Form 10-Q
period 2001-06-30
RAND CAPITAL CORP
filed 2001-10-01
CIK 81955

FORM 10-Q

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _______

Commission File Number: 811-1825

Rand Capital Corporation
(Exact Name of Registrant as specified in its Charter)

New York (State of Jurisdiction of Incorporation or organization)	16-0961359 (IRS Employer Identification No.)

2200 Rand Building, Buffalo, NY 14203
(Address of Principal executive offices)    (Zip Code)

(716) 853-0802
(Registrant's Telephone No. including Area Code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes:  X        No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 28, 2001): 5,763,034

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Statements of Financial Position as of June 30, 2001 and December 31, 2000
Condensed Statements of Operations for the three-months and six-months ended June 30, 2001 and June 30, 2000
Condensed Statements of Cash Flows for the six-months ended June 30, 2001 and June 30, 2000
Statements of changes in Net Assets for the three-months and six-months ended June 30, 2001 and June 30, 2000
Portfolio of Investments as of June 30, 2001
Notes to Condensed Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Liquidity and Capital Resources
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon senior securities
Item 4.	Submission of matters to a vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

ASSETS
                                                           -------------  -----------------
                                                           June 30, 2001  December 31, 2000
                                                            (Unaudited)
                                                           -------------  -----------------

Cash and cash equivalents                                    $   132,133       $    304,152

Investment portfolio at original cost basis                    6,015,189          6,159,330
Adjustment for unrealized appreciation                         2,065,764            974,597
                                                           -------------  -----------------
    Investments at Directors' valuation                        8,080,953          7,133,927

Interest receivable (net of allowance of $58,101
at June 30, 2001 and $21,729 at December 31, 2000)               128,115            136,780

Deferred tax asset                                               512,551            660,790
Other assets                                                     208,935            206,235

                                                           -------------  -----------------
TOTAL ASSETS                                                 $ 9,062,687       $  8,441,884
                                                           =============  =================

LIABILITIES AND STOCKHOLDERS EQUITY (NET ASSETS)

LIABILITIES:
Income taxes payable                                           $  11,530          $   1,530
Accounts payable and accrued expenses                             91,587             54,657
                                                           -------------  -----------------
                       Total Liabilities                         103,117             56,187
                                                           -------------  -----------------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
issued and outstanding 5,763,034 at June 30, 2001 and
5,748,034 at December 31, 2000                                   576,304            574,804
Capital in excess of par value                                 6,973,454          6,943,079
Undistributed net investment (loss)                           (2,467,295)        (2,065,672)
Undistributed net realized gain on investments                 2,400,926          2,400,233
Net unrealized appreciation of investments                     1,476,181            533,253
                                                             -----------  -----------------
                               Net assets                      8,959,570          8,385,697
                                                             -----------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,062,687       $  8,441,884
                                                             ===========  =================

Shares outstanding                                             5,763,034          5,748,034
Net asset value per outstanding share                              $1.55              $1.46

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTER AND SIX-MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)

                                                 ----------------------------------------------------------------------
                                                     Three-months      Three-months   Six-months ended     Six-months
                                                         ended            ended         June 30, 2001        ended
                                                     June 30, 2001    June 30, 2000                      June 30, 2000
                                                 ---------------------------------------------------------------------
Investment income:
       Interest from portfolio companies                  $ 29,493         $ 36,365          $ 62,529        $  44,063
       Interest from other investments                       1,709           19,609             5,722           79,707
       Other income                                             10                -             8,098
                                                                                                                     -
                                                 ---------------------------------------------------------------------
                                                            31,212           55,974            76,349          123,770
                                                 ---------------------------------------------------------------------
Expenses:
       Salaries                                             60,093           56,499           188,218          149,804
       Employee benefits                                    11,659           20,076            41,194           44,824
       Directors' fees                                       4,500           12,000             9,500           18,000
       Legal fees                                           10,989            9,164            18,981           14,380
       Professional fees                                     7,180            5,100            16,210           15,628
       Shareholders and office                              24,669           19,655            37,084           31,777
       Insurance                                             6,750            7,310            13,500           14,510
       Corporate development                                 9,359                             10,925            8,851
                                                                                981
       Other operating expenses                             66,660           25,246           128,953           44,448
                                                 ---------------------------------------------------------------------
                                                           201,859          156,031           464,565          342,222
                                                 ---------------------------------------------------------------------

Investment (loss) before income taxes                     (170,646)        (100,057)         (388,216)        (218,453)
       Income tax provision                                 12,588            3,018            13,407            5,998
                                                 ---------------------------------------------------------------------
Investment (loss) - net                                   (183,234)        (103,075)         (401,623)        (224,451)
                                                 ---------------------------------------------------------------------
Realized and unrealized gain (loss) on
investments:
       Net gain (loss) on sales and dispositions                 -         (100,000)              693         (100,000)
                                                 ---------------------------------------------------------------------
Net realized gain (loss)                                         -         (100,000)              693         (100,000)
                                                 ---------------------------------------------------------------------
Unrealized appreciation on investments:
       Beginning of period                                 581,259          902,140           974,597         (863,197)
       End of period                                     2,065,764        1,077,262         2,065,764        1,077,262
                                                 ---------------------------------------------------------------------
       Increase (Decrease) in unrealized
       appreciation before income taxes                  1,484,505          175,122         1,091,167        1,940,459
       Deferred income tax provision (benefit)
                                                           365,239                -           148,239          600,000
                                                 ---------------------------------------------------------------------
Net increase (decrease) in unrealized
appreciation                                             1,119,266          175,122           942,928        1,340,459
                                                 ---------------------------------------------------------------------
Net realized and unrealized gain (loss) on
investments                                              1,119,266           75,122           943,621        1,240,459
                                                 ---------------------------------------------------------------------
Net increase (decrease) in net assets from
operations                                              $  936,031      $  (279,522)      $   541,998     $  1,016,008
                                                 =====================================================================
Weighted average shares outstanding                    $ 5,763,034     $  5,723,034       $ 5,761,542     $  5,721,045
Basic and diluted net increase (decrease) in                $ 0.16          $ (0.01)            $0.09           $ 0.18
net assets from operations per share

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------
                                                                For the six-months           For the six-months
                                                                             ended                        ended
                                                                     June 30, 2001                June 30, 2000
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net increase in net assets from operations                           $  541,998                    $1,016,008
                                                                       -----------                   ----------
Adjustments to reconcile net  increase in net assets to
net cash used in operating activities:
  Depreciation and amortization                                             6,750                         6,000
  Interest receivable reserve                                               6,371                             -
  (Increase) in unrealized appreciation of
investments, net of deferred income tax                                  (942,928)                   (1,340,459)
 Net realized (gain) loss on portfolio of investments                        (693)                      100,000
    Changes in operating assets and liabilities:
      (Increase) in interest receivable                                   (28,117)                      (16,505)
      (Increase) in other assets                                           (9,042)                      (24,457)
      Increase (decrease) in accounts
      payable and other accrued liabilities                                46,930                        (6,153)
                                                           ----------------------------------------------------
                                                           ----------------------------------------------------
   Total adjustments                                                     (890,729)                   (1,281,574)
                                                           ----------------------------------------------------
   Net cash used in operating activities                                 (348,731)                     (265,566)
                                                           ----------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from sale of portfolio investments                            215,299                             -
   Proceeds from loan repayments                                                -                       420,000

   New portfolio investments                                              (70,465)                   (1,262,938)

                                                           ----------------------------------------------------
   Net cash provided by (used in) investing                               144,834                      (842,938)
   activities
                                                           ----------------------------------------------------
Cash Flows from financing Activities:
   Proceeds from issuance of stock                                         31,875                        19,950
                                                           ----------------------------------------------------
Net cash provided by financing activities                                  31,875                        19,950
                                                           ----------------------------------------------------

Net decrease in cash and cash equivalents                                (172,022)                   (1,088,554)
Cash and cash equivalents at beginning of period                          304,152                     1,139,708
                                                           ----------------------------------------------------
Cash and cash equivalents at end of period                               $132,133                      $ 51,154
                                                           ----------------------------------------------------

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE QUARTER AND SIX-MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)

                                                   Three-months    Three-months   Six-months ended    Six-months
                                                     ended            ended       June 30, 2001         ended
                                                  June 30, 2001   June 30, 2000                     June 30, 2000
                                               ------------------------------------------------------------------
Net assets at beginning of period                   $8,023,538      $8,668,654       $8,385,697      $7,604,743

Operations:
      Net investment loss                             (183,234)       (103,075)        (401,623)       (224,451)

      Net realized gain (loss) on investments                -        (100,000)             693        (100,000)

     Net increase (decrease) in unrealized
               appreciation of investments           1,119,266         175,122          942,928       1,340,459
      Other                                                  -               1                -               1
                                               ----------------------------------------------------------------
Net increase (decrease) in net assets                  936,032         (27,952)         541,998       1,016,009
    from operations

Net proceeds of private offerings                            -               -           31,875          19,950
                                               ----------------------------------------------------------------
Net assets at end of period                         $8,959,570      $8,640,702        $8,959,570     $8,640,702
                                                    ==========      ==========        ==========     ==========

See notes to condensed financial statements

RAND CAPITAL CORPORATION
PORTFOLIO OF INVESTMENTS
AS OF JUNE 30, 2001
(UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                           June 30, 2001
             Company                     Type of Investment       Date          Cost         Valuation
                                                                  Acquired       ($)            ($)
------------------------------------------------------------------------------------------------------------
ADIC (NASDAQ:ADIC)*                434,848 shares Common Stock.     5/11/01    $1,185,463       $4,896,340
Redmond, WA.  Manufactures data    Options to purchase 54,730
storage systems and specialized    shares.  Value Discounted to
storage management software.       $10/share as non-salable
Acquired Pathlight Technology      through August 20, 2001.
5/11/01.
www.adic.com

American Tactile, Corp. Medina,    Convertible Debentures at 8%     6/23/95       150,000           25,000
NY.  Develops equipment and        due June 2000 and April 2001
systems to produce signage.        with detachable warrants
www.americantactile.com

ARIA Wireless Systems, Inc.        Common Stock - 488,000           5/23/97       543,840           14,640
(OTC:AWSI)*  Buffalo, NY.          shares.  $105,840 Demand
Markets wireless radio             Notes at 15%
transmission communication
equipment.
www.aria-glb.com

BioWorks, Inc.  Geneva, NY.        Series A Convertible             11/6/95        56,000           28,000
Develops and manufactures          Preferred Stock - 32,000
biological alternatives to         shares.
chemical pesticides.
www.bioworksbiocontrol.com

Clearview Cable TV, Inc.  New      Common Stock - 400               2/23/96        55,541           28,000
Providence, NJ.                    shares.
Cable Television Operator.

Contract Staffing, Inc.            Series A 8% Cumulative           11/8/99       100,000          100,000
Buffalo, NY. PEO providing human   Preferred Stock -10,000
resource administration for small  shares.
businesses.
www.contract-staffing.com

DataView, LLC.  Mt. Kisco, NY.     5.5% Membership Interest         10/1/98       310,357          343,357
Designs, develops and markets
browser based software for
investment professionals.
www.marketgauge.com

Fertility Acoustics, Inc.          Common Stock - 848,736 shares    10/1/97        87,440           87,440
Buffalo, NY.  Developer of
proprietary methods to diagnose
onset of ovulation.

G-TEC Natural Gas Systems          41.67% Class A Membership        8/31/99       300,000          300,000
Buffalo, NY.  Manufactures         Interest. 8% Cumulative
and distributes systems that       Dividend
allow natural gas to be used
as an alternative fuel to gases.
www.gas-tec.com

HCI Systems.  Kennebunk, ME.       Series B Preferred Stock -       12/15/99      100,500          100,500
Facilities management software     67,000 shares.  5% Cumulative
solution.                          Dividend
www.hcisystems.com

INRAD, Inc.  OTC:INRD.OB)*         Convertible Series B             10/31/00      100,000          107,000
Northvale, NJ. Develops and        Preferred Stock - 100
manufactures products for laser    shares.  10% Dividend Common
photonics industry.                Stock - 2,000 shares
www.inrad.com

MemberWare Technologies, Inc.      Promissory Note at Prime Rate    9/16/99       100,000          150,000
Pittsford, NY.  Internet company   + 4.5% due September 2004.
engaged in web related consulting  Common Stock - 40,000
services.                          shares.  34,000 warrants for
www.memberware.com                 shares of stock

MINRAD, Inc.  Buffalo, NY.         595,506 Common                   8/4/97        874,030        1,111,000
Developer of laser guided          Shares
surgical devices.                  53,628 Preferred Shares

Platform Technology Holdings,      Four Units                       9/24/97        63,045
LLC  Charlottesville, VA.                                                                                -
Provides sales support and
management for unique medical
businesses.

Ultra-Scan Corporation Amherst,    Common Shares - 49,290           12/11/92      302,586          369,675
NY.  Ultrasonic finger print
technology.
www.ultra-scan.com

UStec, Inc. Victor, NY.            Promissory Note at 12% due       12/17/98      100,500          150,000
Manufactures and markets digital   January 2003.  Common Stock -
wiring systems for residential     50,000 shares.  2,500
new home construction.             warrants for common shares
www.ustecnet.com

Vanguard Modular Building          Preferred Units - 2,673 Units    12/16/99      270,000          270,000
Systems.  Philadelphia, PA.        with warrants.          14%
Leases and sells high-end modular  Interest Rate
space solutions.
www.vanguardmodular.com

Other Investments                                                               1,310,887                1
                                                                                ---------        ---------

Total Portfolio Investments                                                    $6,015,189       $8,080,953
                                                                               ==========       ==========

*Publicly owned company.

Note:	Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair market value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

See notes to condensed financial statements

RAND CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER AND SIX-MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

1.	Basis of Presentation

In Management's opinion, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six-months ended June 30, 2001 are not necessarily indicative of the results for the full year.

It is suggested that these statements be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report for the year ended December 31, 2000. Information contained in this filing should also be reviewed in conjunction with Rand Capital Corporation's related filings with the Securities & Exchange Commission ("SEC") during the period of time covered by this filing. These filings include, but are not limited to the following:

N-30-B2	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
NSAR-A	Semi-Annual filing as closed end investment company
NSAR-B	Semi-Annual filing as closed end investment company
DEF-14A	Definitive Proxy Statement submitted to shareholders

2.	Summary of Significant Accounting Policies

Nature of Business

Rand Capital Corporation ("Rand" or "Corporation") is a venture capital investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). A BDC is a specialized type of investment company under the 1940 Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels; such companies are termed "eligible portfolio companies". Rand, as a BDC, may invest in other securities, however such investments may not exceed 30% of Rand's total asset value at the time of such investment.

On July 20, 2001, Rand's shareholders approved the proposal to allow Rand to adopt BDC status. Following this authorization by the Shareholders, and approval by Rand's Board of Directors, Rand filed its BDC election with the SEC (Form N-54A) on August 16, 2001. Prior to Rand's election as a BDC, Rand operated as a closed-end, diversified, management company under the 1940 Act.

Rand was founded in 1969 and its stock has traded publicly since 1971. Rand's stock is currently listed on the NASDAQ Small Cap Market under the symbol "RAND". The company is headquartered in Buffalo, New York. Rand operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors.

Net Asset Value

Rand accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. On this basis, the principal measure of its financial performance is provided in its Condensed Statements of Operations under the caption "Net Increase (decrease) in net assets from operations" which is composed of the following:

"Investment loss - net" (from operations) which is the difference between the Corporation's income from interest, dividends and fees and its operating expenses and taxes.

"Net realized (loss) gain" which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost.

"Net increase (decrease) in unrealized appreciation" which is the net change in the fair value of Rand's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Rand's net assets are calculated based on the net assets at the end of the period, after the effect of the items included in the calculation of the net increase or decrease in net assets from operations. The net asset value per share is then determined based on the common shares outstanding. Rand has no preferred stock, or stock options outstanding that would be potential common shares, thus reported per share net asset value and diluted net asset value per share results would be the same.

Income Taxes

Rand has not elected pass-through tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code for Income tax purposes. Therefore, Rand is taxed as a corporation under regulation C.

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000
Operations	$ (37,329)	$ (51,697)
Investments	(846,543)	(389,254)
Net operating loss carry-forwards	1,218,818	1,086,443
Capital loss carry-forward	177,605	183,948
Subtotal	$ 512,551	$ 829,440
Valuation allowance	(0)	(168,650)
Deferred tax assets, net	$ 512,551	$ 660,790

At June 30, 2001 and December 31, 2000, the Corporation had a federal and state net operating loss carry-forward of approximately $3,102,000 and $2,720,000, respectively, which expire commencing in 2007.

Rand has a net deferred tax asset at June 30, 2001 of $512,551 and of $660,790 (net of $168,650 valuation allowance) at December 31, 2000.

Stockholder's Equity

On July 20, 2001 Rand’s shareholders approved the proposal to establish the 2001 Stock Option Plans including the “Employee Plan” which provides for grant of stock options for up to an aggregate of 200,000 shares to the Corporation’s key employees and officers; and the Non-Employee Director Stock Option Plan, or “Director Plan” which provides for up to an aggregate of 100,000 shares to Rand’s outside directors. The Director Plan also will require an exemptive order by the SEC prior to any options being issued through the plan. Both Plans are fully described in the information presented under the caption “Proposal to Approve Stock Option Plans for the Corporation” in the Company’s definitive Proxy Statement as filed with the SEC on June 8, 2001, which information is incorporated herein by reference.

No stock options have been granted under the Employee Plan or the Director Plan through September 28, 2001.

Rand sold shares of its common stock through a private stock offering with two officers of the Corporation for a total of 15,000 shares in January 2001 and 15,000 shares in January 2000; the shares were priced at $2.12 and $1.33 respectively; total proceeds to the Corporation were $31,875 and $19,950 respectively.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Significant Events

On May 11, 2001, one of Rand’s privately held portfolio investments, Pathlight Technologies Inc. was acquired by Advanced Digital Information Corporation (NASDAQ:ADIC). In exchange for Rand’s estimated 5% ownership of Pathlight (cost basis of approximately $1.2 million), Rand received 434,848 shares of ADIC common stock and options to purchase 54,730 shares. The ADIC shares received by Rand are subject to sale under Rule 145 restrictions and have been valued by Rand, at $4.9 million in its June 30, 2001 investment portfolio.

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT'S OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Company’s portfolio companies operate, the state of the securities markets in which the securities of the Company’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Certain Risk Factors” below.

Financial Condition

Rand's total assets and net assets at June 30, 2001 and December 31, 2000 were as follows:

	June 30, 2001	December 31, 2000
Total assets	$9,062,687	$8,441,884
Net assets	8,959,570	8,385,697
Net asset value per share	$1.55	$1.46

Primarily contributing to the $621,000 increase in total assets and the $574,000 increase in net assets was the net change in valuations of various portfolio companies and their related tax effects during the six-month period.

Rand’s financial condition is dependent on the success of its investments. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that may lack management depth and history of operations. A summary of Rand’s investment portfolio is as follows:

	June 30, 2001	December 31, 2000
Investments, at cost	$6,015,189	$6,159,330
Unrealized appreciation	2,065,764	974,597
Investments at fair value	$8,080,953	$7,133,927

The increase in the unrealized appreciation of the investments is primarily attributable to the net effect of portfolio valuation adjustments to the following portfolio companies during the six-month period ended June 30, 2001: Pathlight Technology/Advanced Digital Information Corporation ("ADIC"), $2.9 million; BNKR.com, ($0.4 million); Fertility Acoustics, Inc., ($1.9 million), Aria Wireless Systems, Inc., ($0.1 million), and Platform Technology Holdings, LLC, ($0.1 million).

Rand's total investments at fair value approximated 90% of net assets at June 30, 2001 and 85% of net assets at December 31, 2000. Of Rand's portfolio investments, one investment, Pathlight/ADIC, valued at $4.9 million at June 30, 2001 and $2.0 million at December 31, 2000, approximated 55% of net assets at June 30, 2001 and 24% of net assets at December 31, 2000.

Also during the six-month period ended June 30, 2000, Rand sold its investments in Motorola and Texaco preferred stocks, valued at $0.2 million at December 31, 2000, and made a $55,000 follow-on investment in Platform Technology Holdings.

The effect of the portfolio valuation changes resulted in a net change in the deferred tax asset from $660,790 at December 31, 2000 to $512,551 at June 30, 2001. In addition, Rand reversed the $168,650 tax valuation allowance previously recorded, reflecting the increased likelihood of its utilization given the Pathlight/ADIC transaction.

Results of Operations

On May 11, 2001, one of Rand's privately held portfolio investments, Pathlight Technologies Inc. was acquired by Advanced Digital Information Corporation (NASDAQ:ADIC). In exchange for Rand's estimated 5% ownership of Pathlight (cost basis of approximately $1.2 million), Rand received 434,848 shares of ADIC common stock and options to purchase 54,730 shares. The ADIC shares received by Rand are subject to sale under Rule 145 restrictions and have been valued by Rand, at $4.9 million in its June 30, 2001 investment portfolio.

Investment Income and Expenses:

Total investment income for the three-months ended June 30, 2001 and 2000 was $31,212 and $55,974, respectively, of which $29,493 (94%) and $36,265 (65%) consisted of interest from portfolio companies during the period. The remaining income consisted of interest on other temporary short-term investments and cash balances. For the six-months ended June 30, 2001 and 2000, the total investment income was $76,349 and $123,770, respectively, of which $62,529 (82%) and $44,063 (36%) consisted of interest from portfolio companies during the period. The remaining income consisted of interest on short-term investments, cash balances, and other income. The total investment income for the three and six-months ended June 30, 2000 was higher mainly due to higher idle cash balances and its related interest income earnings.

Expenses for the three-months ended June 30, 2001 and 2000 were $201,859 and $156,031, respectively. Expenses for the six-month period ended June 30, 2001 and June 30, 2000 were $464,565 and $342,222 respectively. A majority of the Rand's expenses consist of employee compensation, shareholder and office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. A major increase in expenses during the three-month and six-month periods in 2001 directly resulted from costs (consulting and advisory fees) incurred for restructuring the Corporation to a Business Development Company ("BDC") status, and research into stock option plans and other corporate matters. These costs have been included in other operating expenses and total $46,627 for the six-months ended June 30, 2001. Also increasing expenses during 2001 were the establishment of allowances related to the write-off of certain portfolio related receivables totaling $36,371 for the six-months ended June 30, 2001.

Net investment losses from operations were $183,234 and $103,075 for the three-months ended June 30, 2001 and 2000, respectively. For the six-months ended June 30, 2001 and 2000, net investment losses were $401,623 and $224,451. The combined effect of the writedown of several Rand investments, and the loss of their related dividend/interest payments and the increased costs related to Rand's proxy filings has resulted in increased operating losses in 2001 as compared to 2000.

Net Realized Gains and Losses on Portfolio of Investments:

During the three-months ended June 30, 2001, the corporation did not have any realized gains or losses on investments as compared to a realized loss of $100,000 during the three-months ended June 30, 2000, from the disposition of its investment in Commercial Maintenance Organization.

Net Increase (decrease) in Net Assets from Operations:

The Corporation accounts for its operations under generally accepted accounting principles in the United States of America for investment companies. On this basis, the principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its condensed statements of operations. For the three-months ended June 30, 2001, the net increase in net assets from operations was $936,031 as compared to a net decrease in net assets from operation of $27,952 for the three-months ended June 30, 2000. The increase in appreciation of investments is primarily attributable to the net effect of portfolio valuation adjustments to the following portfolio companies during the six-month period ended June 30, 2001: Pathlight Technology, Inc./ADIC, ($2.9 million); BNKR.com, ($.4 million); Fertility Acoustics, Inc., ($1.1 million); Aria Wireless Systems, Inc., ($0.1 million); and Platform Technology Holdings, LLC ($0.1 million).

For the six-months ended June 30, 2001 and 2000, the net increase in net assets from operations was $541,998 and $1,016,008, respectively.

Liquidity and Capital Resources

Rand's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain Rand portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments. Rand does earn interest income on idle cash balances. Rand has historically relied on and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, Rand attempts to maintain adequate working capital necessary for short-term needs.

On June 30, 2001, Rand was holding approximately $132,000 in cash compared to a total of approximately $512,000 ($304,000 cash and $208,000 in marketable preferred equities) at December 31, 2000. The decrease in liquidity has resulted in decreased interest earnings on idle cash balances.

During the six-month period ended June 30, 2001 Rand sold its investments in Motorola and Texaco preferred stocks, valued at $0.2 million at December 31, 2000, and made a $55,000 follow-on investment in Platform Technology Holdings.

Rand also adjusted the valuations for several portfolio investments during the period to include; ARIA Wireless Systems, Inc., Pathlight Technology, Inc./ADIC, Fertility Acoustics, Inc., BNKR.com; however, these are non-cash adjustments.

During the six-month period ended June 30, 2000, Rand made new investments in BNKR.com, $250,000; TSS-Transnet, $250,000; and made a follow-on investment in Pathlight Technology, Inc., $750,000. The InfoMiners.com bridge loan was also repaid, $420,000. During this period, valuation changes were made to Fertility Acoustics, Inc. and Pathlight Technology, Inc. However, these are non-cash adjustments.

Certain Risk Factors

Investing in Rand's Stock is Highly Speculative and the Investor Could Lose Some or All of the Amount Invested

The value of Rand's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in Rand's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the Rand's stock price. The recent decimalization of the stock exchanges, particularly NASDAQ, is a new risk factor that may decrease liquidity of smaller capitalization issues such as the Company's own common stock and that of its publicly traded holdings.

Investing in Rand's Shares May be Inappropriate for the Investor's Risk Tolerance

Rand's investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. Rand's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

Rand may face competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated Business Development Company ("BDC"), the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of Rand's competitors are not subject to this disclosure requirement. Rand's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make Rand less attractive as a potential investor to a given portfolio company than a private venture.

Rand Operates in a Regulated Environment

Rand is subject to substantive SEC regulations as a BDC. Securities and tax laws and regulations governing the Rand's activities may change in ways adverse to Rand's and its shareholders' interests, and interpretations of such laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern Rand's business could have an adverse impact on Rand or its operations.

Rand is Dependent Upon Key Management Personnel for Future Success

Rand is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management. The future success of Rand depends to a significant extent on the continued service and coordination of its senior management team. The departure of any of the executive officers or key employees could materially adversely affect Rand's ability to implement its business strategy. Rand does not maintain key man life insurance on any of its officers or employees.

Investment in Small, Private Companies

There are significant risks inherent in Rand's venture capital business. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. Rand expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Rand has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither Rand's investments nor an investment in Rand is intended to constitute a balanced investment program. Rand has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

Illiquidity of Portfolio Investments

Most of the investments of Rand are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities The Company's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

Even if the Rand's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of Rand's portfolio companies may not be successful.

Valuation of Portfolio Investments

There is typically no public market of equity securities of the small privately held companies in which Rand invests. As a result, the valuation of the equity securities in Rand's portfolio is subject to the good faith estimate of the Rand's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of Rand's portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in Rand's statement of operations as "Change in unrealized appreciation on investments".

Fluctuations of Quarterly Results

Rand's quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Changes In Interest Rates

Rand has no borrowings; therefore, any change in interest rates will have no material impact on interest expense. A hypothetical 10% change in short-term interest rates on our income generated from cash and cash equivalent would not be material to the results of operations. Such discussion includes forward-looking statements of risks which involve certain assumptions as to market interest rates. Actual market conditions may differ materially from such assumptions.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

A portion of the Company's portfolio is in marketable securities traded in the over-the-counter market, and there is a portion of the Company's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of June 30, 2001, the Company did not have any off-balance sheet investments or hedging investments.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

Rand sold shares of its common stock through private stock offerings to the President and Treasurer of the Corporation for a total of 15,000 shares in January 2001 and 15,000 shares in January 2000. The shares were priced at $2.12 and $1.33 per share, and total proceeds to the Corporation were $31,875 and $19,950 respectively. The sales were exempt from Securities Act registration pursuant to the exemptions provided by Section 4(2) of the Securities Act and Rule 506 the SEC.

Item 3.	Defaults upon Senior Securities Holders

None

Item 4.	Submission of Matters to a Vote of Security Holders

Rand held its annual shareholder meeting on July 20, 2001. The following matters were submitted to a vote of shareholders: Election of Directors; Approval for BDC election; Approval of Stock Option Plans; and approval of independent auditors. Information concerning the results of these votes is presented in an attachment titled "Results of Balloting" to the Company's NSAR-A filed with the SEC on August 8, 2001, which information is incorporated herein by reference.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    September 28, 2001

RAND CAPITAL CORPORATION
By:/s/ Allen F. Grum Allen F. Grum, President
By:/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer