Form 10-Q
period 2001-09-30
RAND CAPITAL CORP
filed 2001-11-14
CIK 81955

FORM 10-Q

SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 2001): 5,763,034

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Statements of Financial Position as of September 30, 2001 and December 31, 2000
Condensed Statements of Operations for the three-months and nine-months ended September 30, 2001 and September 30, 2000
Condensed Statements of Cash Flows for the nine-months ended September 30, 2001 and September 30, 2000
Statements of changes in Net Assets for the three-months and nine-months ended September 30, 2001 and September 30, 2000
Portfolio of Investments as of September 30, 2001
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

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF FINANCIAL POSITION
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

ASSETS
                                                           -------------  -----------------
                                                             September         December
                                                              30, 2001         31, 2000
                                                            (Unaudited)
                                                           -------------  -----------------

Cash and cash equivalents                                    $   714,326       $    304,152

Investment portfolio at original cost basis                    5,906,765          6,159,330
Adjustment for unrealized appreciation                         1,745,483            974,597
                                                           -------------  -----------------
    Investments at Directors' valuation                        7,652,248          7,133,927

Interest receivable (net of allowance of $58,101
at September 30, 2001 and $21,729 at December 31, 2000)          151,293            136,780

Deferred tax asset                                               439,551            660,790
Other assets                                                     185,876            206,235

                                                           -------------  -----------------
TOTAL ASSETS                                                 $ 9,143,294       $  8,441,884
                                                           =============  =================

LIABILITIES AND STOCKHOLDERS EQUITY (NET ASSETS)

LIABILITIES:
Income taxes payable                                           $  11,530          $   1,530
Accounts payable and accrued expenses                             41,875             54,657
                                                           -------------  -----------------
                       Total Liabilities                          53,405             56,187
                                                           -------------  -----------------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
issued and outstanding 5,763,034 at September 30, 2001 and
5,748,034 at December 31, 2000                                   576,304            574,804
Capital in excess of par value                                 6,973,454          6,943,079
Undistributed net investment (loss)                           (2,677,027)        (2,065,672)
Undistributed net realized gain on investments                 3,061,258          2,400,233
Net unrealized appreciation of investments                     1,155,900            533,253
                                                             -----------  -----------------
                               Net assets                      9,089,889          8,385,697
                                                             -----------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 9,143,294       $  8,441,884
                                                             ===========  =================

Shares outstanding                                             5,763,034          5,748,034
Net asset value per outstanding share                              $1.58              $1.46

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE QUARTER AND NINE MONTHS
ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(UNAUDITED)

                                                 ----------------------------------------------------------------------
                                                   Three-months      Three-months      Nine-months      Nine-months
                                                       ended            ended             ended            ended
                                                   September 30,    September 30,     September 30,    September 30,
                                                       2001              2000             2001              2000
                                                 ----------------------------------------------------------------------
Investment income:
       Interest from portfolio companies                $   25,769       $   42,689        $   88,298       $  122,396
       Interest from other investments                       1,209           19,086             6,931           63,149
       Other income                                            600              594             8,698              594
                                                 ----------------------------------------------------------------------
                                                            27,578           62,368           103,927          186,139
                                                 ----------------------------------------------------------------------
Expenses:
       Salaries                                             59,176           56,500           247,395          206,304
       Employee benefits                                    12,054           11,395            53,248           56,219
       Directors' fees                                      10,250            4,500            19,750           22,500
       Legal fees                                         (10,000)           13,026             8,981           27,406
       Professional fees                                     7,900            6,100            24,110           21,728
       Shareholders and office                              17,509           16,412            54,594           48,189
       Insurance                                             6,750            7,200            20,250           21,710
       Corporate development                                 4,627            5,085            15,552           13,937
       Other operating expenses                             53,464           24,299           182,414           68,746
                                                 ----------------------------------------------------------------------
                                                           161,730          144,517           626,294          486,739
                                                 ----------------------------------------------------------------------
Investment (loss) before income taxes                    (134,152)         (82,149)         (522,367)        (300,600)
       Income tax provision                                  2,580            3,010            15,987            9,008
       Deferred income tax (expenses)                       73,000                0            73,000                0
                                                 ----------------------------------------------------------------------
Investment (loss) - net                                  (209,732)         (85,159)         (611,354)        (309,608)
                                                 ----------------------------------------------------------------------

Realized and unrealized gain (loss) on
investments:
       Net gain (loss) on sales and dispositions
                                                           660,332          (8,551)           661,025        (108,551)
                                                 ----------------------------------------------------------------------
Net realized gain (loss)                                   660,332          (8,551)           661,025        (108,551)
                                                 ----------------------------------------------------------------------

Unrealized appreciation on investments:
       Beginning of period                               2,065,764        1,077,262           974,597        (863,197)
       End of period                                     1,745,483        1,197,225         1,745,483        1,197,225
                                                 ----------------------------------------------------------------------
       Increase (Decrease) in unrealized
       appreciation before income taxes                  (320,281)          119,963           770,886        2,060,422
       Deferred income tax expense
                                                                 0                0           148,239          600,000
                                                 ----------------------------------------------------------------------
Net (decrease) increase in unrealized
appreciation                                             (320,281)          119,963           622,647        1,460,422
                                                 ----------------------------------------------------------------------

Net realized and unrealized gain on investments            340,051          111,412         1,283,672        1,351,871
                                                 ----------------------------------------------------------------------

Net increase (decrease) in net assets from
operations                                              $  130,319      $  (26,253)        $  672,318     $  1,042,263
                                                 ======================================================================
Weighted average shares outstanding                      5,763,034        5,723,034         5,762,045        5,721,715
Basic and diluted net increase (decrease) in
net assets from operations per share                         $0.02          ($0.00)             $0.12            $0.18

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWWS
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                  For the nine-months        For the nine-months
                                                                                ended                      ended
                                                                   September 30, 2001         September 30, 2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net increase in net assets from operations                              $672,318                    $1,042,263
                                                                          --------                    ----------
Adjustments to reconcile net increase in net assets to
net cash used in operating activities:
  Depreciation and amortization                                              9,750                        10,000
  Interest receivable reserve                                               36,372                             0
  (Increase) in unrealized appreciation of
  investments, net of deferred income tax                                (622,647)                   (1,460,422)
Decrease in deferred tax assets                                             73,000                             0
  Net realized (gain) loss on portfolio of investments                   (661,025)                       108,551
    Changes in operating assets and liabilities:
      (Increase) in interest receivable                                   (50,885)                      (43,212)
      (Increase) decrease in other assets                                   10,609                      (27,692)
      Increase (decrease) in accounts
      payable and other accrued liabilities                                (2,782)                        10,869
                                                           ------------------------------------------------------
   Total adjustments                                                   (1,207,608)                   (1,401,906)
                                                           ------------------------------------------------------
   Net cash (used in) operating activities                               (535,290)                     (359,643)
                                                           ------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from sale of portfolio investments                           1,084,054                        85,813
   Proceeds from loan repayments                                                                         420,000
                                                                      0

   New portfolio investments                                             (170,465)                   (1,263,537)

                                                           ------------------------------------------------------
   Net cash provided by (used in) investing
   Activities                                                              913,589                     (757,724)
                                                           ------------------------------------------------------

Cash Flows from financing Activities:
   Proceeds from issuance of stock                                          31,875                        57,700
                                                           ------------------------------------------------------
Net cash provided by financing activities                                   31,875                        57,700
                                                           ------------------------------------------------------

Net Increase (decrease) in cash and cash equivalents                       410,174                   (1,059,667)
Cash and cash equivalents at beginning of period                           304,152                     1,139,708
                                                           ------------------------------------------------------
Cash and cash equivalents at end of period                                $714,326                       $80,041
                                                           ------------------------------------------------------

See notes to condensed financial statements

RAND CAPITAL CORPORATION
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS FOR THE QUARTER AND
NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
(UNAUDITED)

                                                   Three-months    Three-months   Nine-months    Nine-months
                                                       ended          ended          ended          ended
                                                   September 30,   September 30,  September 30,  September 30,
                                                       2001              2000         2001          2000
                                                 -------------------------------------------------------------
Net assets at beginning of period                  $8,959,570      $8,640,702     $8,385,697     $7,604,743

Operations:
   Net investment loss                               (209,732)        (85,159)      (611,354)      (309,608)

   Net realized gain (loss) on investments            660,332          (8,551)       661,025       (108,551)

   Net (decrease) increase in unrealized
      appreciation of investments                    (320,281)        119,693        622,647      1,460,422
   Other                                                    0             271             (1)             0
                                                 -------------------------------------------------------------
Net increase in net assets from operations            130,319          26,254        672,317      1,042,263

Net proceeds of private offerings                           0          37,750         31,875         57,700
                                                 -------------------------------------------------------------
Net assets at end of period                        $9,089,889      $8,704,706     $9,089,889     $8,704,706
                                                   ==========      ==========     ==========     ==========

See notes to condensed financial statements

RAND CAPITAL CORPORATION
PORTFOLIO OF INVESTMENTS
AS OF SEPTEMBER 30, 2001
(UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                           June 30, 2001
             Company                     Type of Investment       Date          Cost         Valuation
                                                                  Acquired       ($)            ($)
------------------------------------------------------------------------------------------------------------
ADIC (NASDAQ:ADIC)*                391,265 shares Common Stock.     5/11/01    $977,239         $4,376,878
Redmond, WA.  Manufactures data    Options to purchase 54,786
storage systems and specialized    shares.  Valued at $10 per
storage management software.       share.
Acquired Pathlight Technology
5/11/01.
www.adic.com

American Tactile, Corp. Medina,    Convertible Debentures at 8%     6/23/95       150,000           25,000
NY.  Develops equipment and        due June 2000 and April 2001
systems to produce signage.        with detachable warrants
www.americantactile.com

ARIA Wireless Systems, Inc.        Common Stock - 488,000           5/23/97       543,840            9,760
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
www.hcisystems.com

INRAD, Inc.  OTC:INRD.OB)*         Convertible Series B             10/31/00      105,000          102,640
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

Ultra-Scan Corporation Amherst,    Common Shares - 49,290           12/11/92      402,586          469,675
NY.  Ultrasonic finger print       $100,000 Bridge Loan at
technology.                        12%
www.ultra-scan.com

UStec, Inc. Victor, NY.            Promissory Note at 12% due       12/17/98      100,500          150,000
Manufactures and markets digital   January 2003.  Common Stock -
wiring systems for residential     50,000 shares.  2,500
new home construction.             warrants for common shares
www.ustecnet.com

Vanguard Modular Building          Preferred Units - 2,673 Units    12/16/99      270,000          270,000
Systems.  Philadelphia, PA.        with warrants. 14% Interest
Leases and sells high-end modular  Rate
space solutions.
www.vanguardmodular.com

Other Investments                                                               1,310,887               (2)
                                                                                ---------        ---------

Total Portfolio Investments                                                    $5,906,765       $7,652,248
                                                                               ==========       ==========

*Publicly owned company.

Note:	Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair market value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company..

See notes to condensed financial statements

RAND CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE QUARTER AND NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

1.	Basis of Presentation

In Management's opinion, the accompanying condensed financial statements include all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine-months ended September 30, 2001 are not necessarily indicative of the results for the full year.

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

N-30-B2	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
NSAR-A	Semi-Annual filing as closed end investment company
NSAR-B	Semi-Annual filing as closed end investment company
DEF-14A	Definitive Proxy Statement submitted to shareholders
10-Q	Quarterly Financial Reporting for quarter ended June 30, 2001

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

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets at September 30, 2001 and December 31, 2000 are as follows:

	September 30, 2001	December 31, 2000
Operations	$ (29,209)	$ (51,697)
Investments	(784,256)	(389,254)
Net operating loss carry-forwards	1,253,016	1,086,443
Capital loss carry-forward	0	183,948
Subtotal	$ 439,551	$ 829,440
Valuation allowance	0	(168,650)
Deferred tax assets, net	$ 439,551	$ 660,790

At September 30, 2001 and December 31, 2000, the Corporation had a federal and state net operating loss carry-forward of approximately $3,102,000 and $2,720,000, respectively, which expire commencing in 2007.

Stockholders' Equity

On July 20, 2001 Rand's shareholders approved the proposal to establish the 2001 Stock Option Plans including the "Employee Plan" which provides for grant of stock options for up to an aggregate of 200,000 shares to the Corporation's key employees and officers; and the Non-Employee Director Stock Option Plan, or "Director Plan" which provides for up to an aggregate of 100,000 shares to Rand's outside directors. The Director Plan also will require an exemptive order by the SEC prior to any options being issued through the plan. Both Plans are fully described in the information presented under the caption "Proposal to Approve Stock Option Plans for the Corporation" in the Company's definitive Proxy Statement as filed with the SEC on June 8, 2001, which information is incorporated herein by reference.

No stock options have been granted under the Employee Plan or the Director Plan through September 30, 2001.

Rand sold shares of its common stock through a private stock offering with two officers of the Corporation for a total of 15,000 shares in January 2001; 15,000 shares in January 2000; and 25,000 shares in September 2000; the shares were priced at $2.12; $1.33 and $1.51 respectively; total proceeds to the Corporation were $31,875 in 2001 and $57,700 in 2000.

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

Significant Events

On May 11, 2001, one of Rand's privately held portfolio investments, Pathlight Technologies Inc. was acquired by Advanced Digital Information Corporation (NASDAQ:ADIC). Rand held an estimated 5% ownership of Pathlight (cost basis of approximately $1.2 million) and in exchange for the Pathlight investment, Rand has received 461,265 shares of ADIC common stock and options to purchase 54,786 shares for an equivalent total of 516,051 shares. In addition, there are 13,683 shares remaining in escrow pending release subject to certain conditions. The ADIC shares received by Rand are subject to sale under Rule 145 restrictions and became tradable August 20, 2001.

During August 2001 Rand sold a total of 70,000 shares at an average price of $12.41 (range $12.01 - $12.72). Rand's average cost basis for the ADIC securities is $2.12. Rand's remaining ADIC holdings have been valued at $4.4 million in its September 30, 2001 investment portfolio.

Following the end of the quarter, an additional 229,000 shares were sold in October 2001 at an average price of $13.52 (range of $10.10 - $15.50). At October 31, 2001, Rand continues to hold approximately 217,000 shares of ADIC (including the 54,786 shares held via options).

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Company's portfolio companies operate, the state of the securities markets in which the securities of the Company's portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption "Certain Risk Factors" below.

Financial Condition

Rand's total assets and net assets at September 30, 2001 and December 31, 2000 were as follows:

	September 30, 2001	December 31, 2000
Total assets	$9,143,294	$8,441,884
Net assets	9,089,889	8,385,697
Net asset value per share	$1.58	$1.46

Primarily contributing to the $701,000 increase in total assets and the $704,000 increase in net assets was the net change in valuations of various portfolio companies, the sale of ADIC securities for a gain, and the related tax effects of these transactions during the nine-month period.

Rand's financial condition is dependent on the success of its investments. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that may lack management depth and history of operations. A summary of Rand's investment portfolio is as follows:

	September 30, 2001	December 31, 2000
Investments, at cost	$5,906,765	$6,159,330
Unrealized appreciation	1,745,483	974,597
Investments at fair value	$7,652,248	$7,133,927

The increase in the unrealized appreciation of the investments is primarily attributable to the net effect of portfolio valuation adjustments to the following portfolio companies during the nine-month period ended September 30, 2001: Pathlight Technology/Advanced Digital Information Corporation ("ADIC"), $2.4 million; BNKR.com, ($0.4 million); Fertility Acoustics, Inc., ($1.1 million), Aria Wireless Systems, Inc., ($0.1 million), and Platform Technology Holdings, LLC, ($0.1 million).

Rand's total investments at fair value approximated 84% of net assets at September 30, 2001 and 85% of net assets at December 31, 2000. Of Rand's portfolio investments, one investment, Pathlight/ADIC, valued at $4.4 million at September 30, 2001 and $2.0 million at December 31, 2000, approximated 48% of net assets at September 30, 2001 and 24% of net assets at December 31, 2000.

During the nine-month period ending September 30, 2001 Rand's investment activities included the sale of 70,000 shares of ADIC in August 2001, (with a realized gain of approximately $720,000). Other investing activity during the period included the sale of Rand's investments in Motorola and Texaco preferred stocks, valued at $0.2 million at December 31, 2000; New investments included a $100,000 bridge loan to Ultra-Scan and a $55,000 follow-on investment in Platform Technology Holdings (subsequently written off).

The effect of the portfolio valuation changes, net operating losses for the period, and the realized gain from the sale of ADIC securities, resulted in a net change in the deferred tax asset from $660,790 at December 31, 2000 to $439,551 at September 30, 2001. In addition, during the quarter ended June 30, 2001, Rand reversed the $168,650 tax valuation allowance previously recorded, reflecting the increased likelihood of its utilization given the Pathlight/ADIC transaction.

Results of Operations

On May 11, 2001, one of Rand's privately held portfolio investments, Pathlight Technologies Inc. was acquired by Advanced Digital Information Corporation (NASDAQ:ADIC). In exchange for Rand's estimated 5% ownership of Pathlight (cost basis of approximately $1.2 million), Rand has received 461,265 shares of ADIC common stock and options to purchase 54,786 shares. The ADIC shares received by Rand are subject to sale under Rule 145 restrictions and became tradable August 20, 2001.

During August 2001 Rand sold a total of 70,000 shares at a range of $12.10 - $12.72. Rand's average cost basis for the ADIC securities is $2.12. Rand's remaining ADIC holdings have been valued at $4.4 million in its September 30, 2001 investment portfolio.

Following the end of the quarter, an additional 229,000 shares were sold in October 2001 at a range of $10.10 - $15.50. At October 31, 2001, Rand is holding approximately 217,000 shares of ADIC.

Investment Income and Expenses:

Total investment income for the three-months ended September 30, 2001 and 2000 was $27,578 and $62,368, respectively, of which $25,769 (93%) and $42,689 (68%) consisted of interest from portfolio companies during the period. The remaining income consisted of interest on other temporary short-term investments and cash balances. For the nine-months ended September 30, 2001 and 2000, the total investment income was $103,927 and $186,139, respectively, of which $88,298 (85%) and $122,396 (66%) consisted of interest from portfolio companies during the period. The remaining income consisted of interest on short-term investments, cash balances, and other income. The total investment income for the three and nine-months ended September 30, 2000 was higher mainly due to higher idle cash balances and the related interest income earnings, in addition to the shutdown of portfolio companies affecting the portfolio's interest earning investments. Due to the lower cash balances in 2001, the Corporation was not materially affected by decline in interest rates during the preceding 12 months.

Expenses for the three-months ended September 30, 2001 and 2000 were $161,730 and $144,517, respectively. Expenses for the nine-month period ended September 30, 2001 and September 30, 2000 were $626,294 and $486,739, respectively. A majority of the Rand's expenses consist of employee compensation, shareholder and office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. A major increase in expenses during the three-month and nine-month periods in 2001 directly resulted from costs (consulting and advisory fees) incurred for restructuring the Corporation to a Business Development Company ("BDC"), and research into stock option plans and other corporate matters. These costs have been included in other operating expenses and total $71,000 for the nine-months ended September 30, 2001. Also increasing expenses during 2001 were the establishment of allowances related to the write-off of certain portfolio related receivables totaling $36,371 for the nine-months ended September 30, 2001.

Net investment losses from operations were $209,732 and $85,159 for the three-months ended September 30, 2001 and 2000, respectively. For the nine-months ended September 30, 2001 and 2000, net investment losses were $611,354 and $309,608, respectively. The combined effect of the shutdown of the operations of several Rand portfolio companies, the loss of their related dividend/interest payments, and the increased costs related to Rand's annual proxy filings have resulted in increased operating losses in 2001 as compared to 2000.

Net Realized Gains and Losses on Portfolio of Investments:

During the three-months ended September 30, 2001, Rand sold 70,000 shares of its ADIC holdings, generating a realized gain of approximately $720,000. Also during the quarter, ADIC settled its patent litigation with Pathlight, which resulted in a release from escrow of an additional 26,417 ADIC shares to Rand, and a forfeiture of 28,313 shares previously held in escrow (with an average cost basis of $60,024). During the same period in 2000 Rand had realized a loss of $8,551 from the sale of certain preferred securities held in the portfolio.

Net Increase (decrease) in Net Assets from Operations:

Rand accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. On this basis, the principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its condensed statements of operations. For the three-months ended September 30, 2001, the net increase in net assets from operations was $130,319 as compared to a net decrease in net assets from operation of ($26,253) for the three-months ended September 30, 2000. The increase in net realized and unrealized gain on investments during the third quarter is primarily attributable to the sale of ADIC securities at a gain. The year-to-date increase in assets is attributable to net effect of portfolio valuation adjustments to the following portfolio companies during the nine-month period ended September 30, 2001: Pathlight Technology, Inc./ADIC, $2.4 million; BNKR.com, ($.4 million); Fertility Acoustics, Inc., ($1.1 million); Aria Wireless Systems, Inc., ($0.1 million); and Platform Technology Holdings, LLC ($0.1 million).

For the nine-months ended September 30, 2001 and 2000, the net increase in net assets from operations was $672,318 and $1,042,263, respectively.

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

On September 30, 2001, Rand was holding approximately $714,000 in cash (primarily generated from the sale of the ADIC securities in August 2001) compared to a total of approximately $512,000 ($304,000 cash and $208,000 in marketable preferred equities) at December 31, 2000. Through August, Rand had a decrease in liquidity, which resulted in decreased interest earnings on idle cash balances.

During the nine-month period ended September 30, 2001, Rand has sold 70,000 shares of its ADIC holdings and also sold its investments in Motorola and Texaco preferred stocks. New investments included an Ultra-scan bridge loan of $100,000 and a $55,000 follow-on investment in Platform Technology Holdings.

During the year, Rand also adjusted the valuations for several portfolio investments during the period, which included; ARIA Wireless Systems, Inc., Pathlight Technology, Inc./ADIC, Fertility Acoustics, Inc., BNKR.com; INRAD, Inc. These were non-cash adjustments, included as adjustments in the condensed statements of cash flows.

During the nine-month period ended September 30, 2000, Rand made new investments in BNKR.com, $250,000 and TSS-Transnet, $250,000 (both were subsequently written off); and made a follow-on investment in Pathlight Technology, Inc., $750,000. The InfoMiners.com $420,000 bridge loan was also repaid. During this period, valuation changes were made to Fertility Acoustics, Inc. and Pathlight Technology, Inc. However, these are non-cash adjustments.

Certain Risk Factors

Investing in Rand's Stock is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

The value of Rand's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of the amount invested in Rand's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the Rand's stock price. The recent decimalization of the stock exchanges, particularly NASDAQ, is a new risk factor that may decrease liquidity of smaller capitalization issues such as the Company's own common stock and that of its publicly traded holdings. In addition, the terrorist acts of September 11, 2001 in the United States also are a new risk factor, which may affect the operations of both Rand and its portfolio companies.

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

Investment in Small, Private Companies

There are significant risks inherent in Rand's venture capital business. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. Rand expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Rand has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither Rand's investments nor an investment in Rand is intended to constitute a balanced investment program. Rand has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of it's operating expenses. Such sales are unpredictable and may not occur. The terrorist acts in the United States of September 11, 2001 are the type of events that could severely impact a small company that does not have as many resources to ride out market downturns and would need immediate investment capital that might be temporarily unavailable.

Illiquidity of Portfolio Investments

Most of the investments of Rand are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Company's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Company's portfolio may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

Even if the Rand's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of Rand's portfolio companies may not be successful.

Valuation of Portfolio Investments

There is typically no public market of equity securities of the small privately held companies in which Rand invests. As a result, the valuation of the equity securities in Rand's portfolio is subject to the good faith estimate of Rand's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of Rand's portfolio of securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in Rand's statement of operations as "Change in unrealized appreciation on investments".

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

Changes In Interest Rates

Rand has no borrowings; therefore, any change in interest rates will have no material impact on interest expense. A hypothetical 10% change in short-term interest rates on our income generated from cash and cash equivalent would not be material to the results of operations. Such discussion includes forward-looking statements of risks, which involve certain assumptions as to market interest rates. Actual market conditions may differ materially from such assumptions. Changes in interest rates may impact future interest income, however, through September 30, 2001, Rand has not held strong cash positions.

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

As of September 30, 2001, the Company did not have any off-balance sheet investments or hedging investments.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

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

The Board of Directors has also authorized the repurchase of up to 5% of the Company's outstanding stock through purchases on the open market at any time, or from time to time, during the one-year period ending October 18, 2002, when, in the discretion of management, the price of the Company's stock does not appropriately reflect its net asset value

Item 6.	Exhibits and Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2001

RAND CAPITAL CORPORATION
By:/s/ Allen F. Grum Allen F. Grum, President
By:/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer