Form 10-K
period 2001-12-31
RAND CAPITAL CORP
filed 2002-03-28
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from _____ to _______

Commission File Number: 811-1825

Rand Capital Corporation
 (Exact Name of Registrant as specified in its Charter)

New York (State or Other Jurisdiction of Incorporation or organization)	16-0961359 (IRS Employer Identification No.)
2200 Rand Building, Buffalo, NY (Address of Principal executive offices)	14203 (Zip Code)

(716) 853-0802
 (Registrant's Telephone No. Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes: X                 No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 14, 2002 was approximately $1.20 based upon the last sale price as quoted by NASDAQ SmallCap Market on such date. As of March 14, 2002 there were 5,763,034 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Corporation's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2002 is incorporated by reference into certain sections of Part III herein.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1. Business

        Rand Capital Corporation ("Rand" or "Corporation") was incorporated under the law of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the "1940 Act"). On August 16, 2001, Rand filed an election to be treated as a business development company ("BDC") under the 1940 Act, which became effective on the date of filing.

        Throughout its history, Rand's principal business has been to make venture capital investments in small, early-stage and developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new products and services not previously generally available. Rand's principal objective is long-term capital appreciation. Rand typically invests in debt securities of small, developing companies and concurrently acquires an equity interest in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Consistent with its status as a BDC and the purposes of the regulatory framework for BDCs under the 1940 Act, Rand provides managerial assistance to the developing companies in which it invests.

        Rand operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. Rand has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Regulation as a BDC

        Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC's directors be persons other than "interested persons," as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

        Generally, a BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of "disinterested" directors (as defined in the 1940 Act).

        An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

        The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC's initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

        A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC's total asset value at the time of the investment.

        A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of an SBIC, making loans to a portfolio company.

SBIC Subsidiary

        On January 16, 2002, Rand organized a wholly owned subsidiary, Rand Capital SBIC, L.P., as a Delaware limited partnership ("Rand SBIC"). At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC, as a Delaware limited liability company ("Rand Management"), to act as the general partner of Rand SBIC.

        Rand formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a small business investment company (an "SBIC") under the Small Business Investment act of 1958 (the "SBA Act") by the Small Business Administration (the "SBA"), in order to have access to various forms of leverage provided by the SBA to SBICs. Rand received the preliminary approval of the SBA and was given permission to submit an application for approval to operate as an SBIC and, on February 1, 2002, Rand SBIC submitted an application to operate as an SBIC. Rand intends to file an exemption application with the SEC for certain exemptions under the 1940 Act from restrictions on the operation of subsidiaries that the SEC has commonly granted to BDCs that have wholly owned SBIC subsidiaries.

        Rand intends to operate Rand SBIC through Rand Management for the same investment purposes, and with investments in the same kinds of securities, as Rand. Rand SBIC's operations will be consolidated with those of Rand for both financial reporting and tax purposes.

Regulation of SBIC Subsidiary

        Lending Restrictions. The SBA licenses SBICs as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." SBICs use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBICs, and an SBIC's ability to obtain funds from the SBA is also governed by SBA regulations.

        SBA regulations also set certain limitations on the terms of loans by SBICs. The maximum maturity of these loans may not exceed 20 years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight line, five year amortization schedule. SBIC regulations also limit the rate of interest that an SBIC can charge on the loans it makes, the amount of the limit depending upon whether or not equity components are included with the loan.

        SBICs may invest directly in the equity of their portfolio companies, but they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions. In general, an SBIC may not "control" a portfolio company. For SBA Act purposes, control is defined as the ownership (or control) of a 50% or greater interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of the other shareholders in the portfolio company).

        SBA Leverage. The SBA raises capital to enable it to provide funds to SBICs by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend is determined by annual Congressional appropriations of amounts necessary to cover anticipated losses in the program. Congress authorizes appropriations to the extent it determines to fund SBIC borrowings from the SBA.

        In order to obtain SBA leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA Leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC's license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC's continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage.

        SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. Rand expects that Rand SBIC will be approved to obtain SBA leverage at a 2:1 matching ratio, resulting in a total capital pool eligible for investment of $15 million. The SBA's review of Rand SBIC's application and the completion of the licensing process will take at least 6 to 9 months. Rand expects to use Rand SBIC as Rand's primary investment vehicle.

Employees

        As of December 31, 2001, Rand had three full time employees.

Risk Factors and Other Considerations

Investing in Rand's Stock is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

        The value of Rand's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in Rand's shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect Rand's stock price. The recent decimalization of the stock exchanges, particularly NASDAQ, is a new risk factor that may decrease liquidity of smaller capitalization issues such as the Corporation's own common stock and that of its publicly traded holdings.

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

Competition

        Rand faces competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated Business Development Company ("BDC"), the Company is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of Rand's competitors are not subject to this disclosure requirement. Rand's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make Rand less attractive as a potential investor to a given portfolio company than a private venture capital fund.

Rand is Subject to Risks Created by its Regulated Environment

        Rand and Rand SBIC are subject to regulation as BDCs, and Rand SBIC is subject to regulation as an SBIC. The loans and other investments that Rand makes, and Rand SBIC is expected to make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by Rand and Rand SBIC are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

        Rand's and Rand SBIC's capital may include large amounts of debt securities issued to the SBA, and all of the debentures issued to the SBA will have fixed interest rates. Until and unless Rand SBIC is able to invest substantially all of the proceeds from debentures that it sells to the SBA at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA under debentures sold to it, Rand's operating results will be adversely affected which may, in turn, depress the market price of Rand's common stock.

Rand is Dependent Upon Key Management Personnel for Future Success

        Rand is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy. The future success of Rand depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect Rand's ability to implement its business strategy. Rand does not maintain key man life insurance on any of its officers or employees.

Investment in Small, Private Companies

        There are significant risks inherent in Rand's venture capital business. Rand typically invests a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. Rand expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. Rand has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither Rand's investments nor an investment in Rand is intended to constitute a balanced investment program. Rand has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur. The terrorist acts in the United States of September 11, 2001 are the type of events that could severely impact a small company that does not have as many resources to ride out market downturns and would need immediate investment capital that might be temporarily unavailable.

Illiquidity of Portfolio Investments

        Most of the investments of Rand are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Corporation's portfolio of equity securities is and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation's portfolio may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

        Even if Rand's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of Rand's portfolio companies may not be successful.

Valuation of Portfolio Investments

        There is typically no public market of equity securities of the small privately held companies in which Rand invests. As a result, the valuation of the equity securities in Rand's portfolio are stated at fair value as determined by the good faith estimate of Rand's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of Rand's portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in Rand's statement of operations as "Change in unrealized appreciation on investments."

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

Subsequent Events

        Rand has formed a wholly owned subsidiary, Rand Capital SBIC, L.P., for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On February 1, 2002, Rand received notification that its small business investment company (SBIC) application for the subsidiary had been received by the Small Business Administration. The licensing process is expected to take from six to nine months.

Item 2. Properties

        Rand maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,290 square feet of office space pursuant to a lease agreement that expired September 30, 2001. Since that time Rand has been paying rent on a month-to-month basis at the amount stated on the expired lease. Rand believes that its leased facilities are adequate to support its current staff and expected future needs, and that adequate alternative facilities are readily available if it does not renew its lease.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Rand's common stock, par value $0.10 per share ("Common Stock"), is traded on the NASDAQ Small Cap Market ("NASDAQ") under the symbol "RAND." The following table sets forth, for the period indicated, the range of high and low closing prices per share as reported by NASDAQ:

2001 Quarter ending:	High	Low
March 31st	$ 3.500	$ 1.313
June 30th	$ 2.500	$ 1.688
September 30th	$ 2.200	$ 1.010
December 31st	$ 1.740	$ 1.010

2000 Quarter ending:	High	Low
March 31st	$ 9.188	$ 1.344
June 30th	$ 4.000	$ 1.500
September 30th	$ 3.938	$ 2.031
December 31st	$ 3.250	$ 1.500

        Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act.

        On March 14, 2002, the Corporation had an estimated total of 999 shareholders, which included approximately 145 record holders of its common stock, and an estimated 854 shareholders with shares held under beneficial ownership in nominee name or under clearinghouse positions of brokerage firms or banks.

        On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. Such repurchases, if any, must be made in accordance with restrictions under the Investment Company Act. As of December 31, 2001 no stock repurchases had occurred.

Item 6. Selected Financial Data

        The following table provides selected financial data of the Corporation for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our financial statements and related notes appearing elsewhere in this report.
Balance Sheet Data as of December 31:	2001	2000	1999	1998	1997
Total assets	$10,282,493	$8,441,884	$7,648,947	$8,306,038	$8,455,500
Total liabilities	224,209	56,187	44,204	69,006	114,280
Net assets	10,058,284	8,385,697	7,604,743	8,237,032	8,341,220
Net asset value per outstanding share	$ 1.75	$ 1.46	$ 1.33	$ 1.44	$ 1.46
Common stock shares outstanding	5,763,034	5,748,034	5,708,034	5,708,034	5,708,034

Operating Data for the year ended December 31:	2001	2000	1999	1998	1997
Investment income	$159,479	$239,769	$363,094	$593,086	$457,514
Total expenses	825,765	633,403	738,803	758,630	772,511
Net investment (loss)	(1,551,001)	(109,864)	(387,097)	(56,339)	(301,749)
Net realized gain (loss) on investments	3,286,078	(296,298)	(42,625)	(316,559)	797,329
Net (decrease) increase in unrealized
appreciation	(94,365)	1,129,416	(202,567)	268,710	(840,162)
Net Increase (decrease) in net assets
from operations	1,640,712	723,254	(632,289)	(104,188)	(344,582)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation's portfolio companies operate, the state of the securities markets in which the securities of the Corporation's portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption "Risk Factors and Other considerations" contained in Part I, Item 1, which is incorporated herein by reference.

Financial Condition

        Rand's total assets increased by $1,840,609 or 22% to $10,282,493 and its net assets increased by $1,672,587 or 20% to $10,058,284 at December 31, 2001, versus $8,441,884 and $8,385,697 at December 31, 2000, respectively.

        This increase was primarily due to the realization of proceeds from the investment in Pathlight Technology, Inc. (Pathlight). Rand had a 5% ownership in Pathlight when it was acquired in February 2001 by Advanced Digital Information Corporation (ADIC). The Pathlight securities, with a cost basis of $1.2 million, were converted into 558,047 shares of ADIC common stock in 2001, and became tradable in August 2001. The subsequent sale of ADIC stock for a $5.3 million realized gain attributed to the increase in assets and net assets.

        Rand's financial condition is dependent on the success of its holdings. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses generally tend to be unproven, thinly capitalized small companies that may lack experienced management and may have no history of operations. The following summarizes Rand's investment portfolio at the year-ends indicated.

	December 31, 2001	December 31, 2000
Investments at cost	$3,157,017	$6,159,330
Unrealized appreciation, net	853,874	974,597
Investments at fair value	$4,010,891	$7,133,927

        The decrease in investment cost is due to the sale of the Pathlight/ADIC stock (cost basis of $1.2 million) as well as the realized losses of several investments in 2001. Among the significant realized losses were ARIA Wireless Systems, Inc. (ARIA) for $543,840, BNKR, Inc. (BNKR) for $400,000, Reflection Technology for $500,000 and TSS Transnet for $316,401.

        Rand's total investments at fair value approximated 40% of net assets at December 31, 2001 and 85% of net assets at December 31, 2000. This decrease can be attributed to the liquidation of 483,313 shares of the ADIC stock from August 2001 to December 2001 resulting in a realized gain of approximately $5.3 million and the realized losses previously discussed. Rand's cash and cash equivalents approximated 59% of net assets at December 31, 2001 compared to 4% at December 31, 2000. The cash increase at December 31, 2001 is due primarily from the proceeds from the sale of the ADIC stock in 2001.

        Other investing activity during the twelve months ended December 31, 2001 included the sale of Rand's investments of preferred stock in Motorola and Texaco, in 2001, valued at $208,000 at December 31, 2000. New investments included $200,000 in bridge loans to Ultra-Scan Corporation, the exercise of $94,000 in ADIC warrants and a $55,000 follow-on investment in Platform Technologies Holdings.

        The effect of the portfolio valuation changes, net operating losses for the period, and the realized gain from the sale of ADIC securities, resulted in a net change in net deferred tax assets from $660,790 at December 31, 2000 to a net deferred tax liability of ($150,000) at December 31, 2001.

Results of Operations

        On May 11, 2001, one of Rand's privately held portfolio investments, Pathlight, was acquired by ADIC. In exchange for Rand's estimated 5% ownership of Pathlight (cost basis of approximately $1.2 million), Rand has received 558,047 shares of ADIC common stock with 13,683 of these shares held in escrow. The shares being held by ADIC in escrow under the terms of the acquisition agreement are not valued in the December 31, 2001 portfolio. The ADIC shares received by Rand were subject to sale restrictions under Rule 145 and became tradable August 20, 2001.

        Between August 20th and December 31, 2001, Rand sold a total of 483,313 shares at a price range of $10.10 to $17.20 with gross proceeds of $6.4 million and a realized gain of approximately $5.3 million. Rand's average cost basis per share for the ADIC securities is $2.27. In January 2002, Rand sold an additional 61,051 of the ADIC stock at a price range of $17.30 to $18.45 with gross proceeds of approximately $1.1 million and a realized gain of approximately $1.0 million.

Investment Income and Expenses

        Investment income for the years ended December 31, 2001, 2000 and 1999 were $159,479, $239,769 and $363,094, respectively. This income is comprised mainly of interest income from portfolio companies and income on cash and cash equivalents.

        Rand's primary investment objective is to achieve long-term capital appreciation on its portfolio investments. Therefore, a considerable portion of the investment portfolio is structured to realize capital appreciation over the long-term and not necessarily generate income in the form of dividends or interest. The company does earn interest income from investing its idle funds in money market instruments.

        Rand had portfolio income of $118,192, $169,590, $152,548 for the years ended December 31, 2001, 2000 and 1999, which comprised 74%, 71% and 42% of the total investment income for those years. This income includes investments that have high interest accruals and often do not pay a current yield. In 1999, idle fund balances were high for a significant part of the year and Rand was able to earn substantial interest on these idle funds. Interest from other investments was $29,194 (18%), $69,585 (29%) and $153,988 (42%) for the years ended December 31, 2001, 2000 and 1999, respectively.

        Operating expenses were $825,765 in 2001, $633,403 in 2000 and $738,803 in 1999. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. Included in the 2001 expenses were non-routine costs of $166,147 related primarily to professional costs (consulting and advisory fees) incurred for restructuring the Corporation to a Business Development Company ("BDC") and preparing an application for the Small Business Administration (SBA) for participation in the SBIC program and transaction fees associated with the sale of the ADIC securities.

        Net investment losses from operations were ($1,551,001) in 2001, ($109,864) in 2000 and ($387,097) in 1999. The fluctuations from year to year are partly due to the deferred income tax expense (benefit). The deferred tax expense (benefit) was $837,148 in 2001, ($297,288) in 2000 and $0 in 1999. The increase in 2001 can be attributed to the tax consequence as a result of the realized gain on the sale of the ADIC securities. Deferred income tax expense relates to the net unrealized appreciation (depreciation) of investments. Such appreciation (depreciation) is not included in taxable income until realized. (See "Note 3 of Notes to Financial Statements" contained in Item 8. "Financial Statements and Supplementary Data.")

Net Realized Gains and Losses on Investments:

        During the twelve months ended December 31, 2001, Rand realized total net gains of $3,286,078, including the $5.3 million gain on the sale of 483,313 shares of its ADIC holdings. Also, during 2001, Rand recognized realized losses on several of its holdings, most notably ARIA for ($543,840), Reflection Technology for ($500,000), BNKR for ($400,000) and TSS Transnet for ($316,401).

        During 2000, Rand realized total net losses of ($296,298). These net losses included realized losses of ($142,666) from Hammertime Kitchen & Bath Works, Inc., ($98,115) from CMO, Inc. and ($55,517) in various publicly traded securities.

        During 1999, Rand had a total net loss from Lightbridge, Inc. for ($42,625).

Net Increase (Decrease) in Net Assets from Operations:

        Rand accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its statements of operations. For 2001, the net increase in net assets from operations was $1,640,712 as compared to net increases (decreases) in net assets from operations of $723,254 for 2000 and ($632,289) for 1999. The increase in net realized and unrealized gain on investments during 2001 is primarily attributable to the sale of ADIC securities at a gain. The 2000 net increase is due to the change in unrealized appreciation on investments from the Pathlight valuation offset by ($296,298) in net realized losses. The 1999 net decrease in net assets from operations is due to a net investment loss of ($387,097), a realized loss on investments of ($42,625) and a net decrease in unrealized appreciation of investments of ($202,567).

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

        As of December 31, 2001, December 31, 2000 and December 31, 1999 respectively, Rand's total liquidity, consisting of cash and cash equivalents, was $5,941,517, $304,152 and $1,139,708. Management believes that these cash and cash equivalents will provide Rand with the liquidity necessary to fund operations over the next twelve (12) months.

        The increase in liquidity in 2001 was primarily due to the Pathlight/ADIC sale augmented by the sale of certain preferred stocks throughout the year. Rand's largest new investment in 2001 was a bridge loan for $200,000 to Ultra-Scan Corporation.

        From December 31, 1999 to 2000, the liquidity decreased by $835,556 as a result of the investment is several new holdings in 2000. During the twelve months ending December 31, 2000 Rand invested $1,629,939 for investments/loans to several companies that included Pathlight Technology ($749,998), BNKR ($400,000) and TSS-Transnet ($316,401).

Subsequent Events

        Rand has formed a wholly owned subsidiary, Rand Capital SBIC, L.P., for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On February 1, 2002, Rand received notification that its small business investment company (SBIC) application for the subsidiary had been received by the Small Business Administration. The licensing process is expected to take from six to nine months. Reference is made to the information under the headings "SBIC Subsidiary," and "SBIC Regulation" in Part I, Item 1 of this report, which is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        Rand's investment activities contain elements of risk. The portion of Rand's investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which Rand invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy. (The discussion of valuation policy contained in the "Notes to Schedule of Portfolio Investments" in the financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of Rand's portfolio may differ significantly for the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in Rand's statement of operations as "Net unrealized gain (loss) on investments."

        At times a portion of Rand's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

        As of December 31, 2001, the Company did not have any off-balance sheet investments or hedging investments.

Item 8. Financial Statements and Supplementary Data

        The following financial statements of our Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2001 and 2000

Statements of Operation for the three years in the period ended December 31, 2001

Statements of Cash Flows for the three years in the period ended December 31, 2001

Statements of Changes in Net Assets for the three years in the period ended December 31, 2001

Schedule of Portfolio Investments as of December 31, 2001

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2001

Notes to Financial Statements

Supplemental Schedule of Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2001

Independent Auditors' Report

Statements Of Financial Position December 31, 2001 and 2000
	2001	2000
ASSETS
Investments at fair value (identified cost: 2001 - $3,157,017, 2000 - $6,159,330)	$4,010,891	$7,133,927
Cash and cash equivalents	5,941,517	304,152
Interest receivable (net of allowance of $13,167 in 2001 and $21,729 in 2000)	167,844	136,780
Deferred tax asset	-	660,790
Promissory notes receivable	150,605	186,000
Other assets	11,636	20,235
TOTAL ASSETS	$10,282,493	$8,441,884

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses	$33,679	$54,657
Income taxes payable	40,530	1,530
Deferred tax liability	150,000	-

Total liabilities	224,209	56,187

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000, issued and outstanding 5,763,034 in 2001 and 5,748,034 in 2000	576,304	574,804
Capital in excess of par value	6,973,454	6,943,079
Accumulated net investment (loss)	(3,616,673)	(2,065,672)
Undistributed net realized gain on investments	5,686,311	2,400,233
Net unrealized appreciation (depreciation) on investments	438,888	533,253

Net assets (per share 2001-$1.75; 2000-$1.46)	10,058,284	8,385,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,282,493	$8,441,884

See notes to financial statements.

Statements Of Operations Years Ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Investment Income:
Interest from portfolio companies	$118,192	$169,590	$152,548
Interest from other investments	29,194	69,585	153,988
Other investment income	12,093	594	56,558
	159,479	239,769	363,094

Expenses:
Salaries	304,520	279,969	334,463
Employee benefits	63,690	46,370	60,189
Directors' fees	30,000	26,250	33,500
Professional fees	59,790	71,596	56,625
Stockholders and office operating	113,906	100,452	131,858
Insurance	26,676	31,355	37,336
Corporate development	36,891	40,707	60,064
Other operating	24,145	36,704	24,768

	659,618	633,403	738,803
Organizational costs	81,523	-	-
Bad debt expense	46,715	-	-
Transaction fees on ADIC sales	37,909	-	-
Total expenses	825,765	633,403	738,803

Investment (loss) before income taxes:	(666,286)	(393,634)	(375,709)
Income tax provision	47,567	13,518	11,388
Deferred income tax expense (benefit)	837,148	(297,288)	-

Net investment (loss)	(1,551,001)	(109,864)	(387,097)

Realized and unrealized gain (loss) on investments:
Net gain (loss) on sales and dispositions	3,286,078	(296,298)	(42,625)

Unrealized appreciation (depreciation) on investments:
Beginning of period	974,597	(863,197)	(660,630)
End of period	853,874	974,597	(863,197)
Change in unrealized (depreciation) appreciation before income taxes	(120,723)	1,837,794	(202,567)
Deferred income tax (benefit) expense	(26,358)	708,378	-

Net (decrease) increase in unrealized appreciation	(94,365)	1,129,416	(202,567)

Net realized and unrealized gain (loss) on investments	3,191,713	833,118	(245,192)

Net increase (decrease) in net assets from operations	$1,640,712	$723,254	$(632,289)
Weighted average shares outstanding	5,762,294	5,746,776	5,708,034

Basic and diluted net increase (decrease) in net assets from operations per share	$0.28	$0.13	$(0.11)

See notes to financial statements.

Statements Of Cash Flows Years Ended December 31, 2001, 2000 and 1999
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$1,640,712	$723,254	$(632,289)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Depreciation and amortization	13,041	13,329	14,768
Interest receivable allowance	(8,562)	8,562	-
Decrease (increase) in unrealized appreciation of investments, net of deferred income tax	94,365	(1,129,416)	202,567
Change in deferred taxes	810,790	411,090	-
Net realized (gain) loss on portfolio investments	(3,286,078)	296,298	42,625
Non cash conversion of debentures		(186,000)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(22,502)	(44,694)	(22,844)
Decrease in other assets	2,489	872	5,548
Increase (decrease) in accounts payable and other accrued liabilities	18,022	11,983	(24,800)
Total adjustments	(2,378,435)	(617,976)	217,864
Net cash (used in) provided by operating activities	(737,723)	105,278	(414,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of portfolio investments	6,653,474	631,405	175,646
Proceeds from loan repayments	35,395	-	436,647
New portfolio investments	(338,725)	(1,629,939)	(2,789,715)
Capital expenditures	(6,931)	-	(25,844)
Net cash provided by (used in) investing activities	6,343,213	(998,534)	(2,203,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	31,875	57,700	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,637,365	(835,556)	(2,617,691)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	304,152	1,139,708	3,757,399

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,941,517	$304,152	$1,139,708

See notes to financial statements.

Statements Of Changes In Net Assets Years Ended December 31, 2001, 2000 and 1999
	2001	2000	1999
Net assets at beginning of period (includes accumulated net investment loss of $2,065,672, $1,955,808 and $1,568,711, respectively)	$8,385,697	$7,604,743	$8,237,032
Net investment (loss)	(1,551,001)	(109,864)	(387,097)
Net realized gain (loss) on investments	3,286,078	(296,298)	(42,625)
Net (decrease) increase in unrealized appreciation on investments	(94,365)	1,129,416	(202,567)
Net increase (decrease) in net assets from operations	1,640,712	723,254	(632,289)
Net proceeds of private stock offerings	31,875	57,700	-
Net assets at end of period (including accumulated net investment loss of $3,616,673, $2,065,672 and $1,955,808, respectively)	$10,058,284	$8,385,697	$7,604,743

See notes to financial statements.

Schedule Of Portfolio Investments December 31, 2001
		(b)	(c)		(d)
	Date
Company and Business	Type of Investment	Acquired	Equity	Cost	Value
ADIC (NASDAQ:ADIC)* ^ (f) Redmond, WA. Manufactures data storage systems and specialized storage management software. www.adic.com. Acquired Pathlight Technology 5/11/01.	74,734 shares Common Stock (61,051 shares sold in January 2002)	5/11/01	<1%	$169,958	$976,816

American Tactile Corporation Medina, NY. Develops equipment and systems to produce commercial signage. www.americantactile.com	Convertible debentures at 8% due June 2000 and April 2001 with detachable warrants	6/23/95	<1%	150,000	25,000
BioWorks, Inc. Geneva, NY. Develops and manufactures biological alternative to chemical pesticides. www.bioworksbiocontrol.com	Series A convertible preferred stock - 32,000 shares	11/6/95	<1%	56,000	28,000
Clearview Cable TV, Inc. New Providence, NJ. Cable television operator.	Common stock - 400 shares	2/23/96	5%	55,541	28,000
Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Series A 8% Cumulative preferred stock - 10,000 shares	11/8/99	10%	100,000	100,000
DataView, LLC Mt. Kisco, NY. Designs, develops and markets browser based software for investment professionals. www.marketgauge.com	5% Membership interest	10/1/98	5%	310,357	155,179
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.67% Class A Membership interest. 8% cumulative dividend	8/31/99	42%	300,000	300,000
INRAD, Inc. (OTC: INRD.OB) * Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	Series B Preferred Stock - 100 shares. 10% dividend. Common stock - 2,000 shares	10/31/00	2%	100,000	102,000
MemberWare Technologies, Inc. (e) Pittsford, NY. Internet company engaged in web related consulting services. www.memberware.com	Promissory Note at prime rate + 4.5% due September 2004. Common stock - 40,000 34,000 warrants for shares of stock	9/16/99	2%	100,000	100,000
MINRAD, Inc. Buffalo, NY. Developer of laser devices.	608,193 Common shares. 56,020 Preferred Series A shares. 13,767 Preferred Series B	8/4/97	5%	919,422	1,160,558
Ultra - Scan Corporation Amherst, NY. Ultrasonic Fingerprint Technology www.ultra-scan.com	Common Shares - 49,290. Warrants - 4,000 for Common shares. Two Bridge Loans each for $100,000 at 12%, due on demand anytime after March 31, 2002.	12/11/92	4%	502,586	595,676
UStec, Inc. (e) Victor, NY. Manufactures and markets digital wiring systems for residential new home construction. www.ustecnet.com	Promissory Note at 12% due January 2003 50,000 Common Shares. 8,200 Warrants for Common Shares	12/17/98	<1%	100,500	150,000
Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	Preferred Units - 2,673 Units with warrants, 14% interest rate.	12/16/99	<1%	270,000	270,000
Other Investments	Other	Various	-	17,653	19,662
	Total portfolio investments			$3,157,017	$4,010,891

See notes to financial statements.

Notes to Portfolio of Investments
(a)	Unrestricted securities (indicated by ^) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2001 restricted securities represented approximately 76% of the value of the investment portfolio. Deloitte & Touche LLP has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	The equity percentages estimate the Corporation's ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures; or other available data. Deloitte & Touche LLP has not audited the equity percentages of the portfolio companies. The symbol "<1%" indicates that the Corporation holds equity interest of less than one percent.

(d)	Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-owned companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount, which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing.
(f)	See Note 2 to the financial statements.
(g)	Income Tax Information - As of December 31, 2001, the aggregate cost of investment securities approximated $3.2 million. Net unrealized appreciation aggregated approximately $850,000, of which $1,200,000 related to appreciated investment securities and $350,000 related to depreciated investment securities.

* Publicly-owned Company

Schedules Of Selected Per Share Data And Ratios Five Years Ended December 31, 2001

Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2001	2000	1999	1998	1997
INCOME FROM INVESTMENT OPERATIONS (1):
Investment income	$0.02	$0.04	$0.06	$0.10	$0.08
Expenses	0.14	0.11	0.13	0.13	0.14

Investment (loss) before income taxes	(0.12)	(0.07)	(0.07)	(0.03)	(0.06)
Income tax expense (benefit)	0.15	(0.05)	-	(0.02)	-

Net investment (loss)	(0.27)	(0.02)	(0.07)	(0.01)	(0.06)
Net realized and unrealized gain (loss) on investments	0.55	0.14	(0.04)	(0.01)	(0.01)
Net proceeds from private stock offering	0.01	0.01	0.00	0.00	0.37

Increase (decrease) in net asset value	0.29	0.13	(0.11)	(0.02)	0.30
Net asset value, beginning of year	1.46	1.33	1.44	1.46	1.16

Net asset value, end of year	$1.75	$1.46	$1.33	$1.44	$1.46

Per share market value, end of year	$1.27	$2.19	$1.72	$0.78	$0.94

Total return based on market value	(42.0)%	27.3%	120.1%	(16.7)%	34.8%
Total return based on net asset value	19.9%	10.3%	(7.7)%	(1.2)%	29.1%

SUPPLEMENTAL DATA:
Ratio of expenses before income taxes to average net assets	8.95%	7.92%	9.33%	9.15%	10.44%
Ratio of expenses including income taxes to average net assets	18.55%	4.37%	9.47%	7.83%	10.26%
Ratio of net investment (loss) to average net assets	(16.82)%	(1.37)%	(4.89)%	(0.68)%	(4.08)%
Portfolio turnover	6.3%	26.2%	15.0%	35.8%	27.5%

Net assets at end of year	$10,058,284	$8,385,697	$7,604,743	$8,237,032	$8,341,220

Weighted shares outstanding at end of year	5,762,294	5,746,776	5,708,034	5,708,034	5,558,451

(1) Per share data are based on weighted average shares outstanding.

See notes to financial statements.

Notes To Financial Statements Years Ended December 31, 2001, 2000 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of the Business - Effective August 16, 2001 the Corporation made an election, following an authorized vote of the shareholders to become a Business Development Company, or "BDC." Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, the Corporation operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND." The Corporation was founded in 1969 and is headquartered in Buffalo, New York. The Corporation's investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

        Investments - Investments are stated at fair value as determined in good faith by the Board of Directors, as described in the Notes to Schedule of Portfolio Investments on page 25. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

        Cash and Cash Equivalents - Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

        Interest Income - Interest income generally is recorded on the accrual basis except where the investment is valued at less than cost to reflect risk of loss. In such cases, interest is recorded at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

        Organizational Costs - During 2001, the Corporation incurred $81,523 in legal and accounting related services in conjunction with its election to become a BDC, the establishment of stock options plans, and the application to the Small Business Administration regarding a pending establishment of a wholly owned Small Business Investment Company subsidiary. These organizational related costs have been expensed in 2001.

        Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding.

        Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Supplemental Cash Flow Information - In 2001, the Corporation converted $10,465 of interest receivable from ADIC into common stock of ADIC.

        Reclassifications - Certain prior year amounts have been reclassified to conform with the 2001 financial statement presentation.

2. SALE OF INVESTMENT

        The Corporation announced on February 1, 2001 the acquisition of Pathlight Technology, Inc. ("Pathlight") by Advanced Digital Information Corporation (NASDAQ: ADIC). At the time of announcement the Corporation owned approximately 5% of Pathlight, with a cost basis of approximately $1.2 million. The Pathlight securities were converted into 558,047 shares of ADIC in 2001, and became freely tradable in August 2001.

        From August 2001 through December 31, 2001, the Corporation liquidated 483,313 shares of ADIC common stock resulting in a realized gain of approximately $5.3 million. In January 2002 the Corporation sold an additional 61,051 of its ADIC common stock holdings for approximately $1.1 million. The Corporation is eligible to receive an additional 13,683 shares of ADIC under the terms of the agreement, however, such shares are being held by ADIC in escrow under terms of the acquisition agreement. As such, these escrow shares have not been valued in the December 31, 2001 portfolio.

3. INCOME TAXES

        Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

        The tax effect of the major temporary difference and carryforwards that give rise to the Corporation's net deferred tax (liabilities) assets at December 31, 2001 and 2000 are as follows

	2001	2000
Operations	$(113,019)	$(51,697)
Investments	(362,896)	(389,254)
Net operating loss carryforwards	325,915	1,086,443
Capital loss carryforwards	-	183,948

Subtotal	(150,000)	829,440
Valuation allowance	-	(168,650)
Deferred tax (liabilities) assets, net	$(150,000)	$660,790

The net deferred tax (liabilities) assets are presented in the statements of financial position as follows:
	2001	2000
Deferred tax assets - current	$369,488	$1,113,470
Deferred tax liabilities - current	519,488	452,680

Deferred tax (liabilities) assets, net	$(150,000)	$660,790

The components of income tax expense reported in the statements of operations are as follows:

	2001	2000	1999
Current:
Federal	$34,000	$-	$-
State	13,567	13,518	11,388
	47,567	13,518	11,388
Deferred:
Federal	575,215	357,825	-
State	235,575	53,265	-
	810,790	411,090	-
Total	$858,357	$424,608	$11,388

A reconciliation of the expense for income taxes at the federal statutory rate to the expense reported is as follows:
	2001	2000	1999
Net investment income (loss) and realized gain (loss) before income tax expense (benefit)	$2,499,069	$1,147,862	$(620,901)
Expected tax (benefit) at statutory rate	$850,706	$390,273	$(211,106)
State - net of federal effect	164,434	44,070	(14,343)
Other	(12,083)	(9,735)	68,187
Valuation allowance	(144,700)	-	168,650
Total	$858,357	$424,608	$11,388

        Deferred income tax expense of approximately $363,000 and $389,000 at December 31, 2001 and 2000, respectively, relate to net unrealized appreciation (depreciation) of investments. Such appreciation (depreciation) is not included in taxable income until realized.

        At December 31, 2001 and 2000, the Corporation had a federal and state net operating loss carryforward of approximately $781,000 and $2,720,000, respectively, which expire commencing in 2007.

        At December 31, 2000, the Corporation had established a valuation allowance against the deferred tax asset in the event that the tax asset may not be realized prior to its expiration. The entire valuation allowance was reversed and taken into the net increase in net assets from operations in 2001.

4. STOCKHOLDERS' EQUITY (NET ASSETS)

        At December 31, 2001 and 2000, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

        On January 18, 2001, January 21, 2000 and October 2, 2000, the Corporation sold 15,000, 15,000 and 25,000 shares of common stock through a private stock offering at $2.125, $1.33 and $1.51 per share, respectively. There was no common stock issued in 1999.

        On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. As of December 31, 2001 no stock repurchases had occurred.

        Summary of change in capital accounts:
	Undistributed Net Investment Loss	Undistributed Realized Gain (Loss) on Investments	Net Unrealized Appreciation (Depreciation) on Investments

Balance, January 1, 1999	$(1,568,711)	$2,739,156	$(393,596)
Net (decrease) increase in net assets from operations	(387,097)	(42,625)	(202,567)
Balance, December 31, 1999	(1,955,808)	2,696,531	(596,163)
Net (decrease) increase in net assets from operations	(109,864)	(296,298)	1,129,416
Balance, December 31, 2000	(2,065,672)	2,400,233	533,253
Net (decrease) increase in net assets from operations	(1,551,001)	3,286,078	(94,365)
Balance, December 31, 2001	$(3,616,673)	$5,686,311	$438,888
	Common Stock		Capital in Excess of Par Value
	Shares	Amount

Balance, December 31, 1999	5,708,034	$570,804	$6,889,379
Common stock issued	40,000	4,000	53,700
Balance, December 31, 2000	5,748,034	574,804	6,943,079
Common stock issued	15,000	1,500	30,375
Balance, December 31, 2001	5,763,034	$576,304	$6,973,454

5. STOCK OPTION PLANS

        In July 2001, the shareholders of the Corporation authorized the establishment of two stock option plans - the Employee Plan, and the Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. As of December 31, 2001, no stock options have been awarded from either plan. The Director Plan will not take effect, if at all, until an SEC exemption is obtained from restrictions under the Investment Company Act of 1940.

6. COMMITMENTS AND CONTINGENCIES

        The Corporation has an agreement that includes health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued deferred compensation under this agreement at December 31, 2001 and 2000 was $25,874 and $29,296, respectively.

7. PENSION EXPENSE

        The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contribution. Pension plan expenses were $18,041, $15,822, and $18,317 in 2001, 2000 and 1999, respectively.

8. PROMISSORY NOTES RECEIVABLE

        In January 2001, the Corporation received promissory notes from certain principals of its former portfolio companies. Principal payments commenced in January 2001. Interest, at the rate of 12%, will accrue during the term of the promissory notes and may be waived by the Corporation if the payors meet certain of the promissory notes' provisions. Principal installments due subsequent to December 31, 2001 are as follows: 2002 - $28,600, 2003 - $45,745, 2004 - $31,400, and 2005 - $44,860.

9. SUBSEQUENT EVENT

    On February 1, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been received by the United States Small Business Administration's (SBA's) Investment Division. A review of the application will take place before the SBIC license is granted. This licensing process may take six to nine months. On January 25, 2002, Rand transferred $5,000,000 in cash to its newly formed wholly owned subsidiary, Rand Capital SBIC, L.P. Once approved and licensed by the SBA, this new subsidiary will be able to obtain up to two times its initial $5,000,000 of "regulatory capital" from the SBA for purposes of new investment.

10. QUARTERLY OPERATIONS AND EARNINGS DATA - UNAUDITED
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

2001
Investment income	$55,552	$27,578	$31,212	$45,137
Net increase (decrease) in net assets from operations	968,394	130,319	936,031	(394,032)
Basic and diluted net increase (decrease) in net assets from operations per share	0.17	0.02	0.16	(0.07)

2000
Investment income	$53,630	$62,368	$55,974	$67,797
Net increase (decrease) in net assets from operations	(319,009)	(26,253)	(279,522)	1,348,038
Basic and diluted net increase (decrease) in net assets from operations per share	(0.06)	0.00	(0.05)	0.24

Changes In Investments At Cost And Realized Gain (Loss) Year Ended December 31, 2001
	Cost Increase (Decrease)	Realized Gain (Loss)
NEW AND ADDITIONS TO PREVIOUS INVESTMENTS
ADIC/Pathlight Technology, Inc.	$94,190
Platform Technology Holdings	55,000
Ultra-Scan Corporation	200,000
	349,190
INVESTMENTS SOLD/LIQUIDATED
ADIC/Pathlight Technology, Inc.	(1,099,137)	$5,327,772
Aria Wireless Systems, Inc.	(543,840)	(543,840)
BNKR, Inc.	(400,000)	(400,000)
Fertility Acoustics, Inc.	(87,440)	(87,440)
HCI Systems, Inc.	(100,500)	(100,500)
MobileMedia	(94,250)	(94,250)
Reflection Technology, Inc.	(500,000)	(500,000)
TSS Transnet	(316,401)	(316,401)
Preferred Stocks (Motorola; Texaco)	(211,650)	693
	(3,353,218)	3,286,034
OTHER CHANGES
Debenture repayments, distributions and other	1,715	44
NET CHANGE IN INVESTMENTS AT COST AND REALIZED GAIN (LOSS)	$(3,002,313)	$3,286,078

Independent Auditors' Report Deloitte & Touche LLP

To the Board of Directors and Stockholders
Rand Capital Corporation
Buffalo, New York

        We have audited the accompanying statements of financial position of Rand Capital Corporation (the "Corporation") as of December 31, 2001 and 2000, including the schedule of portfolio investments as of December 31, 2001, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2001, and the selected per share data and ratios for each of the five years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2001, and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of Rand Capital Corporation as of December 31, 2001 and 2000, the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 2001, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 1, the financial statements include securities valued at $3,034,075 (30% of net assets) and $7,133,927 (85% of net assets), as of December 31, 2001 and 2000, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable fair values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of fair value of such securities and have inspected underlying documentation. In our opinion, those procedures are reasonable, and the documentation is appropriate to determine the securities' estimated fair values. The estimated valuations, however, are not necessarily indicative of the amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of changes in investments at cost and realized gain for the year ended December 31, 2001 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This supplemental schedule is the responsibility of the Corporation's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP
Buffalo, New York
January 11, 2002
(February 1, 2002 as to Note 9)

Rand Capital Corporation Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III

Item 10. Directors and Executive Officers of the Registrant

        Information in response to this Item is incorporated herein by reference to the information provided in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2002, to be filed under Regulation 14A (the "2002 Proxy Statement") under the heading "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS."

Item 11. Executive Compensation

        Information in response to this Item is incorporated herein by reference to the information provided in the 2002 Proxy Statement under the heading "COMMITTEES AND MEETING DATA," "COMPENSATION" and "DIRECTOR COMPENSATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information in response to this Item is incorporated herein by reference to the information provided in the 2002 Proxy Statement under the heading "BENEFICIAL OWNERSHIP OF SHARES."

Item 13. Certain Relationships and Related Transactions

        There were no relationships or transactions within the meaning of this item during the year ended December 31, 2001.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    The following documents are filed as part of this report and included in Item 8:

(1) FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2001 and 2000

Statements of Operations for the three years in the period ended December 31, 2001

Statements of Cash Flows for the three years in the period ended December 31, 2001

Statements of changes in Net Assets for the three years in the period ended December 31, 2001

Schedule of Portfolio Investments as of December 31, 2001

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2001

Notes to Financial Statements

Supplemental Schedule of Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2001

Independent Auditors' Report

(2) FINANCIAL STATEMENT SCHEDULES

There were no schedules required to be filed as part of this report

(b) Reports on Form 8-K

No Form 8-K reports were filed during the quarter ended December 31, 2001.

(c) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i) Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii) By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4) Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1) Employee Stock Option Plan - incorporated by reference Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*

(10.2) Director Stock Option Plan - incorporated by reference Appendix C to the Corporation's definitive Proxy Statement filed on June 1, 2002.*

(10.3) Agreement of Limited Partnership for Rand Capital SBIC, L.P. - filed herewith.

(10.4) Certificate of Limited Partnership of Rand Capital SBIC, L.P. - filed herewith.

(10.5) Limited Liability Company Agreement of Rand Capital Management, LLC - filed herewith.

(10.6) Certificate of Formation of Rand Capital Management, LLC - filed herewith.

(11) Computation of Per Share Earnings is set forth under Item 8 of this report.

(21) Subsidiaries of the Corporation - filed herewith.

*  Management contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2002	RAND CAPITAL CORPORATION
By: /s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum
Allen F. Grum / President                    March 28, 2002

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy
Daniel P. Penberthy / Treasurer             March 28, 2002

(iii) Directors:

/s/ Allen F. Grum
Allen F. Grum / Director                         March 28, 2002

/s/ Luiz F. Kahl
Luiz F. Kahl / Director                            March 28, 2002

/s/ Erland E. Kailbourne
Erland E. Kailbourne / Director               March 28, 2002

/s/ Ross B. Kenzie
Ross B. Kenzie / Director                        March 28, 2002

/s/ Willis S. McLeese
Willis S. McLeese / Director                    March 28, 2002

Reginald B. Newman II / Director            March __, 2002

/s/ Jayne K. Rand
Jayne K. Rand / Director                         March 28, 2002