Form 10-Q
period 2002-03-31
RAND CAPITAL CORP
filed 2002-05-09
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from _____ to _______

Commission File Number: 811-1825

Rand Capital Corporation and Subsidiary
 (Exact Name of Registrant as specified in its Charter)
New York	16-0961359
(State or Other Jurisdiction of Incorporation Or organization)	(IRS Employer Identification No.)
2200 Rand Building, Buffalo, NY (Address of Principal executive offices)	14203 (Zip Code)

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2002) : 5,763,034

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

            Item 1. FINANCIAL STATEMENTS

                        Condensed Consolidated Statements of Financial Position as of
                        March 31, 2002 and December 31, 2001

                        Condensed Consolidated Statements of Operation for the Three-Months Ended
                        March 31, 2002 and 2001

                        Condensed Consolidated Statements of Cash Flows for the Three-Months Ended
                        March 31, 2002 and 2001

                        Condensed Consolidated Statements of Changes in Net Assets for the Three-Months Ended
                        March 31, 2002  and 2001

                        Schedule of Portfolio Investments as of March 31, 2002

                        Notes to Financial Statements

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

            Item 3. Defaults upon Senior Securities

            Item 4. Submission of Matters To a Vote of Security Holders

            Item 5. Other Information

            Item 6. Exhibits and Reports on Form 8-K

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Condensed Consolidated Statements of Financial Position
As of March 31, 2002 and December 31, 2001
(unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Investments at fair value (identified cost:
3/31/02 - $3,018,176, 12/31/2001 - $3,157,017)	$3,223,880	$4,010,891
Cash and cash equivalents	6,712,310	5,941,517
Interest receivable (net of allowance of $13,167
at 3/31/02 and 12/31/2001)	195,301	167,844
Promissory notes receivable	139,530	150,605
Other assets	37,019	11,636
TOTAL ASSETS	$10,308,040	$10,282,493

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses	$24,866	$33,679
Income taxes payable	49,530	40,530
Deferred tax liability	128,000	150,000

Total liabilities	202,396	224,209

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000, issued and outstanding 5,763,034 at March 31, 2002 and December 31, 2001	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(4,145,409)	(3,616,673)
Undistributed net realized gain on investments	6,634,200	5,686,311
Net unrealized appreciation (depreciation) on investments	67,095	438,888

Net assets (per share 3/31/02-$1.75, 12/31/01-$1.75)	10,105,644	10,058,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,308,040	$10,282,493

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
for the Three-Months Ended March 31, 2002 and 2001
(unaudited)
Three-Months Ended March 31, 2002	Three-Months Ended March 31, 2001
Investment Income:
Interest from portfolio companies	$30,456	$33,036
Interest from other investments	30,680	4,014
Other investment income	5,540	8,087
	66,676	45,137

Expenses:
Salaries	112,469	128,125
Employee benefits	33,264	29,535
Directors' fees	6,750	5,000
Professional fees	12,940	17,022
Stockholders and office operating	31,154	26,137
Insurance	11,250	6,750
Corporate development	7,731	6,459
Other operating	4,686	9,340
	220,244	228,368

Organizational costs	67,594	16,994
Bad debt expense	-	17,266
Total expenses	287,838	262,628

Investment (loss) before income taxes:	(221,162)	(217,491)
Income tax provision	53,197	819
Deferred income tax expense (benefit)	254,376	-

Net investment (loss)	(528,735)	(218,310)

Realized and unrealized gain on investments:
Net gain on sales and dispositions	947,889	693

Unrealized appreciation (depreciation) on investments:
Beginning of period	853,874	974,597
End of period	205,704	581,259
Change in unrealized (depreciation)
appreciation before income taxes	(648,170)	(393,338)
Deferred income tax (benefit) expense	(276,376)	(217,000)

Net (decrease) in unrealized appreciation	(371,794)	(176,338)

Net realized and unrealized gain (loss) on investments	576,095	(175,645)

Net increase (decrease) in net assets from operations	$47,360	$(393,955)
Weighted average shares outstanding	5,763,034	5,760,034

Basic and diluted net increase (decrease)
in net assets from operations per share	$0.00	$(0.07)

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the
Three-Months Ended March 31, 2002 and 2001
(unaudited)
Three-Months Ended March 31, 2002	Three-Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$47,360	$(393,955)

Adjustments to reconcile net increase (decrease) in net
assets to net cash used in operating activities:
Depreciation and amortization	3,900	3,750
Interest receivable allowance	-	17,266
Decrease in unrealized appreciation
of investments	648,170	393,338
Change in deferred taxes	(22,000)	(217,000)
Net realized (gain) loss on portfolio investments	(947,889)	(693)
Non cash conversion of debentures
Changes in operating assets and liabilities:
(Increase) in interest receivable	(27,456)	(21,634)
(Increase) in other assets	(29,282)	(12,875)
Increase (decrease) in accounts payable and other
accrued liabilities	185	(23,572)

Total adjustments	(374,372)	138,580

Net cash used in operating activities	(327,012)	(255,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of portfolio investments	1,086,730	215,299
Proceeds from loan repayments	11,075	-
New portfolio investments	-	(55,000)

Net cash used in investing activities	1,097,805	160,299
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	31,875

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	770,793	(63,201)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	5,941,517	304,152

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$6,712,310	$240,951

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Net Assets for the
Three-Months Ended March 31, 2002 and 2001
(unaudited)
Three-Months Ended March 31, 2002	Three-Months Ended March 31, 2001
Net assets at beginning of period	$10,058,284	$8,385,697

Net investment (loss)	(528,735)	(218,310)

Net realized gain (loss) on investments	947,889	693

Net (decrease) increase in unrealized appreciation on investments	(371,794)	(176,338)

Net increase (decrease) in net assets from operations	47,360	(393,955)

Net proceeds of private stock offerings	-	31,875

Net assets at end of period	$10,105,644	$8,023,617

See notes the condensed consolidated financial statements.

Schedule Of Portfolio Investments March 31, 2002
(Unaudited)
Company and Business	Date Type of Investment	(b) Acquired	(c) Equity	Cost	(d) Value
ADIC (NASDAQ:ADIC)* ^ Redmond, WA. Manufactures data storage systems and specialized storage management software. www.adic.com. Acquired Pathlight Technology 5/11/01.	61,051 shares sold January 2002 average price of $17.87. 13,683 shares continue to be held in escrow.	5/11/01	<1%	$31,117	$0
American Tactile Corporation Medina, NY. Develops equipment and systems to produce commercial signage. www.americantactile.com	Convertible debentures at 8% due June 2000 and April 2001 with detachable warrants	6/23/95	<1%	150,000	25,000
BioWorks, Inc. Geneva, NY. Develops and manufactures biological alternative to chemical pesticides. www.bioworksbiocontrol.com	Series A convertible preferred stock - 32,000 shares	11/6/95	<1%	56,000	28,000
Clearview Cable TV, Inc. New Providence, NJ. Cable television operator.	Common stock - 400 shares	2/23/96	5%	55,541	28,000
Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Series A 8% Cumulative preferred stock - 10,000 shares	11/8/99	10%	100,000	100,000
DataView, LLC Mt. Kisco, NY. Designs, develops and markets browser based software for investment professionals. www.marketgauge.com	5% Membership interest	10/1/98	5%	310,357	155,179
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.67% Class A Membership interest. 8% cumulative dividend	8/31/99	42%	300,000	300,000
INRAD, Inc. (OTC: INRD.OB) * Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	Series B Preferred Stock - 100 shares. 10% dividend. Common stock - 2,000 shares	10/31/00	2%	105,000	102,000
MemberWare Technologies, Inc. (e) Pittsford, NY. Internet company engaged in web related consulting services. www.memberware.com	Promissory Note at prime rate + 4.5% due September 2004. Common stock - 40,000 34,000 warrants for shares of stock	9/16/99	2%	100,000	50,000
MINRAD, Inc. Buffalo, NY. Developer of laser devices.	608,193 Common shares. 56,020 Preferred Series A shares. 13,767 Preferred Series B	8/4/97	5%	919,422	1,160,558
Ultra - Scan Corporation Amherst, NY. Ultrasonic Fingerprint Technology www.ultra-scan.com	8 for 1 stock split, 394,320 Common shares, 32,000 warrants for Common shares. Two Bridge Loans each for $100,000 at 12%, due on demand anytime after March 31, 2002.	12/11/92	4%	502,586	835,480
UStec, Inc. (e) Victor, NY. Manufactures and markets digital wiring systems for residential new home construction. www.ustecnet.com	Promissory Note at 12% due January 2003 50,000 Common Shares. 8,200 Warrants for Common shares	12/17/98	<1%	100,500	150,000
Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	Preferred Units - 2,673 Units with warrants, 14% interest rate.	12/16/99	<1%	270,000	270,000
Other Investments	Other	Various	-	17,653	19,663

	Total portfolio investments			$3,018,176	$3,223,880

See notes to condensed consolidated financial statements.

Notes to Schedule of Portfolio Investments

(a) Unrestricted securities (indicated by ^) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2002 restricted securities represented 100% of the value of the investment portfolio. Deloitte & Touche LLP has not examined the business descriptions of the portfolio companies.

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

* Publicly-owned Company

Rand Capital Corporation
Notes to the Condensed Consolidated Financial Statements
For the Three-Months Ended March 31, 2002 and 2001
(Unaudited)

1.    BASIS OF PRESENTATION

In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three-months ended March 31, 2002 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Information contained in this filing should also be reviewed in conjunction with Rand Capital Corporation's related filings with the Securities & Exchange Commission ("SEC") during the period of time covered by this filing. These filings include, but are not limited to the following:

N-30-B2 Quarterly & Annual Reports to Shareholders
N-54A Election to Adopt Business Development Company status
|NSAR-A Semi-Annual filing as closed end investment company
NSAR-B Semi-Annual filing as closed end investment company
DEF-14A Definitive Proxy Statement submitted to shareholders
Form 10-K Annual Report on Form 10-K for the year ended December 31, 2001

2.    THE ENTITY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The condensed consolidated Financial Statements include the accounts of Rand Capital Corporation ("Rand") and Rand Capital SBIC, L.P. ("Rand SBIC")(collectively, "The Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business - Effective August 16, 2001 Rand made an election, following an authorized vote of the shareholders to become a Business Development Company, or "BDC." Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND." Rand was founded in 1969 and is headquartered in Buffalo, New York. Its investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On February 1, 2002, Rand received notification that its Small Business Investment Company (SBIC) application for the subsidiary had been received by the Small Business Administration. The licensing process is expected to take from six to nine months. Once approved and licensed by the SBA, this new subsidiary will be able to obtain up to two times its initial $5,000,000 of "regulatory capital" from the SBA for purposes of new investment. There has been no investment activity by Rand Capital SBIC, L.P. in the first quarter of 2002.

Investments - Investments are stated at fair value as determined in good faith by the Board of Directors. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

Subsequent Event - In April 2002, Rand SBIC adopted a model valuation policy as established by the United States Small Business Administration (SBA). At the same time the Board of Directors of Rand also adopted a new valuation policy that mirrored the Rand SBIC policy and is not materially different from the prior Rand valuation policy.  Reference is made to the following Exhibits to this Form 10-Q Report, which are incorporated herein by reference:

        Exhibit 99.1 -- Rand Capital SBIC, L.P. Investment Valuation Policy; and
        Exhibit 99.2 -- Rand Capital Corporation Investment Valuation Policy.

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

Income Taxes - Rand has not elected pass-through tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code for Income tax purposes. Therefore, Rand is taxed as a corporation under regulation C.

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax liabilities (assets) at March 31, 2002 and December 31, 2001 are as follows:

March 31, 2002	December 31, 2001
Operations	$(85,247)	$(113,019)
Investments	(86,520)	(362,896)
Net operating loss credit carry-forwards	43,767	325,915
Capital loss carry-forward	-	-
Subtotal	$(128,000)	$(150,000)
Valuation allowance	0	-
Deferred tax liability (assets), net	$(128,000)	$(150,000)

At March 31, 2002 and December 31, 2001, Rand had a federal and state net operating loss carry-forward of approximately $1,000 and $781,000, respectively, which expire commencing in 2012.

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

Stockholders Equity (Net Assets)

        At March 31, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

        On January 18, 2001, January 21, 2000 and October 2, 2000, Rand sold 15,000, 15,000 and 25,000 shares of common stock through a private stock offering at $2.125, $1.33 and $1.51 per share, respectively. There was no common stock issued in 2002.

        On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. As of March 31, 2002 no stock repurchases had occurred.

        In July 2001, the shareholders of Rand authorized the establishment of two stock option plans - the Employee Plan and the Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. As of March 31, 2002, no stock options have been awarded from either plan. The Director Plan will not take effect, if at all, until an SEC exemption is obtained from restrictions under the Investment Company Act of 1940.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation's plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation's portfolio companies operate, the state of the securities markets in which the securities of the Corporation's portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption "Risk Factors and Other considerations" below.

Formation of SBIC Subsidiary

        On January 14, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., for the purpose of operating it as a small business investment company (SBIC). On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve a "regulatory capital" for purposes of Small Business Administration (SBA) regulation. On February 1, 2002, Rand SBIC's application for a license to operate as an SBIC was submitted to the SBA. The SBA licensing process is expected to take six to nine months to complete. Rand intends to operate Rand SBIC for the same purposes, with investments in the same kinds of securities, as Rand. Rand SBIC's operations will be consolidated with those of Rand for both financial reporting and tax purposes. Rand intends to file an application with the SEC for exemptions from certain restrictions under the Investment Company Act of 1940 on the operation of subsidiaries that the SEC has commonly granted to Business Development Companies with wholly-owned SBIC subsidiaries.

Financial Condition

        The following financial discussion will include Rand and Rand SBIC's financial position and results of operations. The only financial activity that occurred in the first quarter of 2002 with respect to Rand SBIC was the transfer of $5,000,000 from Rand to a Rand SBIC bank account and the resulting earned interest revenue. Due to the minimal financial activity of Rand SBIC the financial discussions that follow will include the results only from Rand, unless otherwise specified.

        Rand's total assets increased by $25,547 or 0.2% to $10,308,040 and its net assets increased by $47,360 or 0.5% to $10,105,644 at March 31, 2002, versus $10,282,493 and $10,058,284 at December 31, 2001, respectively.

        These increases were primarily due to the realization of proceeds from the sale of ADIC stock in January 2002. The ADIC securities, with a cost basis of $138,841, were sold for net proceeds of $1,086,730.

        Rand's financial condition is dependent on the success of its holdings. Rand has invested a substantial portion of its assets in early stage or start-up companies. These private businesses generally tend to be unproven, thinly capitalized small companies that may lack experienced management and may have no history of operations. The following summarizes the Corporation's investment portfolio at the year-ends indicated.
March 31, 2002	December 31, 2001
Investments at cost	3,018,176	$3,157,017
Unrealized appreciation, net	205,704	853,874
Investments at fair value	$3,223,880	$4,010,891

        The decrease in investment cost is due to the sale of the ADIC stock during January 2002 with a cost basis of $138,841 and a value of $976,816 at December 31, 2001. In addition, during the quarter the corporation increased the valuation of its investment in Ultra-Scan by $239,805 and decreased the valuation of Memberware by ($50,000).

        Rand's total investments at fair value approximated 32% of net assets at March 31, 2002 and 40% of net assets at December 31, 2001.

        No investment activity in Rand or Rand SBIC occurred in the three-months ended March 31, 2002.

Results of Operations

        Between January 3 and 4th, 2002 Rand sold a total of 61,051 shares of ADIC stock at a price range of $17.30 to $18.45 with gross proceeds of $1.1 million and a realized gain of approximately $948,000. Rand's average cost basis per share for the ADIC securities is $2.27.

Investment Income and Expenses

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

        Total investment income for the three-months ended March 31, 2002 and 2001 was $66,676 and $45,137, respectively, of which $30,456 (46%) and $33,036 (73%) consisted of interest from portfolio companies during the quarter. This income includes investments that have high interest accruals and often do not pay a current yield. See the Schedule of Portfolio Investments footnote (e) to identify the investments that pay a current yield. The remaining investment income is comprised of interest on idle cash balances and other temporary short-term investments. The interest income for the three-months ending March 31, 2002 was $30,680 versus $4,014 for the same period in 2001. This interest income is higher at March 31, 2002 mainly due to higher idle cash balance of $6,712,310 at March 31, 2002 versus $240,951 at March 31, 2001.

        Operating expenses for the three-months ended March 31, 2002 and 2001 were $287,838 and $262,628, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The increase in expense for the three-month period ended March 31, 2002 was due to $67,595 of professional costs (consulting and advisory fees) incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program. These professional costs were $16,994 for the same period in 2001.

        Net investment losses from operations for the three-month period ended March 31, 2002 and 2001 were ($528,735) and ($218,310), respectively. The fluctuations from year to year are partly due to the increase in interest revenue in 2002 generated by higher idle cash balances than the prior year and the deferred income tax expense of $254,376 for the three-months ended March 31, 2002. The deferred income tax expense in the three-months ended March 31, 2001 was $0.

Net Realized Gains and Losses on Investments:

        During the three-months ended March 31, 2002, Rand realized total net gains of $947,889 on the sale of 61,051 shares of its ADIC holdings. During the three-months ended March 31, 2001 Rand recognized a minor realized gain of $693 on the sale of preferred stock held in its portfolio of investments.

Net Increase (Decrease) in Net Assets from Operations:

        Rand accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its statements of operations. For the three-month period ending March 31, 2002, the net increase in net assets from operations was $47,360 as compared to a net (decrease) in net assets from operations of ($393,955) for the same period in 2001. The increase in net realized and unrealized gain on investments during 2002 is primarily attributable to the sale of ADIC securities at a gain. The first quarter 2001 net decrease is due to the realized loss on BNKR, Inc. for ($400,000) in the first quarter of 2001.

Liquidity and Capital Resources

        The Corporation's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments. The Corporation does earn interest income on idle cash balances. It has historically relied on and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital necessary for short-term needs.

        At March 31, 2002, 66% of Rand's net assets are held in cash and cash equivalents and compares to 59% at December 31, 2001.

        As of March 31, 2002 and December 31, 2001, Rand's total liquidity, consisting of cash and cash equivalents, was $6,712,310 and $5,941,517, respectively. Included in the March 31, 2002 cash balance of $6,712,310 was $5,016,172 ($5,000,000 initial investment plus interest revenue) in Rand SBIC, L.P. cash. Management believes that these cash and cash equivalents will provide Rand and Rand SBIC with the liquidity necessary to fund operations over the next twelve (12) months.

        The increase in liquidity in the first quarter 2002 was primarily due to the sale of ADIC stock in January 2002 with net proceeds of $1,086,730.

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

Competition

        The Corporation faces competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a regulated Business Development Company ("BDC"), the Corporation is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most competitors are not subject to this disclosure requirement and the Corporation's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund.

Rand is Subject to Risks Created by its Regulated Environment

        Rand and Rand SBIC are subject to regulation as BDC's, and Rand SBIC is subject to regulation as an SBIC. The loans and other investments that Rand and Rand SBIC make, or are expected to make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by Rand and Rand SBIC are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

        Rand and Rand SBIC's capital may include large amounts of debt securities issued to the SBA, and all of the debentures issued to the SBA will have fixed interest rates. Until and unless Rand SBIC is able to invest substantially all of the proceeds from debentures that it sells to the SBA at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA under debentures sold to it, Rand's operating results will be adversely affected which may, in turn, depress the market price of Rand's common stock.

Rand is Dependent Upon Key Management Personnel for Future Success

        Rand and Rand SBIC is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect the Corporation's ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

Investment in Small, Private Companies

        There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur. The terrorist acts in the United States of September 11, 2001 are the type of events that could severely impact a small company that does not have as many resources to ride out market downturns and would need immediate investment capital that might be temporarily unavailable.

Illiquidity of Portfolio Investments

        Most of the investments of the Corporation's are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Corporation's portfolio of equity securities is and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation's portfolio may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous to liquidate such investments.

        Even if the Corporation's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

Valuation of Portfolio Investments

        There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as "Change in unrealized appreciation on investments."

Fluctuations of Quarterly Results

        The Corporation's quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one-quarter should not be relied upon as being indicative of performance in future quarters.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Rand and Rand SBIC's investment activities contain elements of risk. The portion of the investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which the Corporation invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy (See Exhibits A and B). In the absence of a readily ascertainable market value, the estimated value of Rand and Rand SBIC's portfolio may differ significantly for the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation's statement of operations as "Net unrealized gain (loss) on investments."

        At times a portion of the Corporation's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

        As of March 31, 2002, the Corporation did not have any off-balance sheet investments or hedging investments.

PART II.
OTHER INFORMATION

        Item 1. Legal Proceedings

                        None

        Item 2. Changes in Securities and Use of Proceeds

                        None

        Item 3. Defaults upon Senior Securities Holders

                        None

        Item 4. Submission of Matters to a Vote of Security Holders

                        Rand held its annual shareholder meeting on April 24, 2002. The following matters were submitted to a vote of shareholders: Election of Directors and the approval of independent auditors.

        Item 5. Other Information

                        None

        Item 6. Exhibits and Reports on Form 8-K

                        No Form 8-K reports were filed during the quarter ended March 31, 2002.

                        The following exhibits are filed with this report:

                                99.1    -    Rand Capital SBIC, L.P. Investment Valuation Policy
                                99.2    -    Rand Capital Corporation Investment Valuation Policy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2002
RAND CAPITAL CORPORATION
RAND CAPITAL, SBIC ,L.P

By: /s/ Allen F. Grum Allen F. Grum, President

By: /s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer