Form 10-Q
period 2002-06-30
RAND CAPITAL CORP
filed 2002-08-09
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 2002): 5,760,534

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position as of June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Condensed Consolidated Statements of Changes in Net Assets for the Three Months and Six Months Ended June 30, 2002 and 2001

Schedule of Portfolio Investments as of June 30, 2002

Notes to Condensed Consolidated Financial Statements

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
As of June 30, 2002 and December 31, 2001
(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Investments at fair value (identified cost: at 6/30/2002 - $3,768,686, at 12/31/2001 - $3,157,017)	$4,057,382	$4,010,891
Cash and cash equivalents	5,809,770	5,941,517
Interest receivable (net of allowance of $13,167 at 6/30/2002 and 12/31/2001)
	211,351	167,844
Promissory notes receivable	131,200	150,605
Other assets	33,532	11,636
TOTAL ASSETS	$10,243,235	$10,282,493

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses	$61,147	$33,679
Income taxes payable	22,869	40,530
Deferred tax liability	120,000	150,000

Total liabilities	204,016	224,209

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000, issued and outstanding 5,763,034 at June 30, 2002 and December 31, 2001
	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(4,250,603)	(3,616,673)
Undistributed net realized gain on investments	6,624,710	5,686,311
Net unrealized appreciation on investments	115,354	438,888

Net assets (per share 6/30/02-$1.74, 12/31/01-$1.75)	10,039,219	10,058,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,243,235	$10,282,493

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
For The Three Months And Six Months Ended June 30, 2002 And June 30, 2001
(Unaudited)
	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Investment income:
Interest from portfolio companies	$ 29,050	$ 29,493	$ 59,506	$ 62,529
Interest from other investments	28,271	1,709	58,951	5,722
Other income	0	10	5,540	8,098
	57,321	31,212	123,997	76,349
Expenses:
Salaries	67,494	60,093	179,963	188,218
Employee benefits	15,620	11,659	48,884	41,194
Directors' fees	9,500	4,500	16,250	9,500
Professional fees	26,263	18,169	39,203	35,191
Shareholders and office	30,177	24,669	61,331	37,084
Insurance	11,250	6,750	22,500	13,500
Corporate development	12,595	9,359	20,326	10,925
Other operating expenses	6,030	66,660	10,716	128,953
	178,929	201,859	399,173	464,565
Organizational costs	48,516	-	116,110	-
Total expenses	227,445	201,859	515,283	464,565
Investment (loss) before income taxes	(170,124)	(170,646)	(391,286)	(388,216)
Income tax provision	(22,197)	12,588	31,000	13,407
Deferred income tax expense	(42,732)	-	211,644	0
Net investment (loss)	(105,195)	(183,234)	(633,930)	(401,623)

Realized and unrealized gain (loss) on investments:
Net gain (loss) on sales and dispositions	(9,490)	-	938,399	693
Unrealized appreciation (depreciation) on investments:
Beginning of period	205,704	581,259	853,874	974,597
End of period	288,696	2,065,764	288,696	2,065,764
Change in unrealized appreciation (depreciation) before income taxes	82,992	1,484,505	(565,178)	1,091,167
Deferred income tax provision (benefit)	34,732	365,239	(241,644)	148,239
Net increase (decrease) in unrealized appreciation	48,260	1,119,266	(323,534)	942,928

Net realized and unrealized gain on investments	38,770	1,119,266	614,865	943,621

Net increase (decrease) in net assets from operations	$(66,425)	$ 936,031	$ (19,065)	$ 541,998
Weighted average shares outstanding	5,763,034	5,763,034	5,763,034	$ 5,761,542
Basic and diluted net increase (decrease) in net assets from operations per share	$ (0.01)	$ 0.16	$ (0.00)	$ 0.09

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2002 and 2001
(Unaudited)
	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:	$(19,065)	$541,998
Net increase (decrease) in net assets from operations

Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	7,800	6,750
Interest receivable allowance	-	36,371
Decrease (Increase) in unrealized appreciation of investments
	565,178	(1,091,167)
Change in deferred taxes	(30,000)	148,239
Net realized (gain) on portfolio investments	(938,399)	(693)
Non cash conversion of debentures
Changes in operating assets and liabilities:
(Increase) in interest receivable	(43,506)	(28,117)
(Increase) in other assets	(39,699)	(9,042)
Increase (decrease) in accounts payable and other accrued liabilities
	9,809	46,930

Total adjustments	(468,817)	(890,729)

Net cash used in operating activities	(487,882)	(348,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of portfolio investments 0	1,086,730	215,299
Proceeds from loan repayments	19,405	-
New portfolio investments	(750,000)	(70,465)

Net cash provided by investing activities	356,135	144,834
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	31,875

NET (DECREASE) IN CASH AND CASH EQUIVALENTS
	(131,747)	(172,022)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
	5,941,517	304,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,809,770	$132,133

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes In Net Assets
For The Three Months And Six Months Ended June 30, 2002 And June 30, 2001
(Unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001

Net assets at beginning of period	$10,105,644	$8,023,538	$10,058,284	$8,385,697

Operations:
Net investment loss	(105,195)	(183,234)	(633,930)	(401,623)

Net realized gain (loss) on investments	(9,490)	-	938,399	693

Net increase (decrease) in unrealized appreciation of investments	48,260	1,119,266	(323,534)	942,928

Net increase (decrease) in net assets from operations	(66,425)	936,032	(19,065)	541,998
Net proceeds of private offerings	-	-	-	31,875

Net assets at end of period	$10,039,219	$8,959,570	$10,039,219	$8,959,570

See notes to condensed consolidated financial statements

Schedule Of Portfolio Investments June 30, 2002 (unaudited)
Company and Business	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d) Value

ADIC (NASDAQ:ADIC) * ^ Redmond, WA. Manufactures data storage systems and storage management software. www.adic.com.	9,502 common shares to be released 3Q-02.	5/11/01	<1%	$21,627	$80,102

American Tactile Corporation Medina, NY. Develops equipment and systems to produce commercial signage. www.americantactile.com	Convertible debentures at 8% due June 2000 and April 2001 with detachable warrants	6/23/95	<1%	150,000	25,000

BioWorks, Inc. Geneva, NY. Develops and manufactures biological alternative to chemical pesticides. www.bioworksbiocontrol.com	Series A convertible preferred stock - 32,000 shares	11/6/95	<1%	56,000	28,000

Clearview Cable TV, Inc. New Providence, NJ. Cable television operator.	Common stock - 400 shares	2/23/96	5%	55,541	28,000

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Series A 8% Cumulative preferred stock - 10,000 shares	11/8/99	10%	100,000	100,000

DataView, LLC Mt. Kisco, NY. Designs, develops and markets browser based software for investment professionals. www.marketgauge.com	5% Membership interest	10/1/98	5%	310,357	155,179

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.67% Class A Membership interest. 8% cumulative dividend	8/31/99	42%	300,000	300,000

INRAD, Inc. (OTC: INRD.OB) * Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	Series B Preferred Stock - 100 shares. 10% dividend. Common stock - 6,000 shares	10/31/00	2%	115,000	105,400

Kionix, Inc. ** Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	Series A Preferred Stock, 882,352 shares.	5/17/02	<1%	750,000	750,000
MemberWare Technologies, Inc. Pittsford, NY. Internet company engaged in web related consulting services. www.memberware.com	Promissory Note at prime rate + 4.5% due September 2004. Common stock - 40,000 34,000 warrants for shares of stock	9/16/99	2%	100,000	50,000

MINRAD, Inc. Buffalo, NY. Developer of laser guided medical devices. www.minrad.com	608,193 Common shares. 56,020 Preferred Series A shares. 13,767 Preferred Series B	8/4/97	5%	919,422	1,160,558

Ultra - Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	394,320 Common shares, 32,000 warrants for Common shares. Two Bridge Loans each for $100,000 at 12%, due on demand after March 31, 2002.	12/11/92	4%	502,586	835,480

UStec, Inc. (e) Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	Promissory Note at 12% due January 2003 50,000 Common Shares. 8,200 Warrants for Common Shares	12/17/98	<1%	100,500	150,000

Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	Preferred Units - 2,673 Units with warrants, 14% interest rate.	12/16/99	<1%	270,000	270,000

Other Investment	Other	Various	-	17,653	19,663

	Total portfolio investments			$3,768,686	4,057,382

See notes to condensed consolidated financial statements.

Notes to Schedule of Portfolio Investments
(a)	Unrestricted securities (indicated by ^) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2002 restricted securities represented 98% of the value of the investment portfolio.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation's ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures; or other available data. The symbol "<1%" indicates that the Corporation holds equity interest of less than one percent.

(d)	Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-owned companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount, which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing.

* Publicly-owned Company

** Rand Capital SBIC, L.P. Investment

See notes to condensed consolidated financial statements.

Rand Capital Corporation
Notes to the Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

1.     BASIS OF PRESENTATION

In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2002 are not necessarily indicative of the results for the full year.

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
N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
NSAR-A	Semi-Annual filing as closed end investment company
NSAR-B	Semi-Annual filing as closed end investment company
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2001
Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
Form N-23C-1	Reports by closed-end investment companies of purchase of their own securities

2.     THE ENTITY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The condensed consolidated Financial Statements include the accounts of Rand Capital Corporation ("Rand"), and Rand Capital SBIC, L.P. ("Rand SBIC")(collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business - Effective August 16, 2001, Rand made an election, following an authorized vote of the shareholders to become a Business Development Company, or "BDC." Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND." Rand was founded in 1969 and is headquartered in Buffalo, New York. Its investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On February 1, 2002, Rand received notification that its Small Business Investment Company (SBIC) application for the subsidiary had been received by the Small Business Administration. The Corporation estimates official licensing in August 2002. Once approved and licensed by the SBA, this new subsidiary will be able to obtain up to two times its initial $5,000,000 of "regulatory capital" from the SBA for purposes of new investment. The first investment by Rand SBIC, L.P. was in Kionix, Inc. in May 2002.

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

Subsequent Events - On July 10, 2002 Rand made a $500,000 bridge loan to Somerset Gas Transmission Company LLC.

During the period July 1 through August 7, 2002 Rand repurchased 2,500 shares of its stock under the stock buy back program that was previously disclosed in the company's Form 10-K at December 31, 2001 and described below in the "Stockholder Equity(Net Assets) section. The program will continue to repurchase shares through October 18, 2002 when market conditions are appropriate.

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

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax liabilities (assets) at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Operations	($82,900)	$(113,000)
Investments	(121,200)	(362,900)
Net operating loss carry-forwards	43,100	291,900
Alternative Minimum tax credit carry-forward
	41,000	34,000
Deferred tax (liabilities), net	$(120,000)	$(150,000)

At June 30, 2002, the Corporation had a federal net operating loss carry-forward of approximately $127,000 which expires commencing in 2012.

Stockholders Equity (Net Assets)

        At June 30, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

        On January 18, 2001, January 21, 2000 and October 2, 2000, Rand sold 15,000, 15,000 and 25,000 shares of common stock through a private stock offering at $2.125, $1.33 and $1.51 per share, respectively. There was no common stock issued in 2002.

        On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. As of June 30, 2002 no stock repurchases had occurred. During July and August 2002, 2,500 shares were repurchased on the open market.

        In July 2001, the shareholders of Rand authorized the establishment of two stock option plans - the Employee Plan and the Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. As of June 30, 2002, no stock options have been awarded from either plan. The Director Plan will not take effect, if at all, until a SEC exemption is obtained from restrictions under the Investment Company Act of 1940.

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

Formation of SBIC Subsidiary

        On January 14, 2002, Rand Capital Corporation ("Rand") formed a wholly-owned subsidiary, Rand Capital SBIC, L.P. ("Rand SBIC"), for the purpose of operating it as a small business investment company (SBIC). On January 25, 2002, Rand transferred $5.0 million in cash to Rand SBIC to serve a "regulatory capital" for purposes of Small Business Administration (SBA) regulation. On February 1, 2002, Rand SBIC's application for a license to operate as an SBIC was submitted to the SBA. The SBA licensing process is expected to be completed in August 2002. Rand intends to operate Rand SBIC for the same purposes, with investments in the same kinds of securities, as Rand. Rand SBIC's operations will be consolidated with those of Rand for both financial reporting and tax purposes. Rand filed an application with the SEC on May 28, 2002 for exemptions from certain restrictions under the Investment Company Act of 1940 on the operation of subsidiaries that the SEC has commonly granted to Business Development Companies with wholly-owned SBIC subsidiaries.

Financial Condition

        The following financial discussion will includes Rand's and Rand SBIC's, (collectively, the "Corporation"), financial position and results of operations. The only financial activity that occurred in 2002 with respect to Rand SBIC was the transfer of $5.0 million on January 25, 2002 from Rand to a Rand SBIC bank account and the resulting earned interest revenue and the investment of $750,000 in Kionix on May 17, 2002.

        Rand's total assets decreased by ($39,258) or (0.4%) to $10,243,235 and its net assets decreased by ($19,065) or (0.2%) to $10,039,219 at June 30, 2002, versus $10,282,493 and $10,058,284 at December 31, 2001, respectively. The minor decreases in assets and net assets can be attributed to operating losses experienced during the six months ended June 30, 2002.

        The Corporation's financial condition is dependent on the success of its holdings. The Corporation has invested a substantial portion of its assets in early stage or start-up companies. These private businesses generally tend to be unproven, thinly capitalized small companies that may lack experienced management and may have no history of operations. The following summarizes the Corporation's investment portfolio at the periods indicated.

	June 30, 2002	December 31, 2001
Investments at cost	3,768,686	$3,157,017
Unrealized appreciation, net	288,696	853,874
Investments at fair value	$4,057,382	$4,010,891

        The increase in investment at cost is due to the net effect of the January 2002 sale of the Advanced Digital Information Corporation ("ADIC") stock with a cost basis of $138,841 and the May 2002 investment that Rand SBIC made in Kionix, Inc. for $750,000.

        The decrease in unrealized appreciation of the investments is primarily attributable to the realized gain recognized on the sale of ADIC stock for $838,000 in January 2002 and the net effect of portfolio valuation adjustments to the following portfolio companies during the six month period ended June 30, 2002: Ultra-Scan Inc. $239,805, Memberware ($50,000), and the valuation of the ADIC escrow shares for approximately $80,000.

        On June 27, 2002 Rand was notified that ADIC's/Pathlight's escrow litigation claims regarding the 13,683 ADIC escrow shares was settled and the Corporation will be entitled to receive 9,502 shares of ADIC stock. The remaining 4,181 shares were forfeited and written off in June 2002. The ADIC Escrow Settlement Agreement was completed on June 27, 2002.

        The sole investment during the second quarter of 2002 was Rand SBIC's investment in Kionix, Inc. Rand SBIC invested $750,000 in Series A Preferred stock of Kionix. This was Rand's first investment through Rand Capital SBIC, L.P., a wholly owned subsidiary of Rand Capital Corporation.

        Kionix was founded to commercialize an advanced micromachining technology developed at Cornell University. Kionix's competitive advantage is found in proprietary methods for high volume micromachining of silicon substrate to produce top quality microelectomechanical systems or MEMS devices. Kionix has the tools and patented technology to build mechanical structures that will enable the next generation of MEMS based applications.

        Rand's total investments at fair value approximated 40% of net assets at June 30, 2002 and 40% of net assets at December 31, 2001.

        Rand did not fund any new investments during the six month period ended June 30, 2002.

Results of Operations

        On January 3rd and 4th, 2002 Rand sold a total of 61,051 shares of ADIC stock at a price range of $17.30 to $18.45 with gross proceeds of $1.1 million and a realized gain of approximately $948,000. Rand's average cost basis per share for the ADIC securities is $2.27. As stated previously Rand is entitled to receive 9,502 of ADIC shares previously held in escrow.

Investment Income and Expenses

        The Corporation's primary investment objective is to achieve long-term capital appreciation on its portfolio investments. Therefore, a considerable portion of the investment portfolio is structured to realize capital appreciation over the long-term and not necessarily generate income in the form of dividends or interest. The Corporation does earn interest income from investing its idle funds in money market instruments.

        Total investment income for the three months ended June 30, 2002 and 2001 was $57,321 and $31,212 respectively, of which $29,050 (51%) and $29,493 (94%) consisted of interest from portfolio companies during the quarter. For the six months ended June 30, 2002 and 2001, the total investment income was $123,997 and $76,349, respectively, of which $59,506 (48%) and $62,529 (82%) consisted of interest from portfolio companies. This income includes investments that have interest accruals and often do not pay a current yield. See the Schedule of Portfolio Investments footnote (e) to identify the investments that pay a current yield. The remaining investment income is comprised of interest on idle cash balances and other temporary short-term investments. The interest income for the three months ending June 30, 2002 was $28,271 versus $1,709 for the same period in 2001. This interest income is higher for the three months and six months period ended June 30, 2002 due to higher idle cash balance of $5,809,770 at June 30, 2002 versus $132,133 at June 30, 2001.

        Operating expenses for the three months ended June 30, 2002 and 2001 were $227,444 and $201,859, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The expense for the three month period ended June 30, 2002 included approximately $48,500 of professional costs (consulting and advisory fees) incurred for matters relating to Rand SBIC. Total operating expenses for the six months ended June 30, 2002 and 2001 were $515,283 and $464,565 respectively. The six month period ended June 30, 2002 included $116,110 of Rand SBIC professional fees. The six month period ended June 30, 2001 contained $46,627 in expenses incurred for restructuring the Corporation to a Business Development Company ("BDC") status, and research into stock option plans as well as other corporate matters. These expenses were categorized in "Other operating expenses" at June 30,2001. At June 30, 2001 the "Other operating expenses" category also contained $ 36,371 in write-offs of certain portfolio related receivables.

        Net investment losses from operations for the three month period ended June 30, 2002 and 2001 were ($105,195) and ($183,234), respectively. Net investment losses from operations for the six month period ended June 30, 2002 and 2001 were ($633,930) and ($401,623), respectively. The fluctuations from year to year are partly due to the increase in interest revenue in 2002 generated by higher idle cash balances than the prior year and the deferred income tax expense of $211,644 for the six months ended June 30, 2002. The deferred income tax expense in the three-months ended June 30, 2001 was $0.

Net Realized Gains and Losses on Investments:

        During the three months ended June 30, 2002 Rand recognized a ($9,490) realized loss on the forfeiture of 4,181 ADIC shares from escrow. There were no realized losses for the same period in 2001.

Net Increase (Decrease) in Net Assets from Operations:

        The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its statements of operations. For the three month period ending June 30, 2002, the net (decrease) in net assets from operations was ($66,425) as compared to a net increase in net assets from operations of $936,031 for the same period in 2001. The decrease in net assets from operations during the second quarter of 2002 is primarily attributable to the net investment loss of approximately ($105,000). The loss includes $48,516 in organizational (legal) costs associated with the several matters related to Rand SBIC. The second quarter 2001 net increase is due to the increase (decrease) in appreciation of investments of: ADIC $2,900,000, Fertility Acoustics, Inc., ($1,900,000), BNKR.com, ($400,000), Aria Wireless Systems, Inc,. ($100,000), and Platform Technology Holding, LLC, ($100,000).

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

        At June 30, 2002, 58% of the Corporation's net assets are held in cash and cash equivalents, which compares to 58% at December 31, 2001.

        As of June 30, 2002 and December 31, 2001, the Corporation's total liquidity, consisting of cash and cash equivalents, was $5,809,770 and $5,941,517, respectively. Included in the June 30, 2002 cash balance was $4,287,290 ($5,000,000 initial investment plus interest revenue less Kionix investment) of Rand SBIC, L.P. cash. Management believes that these cash and cash equivalents will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months.

        The decrease in liquidity in the second quarter 2002 was due to the net impact of ADIC stock sale in January 2002 with net proceeds of $1,086,730, normal operating losses, and the $750,000 investment by Rand SBIC in Kionix in May 2002.

Risk Factors and Other Considerations

Investing in The Corporation's Stock is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

        The value of the Corporation's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in the Corporation's shares. The securities markets frequently experience extreme price and volume fluctuations, which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the Corporation's stock price.

Investing in The Corporation's Shares May be Inappropriate for the Investor's Risk Tolerance

        The Corporation's investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. The Corporation's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

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

Rand is Subject to Risks Created by its Regulated Environment

        The Corporation is subject to regulation as BDC's, and Rand SBIC is also subject to regulation as an SBIC. The loans and other investments that the Corporation make, or are expected to make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by the Corporation are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

        The Corporation's capital may include large amounts of debt securities issued to the SBA, and all of the debentures issued to the SBA will have fixed interest rates. Until and unless Rand SBIC is able to invest substantially all of the proceeds from debentures that it sells to the SBA at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA under debentures sold to it, the Corporation's operating results will be adversely affected which may, in turn, depress the market price of its common stock.

Rand is Dependent Upon Key Management Personnel for Future Success

        The Corporation is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect the Corporation's ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

Valuation of Portfolio Investments

        There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the corporations established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as "Change in unrealized appreciation on investments."

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

        The Corporation's investment activities contain elements of risk. The portion of the investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which the Corporation invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio may differ significantly for the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation's statement of operations as "Unrealized appreciation (depreciation) on investments."

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

        As of June 30, 2002, the Corporation did not have any off-balance sheet investments or hedging investments.

PART II.
OTHER INFORMATION

Item 1.      Legal Proceedings

                  None

Item 2.      Changes in Securities and Use of Proceeds

                  None

Item 3.      Defaults upon Senior Securities

                  None

Item 4.      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 24th day of April 2002, the following represents the results of balloting:

1.     ELECTION OF DIRECTORS: The following nominees received the number of votes set opposite their respective names:

	VOTES FOR	VOTES WITHHELD
Allen F. Grum	5,069,574	6,556
Luiz F. Kahl	5,069,574	6,556
Erland E. Kailbourne	5,067,974	8,156
Ross B. Kenzie	5,068,474	7,656
Willis S. McLeese	5,069,574	6,566
Reginald B. Newman II	5,069,574	6,556
Jayne K. Rand	5,069,574	6,556

2.     RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS: The proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Corporation for the 2002 fiscal year received the following votes:

FOR	AGAINST	ABSTAIN
5,063,007	9,145	3,978

Item 5.     Other Information

                 None

Item 6.     Exhibits and Reports on Form 8-K
(a)	Exhibits
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
	(2)	N/A
	(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

	(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

	(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

	(10.1)	Employee Stock Option Plan - incorporated by reference Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*

	(10.2)	Director Stock Option Plan - incorporated by reference Appendix C to the Corporation's definitive Proxy Statement filed on June 1, 2002.*

	(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. - filed on Form 10K on December 31, 2001.

	(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. - filed on Form 10K on December 31, 2001.

	(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC - filed on Form 10K on December 31, 2001.

	(10.6)	Certificate of Formation of Rand Capital Management, LLC - filed on Form 10K on December 31, 2001.

	(11)	N/A
	(15)	N/A
	(18)	N/A
	(19)	N/A
	(22)	N/A
	(23)	N/A
	(24)	N/A
	(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation - filed herewith

	(99.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. - filed herewith

*Management contract or compensatory plan.
(b)	Reports on Form 8-K
No Form 8-K reports were filed during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2002

RAND CAPITAL CORPORATION
By:/s/ Allen F. Grum
Allen F. Grum, President

By:/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.

By: RAND CAPITAL MANAGEMENT LLC
General Partner
By: RAND CAPITAL CORPORATION
Member

By:/s/ Allen F. Grum
Allen F. Grum, President

By:/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer