Form 10-Q
period 2002-09-30
RAND CAPITAL CORP
filed 2002-11-13
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Transition Period from _____ to _______

Commission File Number: 811-1825

Rand Capital Corporation
(Exact Name of Registrant as specified in its Charter)

New York (State or Other Jurisdiction of Incorporation Or Organization)	16-0961359 (IRS Employer Identification No.)
2200 Rand Building, Buffalo, NY 14203 (Address of Principal executive offices)	14203 (Zip Code)

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 2002): 5,751,834

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position as of September 30, 2002 and December 31, 2001
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
Condensed Consolidated Statements of Changes in Net Assets for the Three Months and Nine Months Ended September 30, 2002 and 2001
Schedule of Portfolio Investments as of September 30, 2002
Notes to Condensed Consolidated Financial Statement

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Item 4. Evaluation of Disclosure Controls and Procedures

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

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

Condensed Consolidated Statements of Financial Position
As of September 30, 2002 and December 31, 2001
(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Investments at fair value (identified cost:
at 9/30/2002 - $4,275,453, at 12/31/2001 - $3,157,017)	$3,957,622	$4,010,891
Cash and cash equivalents	5,155,124	5,941,517
Interest receivable (net of allowance of $13,167
at 9/30/2002 and 12/31/2001)	225,496	167,844
Promissory notes receivable	121,550	150,605
Income taxes receivable	20,764	-
Deferred tax asset	133,000	-
Other assets	39,132	11,636
TOTAL ASSETS	$9,652,688	$10,282,493

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:

Accounts payable and accrued expenses	$41,521	$33,679
Income taxes payable	-	40,530
Deferred tax liability	-	150,000
Total liabilities	41,521	224,209

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000; shares issued
5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(4,071,086)	(3,616,673)
Undistributed net realized gain on investments	6,624,710	5,686,311
Net unrealized (depreciation) appreciation on investments	(486,320)	438,888
Treasury stock at cost, 5,400 shares	(5,895)	-
Net assets (per share 9/30/2002-$1.67, 12/31/2001-$1.75)	9,611,167	10,058,284

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,652,688	$10,282,493

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
For The Three Months And Nine Months Ended September 30, 2002 and 2001
(Unaudited)
	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001
Investment income:
Interest from portfolio companies	$ 23,913	$ 25,769	$ 83,419	$ 88,298
Interest from other investments	23,408	1,209	82,359	6,931
Other income	10,000	600	15,540	8,698
	57,321	27,578	181,318	103,927
Expenses:
Salaries	68,575	59,176	248,538	247,395
Employee benefits	13,814	12,054	62,698	53,248
Directors' fees	4,500	10,250	20,750	19,750
Professional fees	15,890	(2,100)	55,093	33,091
Shareholders and office	21,468	17,509	82,799	54,594
Insurance	11,250	6,750	33,750	20,250
Corporate development	10,795	4,627	31,121	15,552
Other operating expenses	6,021	53,464	16,737	182,414
	152,313	161,730	551,486	626,294
Organizational costs	13,919	-	130,029	-
Total expenses	166,232	161,730	681,515	626,294
Investment (loss) before income taxes	(108,911)	(134,152)	(500,197)	(522,367)
Income tax (benefit) provision	(40,280)	2,580	(9,280)	15,987
Deferred income taxes	(248,147)	73,000	(36,503)	73,000
Net investment income (loss)	179,517	(209,732)	(454,413)	(611,354)

Realized and unrealized gain (loss) on investments:
Net realized gain on sales and
dispositions	-	660,332	938,399	661,025
Unrealized appreciation (depreciation) on investments:
Beginning of period	288,696	2,065,764	853,874	974,597
End of period	(317,831)	1,745,483	(317,831)	1,745,483
Change in unrealized (depreciation) appreciation before income taxes	(606,527)	(320,281)	(1,171,705)	770,886
Deferred income tax (benefit)
provision	(4,853)	-	(246,497)	148,239
Net (decrease) increase in unrealized appreciation	(601,674)	(320,281)	(925,208)	622,647

Net realized and unrealized (loss) gain on investments	(601,673)	340,051	13,191	1,283,672

Net (decrease) increase in net assets from operations	$(422,157)	$ 130,319	$ (441,222)	$ 672,318
Weighted average shares outstanding	5,760,523	5,763,034	5,762,191	5,762,045
Basic and diluted net (decrease) increase in net assets from operations per share	$ (0.07)	$ 0.02	$ (0.08)	$ 0.12

See notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2002 and 2001
(Unaudited)
	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets from operations	$(441,222)	$672,318
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
Depreciation and amortization	10,400	9,750
Interest receivable allowance	-	36,372
Change in unrealized appreciation of investments	925,208	(622,647)
Change in deferred taxes	(36,503)	73,000
Net realized (gain) on portfolio investments	(938,399)	(661,025)
Non cash conversion of investments	(16,766)	-
Changes in operating assets and liabilities:
(Increase) in interest receivable	(57,652)	(50,885)
(Increase) decrease in other assets	(24,649)	10,609
(Decrease) in accounts payable and other accrued liabilities	(53,450)	(2,782)
Total adjustments	(191,811)	(1,207,608)
Net cash (used in) operating activities	(633,033)	(535,290)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of portfolio investments	1,086,730	1,084,054
Proceeds from loan repayments	29,055	-
New portfolio investments	(1,250,000)	(170,465)
Capital expenditures	(13,250)	-
Net cash (used in) provided by investing activities	(147,465)	913,589
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	-	31,875
Purchase of Treasury Stock	(5,895)	-
Net cash (used in) provided by financing activities	(5,895)	31,875
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(786,393)	410,174
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	5,941,517	304,152
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$5,155,124	$714,326

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Changes In Net Assets
For The Three Months And Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Net assets at beginning of period	$10,039,219	$8,959,570	$10,058,284	$8,385,697

Operations:
Net investment income (loss)	179,517	(209,732)	(454,413)	(611,354)

Net realized gain on investments	-	660,332	938,399	661,025

Net (decrease) increase in unrealized appreciation of investments	(601,674)	(320,281)	(925,208)	622,647
Other				(1)
Net (decrease) increase in net assets from operations	(422,157)	130,319	(441,222)	672,317

Purchase of Treasury stock	(5,895)	-	(5,895)	-
Net proceeds of private offering	-	-	-	31,875

Net assets at end of period	$9,611,167	$9,089,889	$9,611,167	$9,089,889

See notes to condensed consolidated financial statements

Schedule Of Portfolio Investments as of September 30, 2002 (unaudited)
			(b)	(c)		(d)
			Date			Fair
	Company and Business	Type of Investment	Acquired	Equity	Cost	Value
	ADIC (NASDAQ:ADIC)* ^	Common stock - 9,500 shares	5/11/01	<1%	$21,627	$45,600
	Redmond, WA. Manufactures data storage
	systems and storage management software.
	www.adic.com.
	Contract Staffing	Series A 8% Cumulative	11/8/99	10%	100,000	100,000
	Buffalo, NY. PEO providing human resource	preferred stock - 10,000 shares
	administration for small businesses.
	www.contract-staffing.com
	DataView, LLC	5% Membership interest	10/1/98	5%	310,357	155,179
	Mt. Kisco, NY. Designs, develops and markets
	browser based software for investment professionals.
	www.marketgauge.com
	G-TEC Natural Gas Systems	41.67% Class A Membership	8/31/99	42%	300,000	300,000
	Buffalo, NY. Manufactures and distributes	interest. 8% cumulative dividend
	systems that allow natural gas to be used
	as an alternative fuel to gases.
	www.gas-tec.com
	INRAD, Inc. (OTC: INRD.OB) *	Series B Preferred Stock -	10/31/00	2%	115,000	102,100
	Northvale, NJ. Develops and manufactures	100 shares. 10% dividend.
	products for laser photonics industry.	Common stock - 6,000 shares
	www.inrad.com
	∆Kionix, Inc.	Series A Preferred Stock,	5/17/02	<1%	750,000	750,000
	Ithaca, NY. Develops innovative MEMS	882,352 shares.
	based technology applications.
	www.kionix.com
	MINRAD, Inc.	608,193 Common shares.	8/4/97	5%	919,422	508,500
	Buffalo, NY. Developer of laser guided medical	56,020 Preferred Series A shares.
	devices. www.minrad.com	13,767 Preferred Series B
		Stock Option - 10,000 shares
		common
	Somerset Gas Transmission Company, LLC	Convertible Promissory Note	7/10/02	<1%	500,000	583,333
	Buffalo, NY. Natural gas transportation company.	$500,000 at 10%. due on demand
		after September 30, 2002.
		.40 Units
	Ultra - Scan Corporation	504,596 Common shares,	12/11/92	4%	509,353	842,247
	Amherst, NY. Biometrics application	142,276 warrants for Common
	developer of ultrasonic fingerprint technology.	shares.
	www.ultra-scan.com

	UStec, Inc. (e)	Promissory Note at 12%	12/17/98	<1%	100,500	150,000
	Victor, NY. Markets digital wiring systems	due January 2003
	for new home construction.	50,000 Common Shares.
	www.ustecnet.com	36,259 Warrants for Common Shares
	Vanguard Modular Building Systems	Preferred Units - 2,673 Units with	12/16/99	<1%	270,000	270,000
	Philadelphia, PA. Leases and sells high-end	warrants, 14% interest rate.
	modular space solutions.
	www.vanguardmodular.com
	Other Investments	Other	Various	-	379,194	150,663
(Includes:	American Tactile, Appro,
	BioWorks, Inc., Clearview Cable
	And MemberWare
		Total portfolio investments			$4,275,453	$3,957,622

See notes to condensed consolidated financial statements.

Notes to Schedule of Portfolio Investments
(a)	Unrestricted securities (indicated by ^) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2002 restricted securities represented 99% of the value of the investment portfolio.

(b)	The date acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	The equity percentages estimate the Corporation's ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures; or other available data. The symbol "<1%" indicates that the Corporation holds equity interest of less than one percent.

(d)	Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-owned companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount, which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing.

*Publicly-owned Company

∆ Rand Capital SBIC, L.P. Investment

See notes to condensed consolidated financial statements.

Rand Capital Corporation
Notes to the Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

1.    BASIS OF PRESENTATION

In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Information contained in this filing should also be reviewed in conjunction with Rand Capital Corporation's related filings with the Securities and Exchange Commission ("SEC") during the period of time covered by this filing. These filings include, but are not limited to the following:
N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2001
Form 10 Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002
Form N-23C-1	Reports by closed-end investment companies of purchase of their own securities

2. THE ENTITY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The condensed consolidated Financial Statements include the accounts of Rand Capital Corporation ("Rand"), and Rand Capital SBIC, L.P. ("Rand SBIC")(collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business - Effective August 16, 2001, Rand made an election, following a vote of the shareholders, authorizing Rand, to become a Business Development Company, or "BDC." Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND." Rand was founded in 1969 and is headquartered in Buffalo, New York. Its investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval will allow Rand SBIC to obtain loans up to two times its initial $5,000,000 of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies. The first investment by Rand SBIC, L.P. was during the pre-licensing phase and was in Kionix, Inc. in May 2002.

Investments - Investments are stated at fair value as determined in good faith by Rand management and both reviewed and approved on a quarterly basis by the Board of Directors. In accordance with Rand's valuation policies, the Board of Directors has determined certain investment valuations in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

In April 2002, Rand SBIC adopted a model valuation policy as established by the SBA. At the same time the Board of Directors of Rand also adopted a new valuation policy that mirrored the Rand SBIC policy and is not materially different from the prior Rand valuation policy.

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

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets (liabilities) as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Operations	($100,000)	$(113,000)
Investments	168,500	(362,900)
Net operating loss carry-forwards	64,500	291,900
Alternative Minimum tax credit
carry-forward	-	34,000
Deferred tax assets (liabilities), net	$133,000	$(150,000)

As of September 30, 2002, the Corporation had a federal net operating loss carry-forward of approximately $190,000 which expires commencing in 2019.

The deferred tax asset at September 30, 2002 was $133,000 and represented a $283,000 increase in this account from December 31, 2001. This increase is primarily attributable to the unrealized loss write down of approximately ($690,000) in the third quarter of 2002. See further discussion of this write down in the "Net Increase(Decrease) in Net Assets from Operations" section below.

Stockholders Equity (Net Assets)

            At September 30, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

            On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. This buy-back was extended through October 16, 2003 by the Board of Directors. During the three months ended September 30, 2002, 5,400 shares were repurchased for the treasury. During the period October 1, 2002 through November 8, 2002, 5,800 shares were repurchased on the open market.

            In July 2001, the shareholders of Rand authorized the establishment of two stock option plans - the Employee Plan and the Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. As of September 30, 2002, no stock options have been awarded from either plan. The Director Plan will not take effect, if at all, until a SEC exemption is obtained from restrictions under the Investment Company Act of 1940. The corporation has elected to place both the Employee plan and the Director Plan on inactive status as it develops a new profit sharing plan for the corporation's employees.

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

Formation of SBIC Subsidiary

            On January 14, 2002, Rand Capital Corporation ("Rand") formed a wholly-owned subsidiary, Rand Capital SBIC, L.P. ("Rand SBIC"), for the purpose of operating it as a small business investment company (SBIC). On January 25, 2002, Rand transferred $5.0 million in cash to Rand SBIC to serve a "regulatory capital" for purposes of Small Business Administration (SBA) regulation. On February 1, 2002, Rand SBIC's application for a license to operate as an SBIC was submitted to the SBA. The SBA approved and licensed Rand SBIC on August 16, 2002. Rand intends to operate Rand SBIC for the same purposes, with investments in the same types of securities as Rand. Rand SBIC's operations are consolidated with those of Rand for both financial reporting and tax purposes. Rand filed an application with the Securities and Exchange Commission (SEC) on May 28, 2002 for exemptions from certain restrictions under the Investment Company Act of 1940 on the operation of subsidiaries that the SEC has commonly granted to Business Development Companies with wholly-owned SBIC subsidiaries.

Financial Condition

            The following financial discussion will include Rand's and Rand SBIC's, (collectively, the "Corporation"), financial position and results of operations. The only financial activity that occurred in 2002 with respect to Rand SBIC was the transfer of $5.0 million on January 25, 2002 from Rand to a Rand SBIC bank account and the resulting earned interest revenue and Rand SBIC's investment of $750,000 in Kionix on May 17, 2002.

            Rand's total assets decreased by ($629,805) or (6.1%) to $9,652,688 and its net assets decreased by ($447,117) or (4.4%) to $9,611,167 at September 30, 2002, versus $10,282,493 and $10,058,284 at December 31, 2001, respectively. The decrease in net assets can be attributed to operating losses during the nine months ended September 30, 2002.

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

	September 30, 2002	December 31, 2001
Investments at cost	$4,275,453	$3,157,017
Unrealized (depreciation) appreciation, net	(317,831)	853,874
Investments at fair value	$3,957,622	$4,010,891

            The increase in investment at cost is due to the net effect of the January 2002 sale of the Advanced Digital Information Corporation ("ADIC") stock with a cost basis of $138,841, the May 2002 investment that Rand SBIC made in Kionix, Inc. for $750,000 and the July 2002 investment in Somerset Gas Transmission Company, LLC for $500,000.

            The decrease in unrealized appreciation (depreciation) of the investments is primarily attributable to the realized gain recognized on the sale of ADIC stock for $838,000 in January 2002 and the net effect of portfolio valuation adjustments to the following portfolio companies during the nine month period ended September 30, 2002: Minrad ($652,058), Ultra-Scan Inc. $239,805, Memberware ($50,000), and the valuation of the ADIC escrow shares.

            The sole investment during the third quarter of 2002 was Rand's investment in Somerset Gas Transmission Company, LLC ("Somerset") on July 10, 2002. Rand invested $500,000 in a Convertible Promissory Note as part of a $3 million private placement bridge loan. The note had .40 equity units attached to it which were are at $83,333. The note is short term and due on demand after September 30, 2002.

            Somerset is a natural gas transportation company formed to move natural gas from Appalachian and Mid-western sources to the Northeast and Atlantic markets. Somerset is headquartered in Buffalo, NY.

            Rand SBIC did not fund any investment during the third quarter of 2002.

            Rand's total investments at fair value approximated 41% of net assets at September 30, 2002 and 40% of net assets at December 31, 2001.

Results of Operations

            On January 3rd and 4th, 2002, Rand sold a total of 61,051 shares of ADIC stock at a price range of $17.30 to $18.45 with gross proceeds of $1.1 million and a realized gain of approximately $948,000. Rand's average cost basis per share for the ADIC securities was $2.27.

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

            Total investment income for the three months ended September 30, 2002 and 2001 was $57,321 and $27,578 respectively, of which $23,913 (42%) and $25,769 (93%) consisted of interest from portfolio companies during the quarter. For the nine months ended September 30, 2002 and 2001, the total investment income was $181,318 and $103,927, respectively, of which $83,419 (46%) and $88,298 (85%) consisted of interest from portfolio companies. This income includes investments that have interest accruals and often do not pay a current yield. See the Schedule of Portfolio Investments footnote (e) to identify the investments that pay a current yield. The remaining investment income is comprised of interest on idle cash balances and other temporary short-term investments. The interest income for the three months ending September 30, 2002 was $23,408 versus $1,209 for the same period in 2001. The interest income for the nine month period ending September 30, 2002 and 2001 was $82,359 and $6,931. This interest income is higher for the three months and nine months period ended September 30, 2002 due to an increase in idle cash during the three months ended September 30, 2002 versus the three months ended September 30, 2001.

            The portfolio interest for the three months ended September 30, 2002 included the earned interest from the Somerset debenture of approximately $11,100 for the quarter.

            Operating expenses for the three months ended September 30, 2002 and 2001 were $166,232 and $161,730, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The operating expenses for the three month period ended September 30, 2002 included approximately $14,000 of organizational costs (consulting and advisory fees) incurred for matters relating to Rand SBIC. Total operating expenses for the nine months ended September 30, 2002 and 2001 were $681,515 and $626,294 respectively. The total operating expenses for the nine month period ended September 30, 2002 included approximately $130,000 of organizational expenses related to Rand SBIC professional fees. The nine month period ended September 30, 2001 contained approximately $71,000 in organizational expenses incurred for restructuring the Corporation to a Business Development Company ("BDC") status, and research into stock option plans as well as other corporate matters. These expenses were categorized in "Other operating expenses" for the period ended September 30, 2001. At September 30, 2001 the "Other operating expenses" category also contained $36,371 in write-offs of certain portfolio related receivables.

            Net investment income (loss) from operations for the three month period ended September 30, 2002 and 2001 were $179,517 and ($209,732), respectively. Net investment losses from operations for the nine month period ended September 30, 2002 and 2001 were ($454,413) and ($611,354), respectively. The investment income in the third quarter 2002 is higher due to income associated with Somerset transaction and the higher earned interest on idle funds. The current income tax expense was negative due to an approximate $31,000 tax adjustment. In addition due to the large unrealized loss write down in the third quarter of 2002, the associated deferred taxes resulted in a $248,000 tax benefit. The deferred income tax (expense) in the three-months ended September 30, 2001 was ($73,000).

Net Realized Gains and Losses on Investments:

            During the three months ended September 30, 2002 the Corporation did not have any realized gains or losses. During the three-months ended September 30, 2001, Rand sold 70,000 shares of its ADIC holdings, generating a realized gain of approximately $720,000. Also during the third quarter of 2001, ADIC settled its patent litigation with Pathlight, which resulted in a release from escrow of an additional 26,417 ADIC shares to Rand, and a forfeiture of 28,313 shares previously held in escrow (with an average cost basis of $60,024).

Net Increase (Decrease) in Net Assets from Operations:

            The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its statements of operations. For the three month period ending September 30, 2002, the net (decrease) in net assets from operations was ($422,157) as compared to a net increase in net assets from operations of $130,319 for the same period in 2001. The decrease in net assets from operations during the third quarter of 2002 is primarily attributable to the unrealized loss write down of approximately ($690,000). This unrealized write down consisted of the following adjustments: Minrad ($652,000), ADIC ($35,000). The third quarter 2001 net increase is due primarily to the increase (decrease) in appreciation of investments of: ADIC $2,400,000, Fertility Acoustics, Inc., ($1,100,000), BNKR.com, ($400,000), Aria Wireless Systems, Inc,. ($100,000), and Platform Technology Holding, LLC, ($100,000).

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

            At September 30, 2002, 54% of the Corporation's net assets are held in cash and cash equivalents, which compares to 59% at December 31, 2001.

            As of September 30, 2002 and December 31, 2001, the Corporation's total liquidity, consisting of cash and cash equivalents, was $5,155,124 and $5,941,517, respectively. Included in the September 30, 2002 cash balance was $4,306,327 ($5,000,000 initial investment plus interest revenue less Kionix investment) of Rand SBIC, L.P. cash. Management believes that these cash and cash equivalents will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months.

            The decrease in liquidity in the third quarter 2002 was due to the net impact of ADIC stock sale in January 2002 with net proceeds of $1,086,730, normal operating losses, and the $1,250,000 in Rand and Rand SBIC's investments.

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

Rand is Subject to Risks Created by its Regulated Environment

            The Corporation is subject to regulation as BDC's, and Rand SBIC is also subject to regulation as an SBIC. The loans and other investments that the Corporation makes, or is expected to make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by the Corporation are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

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

            As of September 30, 2002, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, concluded that as of the Evaluation Date the Corporation's disclosure controls and procedures were effective to ensure that material information relating to the Corporation was being made known to them by others within the Corporation, particularly including during the period when this quarterly report was being prepared .

(b)  Changes in internal controls.    There were no significant changes in the Corporation's internal controls or, to the knowledge of the Corporation's chief executive officer and chief financial officer, in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the Evaluation Date.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
	(2)	N/A
	(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
	(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
	(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
	(10.1)	Employee Stock Option Plan - incorporated by reference to Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
	(10.2)	Director Stock Option Plan - incorporated by reference to Appendix C to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
	(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10K filed for the year ended December 31, 2001.
	(10.4)	Certificate of Limited Partnership of Rand Capital SBIC, L.P. - incorporated by reference to Exhibit 10.4 to the Corporation's Form 10K filed for the year ended December 31, 2001.
	(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC - incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
	(10.6)	Certificate of Formation of Rand Capital Management, LLC - incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
	(10.7)	N/A
	(15)	N/A
	(18)	N/A
	(19)	N/A
	(22)	N/A
	(23)	N/A
	(24)	N/A
	(99.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation - filed herewith
	(99.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. - filed herewith
*Management contract or compensatory plan.
(b)	Reports on Form 8-K
No Form 8-K reports were filed during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2002

RAND CAPITAL CORPORATION

By:/s/ Allen F. Grum
Allen F. Grum, President

By:/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.
By: RAND CAPITAL MANAGEMENT LLC
General Partner
By: RAND CAPITAL CORPORATION
Member
By:/s/ Allen F. Grum
Allen F. Grum, President
By:/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

        I, Allen F. Grum, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Rand Capital Corporation and Rand Capital SBIC, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidating subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ Allen F. Grum Allen F. Grum, President (Chief Executive Officer of Rand Capital Corporation and equivalent of Chief Executive Officer of Rand Capital SBIC, L.P.)

        I, Daniel P. Penberthy, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Rand Capital Corporation and Rand Capital SBIC, L.P.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidating subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer (Chief Financial Officer of Rand Capital Corporation and equivalent of Chief Financial Officer of Rand Capital SBIC, L.P.)