Form 10-K
period 2002-12-31
RAND CAPITAL CORP
filed 2003-03-28
CIK 81955

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 811-01825
                             ---------------------
                            RAND CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                   NEW YORK                                      16-0961359
       (State or Other Jurisdiction of                         (IRS Employer
        Incorporation or organization)                      Identification No.)
       2200 RAND BUILDING, BUFFALO, NY                             14203
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the Record Date, March 11, 2003, was approximately $4,403,128 based upon the last sale price as quoted by NASDAQ SmallCap Market on such date. As of March 11, 2003 there were 5,726,634 shares of the registrant's common stock outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the act).  Yes [ ]     No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Corporation's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2003 is incorporated by reference into certain sections of Part III herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            RAND CAPITAL CORPORATION

                        TABLE OF CONTENTS FOR FORM 10-K

                                                                         PAGE
                                                                         ----
                                   PART I
      1.   Business....................................................    2
      2.   Properties..................................................    7
      3.   Legal Proceedings...........................................    7
      4.   Submission of Matters to a Vote of Security Holders.........    7

                                   PART II
      5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    7
      6.   Selected Financial Data.....................................    8
      7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    8
     7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   11
      8.   Financial Statements and Supplementary Data.................   12
      9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   28

                                  PART III
     10.   Directors and Executive Officers of the Registrant..........   28
     11.   Executive Compensation......................................   28
     12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   28
     13.   Certain Relationships and Related Transactions..............   28
     14.   Controls and Procedures.....................................   28

                                   PART IV
     15.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   28

                                     PART I

ITEM 1.  BUSINESS

     Rand Capital Corporation ("Rand") was incorporated under the law of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under
Section 8(b) of the Investment Company Act of 1940 (the "1940 Act"). On August 16, 2001, Rand filed an election to be treated as a business development company ("BDC") under the 1940 Act, which became effective on the date of filing. On January 16, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002, and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

     Throughout its history, the Corporation's principal business has been to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services. The Corporation's principal objective is long-term capital appreciation. The Corporation typically invests in debt securities of these companies and concurrently acquires an equity interest in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC's under the 1940 Act, it provides managerial assistance, often in the form of a board of director's seat, to the developing companies in which it invests.

     The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

REGULATION AS A BDC

     Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC's. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC's directors be persons other than "interested persons," as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC's are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

     Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of "disinterested" directors (as defined in the 1940 Act).

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

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC's may acquire to "qualifying assets" and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC's assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC's initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

     A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC's total asset value at the time of the investment.

     A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

SBIC SUBSIDIARY

     On January 16, 2002, Rand formed two wholly-owned subsidiaries, Rand SBIC and Rand Management. On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval will allow Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies. As of December 31, 2002 Rand SBIC, did not make a leverage commitment or draw leverage from the SBA.

     Rand formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a small business investment company ("SBIC") under the Small Business Investment Act of 1958 (the "SBA Act") by the Small Business Administration (the "SBA"), in order to have access to various forms of leverage provided by the SBA to SBIC's. On May 28, 2002, the Corporation filed an Exemption Application with the SEC seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the "Exchange Act") for an exemption from separate reporting requirements under Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:

     - a BDC (Rand) to operate a BDC/small business investment company (Rand
       SBIC) as its wholly owned subsidiary in limited partnership form;

     - Rand, Rand Management and Rand SBIC to engage in certain transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

     - Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis;

     - Rand SBIC, as a BDC/SBIC subsidiary of Rand as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand's reports.

The Corporation has not identified from among the similar exemption applications on file with the SEC an example of a specific grouping of all of the exemptions requested by the Corporation in its application, but the SEC has commonly granted applications to other companies for orders applicable to each of the exemptions requested and for orders applicable to various combinations of those exemptions, and the Corporation's applications do not appear to raise any specific policy issues that have not also been raised by applications for which exemptions have been granted.

     Rand operates Rand SBIC through Rand Management for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC's operations are consolidated with those of Rand for both financial reporting and tax purposes.

REGULATION OF SBIC SUBSIDIARY

     LENDING RESTRICTIONS. The SBA licenses SBIC's as part of a program designed to stimulate the flow of private debt and/or equity capital to "Eligible Concerns" and "Smaller Concerns." SBIC's use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or
(b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBIC's, and an SBIC's ability to obtain funds from the SBA is also governed by SBA regulations.

     In addition, at the end of each fiscal year, an SBIC must have at least 20% (in total dollars) invested in "Smaller Enterprises". The SBA defines "Smaller Enterprises" as concerns that (a) do not have a net worth in excess of $6 million and do not have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged.

     SBA regulations also set certain limitations on the terms of loans by SBIC's. The maximum maturity of these loans may not exceed 20 years. A borrower from an SBIC cannot be required during the first five years to repay, on a cumulative basis, more principal than an amount calculated on a straight line, five year amortization schedule. SBIC regulations also limit the rate of interest that an SBIC can charge on the loans it makes, the amount of the limit depending upon whether or not equity components are included with the loan.

     SBIC's may invest directly in the equity of their portfolio companies, but they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions. In general, an SBIC may not "control" a portfolio company. For SBA Act purposes, control is defined as the ownership (or control) of a 50% or greater interest in the outstanding voting securities of a portfolio company if it is held by fewer than 50 shareholders, or if there are 50 or more shareholders, a 20% to 25% interest (depending on the holdings of the other shareholders in the portfolio company).

     SBA LEVERAGE. The SBA raises capital to enable it to provide funds to SBIC's by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend is determined by annual Congressional appropriations of amounts necessary to cover anticipated losses in the program. Congress authorizes appropriations to the extent it determines to fund SBIC borrowings from the SBA.

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

     SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. Rand SBIC was approved to obtain SBA leverage at a 2:1 matching ratio, resulting in a total capital pool eligible for investment of $15 million. The Corporation expects to use Rand SBIC as its primary investment vehicle.

EMPLOYEES

     As of December 31, 2002, the Corporation had four employees including three full time employees.

RISK FACTORS AND OTHER CONSIDERATIONS

  INVESTING IN THE CORPORATION'S STOCK IS HIGHLY SPECULATIVE AND AN INVESTOR COULD LOSE SOME OR ALL OF THE AMOUNT INVESTED

     The value of the Corporation's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the stock price.

  INVESTING IN THE CORPORATION'S SHARES MAY BE INAPPROPRIATE FOR THE INVESTOR'S RISK TOLERANCE

     The Corporation's investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. Its investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

  COMPETITION

     The Corporation faces competition in its investing activities from many entities including other SBIC's, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as the Corporation. As a regulated BDC, the Corporation is required to disclose quarterly and annually the name and business description of portfolio companies and the value of its portfolio securities. Most of its competitors are not subject to this disclosure requirement. The Corporation's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund.

  RAND IS SUBJECT TO RISKS CREATED BY ITS REGULATED ENVIRONMENT

     Rand and Rand SBIC are subject to regulation as BDC's, and Rand SBIC is subject to regulation as an SBIC. The loans and other investments that Rand and Rand SBIC make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by Rand and Rand SBIC are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

     Rand's and Rand SBIC's leverageable capital may include large amounts of debt securities issued through the SBA, and all of the debentures will have fixed interest rates. Until and unless Rand SBIC is able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, Rand's operating results may be adversely affected which may, in turn, depress the market price of Rand's common stock.

  RAND IS DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR FUTURE SUCCESS

     The Corporation is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

  INVESTMENT IN SMALL, PRIVATE COMPANIES

     There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, unproven small companies with risky technologies that may lack management depth and have not attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

  ILLIQUIDITY OF PORTFOLIO INVESTMENTS

     Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Corporation's portfolio of equity securities is, and will usually be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation's portfolio may adversely affect the ability of the Company to dispose of such securities at times when it may be advantageous for the Company to liquidate such investments.

     Even if the Corporation's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

  VALUATION OF PORTFOLIO INVESTMENTS

     There is typically no public market of equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the Corporation's portfolio are stated at fair value as determined by the good faith estimate of the Corporation's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as "Change in unrealized appreciation on investments."

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

ITEM 2.  PROPERTIES

     Rand maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,300 square feet of office space pursuant to a lease agreement that expires December 31, 2005. Rand believes that its leased facilities are adequate to support its current staff and expected future needs.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Rand's common stock, par value $0.10 per share ("Common Stock"), is traded on the NASDAQ Small Cap Market ("NASDAQ") under the symbol "RAND." The following table sets forth, for the period indicated, the range of high and low closing prices per share as reported by NASDAQ:

                                                              HIGH     LOW
                    2002 QUARTER ENDING:                      -----   -----
March 31st..................................................  $1.45   $1.10
June 30th...................................................  $1.44   $1.00
September 30th..............................................  $1.31   $1.00
December 31st...............................................  $1.25   $0.99

                                                              HIGH     LOW
                    2001 QUARTER ENDING:                      -----   -----
March 31st..................................................  $3.50   $1.31
June 30th...................................................  $2.50   $1.69
September 30th..............................................  $2.20   $1.01
December 31st...............................................  $1.74   $1.01

     Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no present intention of paying cash dividends in the coming fiscal year.

     On March 11, 2003, the Corporation had a total of 877 shareholders, which included 142 record holders of its common stock, and an estimated 735 shareholders with shares held under beneficial ownership in nominee name or under clearinghouse positions of brokerage firms or banks.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market through the period ending October 16, 2003. Through December 31, 2002 the Corporation purchased 24,400 shares at a total cost of $25,704. Through March 11, 2003, the Corporation acquired an additional 12,000 shares for a cost of $12,983. The total shares held by the Corporation at March 11, 2003 are 36,400 with a total cost of $38,688.

PROFIT SHARING AND STOCK OPTION PLANS

     In July 2001, the shareholders of the Corporation authorized the establishment of two stock option plans - the Employee Plan, and the Non-Employee Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. No stock options have been awarded under either plan.

     The Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the "1940 Act"). Under the provisions of Section 61 of the 1940 Act, for so long as the Profit Sharing Plan is in effect, no options may be issued under the Employee Plan or Non-Employee Director Plan.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table provides selected consolidated financial data of the Corporation for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and with our financial statements and related notes appearing elsewhere in this report.

BALANCE SHEET DATA AS OF DECEMBER 31:

                             2002         2001          2000         1999         1998
                          ----------   -----------   ----------   ----------   ----------
Total assets............  $9,685,673   $10,282,493   $8,441,884   $7,648,947   $8,306,038
Total liabilities.......  $   81,039   $   224,209   $   56,187   $   44,204   $   69,006
Net assets..............  $9,604,634   $10,058,284   $8,385,697   $7,604,743   $8,237,032
Net asset value per
  outstanding share.....  $     1.67   $      1.75   $     1.46   $     1.33   $     1.44
Common stock shares
  outstanding...........   5,738,634     5,763,034    5,708,034    5,708,034    5,708,034

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:

                             2002         2001          2000         1999         1998
                          ----------   -----------   ----------   ----------   ----------
Investment income.......  $  261,230   $   159,479   $  239,769   $  363,094   $  593,086
Total expenses..........  $  858,305   $   825,765   $  633,403   $  738,803   $  758,630
Net investment (loss)...  $ (738,046)  $(1,551,001)  $ (109,864)  $ (387,097)  $  (56,339)
Net realized gain (loss)
  on investments........  $  888,399   $ 3,286,078   $ (296,298)  $  (42,625)  ($ 316,559)
Net (decrease) increase
  in unrealized
  (depreciation)
  appreciation..........  $ (578,299)  $   (94,365)  $1,129,416   $ (202,567)  $  268,710
Net (decrease) increase
  in net assets from
  operations............  $ (427,946)  $ 1,640,712   $  723,254   $ (632,289)  $ (104,188)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

     The following discussion will include Rand Capital Corporation ("Rand"), Rand Capital SBIC, L.P., (Rand SBIC), and Rand Capital Management, LLC ("Rand Management"), (collectively, the "Corporation") financial position and results of operations.

     The Corporation's total consolidated assets decreased by ($596,820) or (6%) to $9,685,673 and its net assets decreased by ($453,650) or (5%) to $9,604,634 at December 31, 2002, versus $10,282,493 and $10,058,284 at December 31, 2001, respectively.

     The decrease in total assets and net assets is due to the annual operating loss of ($738,046) that was offset by a realized gain of $888,399 and the net increase in unrealized depreciation of ($578,299). The realized gain is comprised of a $938,399 net gain from the sale of 61,051 shares of Advanced Digital Information Corporation ("ADIC") stock and the forfeiture of 4,181 escrow shares. The cost basis of the ADIC shares was $148,331. Another component of the realized gain is the $50,000 write off of the equity portion of the Corporation's investment in MemberWare Technologies Inc. (MemberWare).

     The Corporation's financial condition is dependent on the success of its holdings. It has invested a substantial portion of its assets in early stage or start-up companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the year-ends indicated.

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Investments, at cost................................     $6,225,453          $3,157,017
Unrealized (depreciation) appreciation, net.........       (149,266)            853,874
                                                         ----------          ----------
Investments at fair value...........................     $6,076,187          $4,010,891
                                                         ==========          ==========

     The increase in investments at cost is due to the $3,300,000 of new investments in 2002 made by the Corporation. The investment cost decreased due to the sale of the ADIC stock with a cost basis of $148,331 and the repayment of the debt portion of the MemberWare investment for $50,000 and the write off of the equity portion of the MemberWare investment for $50,000.

     The decrease in unrealized appreciation (depreciation) of the investments is primarily attributable to the realized gain recognized on the sale of ADIC stock in 2002 and the net effect of the unrealized portfolio valuation adjustments to the following portfolio companies during the year ended December 31, 2002: Minrad $(652,058), Ultra-Scan Corporation Inc. $239,805, MemberWare $(50,000), ADIC escrow share valuation $(63,745) and the valuation of $183,333 in membership interests in Somerset Gas Transmission Company, LLC (Somerset) received with the 2002 debenture instrument.

     The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 63% of net assets at December 31, 2002 and 40% of net assets at December 31, 2001. This increase in this percentage is due to the increase in new investments during 2002. Its cash and cash equivalents approximated 32% of net assets at December 31, 2002 compared to 59% at December 31, 2001. The decrease in cash as it relates to net assets from December 31, 2002 to December 31, 2001 can be attributed to the $3,300,000 in new investments during the year. The parent Rand Capital invested $1,100,000 in new portfolio concerns during 2002. Rand SBIC invested $2,200,000 in new portfolio concerns.

     The effect of the portfolio valuation changes, net operating losses for the period, and the realized gain from the sale of ADIC securities, resulted in a net change in net deferred tax liability from $(150,000) at December 31, 2001 to a net deferred tax asset of $112,000 at December 31, 2002.

RESULTS OF OPERATIONS

  INVESTMENT INCOME AND EXPENSES

     Investment income for the years ended December 31, 2002, 2001, and 2000 was $261,230 $159,479, and $239,769, respectively. This income is comprised mainly of interest income from portfolio companies and income on cash and cash equivalents.

     The Corporation's primary investment objective is to achieve long-term capital appreciation on its portfolio investments. Therefore, the Corporation will invest in a mixture of debenture and equity investing and will earn a current interest return on a portion of the portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.

     The Corporation had portfolio interest income of $145,771, $118,192, and $169,590 for the years ended December 31, 2002, 2001, and 2000, respectively, which comprised 56%, 74% and 71% of the total investment income for those years. This income includes investments that have interest accruals and often do not pay a current yield. Interest from other investments was $99,085 (38%), $29,194 (18%), and $69,585 (29%) for the years ended December 31, 2002, 2001, and 2000, respectively. A majority of the new investments occurred in the fourth quarter of 2002, thus the cash balances and the related earned interest income were high during the year ended December 31, 2002.

     Operating expenses were $858,305 in 2002, $825,765 in 2001, and $633,403 in
2000. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The Corporation incurred expenses of $135,251 in 2002 and $81,523 in 2001 that related primarily to professional costs incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program in both 2002 and 2001 and for restructuring the Corporation to a BDC in 2001.

     Net investment losses from operations were $(738,046) in 2002, $(1,551,001) in 2001, and $(109,864) in 2000. The fluctuations from year to year are partly due to the impact of deferred income taxes. The deferred income tax expense (benefit) was $162,841 in 2002, $837,148 in 2001, and $(297,288) in 2000.
Deferred income tax expense (benefit) relates to the net unrealized appreciation (depreciation) of investments. Such appreciation (depreciation) is not included in taxable income until realized.

  NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

     In 2002, Rand sold 61,051 shares and forfeited 4,181 shares of ADIC stock with gross proceeds of approximately $1.1 million and a net realized gain of $938,399. The Corporation also realized a loss of $(50,000) for the equity portion of its investment in MemberWare.

     During the twelve months ended December 31, 2001, Rand realized total net gains of $3,286,078, including the $5.3 million gain on the sale of 483,313 shares of its ADIC holdings. Also, during 2001, Rand recognized realized losses on several of its holdings, most notably ARIA Wireless Systems, Inc. (ARIA) for $(543,840), Reflection Technology, Inc. for $(500,000), BNKR, Inc. for $(400,000) and TSS Transnet for $(316,401).

     During 2000, Rand realized total net losses of $(296,298). These realized net losses included losses of $(142,666) from Hammertime Kitchen & Bath Works, Inc., $(98,115) from CMO, Inc. and $(55,517) in various publicly traded securities.

  NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:

     The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase or decrease in net assets from operations" on its statements of operations. For 2002, the net (decrease) in net assets from operations was $(427,946) as compared to net increases in net assets from operations of $1,640,712 for 2001 and $723,254 for 2000. The 2002 net decrease in net assets from operations is due to a net investment loss of $(738,046), a realized gain on investments of $888,399 and a net decrease in unrealized appreciation of investments of $(578,299). The 2001 net increase in net realized and unrealized gain on investments during 2001 is primarily attributable to the sale of ADIC securities at a gain. The 2000 net increase is due to the change in unrealized appreciation on investments from the Pathlight valuation offset by $(296,298) in net realized losses.

  LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation's portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments. The Corporation does earn interest income on idle cash balances and has historically relied on and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital necessary for short-term needs.

     As of December 31, 2002, 2001 and 2000, the Corporation's total liquidity, consisting of cash and cash equivalents, was $3,092,189, $5,941,517 and $304,152, respectively. Management believes that the cash and cash equivalents at December 31, 2002 will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation's investment activities contain elements of risk. The portion of the Corporation's investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy. (The discussion of valuation policy contained in the "Notes to Schedule of Portfolio Investments" in the financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation's consolidated statement of operations as "Net unrealized appreciation (depreciation) on investments."

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

     As of December 31, 2002, the Corporation did not have any off-balance sheet investments or hedging investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

        Statements of Financial Position as of December 31, 2002 and 2001

        Statements of Operation for the three years in the period ended December 31, 2002

        Statements of Cash Flows for the three years in the period ended December 31, 2002

        Statements of Changes in Net Assets for the three years in the period ended December 31, 2002

        Schedule of Portfolio Investments as of December 31, 2002

        Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2002

        Notes to Financial Statements

        Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2002

        Independent Auditors' Report

                            RAND CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           DECEMBER 31, 2002 AND 2001

                                                                 2002          2001
                                                              -----------   -----------
ASSETS
Investments at fair value (identified cost:
  2002 - $6,225,453 2001 - $3,157,017)......................  $ 6,076,187   $ 4,010,891
Cash and cash equivalents...................................    3,092,189     5,941,517
Interest receivable (net of allowance of $13,167 in 2002 and
  2001).....................................................      275,672       167,844
Deferred tax asset..........................................      112,000             -
Promissory notes receivable.................................      113,470       150,605
Other assets................................................       16,155        11,636
                                                              -----------   -----------
TOTAL ASSETS................................................  $ 9,685,673   $10,282,493
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)
LIABILITIES:
  Accounts payable and accrued expenses.....................  $    42,384   $    33,679
  Income taxes payable......................................        1,989        40,530
  Deferred revenue..........................................       36,666             -
  Deferred tax liability....................................            -       150,000
                                                              -----------   -----------
     Total liabilities......................................       81,039       224,209
                                                              -----------   -----------
STOCKHOLDERS' EQUITY (NET ASSETS)
Common stock, $.10 par; shares authorized - 10,000,000;
  issued 5,763,034 in 2002 and 2001.........................      576,304       576,304
Capital in excess of par value..............................    6,973,454     6,973,454
Accumulated net investment (loss)...........................   (4,354,719)   (3,616,673)
Undistributed net realized gain on investments..............    6,574,710     5,686,311
Net unrealized (depreciation) appreciation on investments...     (139,411)      438,888
Treasury stock, at cost, 24,400 shares......................      (25,704)            -
                                                              -----------   -----------
     Net assets (per share 2002 - $1.67; 2001 - $1.75)......    9,604,634    10,058,284
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 9,685,673   $10,282,493
                                                              ===========   ===========

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            2002          2001          2000
                                                         -----------   -----------   ----------
INVESTMENT INCOME:
  Interest from portfolio companies....................  $   145,771   $   118,192   $  169,590
  Interest from other investments......................       99,085        29,194       69,585
  Other investment income..............................       16,374        12,093          594
                                                         -----------   -----------   ----------
                                                             261,230       159,479      239,769
                                                         -----------   -----------   ----------
EXPENSES:
  Salaries.............................................      317,794       304,520      279,969
  Employee benefits....................................       77,852        63,690       46,370
  Directors' fees......................................       32,000        30,000       26,250
  Professional fees....................................       91,120        59,790       71,596
  Stockholders and office operating....................      106,725       113,906      100,452
  Insurance............................................       45,000        26,676       31,355
  Corporate development................................       38,090        36,891       40,707
  Other operating......................................       14,473        24,145       36,704
                                                         -----------   -----------   ----------
                                                             723,054       659,618      633,403
  Organizational costs.................................      135,251        81,523            -
  Bad debt expense.....................................            -        46,715            -
  Transaction fees.....................................            -        37,909            -
                                                         -----------   -----------   ----------
     Total expenses....................................      858,305       825,765      633,403
                                                         -----------   -----------   ----------
INVESTMENT (LOSS) BEFORE INCOME TAXES:.................     (597,075)     (666,286)    (393,634)
  Income tax (benefit) expense.........................      (21,870)       47,567       13,518
  Deferred income tax expense (benefit)................      162,841       837,148     (297,288)
                                                         -----------   -----------   ----------
NET INVESTMENT (LOSS)..................................     (738,046)   (1,551,001)    (109,864)
                                                         -----------   -----------   ----------
Realized and unrealized gain (loss) on investments:
  Net gain (loss) on sales and dispositions............      888,399     3,286,078     (296,298)
                                                         -----------   -----------   ----------
Unrealized appreciation (depreciation) on investments:
  Beginning of period..................................      853,874       974,597     (863,197)
  End of period........................................     (149,266)      853,874      974,597
                                                         -----------   -----------   ----------
  Change in unrealized (depreciation) appreciation
     before income taxes...............................   (1,003,140)     (120,723)   1,837,794
  Deferred income tax (benefit) expense................     (424,841)      (26,358)     708,378
                                                         -----------   -----------   ----------
Net (decrease) increase in unrealized (depreciation)
  appreciation.........................................     (578,299)      (94,365)   1,129,416
                                                         -----------   -----------   ----------
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS........      310,100     3,191,713      833,118
                                                         -----------   -----------   ----------
NET (DECREASE) INCREASE IN NET ASSETS FROM
  OPERATIONS...........................................  $  (427,946)  $ 1,640,712   $  723,254
                                                         ===========   ===========   ==========
Weighted average shares outstanding....................    5,759,260     5,762,294    5,746,776
Basic and diluted net (decrease) increase in net assets
  from operations per share............................  $     (0.07)  $      0.28   $     0.13

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            2002          2001          2000
                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (decrease) increase in net assets from
     operations........................................  $  (427,946)  $ 1,640,712   $   723,254
                                                         -----------   -----------   -----------
  Adjustments to reconcile net (decrease) increase in
     net assets to net cash used in operating
     activities:
     Depreciation and amortization.....................        7,443        13,041        13,329
     Interest receivable allowance.....................            -        (8,562)        8,562
     Decrease (increase) in unrealized appreciation of
       investments, net of deferred income tax.........    1,003,140        94,365    (1,129,416)
     Change in deferred taxes..........................     (262,000)      810,790       411,090
     Net realized (gain) loss on portfolio
       investments.....................................     (888,399)   (3,286,078)      296,298
     Non-cash conversion of debentures.................      (16,766)            -      (186,000)
     Changes in operating assets and liabilities:
       (Increase) in interest receivable...............     (107,828)      (22,502)      (44,694)
       Decrease in other assets........................          517         2,489           872
       Increase in deferred revenue....................       36,666             -             -
       (Decrease) increase in accounts payable and
          other accrued liabilities....................      (29,836)       18,022        11,983
                                                         -----------   -----------   -----------
          Total adjustments............................     (257,063)   (2,378,435)     (617,976)
                                                         -----------   -----------   -----------
          Net cash (used in) provided by operating
            activities.................................     (685,009)     (737,723)      105,278
                                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of portfolio investments..........    1,136,729     6,653,474       631,405
  Proceeds from loan repayments........................       37,135        35,395             -
  New portfolio investments............................   (3,300,000)     (338,725)   (1,629,939)
  Capital expenditures.................................      (12,479)       (6,931)            -
                                                         -----------   -----------   -----------
          Net cash (used in) provided by investing
            activities.................................   (2,138,615)    6,343,213      (998,534)
                                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock......................            -        31,875        57,700
  Purchase of treasury shares..........................      (25,704)            -             -
                                                         -----------   -----------   -----------
          Net cash (used in) provided by financing
            activities.................................      (25,704)       31,875        57,700
                                                         -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...   (2,849,328)    5,637,365      (835,556)
CASH AND CASH EQUIVALENTS:
  Beginning of year....................................    5,941,517       304,152     1,139,708
                                                         -----------   -----------   -----------
  End of year..........................................  $ 3,092,189   $ 5,941,517   $   304,152
                                                         ===========   ===========   ===========

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                            2002          2001          2000
                                                         -----------   -----------   ----------
Net assets at beginning of period......................  $10,058,284   $ 8,385,697   $7,604,743
                                                         -----------   -----------   ----------
Net investment (loss)..................................     (738,046)   (1,551,001)    (109,864)
Net realized gain (loss) on investments................      888,399     3,286,078     (296,298)
Net (decrease) increase in unrealized appreciation on
  investments..........................................     (578,299)      (94,365)   1,129,416
                                                         -----------   -----------   ----------
     Net (decrease) increase in net assets from
       operations......................................     (427,946)    1,640,712      723,254
                                                         -----------   -----------   ----------
Other changes:
  Net proceeds of private stock offerings..............            -        31,875       57,700
  Purchase of treasury shares..........................      (25,704)            -            -
                                                         -----------   -----------   ----------
       Total other changes.............................      (25,704)       31,875       57,700
                                                         -----------   -----------   ----------
Net assets at end of period (including accumulated net
  investment loss of $4,354,718, $3,616,673 and
  $2,065,672, respectively)............................  $ 9,604,634   $10,058,284   $8,385,697
                                                         ===========   ===========   ==========

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                               DECEMBER 31, 2002

                                                                   DATE
                                                                 ACQUIRED    EQUITY                  VALUE
COMPANY AND BUSINESS                    TYPE OF INVESTMENT         (b)        (c)        COST         (d)
--------------------                 -------------------------  ----------   ------   ----------   ----------
ADIC (NASDAQ:ADIC)*para.             Common stock - 9,500        5/11/2001     <1%    $   21,627   $   63,745
Redmond, WA. Manufactures data       shares
storage systems and specialized
storage management software.
www.adic.com

CONTRACT STAFFING                    Series A 8% Cumulative      11/8/1999     10%       100,000      100,000
Buffalo, NY. PEO providing human     preferred stock - 10,000
resource administration for small    shares.
businesses.
www.contract-staffing.com

DATAVIEW, LLC                        5% Membership interest.     10/1/1998      5%       310,357      155,179
Mt. Kisco, NY. Designs, develops
and markets browser based software
for investment professionals.
www.marketgauge.com

G-TEC NATURAL GAS SYSTEMS            41.67% Class A Membership   8/31/1999     42%       300,000      300,000
Buffalo, NY. Manufactures and        interest 8% cumulative
distributes systems that allow       dividend.
natural gas to be used as an
alternative fuel to gases.
www.gas-tec.com

INRAD, INC. (OTC: INRD.OB) *         Series B Preferred Stock   10/31/2000      2%       115,000      102,520
                                      -
Northvale, NJ. Develops              100 shares 10% dividend.
and manufactures products for laser  Common stock - 6,000
photonics industry. www.inrad.com    shares.

KIONIX, INC. (g)                     Series A Preferred Stock,   5/17/2002     <1%       750,000      750,000
Ithaca, NY. Develops innovative      882,352 shares.
MEMS based technology applications.
www.kionix.com

MINRAD, INC.                         608,193 Common shares.       8/4/1997      5%       919,422      508,500
Buffalo, NY. Developer of laser      56,020 Preferred
guided surgical medical devices.     Series A shares. 13,767
www.minrad.com                       Preferred Series B
                                     Stock option - 10,000
                                     shares common.

RAMSCO (g)                           Promissory Note $600,000   11/19/2002      7%       600,000      600,000
Albany, NY. Distributor of water,    at 13% due
sanitary and storm sewer materials   November 18, 2007.
to the contractor, highway,          Warrant to purchase
and municipal construction markets.  common shares.
www.ramsco.com

SOMERSET GAS TRANSMISSION            Convertible Promissory
COMPANY, LLC                         Note $900,000               7/10/2002     <1%       900,000    1,083,333
Buffalo, NY. Natural gas             at 10% due on demand
transportation company.              after January 15, 2003
                                     .89 membership units.

SYNACOR, INC. (g)                    Convertible Promissory     11/18/2002      5%       350,000      350,000
Buffalo, NY. Develops provisioning   Note $350,000 at 10% due
platforms for aggregation and        November 18, 2007 149,573
delivery of content for broadband    common shares.
access providers.
www.synacor.com.

                            RAND CAPITAL CORPORATION
          CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS - (CONTINUED)
                               DECEMBER 31, 2002

                                                                   DATE
                                                                 ACQUIRED    EQUITY                  VALUE
COMPANY AND BUSINESS                    TYPE OF INVESTMENT         (b)        (c)        COST         (d)
--------------------                 -------------------------  ----------   ------   ----------   ----------
ULTRA-SCAN CORPORATION               Common Shares - 504,596.   12/11/1992      4%       709,353    1,042,247
Amherst, NY. Biometrics application  Warrants - 146,276 for
developer of ultrasonic fingerprint  Common shares. $200,000
technology.                          Promissory Note at 22%
www.ultra-scan.com                   due on demand after May
                                     31, 2003.

USTEC, INC. (e)                      Promissory Note at 12%     12/17/1998     <1%       100,500      150,000
Victor, NY. Manufactures and         due January 2003
markets digital wiring systems       50,000 Common Shares.
for new home construction.           113,395 Warrants for
www.ustecnet.com                     Common Shares.

VANGUARD MODULAR BUILDING SYSTEMS    Preferred Units -2,673     12/16/1999     <1%       270,000      270,000
Philadelphia, PA. Leases & sells     Units with warrants, 14%
high-end modular space solutions.    interest rate.
www.vanguardmodular.com

WINEISIT.COM CORP. (g)               Senior Subordinated        12/18/2002      2%       500,000      500,000
Amherst, NY. Marketing company       Promissory Note $500,000
specializing in customer loyalty     at 10% due December 17,
programs supporting the wine and     2009. 100,000 warrants to
spirit industry. www.wineisit.com    purchase common shares.

Other Investments                    Other                         Various      -        279,194      100,663
                                                                                      ----------   ----------
                                     Total portfolio                                  $6,225,453   $6,076,187
                                     investments
                                                                                      ==========   ==========

* Publicly-owned Company

                            RAND CAPITAL CORPORATION
          CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS - (CONTINUED)
                               DECEMBER 31, 2002

            NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by para.) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2002 restricted securities represented approximately 99% of the value of the investment portfolio. Deloitte & Touche LLP has not examined the business descriptions of the portfolio companies.

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c) The equity percentages estimate the Corporations ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures; or other available data. Deloitte & Touche LLP has not audited the equity percentages of the portfolio companies. The symbol "<1%" indicates that the Company holds equity interest of less than one percent.

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

(f) Income Tax Information - As of December 31, 2002, the aggregate cost of investment securities approximated $6.225 million. Net unrealized depreciation aggregated approximately $149,000, of which $610,000 related to appreciated investment securities and $759,000 related to depreciated investment securities.

(g) Rand Capital SBIC, L.P. investment

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
                       FIVE YEARS ENDED DECEMBER 31, 2002

     Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                     2002         2001          2000         1999         1998
                                  ----------   -----------   ----------   ----------   ----------
INCOME FROM INVESTMENT
  OPERATIONS (1):
  Investment income.............  $     0.05   $      0.02   $     0.04   $     0.06   $     0.10
  Expenses......................        0.15          0.14         0.11         0.13         0.13
                                  ----------   -----------   ----------   ----------   ----------
  Investment (loss) before
     income taxes...............       (0.10)        (0.12)       (0.07)       (0.07)       (0.03)
  Income tax expense
     (benefit)..................        0.03          0.15        (0.05)           -        (0.02)
                                  ----------   -----------   ----------   ----------   ----------
  Net investment (loss).........       (0.13)        (0.27)       (0.02)       (0.07)       (0.01)
  Net realized and unrealized
     gain (loss) on
     investments................        0.05          0.55         0.14        (0.04)       (0.01)
  Net proceeds from private
     stock offering.............        0.00          0.01         0.01         0.00         0.00
                                  ----------   -----------   ----------   ----------   ----------
  (Decrease) increase in net
     asset value................       (0.08)         0.29         0.13        (0.11)       (0.02)
Net asset value, beginning of
  year..........................        1.75          1.46         1.33         1.44         1.46
                                  ----------   -----------   ----------   ----------   ----------
Net asset value, end of year....  $     1.67   $      1.75   $     1.46   $     1.33   $     1.44
                                  ==========   ===========   ==========   ==========   ==========
Per share market value, end of
  year..........................  $     1.03   $      1.27   $     2.19   $     1.72   $     0.78
                                  ==========   ===========   ==========   ==========   ==========
Total return based on market
  value.........................       (18.9)%       (42.0)%       27.3%       120.1%       (16.7)%
Total return based on net asset
  value.........................        (4.6)%        19.9%        10.3%        (7.7)%       (1.2)%
SUPPLEMENTAL DATA:
  Ratio of expenses before
     income taxes to average net
     assets.....................        8.73%         8.95%        7.92%        9.33%        9.15%
  Ratio of expenses including
     income taxes to average net
     assets.....................       10.16%        18.55%        4.37%        9.47%        7.83%
  Ratio of net investment (loss)
     to average net assets......       (7.51)%      (16.82)%      (1.37)%      (4.89)%      (0.68)%
  Portfolio turnover............        65.4%          6.3%        26.2%        15.0%        35.8%
  Net assets at end of year.....  $9,604,634   $10,058,284   $8,385,697   $7,604,743   $8,237,032
  Weighted average shares
     outstanding at end of
     year.......................   5,759,260     5,762,294    5,746,776    5,708,034    5,708,034

---------------

(1) Per share data are based on weighted average shares outstanding.

                See notes to consolidated financial statements.

                            RAND CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF THE BUSINESS - Effective August 16, 2001, Rand Capital Corporation ("Rand") made an election, following an authorized vote of its shareholders to become a Business Development Company, or "BDC". Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940.

     Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND". Rand was founded in 1969 and is headquartered in Buffalo, New York. Rand's investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

     During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management) was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital." On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the "Corporation". All intercompany accounts and transactions have been eliminated in consolidation. Prior to the formation of Rand SBIC and Rand Management, Rand Capital Corporation was a stand-alone entity.

     INVESTMENTS - Investments are stated at fair value as determined in good faith by the Board of Directors, as described in the Notes to Consolidated Schedule of Portfolio Investments. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

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

     ORGANIZATIONAL COSTS - During 2002 and 2001, the Corporation expensed $216,774 in legal and accounting related services in conjunction with the formation of its wholly owned subsidiary Rand SBIC and the creation of a business development company.

     NET ASSETS PER SHARE - Net assets per share are based on the number of shares of common stock outstanding.

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

2. INCOME TAXES

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered. The tax effect of the major temporary difference and carry forwards that give rise to the Corporation's net deferred tax (liabilities) assets at December 31, 2002 and 2001 are as follows:

                                                                2002       2001
                                                              --------   ---------
Operations..................................................  $(79,194)  $(113,019)
Investments.................................................    61,945    (362,896)
Net operating loss carryforwards............................         -     325,915
Capital loss carryforwards..................................   129,249           -
                                                              --------   ---------
Deferred tax assets (liabilities), net......................  $112,000   $(150,000)
                                                              ========   =========

     The net deferred tax assets (liabilities) are presented in the statements of financial position as follows:

                                                                2002       2001
                                                              --------   ---------
Deferred tax assets - current...............................  $254,511   $ 369,488
Deferred tax liabilities - current..........................   142,511     519,488
                                                              --------   ---------
Deferred tax assets (liabilities), net......................  $112,000   $(150,000)
                                                              ========   =========

     The components of income tax (benefit) expense reported in the statements of operations are follows:

                                                         2002        2001       2000
                                                       ---------   --------   --------
Current:
  Federal............................................  $ (34,243)  $ 34,000   $      -
  State..............................................     12,373     13,567     13,518
                                                       ---------   --------   --------
                                                         (21,870)    47,567     13,518
                                                       ---------   --------   --------
Deferred:
  Federal............................................   (193,098)   575,215    357,825
  State..............................................    (68,902)   235,575     53,265
                                                       ---------   --------   --------
                                                        (262,000)   810,790    411,090
                                                       ---------   --------   --------
Total................................................  $(283,870)  $858,357   $424,608
                                                       =========   ========   ========

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     A reconciliation of the expense for income taxes at the federal statutory rate to the expense reported is as follows:

                                                      2002         2001         2000
                                                    ---------   ----------   ----------
Net investment (loss) income and realized gain
  (loss) before income tax expense (benefit)......  $(711,816)  $2,499,069   $1,147,862
                                                    =========   ==========   ==========
Expected tax (benefit) at statutory rate..........  $(242,017)  $  850,706   $  390,273
State - net of federal effect.....................    (37,310)     164,434       44,070
Other.............................................     (4,543)     (12,083)      (9,735)
Valuation allowance...............................          -     (144,700)           -
                                                    ---------   ----------   ----------
Total.............................................  $(283,870)  $  858,357   $  424,608
                                                    =========   ==========   ==========

     Deferred income tax (benefit) expense of approximately ($62,000), $363,000 and $389,000 at December 31, 2002, 2001 and 2000, respectively, relate to net unrealized appreciation (depreciation) of investments. Such appreciation (depreciation) is not included in taxable income until realized.

     At December 31, 2002 and 2001, the Corporation had a federal net operating loss carry forward of approximately $379,000 and $679,000, respectively, which expire commencing in 2007. For state tax purposes the Corporation utilized its net operating loss carry forward in 2002. At December 31, 2001, the Corporation had a state net operating loss carryforward of $230,000.

     At December 31, 1999, the Corporation had established a valuation allowance against the deferred tax asset in the event that the tax asset may not be realized prior to its expiration. The entire valuation allowance was reversed and taken into the net increase in net assets from operations in 2001.

3. STOCKHOLDERS' EQUITY (NET ASSETS)

     At December 31, 2002 and 2001, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     On January 18, 2001, January 21, 2000 and October 2, 2000, the Corporation sold 15,000, 15,000 and 25,000 shares of common stock through a private stock offering at $2.125, $1.33 and $1.51 per share, respectively.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market through October 16, 2003. During the period July 15, 2002 through December 31, 2002 the Corporation purchased 24,400 shares for the treasury at a cost of $25,704.

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Summary of change in capital accounts:

                                               ACCUMULATED   UNDISTRIBUTED    NET UNREALIZED
                                                   NET        NET REALIZED     APPRECIATION
                                               INVESTMENT    GAIN (LOSS) ON   (DEPRECIATION)
                                                  LOSS        INVESTMENTS     ON INVESTMENTS
                                               -----------   --------------   --------------
Balance, January 1, 2000.....................  $(1,955,808)    $2,696,531       $(596,163)
Net (decrease) increase in net assets from
  operations.................................     (109,864)      (296,298)      1,129,416
                                               -----------     ----------       ---------
Balance, December 31, 2000...................   (2,065,672)     2,400,233         533,253
Net (decrease) increase in net assets from
  operations.................................   (1,551,001)     3,286,078         (94,365)
                                               -----------     ----------       ---------
Balance, December 31, 2001...................   (3,616,673)     5,686,311         438,888
Net (decrease) increase in net assets from
  operations.................................     (738,046)       888,399        (578,299)
                                               -----------     ----------       ---------
Balance, December 31, 2002...................  $(4,354,719)    $6,574,710       $(139,411)
                                               ===========     ==========       =========

                                                         COMMON STOCK        CAPITAL IN
                                                     --------------------   EXCESS OF PAR
                                                      SHARES      AMOUNT        VALUE
                                                     ---------   --------   -------------
Balance, January 1, 2000...........................  5,708,034   $570,804    $6,889,379
Common stock issued................................     40,000      4,000        53,700
                                                     ---------   --------    ----------
Balance, December 31, 2000.........................  5,748,034    574,804     6,943,079
Common stock issued................................     15,000      1,500        30,375
                                                     ---------   --------    ----------
Balance, December 31, 2001.........................  5,763,034    576,304     6,973,454
Common Stock issued................................          -          -             -
                                                     ---------   --------    ----------
Balance, December 31, 2002.........................  5,763,034   $576,304    $6,973,454
                                                     =========   ========    ==========

4. STOCK OPTION PLANS

     In July 2001, the shareholders of the Corporation authorized the establishment of two stock option plans - the Employee Plan, and the Non-Employee Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively to be awarded to eligible employees and non-officer directors. As of December 31, 2002, no stock options have been awarded from either plan. As of December 31, 2002 both stock option plans have been placed on inactive status.

5. COMMITMENTS AND CONTINGENCIES

     The Corporation has an agreement, which includes health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued deferred compensation under this agreement at December 31, 2002 and 2001 was $21,952 and $25,874, respectively.

6. EMPLOYEE BENEFIT PLANS

     The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contribution. Pension plan expense was $18,079, $18,041, and $15,822 in 2002, 2001 and 2000, respectively.

     In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the "1940 Act"). In accordance with provisions of the

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1940 Act, for as long as the Profit Sharing Plan is in effect, no stock options may be issued under the Employee Plan or the Non-Employee Director Plan.

7. PROMISSORY NOTES RECEIVABLE

     In January 2001, the Corporation received promissory notes from certain principals of its former portfolio companies. Principal payments commenced in January 2001. Interest, at the rate of 12%, will accrue during the term of the promissory notes and may be waived by the Corporation if the payers meet certain of the promissory note's provisions. Principal installments due subsequent to December 31, 2002 are as follows: 2003 - $32,750, 2004 - $31,400, and
2005 - $49,320.

8. QUARTERLY OPERATIONS AND EARNINGS DATA - UNAUDITED

                                                       4TH        3RD        2ND        1ST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     -------   ---------   -------   ---------
2002
Investment income..................................  $79,912   $  57,321   $57,321   $  66,676
Net increase (decrease) in net assets from
  operations.......................................   13,276    (422,157)  (66,425)     47,360
Basic and diluted net increase (decrease) in net
  assets from operations per share.................     0.00       (0.07)    (0.01)       0.00
2001
Investment income..................................  $55,552   $  27,578   $31,212   $  45,137
Net increase (decrease) in net assets from
  operations.......................................  968,394     130,319   936,031    (394,032)
Basic and diluted net increase (decrease) in net
  assets from operations per share.................     0.17        0.02      0.16       (0.07)

                            RAND CAPITAL CORPORATION
      CONSOLIDATED CHANGES IN INVESTMENTS AT COST AND REALIZED GAIN (LOSS)

                          YEAR ENDED DECEMBER 31, 2002

                                                                 COST
                                                               INCREASE     REALIZED
                                                              (DECREASE)   GAIN (LOSS)
                                                              ----------   -----------
NEW AND ADDITIONS TO PREVIOUS INVESTMENTS
  Kionix, Inc. .............................................  $  750,000
  RAMSCO....................................................     600,000
  Somerset Gas Transmission.................................     900,000
  Synacor, Inc. ............................................     350,000
  Ultra-Scan Corporation....................................     200,000
  WineIsIt.com Inc. ........................................     500,000
                                                              ----------
                                                               3,300,000
                                                              ----------
INVESTMENTS SOLD/LIQUIDATED
ADIC........................................................    (148,331)   $938,399
MemberWare Technologies, Inc. ..............................     (50,000)    (50,000)
                                                              ----------    --------
                                                                (198,331)    888,399
                                                              ----------    --------
OTHER CHANGES
Debenture repayments, distributions and other...............     (33,233)          -
                                                              ----------    --------
NET CHANGE IN INVESTMENTS AT COST AND REALIZED GAIN
  (LOSS)....................................................  $3,068,436    $888,399
                                                              ==========    ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Rand Capital Corporation
Buffalo, New York

     We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and subsidiary (the "Corporation") as of December 31, 2002 and 2001, including the consolidated schedule of portfolio investments as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2002, and the selected per share data and ratios for each of the five years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2002, and 2001. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2002 and 2001, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2002, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

     As explained in Note 1, the financial statements include securities valued at $6,012,442 (63% of net assets) and $3,034,075 (30% of net assets), as of December 31, 2002 and 2001, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable fair values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of fair value of such securities and have inspected underlying documentation. In our opinion, those procedures are reasonable, and the documentation is appropriate to determine the securities' estimated fair values. The estimated valuations, however, are not necessarily indicative of the amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of changes in investments at cost and realized gain (loss) for the year ended December 31, 2002 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This supplemental schedule is the responsibility of the Corporation's management. Such schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

/s/ Deloitte & Touche LLP

Buffalo, New York
January 13, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" provided in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 2003, to be filed under Regulation 14A (the "2003 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the information provided in the 2003 Proxy Statement under the heading "COMMITTEES AND MEETING DATA," "COMPENSATION" and "DIRECTOR COMPENSATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the information provided in the 2003 Proxy Statement under the heading "BENEFICIAL OWNERSHIP OF SHARES."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, concluded that as of the Evaluation Date the Corporation's disclosure controls and procedures were effective to ensure that material information relating to the Corporation was being made known to them by others within the Corporation, particularly including during the period when this annual report was being prepared.

     (b) Changes in internal controls. There were no significant changes in the Corporation's internal controls or, to the knowledge of the Corporation's chief executive officer and chief financial officer, in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Corporation may find it necessary to make immediate disclosure, via their internet website: www.randcapital.com regarding code of ethics disclosure which may have otherwise been reported on SEC Form 8-K.

          (a) The following documents are filed as part of this report and included in Item 8:

             (1) CONSOLIDATED FINANCIAL STATEMENTS

              Statements of Financial Position as of December 31, 2002 and 2001

              Statements of Operations for the three years in the period ended
               December 31, 2002

              Statements of Cash Flows for the three years in the period ended
               December 31, 2002

              Statements of changes in Net Assets for the three years in the period ended December 31, 2002

              Schedule of Portfolio Investments as of December 31, 2002

              Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2002

              Notes to Consolidated Financial Statements

              Supplemental Schedule of Consolidated Changes in Investments at
               Cost and Realized Gain (Loss) for the year ended December 31,
               2002

              Independent Auditors' Report

             (2) FINANCIAL STATEMENT SCHEDULES

              There were no schedules required to be filed as part of this report

          (b) Reports on Form 8-K

              No Form 8-K reports were filed during the year ended December 31,
               2002.

          (c) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

          (3)(i)   Certificate of Incorporation of the Corporation,
                   incorporated by reference to Exhibit (a)(1) of Form N-2
                   filed with the Securities Exchange Commission on April 22,
                   1997.
          (3)(ii)  By-laws of the Corporation incorporated by reference to
                   Exhibit (b) of Form N-2 filed with the Securities Exchange
                   Commission on April 22, 1997.
            (4)    Specimen certificate of common stock certificate,
                   incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
          (10.1)   Employee Stock Option Plan - incorporated by reference
                   Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
          (10.2)   Director Stock Option Plan - incorporated by reference
                   Appendix C to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
          (10.3)   Agreement of Limited Partnership for Rand Capital SBIC,
                   L.P. - incorporated by reference to Exhibit 10.3 to the
                   Corporation's Form 10-K filed for the year ended December
                   31, 2001.
          (10.4)   Certificate of Formation of Rand Capital SBIC,
                   L.P. - incorporated by reference to Exhibit 10.3 to the
                   Corporation's Form 10-K filed for the year ended December
                   31, 2001.
          (10.5)   Limited Liability Corporation Agreement of Rand Capital
                   Management, LLC - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed for the year ended
                   December 31, 2001.
          (10.6)   Certificate of Formation of Rand Capital Management,
                   LLC - incorporated by reference to Exhibit 10.3 to the
                   Corporation's Form 10-K filed for the year ended December
                   31, 2001.
          (10.7)   Computation of Per Share Earnings is set forth under Item 8 of this report.
          (10.8)   Profit Sharing Plan - filed herewith *
           (21)    Subsidiaries of the Corporation - filed on the Corporation's
                   Form 10-K filed December 31, 2001.
          (99.1)   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002 - Rand Capital Corporation - filed herewith.
          (99.2)   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002 - Rand Capital SBIC, L.P. - filed herewith.

* Management contract or compensatory plan.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: March 28, 2003                      RAND CAPITAL CORPORATION

                                          By: /s/ ALLEN F. GRUM
                                            ------------------------------------
                                            Allen F. Grum, President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION IN THE CAPACITIES AND ON THE DATE INDICATED.

                   SIGNATURE                                     TITLE
                   ---------                                     -----
(i) PRINCIPAL EXECUTIVE OFFICER:

/s/ ALLEN F. GRUM                                              President                March 28, 2003
------------------------------------------------
Allen F. Grum

(ii)  PRINCIPAL ACCOUNTING & FINANCIAL OFFICER:

/s/ DANIEL P. PENBERTHY                                        Treasurer                March 28, 2003
------------------------------------------------
Daniel P. Penberthy

(iii) DIRECTORS:

/s/ ALLEN F. GRUM                                               Director                March 28, 2003
------------------------------------------------
Allen F. Grum

/s/ LUIZ F. KAHL                                                Director                March 28, 2003
------------------------------------------------
Luiz F. Kahl

/s/ ERLAND E. KAILBOURNE                                        Director                March 28, 2003
------------------------------------------------
Erland E. Kailbourne

/s/ ROSS B. KENZIE                                              Director                March 28, 2003
------------------------------------------------
Ross B. Kenzie

/s/ WILLIS S. MCLEESE                                           Director                March 28, 2003
------------------------------------------------
Willis S. McLeese

/s/ REGINALD B. NEWMAN II                                       Director                March 28, 2003
------------------------------------------------
Reginald B. Newman II

/s/ JAYNE K. RAND                                               Director                March 28, 2003
------------------------------------------------
Jayne K. Rand

     I, Allen F. Grum, certify that:

     1. I have reviewed this annual report on Form 10-K of Rand Capital Corporation and Rand Capital SBIC, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

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

     I, Daniel P. Penberthy, certify that:

     1. I have reviewed this annual report on Form 10-K of Rand Capital Corporation and Rand Capital SBIC, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

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