Form 10-Q
period 2003-03-31
RAND CAPITAL CORP
filed 2003-05-15
CIK 81955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarter ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _______

COMMISSION FILE NUMBER: 811-1825



                            RAND CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                    NEW YORK                                   16-0961359
 (State or Other Jurisdiction of Incorporation               (IRS Employer
                Or organization)                           Identification No.)

         2200 RAND BUILDING, BUFFALO, NY                          14203
    (Address of Principal executive offices)                   (Zip Code)

                                 (716) 853-0802
                (Registrant's Telephone No. Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes: X   No
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)
Yes:        No  X
     ----      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2003): 5,723,034

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

               Condensed Consolidated Statements of Financial Position as of March 31, 2003 and December 31, 2002

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

               Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2003 and 2002

               Consolidated Schedule of Portfolio Investments as of March 31,
               2003

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

         ITEM 5. Other Information

         ITEM 6. Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                               MARCH 31,         DECEMBER 31,
                                                                                  2003               2002
-------------------------------------------------------------------------------------------------------------
ASSETS
Investments at fair value (identified cost:
     at 3/31/2003 - $6,575,453, at 12/31/2002 - $6,225,453)                   $ 6,398,077         $ 6,076,187
Cash and cash equivalents                                                       2,501,419           3,092,189
Interest receivable (net of allowance of $13,167
     at 3/31/2003 and 12/31/2002)                                                 353,267             275,672
Deferred tax asset                                                                162,000             112,000
Promissory notes receivable                                                       103,250             113,470
Income taxes receivable                                                             2,109                   -
Other assets                                                                       56,713              16,155
                                                                              -----------         -----------
TOTAL ASSETS                                                                  $ 9,576,835         $ 9,685,673
                                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses                                         $    35,453         $    42,384
Income taxes payable                                                                    -               1,989
Deferred revenue                                                                   38,408              36,666

              Total liabilities                                                    73,861              81,039
                                                                              -----------         -----------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
     shares issued 5,763,034                                                      576,304             576,304
Capital in excess of par value                                                  6,973,454           6,973,454
Accumulated net investment (loss)                                              (4,464,623)         (4,354,719)
Undistributed net realized gain on investments                                  6,613,044           6,574,710
Net unrealized (depreciation) on investments                                     (155,855)           (139,411)
Treasury stock at cost, 37,000 and 24,400 shares at 3/31/2003
        and 12/31/2002                                                            (39,350)            (25,704)
                                                                              -----------         -----------

              Net assets (per share 3/31/2003-$1.66, 12/31/2002-$1.67)          9,502,974           9,604,634
                                                                              -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 9,576,835         $ 9,685,673
                                                                              ===========         ===========

See notes to the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                             THREE MONTHS        THREE MONTHS
                                                                 ENDED              ENDED
                                                            MARCH 31, 2003      MARCH 31, 2002
----------------------------------------------------------------------------------------------
INVESTMENT INCOME
     Interest from portfolio companies                        $   101,909         $    30,456
     Interest from other investments                                7,845              30,680
     Other investment income                                        2,259               5,540
                                                              -----------         -----------
                                                                  112,013              66,676
                                                              -----------         -----------

EXPENSES
     Salaries                                                     116,415             112,469
     Employee benefits                                             25,349              33,264
     Directors' fees                                                5,500               6,750
     Professional fees                                             20,786              12,940
     Stockholders and office operating                             25,479              31,154
     Insurance                                                     10,800              11,250
     Corporate development                                          9,307               7,731
     Other operating                                                4,287               4,686
                                                              -----------         -----------
                                                                  217,923             220,244

     Organizational costs                                               -              67,594
                                                              -----------         -----------
      Total expenses                                              217,923             287,838
                                                              -----------         -----------

INVESTMENT (LOSS) BEFORE INCOME TAXES                            (105,910)           (221,162)
     Income tax provision                                           3,994              53,197
     Deferred income tax (benefit) expense                        (38,334)            254,376
                                                              -----------         -----------

NET INVESTMENT (LOSS)                                             (71,570)           (528,735)
                                                              -----------         -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS
     Net gain on sales and dispositions                                 -             947,889
                                                              -----------         -----------

UNREALIZED (DEPRECIATION) APPRECIATION ON INVESTMENTS
     Beginning of period                                         (149,266)            853,874
     End of period                                               (177,376)            205,704
                                                              -----------         -----------
     Change in unrealized (depreciation)
            appreciation before income taxes                      (28,110)           (648,170)
     Deferred income tax (benefit)                                (11,666)           (276,376)
                                                              -----------         -----------

NET DECREASE IN UNREALIZED DEPRECIATION                           (16,444)           (371,794)
                                                              -----------         -----------

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS            (16,444)            576,095
                                                              -----------         -----------

NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS         $   (88,014)        $    47,360
                                                              ===========         ===========
Weighted average shares outstanding                             5,729,901           5,763,034

Basic and diluted net (decrease) increase in
     net assets from operations per share                     $     (0.02)        $      0.00

See notes to the condensed consolidated financial statements.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                    THREE MONTHS       THREE MONTHS
                                                                        ENDED              ENDED
                                                                   MARCH 31, 2003     MARCH 31, 2002
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets from operations               $   (88,014)        $    47,360
                                                                    -----------         -----------

Adjustments to reconcile net increase (decrease) in net
assets to net cash used in operating activities:
     Depreciation and amortization                                        1,500               3,900
     Change in unrealized appreciation
         of investments                                                  28,110             648,170
     Change in deferred taxes                                           (50,000)            (22,000)
     Increase in deferred revenue                                         1,742                   -
     Net realized gain on portfolio investments
                                                                              -            (947,889)
Changes in operating assets and liabilities:
     (Increase) in interest receivable                                  (77,595)            (27,456)
     (Increase) in other assets                                         (44,167)            (29,282)
     (Decrease) increase in accounts payable and other
        accrued liabilities                                              (8,920)                185
                                                                    -----------         -----------

         Total adjustments                                             (149,330)           (374,372)
                                                                    -----------         -----------

         Net cash used in operating activities                         (237,344)           (327,012)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of portfolio investments                              -           1,086,730
     Proceeds from loan repayments                                       10,220              11,075
     New portfolio investments                                         (350,000)                  -
                                                                    -----------         -----------

         Net cash (used in) provided by investing activities           (339,780)          1,097,805

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury shares                                        (13,646)                  -
                                                                    -----------         -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                  (590,770)            770,793

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                              3,092,189           5,941,517
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                  $ 2,501,419         $ 6,712,310
                                                                    ===========         ===========

See notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS FOR THE FOR THE THREE-MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                   THREE-MONTHS        THREE-MONTHS
                                                                       ENDED               ENDED
                                                                  MARCH 31, 2003      MARCH 31, 2002
----------------------------------------------------------------------------------------------------
Net assets at beginning of period                                 $  9,604,634         $ 10,058,284
                                                                  ------------         ------------

Net investment (loss)                                                  (71,570)            (528,735)

Net realized gain on investments                                             -              947,889

Net decrease in unrealized depreciation on investments                 (16,444)            (371,794)
                                                                  ------------         ------------

     Net (decrease) increase in net assets from operations             (88,014)              47,360
                                                                  ------------         ------------

Purchase of treasury shares                                            (13,646)                   -
                                                                  ------------         ------------

Net assets at end of period                                       $  9,502,974         $ 10,105,644
                                                                  ============         ============

See notes the condensed consolidated financial statements.

        Schedule of Portfolio Investments at March 31, 2003 (unaudited)

                                                          (e)                             (a)         (b)                    (c)
                                                                                         DATE
COMPANY AND BUSINESS                               TYPE OF INVESTMENT                  ACQUIRED      EQUITY      COST       VALUE
-----------------------------------------------------------------------------------------------------------------------------------
CONTRACT STAFFING                               Series A 8% Cumulative                  11/8/99        10%      $100,000  $100,000
Buffalo, NY. PEO providing human resource       preferred stock - 10,000 shares
administration for small businesses.
www.contract-staffing.com

DATAVIEW, LLC                                   5% Membership interest                  10/1/98         5%      310,357    155,179
Mt. Kisco, NY. Designs, develops and markets
browser based software for investment
professionals.
www.marketgauge.com

G-TEC NATURAL GAS SYSTEMS                       41.67% Class A Membership               8/31/99        42%      300,000    300,000
Buffalo, NY. Manufactures and distributes       interest. 8% cumulative dividend
systems that allow natural gas to be used
as an alternative fuel to gases.
www.gas-tec.com

INRAD, INC. (OTC: INRD.OB) *                    Series B Preferred Stock -              10/31/00        2%      115,000    102,700
Northvale, NJ.  Develops and manufactures       100 shares. 10% dividend.
products for laser photonics industry.          Common stock - 6,000 shares
www.inrad.com

+KIONIX, INC.                                   Series A Preferred Stock,               5/17/02       2.2%      750,000    750,000
Ithaca, NY.  Develops innovative MEMS           882,352 shares.
based technology applications.
www.kionix.com

MINRAD, INC.                                    608,193 Common shares.                  8/4/97          5%      919,422    508,500
Buffalo, NY. Developer of laser guided medical  56,020 Preferred Series A shares.
devices.   www.minrad.com                       13,767 Preferred Series B
                                                Stock Option - 10,000 shares
                                                common

+RAMSCO (d)                                     Promissory Note $750,000 at             11/19/02      6.5%      750,000    750,000
Albany, NY. Distributor of water, sanitary      13% due November 18, 2007.
and storm sewer materials to the contractor,    Warrant to purchase common shares.
highway and municipal construction markets.
www.ramsco.com
                                                                                                   less than
SOMERSET GAS TRANSMISSION COMPANY, LLC          Convertible Promissory Note             7/10/02         1%      900,000  1,083,333
Buffalo, NY.  Natural gas transportation        $900,000 at 10%. Due on demand
company.                                        after January 15, 2003
                                                .89 Membership Units

+SYNACOR, INC.                                  Convertible Promissory Note             11/18/02      4.6%      350,000    350,000
Buffalo, NY.  Develops provisioning platforms   $350,000 at 10%. due
for aggregation and delivery of content         November 18, 2007.  Warrant
for broadband access providers.                 149,573 common shares.
www.synacor.com

ULTRA - SCAN CORPORATION                        504,596 Common shares,                  12/11/92        4%      709,353  1,042,247
Amherst, NY.  Biometrics application            142,276  warrants for Common
developer of ultrasonic fingerprint             shares.  $200,000 Promissory
technology.                                     Note at 22%. Due on demand
www.ultra-scan.com                              after May 31, 2003.

                                                                                                   less than
USTEC, INC. (d)                                 $100,000 Promissory Note at             12/17/98        1%      300,500    325,000
Victor, NY.  Markets digital wiring systems     5% due February 1, 2006
for new home construction.                      50,000 Common Shares.
www.ustecnet.com                                139,395 Warrants for Common Shares
                                                + $200,000 Senior Subordinated
                                                  Convertible Debenture at 6% due
                                                  February 2, 2008.

                                                                                                   less than
VANGUARD MODULAR BUILDING SYSTEMS               Preferred Units - 2,673 Units           12/16/99        1%      270,000    270,000
Philadelphia, PA. Leases and sells high-end     with warrants, 14% interest rate.
modular space solutions.
www.vanguardmodular.com

+WINEISIT.COM, CORP.                            Senior Subordinated Promissory          12/18/02        2%      500,000    500,000
Amherst, NY.  Marketing company specializing    Note $500,000 at 10%. due
in customer loyalty programs supporting         December 17, 2009.  Warrant
the wine and spirit industry.                   to purchase 100,000 shares
www.wineisit.com                                common stock.

Other Investments                               Other                                   Various         -       300,821    161,118
                                                                                                                -------    -------

                                                Total portfolio investments                                  $6,575,453 $6,398,077
                                                                                                             ========== ==========

NOTES TO SCHEDULE OF PORTFOLIO INVESTMENTS

(a) The date acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(b) The equity percentages estimate the Corporation's ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures; or other available data. The symbol "less than 1%" indicates that the Corporation holds equity interest of less than one percent.

(c) Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-owned companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(d) These investments are income producing. All other investments are non-income producing.

(e) Approximately 99% of the portfolio represents investments in private businesses. Therefore the securities are restricted and are subject to one or more restrictions on resale and are not freely marketable.

 *  Publicly-owned Company

+ Rand Capital SBIC, L.P. Investment, all other investments are held by the Parent, Rand Capital Corporation.

See notes to condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

  These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Information contained in this filing should also be reviewed in conjunction with Rand Capital Corporation's related filings with the Securities and Exchange Commission ("SEC") during the period of time covered by this filing. These filings include, but are not limited to the following:

         N-30-B2/ARS    Quarterly & Annual Reports to Shareholders
         N-54A          Election to Adopt Business Development Company status
         DEF-14A        Definitive Proxy Statement submitted to shareholders
         Form 10-K      Annual Report on Form 10-K for the year ended
                        December 31, 2002
         Form 10-Q      Quarterly Report on Form 10-Q for the quarters ended
                        March 31, 2002, June 30, 2002, and September 30, 2002
         Form N-23C-1   Reports by closed-end investment companies of purchase
                        of their own securities

2.       THE ENTITY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of Rand Capital Corporation ("Rand"), and Rand Capital SBIC, L.P. ("Rand SBIC") and Rand Management LLC (Rand Management) (collectively, the "Corporation"). All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the formation of Rand SBIC and Rand Management, Rand Capital Corporation was a stand-alone entity.

NATURE OF THE BUSINESS - Effective August 16, 2001, Rand made an election, following a vote of the shareholders authorizing Rand to become a Business Development Company, or "BDC." Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND." Rand was founded in 1969 and is headquartered in Buffalo, New York. Its investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in Upstate New York.

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand SBIC for the purpose of operating it as a small business investment company. On January 25, 2002, Rand transferred $5 million in cash to this subsidiary to serve as "regulatory capital." On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval will allow Rand SBIC to obtain loans up to two times its initial $5,000,000 of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies.

INVESTMENTS - Investments are stated at fair value as determined in good faith by the Corporation's management and both reviewed and approved on a quarterly basis by the Board of Directors. In accordance with its valuation policy, the Board of Directors has determined certain investment valuations in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

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

INCOME TAXES - The Corporation has not elected pass-through tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code for Income tax purposes. Therefore, the Corporation is taxed as a corporation under regulation C.

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets as of March 31, 2003 and December 31, 2002 are as follows:

                                          March 31, 2003   December 31, 2002
                                          --------------   -----------------

      Operations                            $ (65,316)        $ (79,194)
      Investments                              73,611
                                                                 61,945
      Net operating loss carry-forwards       153,705                 -
      Capital loss carryforwards                    -           129,249
                                            ---------         ---------
      Deferred tax assets, net              $ 162,000         $ 112,000
                                            =========         =========

As of March 31, 2003, the Corporation had a federal net operating loss carryforward of approximately $455,000 which expires commencing in 2019.

The deferred tax asset at March 31, 2003 was $162,000 and represented a $50,000 increase in this account from December 31, 2002

The Corporation's tax preparer has prepared and filed its Federal and New York State tax returns for the Year ended December 31, 2002.

The Corporation is also required to file multi-state tax and information returns due to the operations of one its portfolio holdings, Vanguard Modular Building Systems (Vanguard) which is a limited liability corporation (LLC). Rand has requested filing extensions for the 2002 year and has paid the required state filing fees, totaling less than $2,700. The Vanguard related multi-state filings for 2001 and 2000 have not yet been filed by the Corporation's tax preparer, pending further research into Vanguard operational structure, and are expected to be completed within six months.

STOCKHOLDERS EQUITY (NET ASSETS)

At March 31, 2003 and December 31, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. This buy-back was extended through October 16, 2003 by the Board of Directors. During the three months ended March 31, 2003, 12,600 shares were repurchased for the treasury. During the period April 1, 2003 through May 5, 2003, 3,000 shares were repurchased on the open market.

STOCK OPTION PLANS

In July 2001, the shareholders of the Corporation authorized the establishment of two stock option plans - the Employee Plan and the Non-Employee Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. The Employee Plan became effective in 2001, and the Director Plan will not take effect, if at all, until a SEC exemption is obtained from restrictions under the Investment Company Act of 1940. In 2002 the Corporation elected to place both the Employee plan and the Non-Employee Director Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in conjunction with the establishment of its SBIC subsidiary. As of March 31, 2003, no stock options have been awarded from either plan.

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

OVERVIEW

         Rand Capital Corporation ("Rand") was incorporated under the law of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under
Section 8(b) of the Investment Company Act of 1940 (the "1940 Act"). On August 16, 2001, Rand filed an election to be treated as a business development company ("BDC") under the 1940 Act, which became effective on the date of filing. On January 16, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the "Corporation").


FORMATION OF SBIC SUBSIDIARY

         On January 16, 2002, Rand formed two wholly-owned subsidiaries, Rand SBIC and Rand Management. On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies. As of March 31, 2003 Rand Capital SBIC, LLC had not drawn any leverage from the SBA.

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

         - Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis and;

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

FINANCIAL CONDITION

         The Corporation's total assets decreased by ($108,838) or (1%) to $9,576,835 and its net assets decreased by ($101,660) or (1%) to $9,502,974 at
March 31, 2003, versus $9,685,673 and $9,604,634 at December 31, 2002, respectively. The decrease in net assets can be attributed to operating losses and the repurchase of treasury shares during the three months ended March 31, 2003.

         The Corporation's financial condition is dependent on the success of its holdings. The Corporation has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the periods indicated.


                                                  MARCH 31, 2003     DECEMBER 31, 2002
--------------------------------------------------------------------------------------
Investments at cost                                $ 6,575,453         $ 6,225,453
Unrealized (depreciation) appreciation, net           (177,376)           (149,266)
                                                   -----------         -----------
Investments at fair value                          $ 6,398,077         $ 6,076,187
                                                   ===========         ===========

         The increase in investments is due to the effect of Rand SBIC's first quarter investments in UStec, Inc. (UStec) of $200,000 and an additional investment in Rexford Albany Municipal Supply Company Inc. (RAMSCO) of $150,000. The Corporation's total investment in Ramsco is now $750,000.

         The decrease in unrealized (depreciation) of the investments is primarily attributable to the devaluation of the UStec common shares. The Corporation made an its original investment in UStec in December 1998 and subsequently exercised warrants for 50,000 common shares, (valued by the Corporation at $50,000). During the first quarter of 2003 UStec received a new round of financing from an unrelated SBIC lead investor. Accordingly, Rand has reduced the valuation of its common shares to $25,000 as per the Corporation's valuation policy.

         The Corporation's total investments at fair value approximated 67% of net assets at March 31, 2003 and 63% of net assets at December 31, 2002.

RESULTS OF OPERATIONS

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

         Total investment income for the three months ended March 31, 2003 and 2002 was $112,013 and $66,676 respectively, of which $101,909 (91%) and $30,456
(46%) consisted of interest from portfolio companies during the quarter. This income includes investments that have interest accruals and often do not pay a current yield. The portfolio interest income includes approximately $30,000 in interest from the Somerset Gas Transmission Company, LLC (Somerset). The note was due on January 15, 2003. The Corporation is working closely with Somerset as it continues its fundraising efforts and the debenture is yielding a current interest rate of 14%. The Corporation holds a senior interest in the assets of Somerset.

         The remaining investment income is comprised of interest on idle cash balances and other temporary short-term investments. The interest income for the three months ending March

31, 2003 was $7,845 versus $30,680 for the same period in 2002. This interest income is lower for the three months ended March 31, 2003 due to a lower idle cash balances.

         Operating expenses for the three months ended March 31, 2003 and 2002 were $217,923 and $287,838, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The operating expenses for the three month period ending March 31, 2002 included $67,594 of organizational costs (consulting and advisory fees) incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program.

         Net investment (losses) from operations for the three month period ended March 31, 2003 and 2002 were ($71,570) and ($528,735), respectively. The investment income in the first quarter 2003 is higher due the portfolio interest income associated with the Somerset transaction. The net investment loss for the three months ended March 31, 2003 was lower than the same period in 2002 due to: organizational cost of $67,594 in 2002, Income tax provision of $3,994 in 2003 versus $53,197 in 2002, and a deferred income tax (benefit) of ($38,334) in 2003 versus an expense of $254,376 for the three months ended March 31, 2002.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

         During the three months ended March 31, 2003 the Corporation did not have any realized gains or losses. During the three months ended March 31, 2002 the Corporation realized net gains of $947,889 on the sale of 61,051 shares of its ADIC holdings.

NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS:

         The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net (decrease) increase in net assets from operations" on its consolidated statements of operations. For the three month period ending March 31, 2003, the net (decrease) in net assets from operations was ($88,014) as compared to a net increase in net assets from operations of $47,360 for the same period in 2002. The decrease in net assets from operations was primarily attributable to the net investment loss of ($71,570) and the unrealized depreciation on investments of ($28,110). The largest components of the unrealized depreciation were the following: UStec ($25,000) and American Tactile ($5,000). The net increase in net assets from operations for the period ended March 31, 2002 was due primarily to the $938,399 net gain from the sale of 61,051 shares of Advanced Digital Information Corporation ("ADIC") stock in January 2002 with a cost basis of $148,331.

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

         At March 31, 2003, 26% of the Corporation's net assets are held in cash and cash equivalents, which compares to 32% at December 31, 2002.

         As of March 31, 2003 and December 31, 2002, the Corporation's total liquidity, consisting of cash and cash equivalents, was $2,501,419 and $3,092,189, respectively. Included in the March 31, 2003 cash balance was $1,987,645 of Rand SBIC, L.P. cash. Management believes that these cash and cash equivalents will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months; however, an increase in the size or quantity of new investment opportunities during this time may require the corporation to draw down leverage from the SBA in order to fund such investments.

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

INVESTMENT IN SMALL, PRIVATE COMPANIES

         There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, small companies with risky technologies that lack management depth and have not attained profitability or may have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

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

VALUATION OF PORTFOLIO INVESTMENTS

         There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the Corporation's established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as "Change in unrealized appreciation on investments."

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

         As of March 31, 2003, the Corporation did not have any off-balance sheet investments or hedging investments.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, concluded that as of the Evaluation Date the Corporation's disclosure controls and procedures were effective to ensure that material information relating to the Corporation was being made known to them by others within the Corporation, particularly including during the period when this quarterly report was being prepared.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                (a)    EXHIBITS
                       The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
                       (2)       N/A
                       (3)(i)    Certificate of Incorporation of the
                                 Corporation, incorporated by reference to
                                 Exhibit (a)(1) of Form N-2 filed with the
                                 Securities Exchange Commission on April 22,
                                 1997.
                       (3)(ii)   By-laws of the Corporation incorporated by
                                 reference to Exhibit (b) of Form N-2 filed
                                 with the Securities Exchange Commission on
                                 April 22, 1997.
                       (4)       Specimen certificate of common stock
                                 certificate, incorporated by reference to
                                 Exhibit (b) of Form N-2 filed with the
                                 Securities Exchange Commission on April 22,
                                 1997.
                       (10.1)    Employee Stock Option Plan - incorporated by
                                 reference to Appendix B to the Corporation's
                                 definitive Proxy Statement filed on June 1,
                                 2002.*
                       (10.2)    Director Stock Option Plan - incorporated by
                                 reference to Appendix C to the Corporation's
                                 definitive Proxy Statement filed on June 1,
                                 2002.*
                        10.3)    Agreement of Limited Partnership for Rand
                                 Capital SBIC, L.P. - incorporated by
                                 reference to Exhibit 10.3 to the
                                 Corporation's Form 10-K filed for the year
                                 ended December 31, 2001.
                       (10.4)    Certificate of Limited Partnership of Rand
                                 Capital SBIC, L.P. - incorporated by
                                 reference to Exhibit 10.4 to the
                                 Corporation's Form 10-K filed for the year
                                 ended December 31, 2001.
                       (10.5)    Limited Liability Corporation Agreement of
                                 Rand Capital Management, LLC - incorporated
                                 by reference to Exhibit 10.5 to the
                                 Corporation's Form 10-K Report filed for the
                                 year ended December 31, 2001.
                       (10.6)    Certificate of Formation of Rand Capital
                                 Management, LLC- incorporated by reference
                                 to Exhibit 10.6 to the Corporation's Form
                                 10-K Report filed for the year ended
                                 December 31, 2001.
                       (10.7)    N/A
                       (10.8)    Profit Sharing Plan - incorporated by
                                 reference to Exhibit 10.8 to the
                                 Corporation's Form 10-K Report filed for the year ended December 31, 2002.*
                       (15)      N/A
                       (18)      N/A
                       (19)      N/A
                       (20)      N/A
                       (21)      Subsidiaries of the Corporation -
                                 incorporated by reference to Exhibit 21 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
                       (22)      N/A
                       (23)      N/A
                       (24)      N/A
                       (99.1)    Certification Pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002 - Rand Capital
                                 Corporation - filed herewith
                       (99.2) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. - filed herewith
                        *Management contract or compensatory plan.
                (b)     REPORTS ON FORM 8-K
                        No Form 8-K reports were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: May 14, 2003
                                       RAND CAPITAL CORPORATION



                                         By: /s/ Allen F. Grum
                                            ---------------------------------
                                            Allen F. Grum, President



                                         By: /s/ Daniel P. Penberthy
                                            ---------------------------------
                                            Daniel P. Penberthy, Treasurer

                                       RAND CAPITAL SBIC, L.P.

                                       By:  RAND CAPITAL MANAGEMENT LLC
                                                General Partner
                                       By:  RAND CAPITAL CORPORATION
                                                Member


                                         By: /s/ Allen F. Grum
                                            ---------------------------------
                                            Allen F. Grum, President




                                         By: /s/ Daniel P. Penberthy
                                            ---------------------------------
                                            Daniel P. Penberthy, Treasurer

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

      4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: May 14, 2003

                                            /s/ Allen F. Grum
                                ---------------------------------------------
                                          Allen F. Grum, President
                                  (Chief Executive Officer of Rand Capital
                                    Corporation and equivalent of Chief
                                Executive Officer of Rand Capital SBIC, L.P.)

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

      4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated: May 14, 2003

                                            /s/ Daniel P. Penberthy
                                 ---------------------------------------------
                                       Daniel P. Penberthy, Treasurer
                                  (Chief Financial Officer of Rand Capital
                                      Corporation and equivalent of Chief
                                 Financial Officer of Rand Capital SBIC, L.P.)