Form 10-Q
period 2003-06-30
RAND CAPITAL CORP
filed 2003-08-13
CIK 81955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarter ended June 30, 2003

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

                                 (716) 853-0802
                (Registrant's Telephone No. Including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes:  X           No
     ---             ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)
Yes:              No  X
     ---             ---

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 4, 2003): 5,719,434

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Financial Position as of June 30, 2003 and December 31, 2002

          Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

          Condensed Consolidated Statements of Changes in Net Assets for the Three Months and Six Months Ended June 30, 2003 and 2002

          Consolidated Schedule of Portfolio Investments as of June 30, 2003

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

     ITEM 5. Other Information

     ITEM 6. Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2003              2002
-------------------------------------------------------------------------------------------------------
ASSETS
Investments at fair value (identified cost:
     at 6/30/2003 - $6,856,984, at 12/31/2002 - $6,225,453)               $6,705,629         $6,076,187
Cash and cash equivalents                                                  2,133,555          3,092,189
Interest receivable (net of allowance of $13,167
     at 6/30/2003 and 12/31/2002)                                            402,886            275,672
Deferred tax asset                                                           180,000            112,000
Promissory notes receivable                                                   93,940            113,470
Other assets                                                                  49,854             16,155
                                                                          ----------         ----------
TOTAL ASSETS                                                              $9,565,864         $9,685,673
                                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses                                        $27,439            $42,384
Income taxes payable                                                          37,462              1,989
Deferred revenue                                                              41,720             36,666
                                                                          ----------         ----------
              Total liabilities                                              106,621             81,039
                                                                          ----------         ----------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
     shares issued 5,763,034                                                 576,304            576,304
Capital in excess of par value                                             6,973,454          6,973,454
Accumulated net investment (loss)                                         (4,487,690)        (4,354,719)
Undistributed net realized gain on investments                             6,583,275          6,574,710
Net unrealized (depreciation) on investments                                (140,633)          (139,411)
Treasury stock at cost, 42,600 and 24,400 shares at 6/30/2003
     and 12/31/2002                                                          (45,467)           (25,704)
                                                                          ----------         ----------
         Net assets (per share 6/30/2003-$1.65, 12/31/2002-$1.67)          9,459,243          9,604,634
                                                                          ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $9,565,864         $9,685,673
                                                                          ==========         ==========

See notes to the condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                        THREE MONTHS    THREE MONTHS   SIX MONTHS     SIX MONTHS
                                                            ENDED           ENDED         ENDED          ENDED
                                                        JUNE 30, 2003  JUNE 30, 2002  JUNE 30, 2003  JUNE 30, 2002
                                                        -------------  -------------  -------------  -------------
INVESTMENT INCOME:
       Interest from portfolio                           $   101,054    $    29,050    $   202,963    $    59,506
       companies
       Interest from other investments                         6,329         28,271         14,174         58,951
       Other income                                            2,357              0          4,616          5,540
                                                         -----------    -----------    -----------    -----------
                                                             109,740         57,321        221,753        123,997
                                                         -----------    -----------    -----------    -----------
EXPENSES:
       Salaries                                               71,969         67,494        188,384        179,963
       Employee benefits                                      15,821         15,620         41,170         48,884
       Directors' fees                                        15,000          9,500         20,500         16,250
       Professional fees                                      42,316         26,263         63,102         39,203
       Shareholders and office                                28,603         30,177         54,082         61,331
       Insurance                                              10,800         11,250         21,600         22,500
       Corporate development                                   8,855         12,595         18,162         20,326
       Other operating expenses                                2,275          6,030          6,562         10,716
                                                         -----------    -----------    -----------    -----------
                                                             195,639        178,929        413,562        399,173
                                                         -----------    -----------    -----------    -----------
       Organizational costs                                     --           48,516           --          116,110
                                                         -----------    -----------    -----------    -----------
       Total expenses                                        195,639        227,445        413,562        515,283
                                                         -----------    -----------    -----------    -----------
INVESTMENT (LOSS) BEFORE INCOME TAXES                        (85,899)      (170,646)      (191,809)      (391,286)
       Income tax expense (benefit)                            4,301        (22,197)         8,295         31,000
       Deferred income tax (benefit) expense                 (28,799)       (42,732)       (67,133)       211,644
                                                         -----------    -----------    -----------    -----------
NET INVESTMENT (LOSS)                                        (61,401)      (105,195)      (132,971)      (633,930)
                                                         -----------    -----------    -----------    -----------

REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:
       Net gain (loss) on sales and dispositions               8,565         (9,490)         8,565        938,399
                                                         -----------    -----------    -----------    -----------
Unrealized appreciation (depreciation) on investments:
       Beginning of period                                  (177,376)       205,704       (149,266)       853,874
       End of period                                        (151,355)       288,696       (151,355)       288,696
                                                         -----------    -----------    -----------    -----------
       Change in unrealized appreciation                      26,021         82,992         (2,089)      (565,178)
       (depreciation) before income taxes

       Deferred income tax expense (benefit)                  10,799         34,732           (867)      (241,644)
                                                         -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN UNREALIZED
APPRECIATION                                                  15,222         48,260         (1,222)      (323,534)
                                                         -----------    -----------    -----------    -----------

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS
                                                              23,787         38,770          7,343        614,865
                                                         -----------    -----------    -----------    -----------

NET (DECREASE) IN NET ASSETS FROM OPERATIONS             $   (37,614)   $   (66,425)   $  (125,628)   $   (19,065)
                                                         ===========    ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                        5,722,737      5,763,034      5,726,284      5,763,034
BASIC AND DILUTED NET (DECREASE) IN NET ASSETS           $     (0.01)   $     (0.01)   $     (0.02)   $     (0.00)
FROM OPERATIONS PER SHARE

See notes to the condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                             SIX MONTHS    SIX MONTHS
                                                                                ENDED         ENDED
                                                                           JUNE 30, 2003  JUNE 30, 2002
                                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets from operations                                $  (125,628)   $   (19,065)
                                                                            -----------    -----------

Adjustments to reconcile net (decrease) in net assets
   to net cash used in operating activities:
     Depreciation and amortization                                                3,000          7,800
     Change in unrealized appreciation
       of investments                                                             2,089        565,178
     Change in deferred taxes                                                   (68,000)       (30,000)
     Increase in deferred revenue                                                 5,054           --
     Net realized gain on portfolio investments                                  (8,565)      (938,399)
     Non cash conversion of debentures                                          (24,811)          --
Changes in operating assets and liabilities:
     (Increase) in interest receivable                                         (127,214)       (43,506)
     (Increase) in other assets                                                 (36,698)       (39,699)
     Increase in accounts payable and other
       accrued liabilities                                                       20,528          9,809
                                                                            -----------    -----------

         Total adjustments                                                     (234,617)      (468,817)
                                                                            -----------    -----------

         Net cash used in operating activities                                 (360,245)      (487,882)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of portfolio investments                                 10,844      1,086,730
     Proceeds from loan repayments                                               19,530         19,405
     New portfolio investments                                                 (609,000)      (750,000)
                                                                            -----------    -----------

         Net cash (used in) provided by investing activities                   (578,626)       356,135
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of treasury shares                                                (19,763)          --
                                                                            -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (958,634)      (131,747)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,092,189      5,941,517
                                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 2,133,555    $ 5,809,770
                                                                            ===========    ===========

See notes to condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                     THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                                        ENDED             ENDED             ENDED            ENDED
                                                     JUNE 30, 2003    JUNE 30, 2002     JUNE 30, 2003    JUNE 30, 2002
                                                     -------------    -------------     -------------    -------------

NET ASSETS AT BEGINNING OF PERIOD                      $9,502,974      $10,105,644        $9,604,634      $10,058,284

Operations:
     Net investment loss                                  (61,401)        (105,195)         (132,971)        (633,930)

     Net realized gain (loss) on investments                8,565          (9,490)             8,565          938,399

     Net increase (decrease) in unrealized
       appreciation of investments                         15,222           48,260           (1,222)         (323,534)
                                                       ----------      -----------        ----------      -----------

Net (decrease) increase in net assets
  from operations                                         (37,614)         (66,425)         (125,628)         (19,065)

Purchase of treasury shares
                                                           (6,117)              --           (19,763)              --
                                                       ----------      -----------        ----------      -----------

NET ASSETS AT END OF PERIOD                             $9,459,243      $10,039,219        $9,459,243     $10,039,219
                                                        ==========      ===========        ==========     ===========


See notes to condensed consolidated financial statements

RAND CAPITAL CORPORATION
Schedule Of Portfolio Investments June 30, 2003 (unaudited)

                                                               (e)                            (a)      (b)                 (c)
                                                                                              DATE
COMPANY AND BUSINESS                                    TYPE OF INVESTMENT                  ACQUIRED  EQUITY    COST      VALUE
-----------------------------------------------------------------------------------------------------------------------------------

CONTRACT STAFFING                                       Series A 8% Cumulative              11/8/99    10%   $100,000     $100,000
Buffalo, NY. PEO providing human resource               preferred stock - 10,000 shares
administration for small businesses.
www.contract-staffing.com

DATAVIEW, LLC                                           5% Membership interest              10/1/98     5%    310,357      155,179
Mt. Kisco, NY. Designs, develops and markets
browser based software for investment professionals.
www.marketgauge.com

G-TEC NATURAL GAS SYSTEMS                               41.67% Class A Membership           8/31/99    42%    300,000      300,000
Buffalo, NY. Manufactures and distributes               interest. 8% cumulative dividend
systems that allow natural gas to be used
as an alternative fuel to gases.
www.gas-tec.com

INRAD, INC. (OTC: INRD.OB)*                             Series B Preferred Stock -         10/31/00     2%    115,000      102,460
Northvale, NJ.  Develops and manufactures               100 shares. 10% dividend.
products for laser photonics industry.                  Common stock - 6,000 shares
www.inrad.com

+KIONIX, INC.                                           Series A Preferred Stock,           5/17/02   2.2%    750,000      750,000
Ithaca, NY.  Develops innovative MEMS                   882,352 shares.
based technology applications.
www.kionix.com

MINRAD, INC.                                            608,193 Common shares.               8/4/97     5%    919,422      508,500
Buffalo, NY. Developer of laser guided medical          56,020 Preferred Series A shares.
devices. www.minrad.com                                 13,767 Preferred Series B
                                                        Stock Option - 10,000 shares
                                                        common

+RAMSCO(d)                                              Promissory Note $750,000 at        11/19/02   6.5%    750,000      750,000
Albany, NY. Distributor of water, sanitary and          13% due November 18, 2007.
storm sewer materials to the contractor, highway        Warrant to purchase common shares.
and municipal construction markets.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC                  Convertible Promissory Note         7/10/02   less    900,000    1,083,333
Buffalo, NY. Natural gas transportation company.        $900,000 at 14%. due on demand                than
                                                        after January 15, 2003                          1%
                                                        .89 Membership Units

+SYNACOR, INC.                                          Convertible Promissory Note        11/18/02   4.6%    350,000      350,000
Buffalo, NY. Develops provisioning platforms            $350,000 at 10%. due
for aggregation and delivery of content for broadband   November 18, 2007.  Warrant
access providers.                                       149,573 common shares.
www.synacor.com

+TOPPS MEAT COMPANY, LLC                                Preferred A and Class A              4/3/03    3%     259,000      259,000
Elizabeth, NJ - Producer and supplier of                Common Membership
premium branded frozen hamburgers and other             Interest
portion controlled meat products.

ULTRA - SCAN CORPORATION                                611,700 Common shares,             12/11/92    3%     734,164    1,072,174
Amherst, NY.  Biometrics application                    142,276 warrants for Common
developer of ultrasonic fingerprint technology.         shares.
www.ultra-scan.com

USTEC, INC.(d)                                          $100,000 Promissory Note at        12/17/98   less    300,500      325,000
Victor, NY.  Markets digital wiring systems             5% due February 1, 2006                       than
for new home construction.                              50,000 Common Shares.                          1%
www.ustecnet.com                                        139,395 Warrants for Common Shares
                                                        +$200,000 Senior Subordinated
                                                        Convertible Debenture at 6% due
                                                        February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS                       Preferred Units - 2,673 Units      12/16/99   less    270,000      270,000
Philadelphia, PA. Leases and sells high-end             with warrants, 14% interest rate.             than
modular space solutions.                                                                               1%
www.vanguardmodular.com

+WINEISIT.COM, CORP.                                    Senior Subordinated Promissory     12/18/02    2%     500,000      500,000
Amherst, NY.  Marketing company specializing            Note $500,000 at 10%. due
in customer loyalty programs supporting the wine        December 17, 2009.  Warrant
and spirit industry.                                    to purchase 100,000 shares
www.wineisit.com                                        common stock.

Other Investments                                       Other                              Various    --      298,541      179,983
                                                                                                           ----------   ----------
(Includes:  ADIC*, American Tactile, Appro,
            BioWorks, Inc., Clearview Cable)

                                                        Total portfolio investments                        $6,856,984   $6,705,629
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

(e) Approximately 98% of the portfolio represents investments in private businesses. Therefore the securities are restricted and are subject to one or more restrictions on resale and are not freely marketable.

*    Publicly-owned Company

+ Rand Capital SBIC, L.P. Investment, all other investments are held by the Parent, Rand Capital Corporation.

See notes to condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1. ORGANIZATION

     Rand Capital Corporation ("Rand") was incorporated under the laws of the state of New York on February 24, 1969. From 1971 to August 16, 2001, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the "1940 Act"). On August 16, 2001, Rand filed an election to be treated as a business development company ("BDC") under the 1940 Act, which became effective on the date of filing. A BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND."

FORMATION OF SBIC SUBSIDIARY

     On January 16, 2002, Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., ("Rand SBIC") for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investments in portfolio companies. As of June 30, 2003 Rand SBIC had not drawn any leverage from the SBA.

The condensed consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

     The Company formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a SBIC under the Small Business Investment Act of 1958 (the "SBA Act") by the SBA, in order to have access to various forms of leverage provided by the SBA to SBIC's. On May 28, 2002, the Corporation filed an Exemption Application with the Securities and Exchange Commission ("SEC") seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and
61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the "Exchange Act") for an exemption from separate reporting requirements under
Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:

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

     - Rand SBIC, as a BDC/SBIC subsidiary of Rand , as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand's reports.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2003 are not necessarily indicative of the results for the full year.

     These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Information contained in this filing should also be reviewed in conjunction with the Corporation's related filings with the SEC during the period of time covered by the Form 10-K. Those filings include, but are not limited to the following:

     N-30-B2/ARS       Quarterly & Annual Reports to Shareholders
     N-54A             Election to Adopt Business Development Company status
     DEF-14A           Definitive Proxy Statement submitted to shareholders
     Form 10-K         Annual Report on Form 10-K for the year ended
                       December 31, 2002
     Form 10-Q         Quarterly Report on Form 10-Q for the quarters ended
                       March 31, 2002, June 30, 2002, September 30, 2002 and
                       March 31, 2003
     Form N-23C-1      Reports by closed-end investment companies of purchase
                       of their own securities

BASIS OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the formation of Rand SBIC and Rand Management, Rand Capital Corporation was a stand-alone entity.

INVESTMENTS - Investments are stated at fair value as determined in good faith by the Corporation's management and both reviewed and approved on a quarterly basis by the Board of Directors. In 2002, Rand SBIC adopted a model valuation policy as established by the SBA. At the same time the Board of Directors of Rand also adopted a new valuation policy that mirrored the Rand SBIC policy and is not materially different from the prior Rand valuation policy.
In accordance with its valuation policy, the Board of Directors has determined certain investment valuations in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material. Amounts reported as realized gains and losses are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors' judgment, become worthless, are written off and reported as realized losses.

CASH AND CASH EQUIVALENTS - Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

INTEREST INCOME - Interest income generally is recorded on the accrual basis except where the investment is valued at less than cost to reflect risk of loss. In such cases, interest is recorded at the time of receipt. Interest income cannot be recognized if collection is doubtful. A reserve for possible losses on an interest receivable is maintained when collection is in doubt.

The Rand SBIC interest accrual is mandated by the SBA's "Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies". The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company's ability to continue as a going concern or the loan is in default more than 120 days.

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

The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets as of June 30, 2003 and December 31, 2002 are as follows:
                                          June 30, 2003  December 31, 2002
                                          -------------  -----------------

        Operations                          $ (63,012)      $ (79,194)
        Investments                            62,812          61,945
        Net operating loss carry-forwards     180,200            --
        Capital loss carryforwards               --           129,249
                                            ---------       ---------
        Deferred tax assets, net            $ 180,000       $ 112,000
                                            =========       =========

     As of June 30, 2003, the Corporation had a federal net operating loss carry-forward of approximately $530,000 which expires commencing in 2019.

     The deferred tax asset at June 30, 2003 was $180,000 and represented a $68,000 increase in this account from December 31, 2002

     The Corporation's has filed its Federal and New York State tax returns for the Year ended December 31, 2002.

     The Corporation is also required to file multi-state tax and information returns due to the operations of one its portfolio holdings, Vanguard Modular Building Systems (Vanguard) which is a limited liability corporation (LLC). Rand has requested filing extensions for the 2002 year and has paid the required state filing fees, totaling less than $2,700. The Vanguard related multi-state filings for 2001 and 2000 have not yet been filed by the Corporation, pending further research into Vanguard operational structure, and are expected to be completed within six months.

STOCKHOLDERS EQUITY (NET ASSETS)

     At June 30, 2003 and December 31, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. This buy-back was extended through October 16, 2003 by the Board of Directors. During the six month period ending June 30, 2003 18,200 shares of treasury stock were repurchased. During the three months ended June 30, 2003, 5,600 shares were repurchased for the treasury. During the period July 1, 2003 through August 4, 2003, 1,000 shares were repurchased on the open market.

STOCK OPTION PLANS

     In July 2001, the shareholders of the Corporation authorized the establishment of two stock option plans - the Employee Plan and the Non-Employee Director Plan. The Plans provide for an aggregate of 200,000 and 100,000 shares, respectively, to be awarded to eligible employees and non-officer directors. The Employee Plan became effective in 2001, and the Non-Employee Director plan will not take effect, if at all, until a SEC exemption is obtained from restrictions under the Investment Company Act of 1940. In 2002 the Corporation elected to place both the Employee plan and the Non-Employee Director Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in conjunction with the establishment of its SBIC subsidiary. As of June 30, 2003, no stock options have been awarded from either plan.

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

     The Corporation's total assets decreased by ($119,809) or (1.2%) to $9,565,864 and its net assets decreased by ($145,391) or (1.5%) to $9,459,243 at
June 30, 2003, versus $9,685,673 and $9,604,634 at December 31, 2002, respectively. The decrease in net assets can be attributed to operating losses and the repurchase of treasury shares during the six months ended June 30, 2003.

     The Corporation's financial condition is dependent on the success of its holdings. The Corporation has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the periods indicated.

                                        JUNE 30, 2003         DECEMBER 31, 2002
-------------------------------------------------------------------------------
Investments at cost                      $6,856,984              $6,225,453
Unrealized (depreciation), net            (151,355)               (149,266)
                                         ----------              ----------
Investments at fair value                $6,705,629              $6,076,187
                                         ==========              ==========

     The increase in investments is due to the effect of Rand SBIC's investment in UStec, Inc. (UStec) of $200,000, an additional investment in Rexford Albany Municipal Supply Company Inc. (RAMSCO) of $150,000 and an investment in Topps Meat Company, LLC (Topps) of $259,000.

     The minor decrease in unrealized (depreciation) of the investments is primarily attributable to the devaluation of the UStec common shares. The Corporation made its original investment in UStec in December 1998 and subsequently exercised warrants for 50,000 common shares, (valued by the Corporation at $50,000). During the first quarter of 2003 UStec received a new round of financing from an unrelated SBIC lead investor at a lower valuation than Rand's prior UStec equity investments were valued. Accordingly, Rand has reduced the valuation of its common shares to $25,000 as per the Corporation's valuation policy. This decrease in the UStec investment was offset by the increase in the Corporation's investment in Advanced Digital Information Corporation (ADIC). ADIC is a publicly traded stock and is marked up at each quarter end to the closing market price, as stipulated in the Corporation's valuation policy.

     The Corporation's total investments at fair value approximated 71% of net assets at June 30, 2003 and 63% of net assets at December 31, 2002.

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

     Total investment income for the three months ended June 30, 2003 and 2002 was $109,740 and $57,321 respectively, of which $101,054 (92%) and $29,050 (51%)
consisted of interest from portfolio companies during the quarter. For the six months ended June 30, 2003 and 2002, the total investment income was $221,753 and $123,997, respectively, of which $202,963 (92%) and $59,506 (48%) consisted of interest from portfolio companies. This income includes investments that have interest accruals and often do not pay a current yield. The portfolio interest income for the six months ending June 30, 2003 includes $62,000 in accrued interest on a $900,000 convertible note from Somerset Gas Transmission, LLC ("Somerset"). The Somerset note matured on January 15, 2003, and accrues interest at a 14% rate subsequent to that date. The Corporation has had continuing communications with Somerset, and it has not chosen to demand payment on the note because it believes that Somerset will successfully obtain additional financing from third parties that will enable the Corporation to negotiate the note into a more favorable debt or equity investment. Somerset has advised Rand that its pipeline operations have begun to generate positive cash flows and that projected short supplies and higher prices for natural gas should continue to improve its financial outlook.

     The remaining investment income is comprised of interest on idle cash balances. The interest income for the three months ending June 30, 2003 was $6,329 versus $28,271 for the same period in 2002. This interest income is lower for the three month and six month ended June 30, 2003 due to lower idle cash balance during 2003.

     Operating expenses for the three months ended June 30, 2003 and 2002 were $195,639 and $227,445, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees. The expense for the three months ended June 30, 2002 included $48,516 of professional costs (consulting and advisory fees) incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program. Total operating expenses for the six months ended June 30, 2003 and 2002 were $413,562 and $515,283 respectively. The six month period ended June 30, 2002 included $116,110 of Rand SBIC organizational fees.

     Net investment losses from operations for the three months ended June 30, 2003 and 2002 were ($61,401) and ($105,195), respectively. Net investment losses from operations for the six months ended June 30, 2003 and 2002 were ($132,971) and ($633,930), respectively. The fluctuations from year to year are due, in part, to the fluctuation in the deferred income tax expense. For the six months ending June 31, 2003 there was a deferred tax (benefit) of ($67,133) whereas there was a deferred income tax expense of $211,644 for the six months ended June 30, 2002. In addition, the investment income for the six months ending June 30, 2003 is higher than the same period in 2002 due to the high interest income yield associated with Somerset.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

     During the three months ended June 30, 2003 the Corporation realized a $8,565 gain on the sale of ADIC stock. During the three months ended June 30, 2002 the Corporation realized a ($9,490) loss on the forfeiture of 4,181 ADIC shares from escrow.

NET (DECREASE) IN NET ASSETS FROM OPERATIONS:

     The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net (decrease) increase in net assets from operations" on its consolidated statements of operations. For the three months ended June 30, 2003, the net (decrease) in net assets from operations was ($37,614) as compared to a net (decrease) in net assets from operations of ($66,425) for the same period in 2002. The net (decrease) in net assets from operations for the six months ended June 30, 2003 was ($125,628) and ($19,065) for the six months ended June 30, 2002.

     The (decrease) in net assets from operations for the six months ended June 30, 2003 was primarily attributable to the net investment loss of ($132,971) and the net realized and unrealized gain on investments of $7,343. The largest components of the unrealized depreciation were the following: ADIC $25,755, UStec ($25,000) and American Tactile ($5,000). The net (decrease) in net assets from operations for the period ended June 30, 2002 was due primarily to the net investment loss of ($633,930) which included $116,110 in organizational costs associated with the formation of Rand SBIC and $211,644 in deferred income tax expense.

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

     At June 30, 2003, 23% of the Corporation's net assets are held in cash and cash equivalents, which compares to 32% at December 31, 2002.

     As of June 30, 2003 and December 31, 2002, the Corporation's total liquidity, consisting of cash and cash equivalents, was $2,133,555 and $3,092,189, respectively. Included in the June

30, 2003 cash balance was $1,769,568 of Rand SBIC cash. Management believes that these cash and cash equivalents will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months; however, an increase in the size or quantity of new investment opportunities during this time may require the corporation to draw down leverage from the SBA in order to fund such investments.

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

THE CORPORATION IS SUBJECT TO RISKS CREATED BY ITS REGULATED ENVIRONMENT

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

THE CORPORATION IS DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR FUTURE SUCCESS

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

     As of June 30, 2003, the Corporation did not have any off-balance sheet investments or hedging investments.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 24th day of April, 2003, the following represents the results of balloting:

         ELECTION OF DIRECTORS: The following nominees received the number of votes set opposite their respective names:

                                       VOTES FOR              VOTES WITHHELD
                                       ---------              --------------
         Allen F. Grum                 5,145,611                   17,206
         Luiz F. Kahl                  5,145,611                   17,206
         Erland E. Kailbourne          5,145,611                   17,260
         Ross B. Kenzie                5,143,933                   18,884
         Willis S. McLeese             5,145,611                   17,206
         Reginald B. Newman II         5,145,511                   17,306
         Jayne K. Rand                 5,145,611                   17,206


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

(2)      N/A
(3)(i) Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(3)(ii)  By-laws of the Corporation incorporated by reference to Exhibit (b)
         of Form N-2 filed with the Securities Exchange Commission on
         April 22, 1997.
(4) Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities
         Exchange Commission on April 22, 1997.
(10.1)   Employee Stock Option Plan - incorporated by reference to Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
(10.2)   Director Stock Option Plan - incorporated by reference to Appendix C to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
(10.3) Agreement of Limited Partnership for Rand Capital SBIC, L.P. - incorporated by reference to Exhibit 10.3 to the Corporation's
         Form 10-K filed for the year ended December 31, 2001.
(10.4) Certificate of Limited Partnership of Rand Capital SBIC, L.P. - incorporated by reference to Exhibit 10.4 to the Corporation's
         Form 10-K filed for the year ended December 31, 2001.
(10.5)   Limited Liability Corporation Agreement of Rand Capital Management,
         LLC - incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
(10.6)   Certificate of Formation of Rand Capital Management, LLC-
         incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
(10.7)   N/A
(10.8) Profit Sharing Plan - incorporated by reference to Exhibit 10.8 to the Corporation's Form 10-K Report filed for the year ended
         December 31, 2002.*
(15)     N/A
(18)     N/A
(19)     N/A
(20)     N/A
(21)     Subsidiaries of the Corporation - incorporated by reference to
         Exhibit 21 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.
(22)     N/A
(23)     N/A
(24)     N/A
(31.1) Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934, as amended.
(31.2) Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/ 15d-14(a) under the Securities Exchange Act of 1934, as amended.
(32.1)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 - Rand Capital Corporation - filed herewith
(32.2)   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 - Rand Capital SBIC, L.P. - filed herewith


*Management contract or compensatory plan.

(b)  REPORTS ON FORM 8-K

     A report was filed on April 24, 2003 regarding the issuance of a press release relating to the Corporation's first quarter 2003 earnings.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: August 6, 2003
                                    RAND CAPITAL CORPORATION



                                         By: /s/ ALLEN F. GRUM
                                             -----------------------------
                                             Allen F. Grum, President



                                         By: /s/ DANIEL P. PENBERTHY
                                             -----------------------------
                                             Daniel P. Penberthy, Treasurer

                                    RAND CAPITAL SBIC, L.P.

                                    By:  RAND CAPITAL MANAGEMENT LLC
                                           General Partner
                                    By:  RAND CAPITAL CORPORATION
                                           Member


                                         By: /s/ ALLEN F. GRUM
                                             -----------------------------
                                             Allen F. Grum, President



                                         By: /s/ DANIEL P. PENBERTHY
                                             -----------------------------
                                             Daniel P. Penberthy, Treasurer