Form 10-Q
period 2003-09-30
RAND CAPITAL CORP
filed 2003-11-13
CIK 81955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 2003): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION





         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Financial Position as of September 30, 2003 and December
                  31, 2002

                  Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
                  September 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003
                  and 2002

                  Condensed Consolidated Statements of Changes in Net Assets for the Three Months and Nine Months
                  Ended September 30, 2003 and 2002

                  Consolidated Schedule of Portfolio Investments as of September 30, 2003

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

         ITEM 5.  Other Information

         ITEM 6.  Exhibits and Reports on Form 8-K


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)



                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    2003                2002
                                                                               ---------------     ---------------

ASSETS
Investments at fair value (identified cost:
     at 9/30/2003 - $7,597,881, at 12/31/2002 - $6,225,453)                    $     7,251,518     $     6,076,187
Cash and cash equivalents                                                            1,299,601           3,092,189
Interest receivable (net of allowance of $130,080
     at 9/30/2003 and $13,167 at 12/31/2002)                                           347,055             275,672
Deferred tax asset                                                                     305,000             112,000
Promissory notes receivable                                                             82,610             113,470
Other assets                                                                            80,634              16,155
                                                                               ---------------     ---------------
TOTAL ASSETS                                                                   $     9,366,418     $     9,685,673
                                                                               ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses                                          $        40,908     $        42,384
Income taxes payable                                                                        --               1,989
Deferred revenue                                                                        49,362              36,666
                                                                               ---------------     ---------------

              Total liabilities                                                         90,270              81,039
                                                                               ---------------     ---------------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
     shares issued 5,763,034                                                           576,304             576,304
Capital in excess of par value                                                       6,973,454           6,973,454
Accumulated net investment (loss)                                                   (4,598,692)         (4,354,719)
Undistributed net realized gain on investments                                       6,627,001           6,574,710
Net unrealized (depreciation) on investments                                          (254,712)           (139,411)
Treasury stock at cost, 44,100 and 24,400 shares at 9/30/2003
        and 12/31/2002                                                                 (47,207)            (25,704)
                                                                               ---------------     ---------------

              Net assets (per share 9/30/2003-$1.62, 12/31/2002-$1.67)               9,276,148           9,604,634
                                                                               ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     9,366,418     $     9,685,673
                                                                               ===============     ===============


See notes to the condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                             THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                                ENDED              ENDED              ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                 2003               2002              2003               2002
                                                            --------------     --------------     --------------     --------------

INVESTMENT INCOME:
       Interest from portfolio companies                    $       92,708     $       23,913     $      295,671     $       83,419
       Interest from other investments                               3,376             23,408             17,550             82,359
       Dividend Income                                              47,668                 --             47,668                 --
       Other income                                                  2,359             10,000              6,975             15,540
                                                            --------------     --------------     --------------     --------------
                                                                   146,111             57,321            367,864            181,318
                                                            --------------     --------------     --------------     --------------
EXPENSES:

       Salaries                                                     71,793             68,575            260,177            248,538
       Employee benefits                                            14,570             13,814             55,740             62,698
       Directors' fees                                               7,550              4,500             28,050             20,750
       Professional fees                                            26,117             15,890             89,219             55,093
       Shareholders and office                                      29,961             21,468             84,043             82,799
       Insurance                                                    10,800             11,250             32,400             33,750
       Corporate development                                         7,897             10,795             26,059             31,121
       Other operating expenses                                      5,381              6,021             11,944             16,737
                                                            --------------     --------------     --------------     --------------
                                                                   174,069            152,313            587,632            551,486
       Organizational costs                                             --             13,918                 --            130,029
       Bad Debt expense                                            122,914                 --            122,914                 --
                                                            --------------     --------------     --------------     --------------
       Total expenses                                              296,983            166,231            710,546            681,515
                                                            --------------     --------------     --------------     --------------
INVESTMENT (LOSS) BEFORE INCOME TAXES                             (150,872)          (108,910)          (342,682)          (500,197)
       Income tax expense (benefit)                                  4,201            (40,280)            12,496             (9,280)
       Deferred income tax (benefit) expense                       (44,071)          (248,147)          (111,204)           (36,503)
                                                            --------------     --------------     --------------     --------------
NET INVESTMENT (LOSS)                                             (111,002)           179,517           (243,974)          (454,413)
                                                            --------------     --------------     --------------     --------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
INVESTMENTS:
       Net gain (loss) on sales and dispositions                    43,726                 --             52,291            938,399
                                                            --------------     --------------     --------------     --------------
Unrealized appreciation (depreciation) on investments:
       Beginning of period                                        (151,355)           288,696           (149,266)           853,874
       End of period                                              (346,363)          (317,831)          (346,363)          (317,831)
                                                            --------------     --------------     --------------     --------------
       Change in unrealized (depreciation)                        (195,008)          (606,527)          (197,097)        (1,171,705)
       appreciation before income taxes

       Deferred income tax expense (benefit)                       (80,929)            (4,853)           (81,796)          (246,497)
                                                            --------------     --------------     --------------     --------------
NET INCREASE (DECREASE) IN UNREALIZED
APPRECIATION                                                      (114,079)          (601,674)          (115,301)          (925,208)
                                                            --------------     --------------     --------------     --------------

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS
                                                                   (70,353)          (601,674)           (63,010)            13,191
                                                            --------------     --------------     --------------     --------------
NET (DECREASE) IN NET ASSETS FROM OPERATIONS                $     (181,355)    $     (422,157)    $     (306,984)    $     (441,222)
                                                            ==============     ==============     ==============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                              5,725,333          5,760,523          5,724,071          5,762,191
BASIC AND DILUTED NET (DECREASE) IN NET ASSETS
FROM OPERATIONS PER SHARE                                   $        (0.03)    $        (0.07)    $        (0.05)    $        (0.08)


See notes to the condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                NINE MONTHS             NINE MONTHS
                                                                    ENDED                   ENDED
                                                               SEPTEMBER 30, 2003       SEPTEMBER 30, 2002
                                                              --------------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets from operations                  $           (306,984)    $           (441,222)
                                                              --------------------     --------------------
Adjustments to reconcile net (decrease) in net assets
 to net cash used in operating activities:
     Depreciation and amortization                                           4,500                   10,400
     Change in unrealized appreciation
         of investments                                                    197,097                  925,208
     Change in deferred taxes                                             (193,000)                 (36,503)
     Increase in deferred revenue                                           12,696                       --
     Net realized gain on portfolio investments                            (52,291)                (938,399)
     Non cash conversion of debentures                                     (24,811)                 (16,766)
Changes in operating assets and liabilities:
     (Increase) in interest receivable                                     (71,383)                 (57,652)
     (Increase) in other assets                                            (18,658)                 (24,649)
     Increase in accounts payable and other
       accrued liabilities                                                  (3,464)                 (53,450)
                                                              --------------------     --------------------

         Total adjustments                                                (149,314)                (191,811)
                                                              --------------------     --------------------

         Net cash (used in) operating activities                          (456,298)                (633,033)
                                                              --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of portfolio investments                            63,352                1,086,730
     Proceeds from loan repayments                                          30,860                   29,055
     New portfolio investments                                          (1,359,000)              (1,250,000)
     Capital Expenditures                                                       --                  (13,250)
                                                              --------------------     --------------------

         Net cash (used in) investing activities                        (1,264,788)                (147,465)
                                                              --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of SBA Commitment                                            (50,000)                      --
     Purchase of treasury shares                                           (21,502)                  (5,895)
                                                              --------------------     --------------------
             Net cash (used in) financing activities                       (71,502)                  (5,895)
                                                              --------------------     --------------------

NET (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                        (1,792,588)                (786,393)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                 3,092,189                5,941,517
                                                              --------------------     --------------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                            $          1,299,601     $          5,155,124
                                                              ====================     ====================


See notes to condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                      THREE MONTHS        THREE MONTHS        NINE MONTHS          NINE MONTHS
                                                          ENDED               ENDED               ENDED               ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                           2003                2002                2003                2002
                                                      ---------------     ---------------     ---------------     ---------------

NET ASSETS AT BEGINNING OF PERIOD                     $     9,459,243     $    10,039,219     $     9,604,634     $    10,058,284
                                                      ---------------     ---------------     ---------------     ---------------

Operations:
      Net investment (loss) gain                             (111,002)            179,517            (243,974)           (454,413)

      Net realized gain on investments                         43,726                  --              52,291             938,399

      Net (decrease) in unrealized
               appreciation of investments                   (114,079)           (601,674)           (115,301)           (925,208)
                                                      ---------------     ---------------     ---------------     ---------------

Net (decrease) in net assets
    from operations                                          (181,355)           (422,157)           (306,984)           (441,222)

Purchase of treasury shares                                    (1,740)             (5,895)            (21,502)             (5,895)
                                                      ---------------     ---------------     ---------------     ---------------

NET ASSETS AT END OF PERIOD                           $     9,276,148     $     9,611,167     $     9,276,148     $     9,611,167
                                                      ===============     ===============     ===============     ===============



See notes to condensed consolidated financial statements

RAND CAPITAL CORPORATION
Schedule of Portfolio Investments September 30, 2003 (unaudited)


                                                   (e)                                  (a)           (b)                  (c)
                                                                                       DATE
COMPANY AND BUSINESS                        TYPE OF INVESTMENT                        ACQUIRED       EQUITY    COST       VALUE
--------------------                        -----------------------------------  ---------------   --------- --------  ------------

CONTRACT STAFFING                           Series A 8% Cumulative                     11/8/99         10%   $100,000     $100,000
Buffalo, NY. PEO providing human resource   preferred stock - 10,000 shares
administration for small businesses.
www.contract-staffing.com


DATAVIEW, LLC                               5% Membership interest                     10/1/98          5%    310,357      155,179
Mt. Kisco, NY. Designs, develops and
markets browser based software for
investment professionals.
www.marketgauge.com

G-TEC NATURAL GAS SYSTEMS                   41.67% Class A Membership                  8/31/99         42%    300,000      300,000
Buffalo, NY. Manufactures and distributes   interest. 8% cumulative dividend
systems that allow natural gas to be
used as an alternative fuel to gases.
www.gas-tec.com

INRAD, INC. (OTC:  INRD.OB) *               Series B Preferred Stock -                10/31/00          2%    115,000      102,760
Northvale, NJ.  Develops and manufactures   100 shares. 10% dividend.
products for laser photonics industry.      Common stock - 6,000 shares
www.inrad.com

**KIONIX, INC.                              Series A Preferred Stock,                  5/17/02          2%  1,000,000    1,000,000
Ithaca, NY.  Develops innovative MEMS       2,142,791 shares.  $250,000
based technology applications.              Convertible Promissory Note
www.kionix.com                              due June 30, 2004.

MINRAD, INC.                                608,193 Common shares.                      8/4/97          5%    919,422      508,500
Buffalo, NY. Developer of laser             56,020 Preferred Series A shares.
guided medical devices.                     13,767 Preferred Series B
www.minrad.com                              Stock Option - 10,000 shares
                                            Common

**NEW MONARCH MACHINE TOOL, INC.            Term Note - $500,000 at 12%.               9/24/03         11%    500,000      500,000
Cortland, NY.  Manufactures, services       Payable monthly through
repairs and retrofits machining centers.    September 24, 2006.  Warrant
www.monarchmt.com                           for 11.59 shares of Common
                                            Stock.

**RAMSCO(d)                                 Promissory Note $750,000 at               11/19/02          6%    750,000      750,000
Albany, NY. Distributor of water,           13% due November 18, 2007.
sanitary and storm sewer materials          Warrant to purchase common shares.
to the contractor, highway and municipal
construction markets.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC      Convertible Promissory Note                7/10/02         <1%    900,000      900,000
Buffalo, NY.  Natural gas transportation    $900,000 at 14%. due on demand
company.                                    after January 15, 2003
                                            .89 Membership Units

**SYNACOR, INC.                             Convertible Promissory Note               11/18/02          4%    350,000      350,000
Buffalo, NY.  Develops provisioning         $350,000 at 10% due
platforms for aggregation and               November 18, 2007.  Warrant
delivery of content for broadband           149,573 common shares.
access providers. www.synacor.com

**TOPPS MEAT COMPANY, LLC                    Preferred A and Class A                    4/3/03          3%    259,000      259,000
Elizabeth, NJ - Producer and supplier of    Common Membership
premium branded frozen hamburgers           Interest
and other portion controlled
meat products.


ULTRA - SCAN CORPORATION                    504,596 Common shares,                    12/11/92          3%    734,164    1,072,174
Amherst, NY.  Biometrics application        107,104 Series A-1 Preferred
developer of ultrasonic fingerprint         shares, 142,276 warrants for
technology.                                 Common shares.
www.ultra-scan.com

USTEC, INC. (d)                             $100,000 Promissory Note at               12/17/98         <1%    300,500      325,000
Victor, NY. Markets digital wiring          5% due February 1, 2006
systems for new home construction.          50,000 Common Shares.
www.ustecnet.com                            139,395 Warrants for Common Shares
                                            ** $200,000 Senior Subordinated
                                               Convertible Debenture at 6% due
                                               February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS           Preferred Units - 2,673 Units             12/16/99         <1%    270,000      270,000
Philadelphia, PA. Leases and sells          with warrants for 771 common
high-end modular space solutions.           units, 14% interest rate
www.vanguardmodular.com


**WINEISIT.COM, CORP.                       Senior Subordinated Promissory           1 2/18/02          2%    500,000      500,000
Amherst, NY.  Marketing company             Note $500,000 at 10%. due
specializing in customer loyalty            December 17, 2009.  Warrant
programs supporting the wine                to purchase 100,000 shares
and spirit industry.                        Class B common stock.
www.wineisit.com


Other Investments                           Other                                      Various                289,438      158,905
(Includes:  ADIC *, American Tactile,                                                                      ----------   ----------
BioWorks, Inc., Clearview Cable, Smart
Pill  (f))

                                            Total portfolio investments                                    $7,597,881   $7,251,518
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

(f) One of the Corporation's investments categorized in "Other Investments" had a name change from Appro to Smart Pill during the third quarter 2003.

 *       Publicly-owned Company

** Rand Capital SBIC, L.P. Investment, all other investments are held by the Parent, Rand Capital Corporation.

See notes to condensed consolidated financial statements.

                            RAND CAPITAL CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

FORMATION OF SBIC SUBSIDIARY

         On January 16, 2002, Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., ("Rand SBIC") for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investments in portfolio companies. As of September 30, 2003 Rand SBIC had not drawn any leverage from the SBA.

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

         The Company formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a SBIC under the Small Business Investment Act of 1958 (the "SBA Act") by the SBA, in order to have access to various forms of leverage provided by the SBA to SBIC's. On May 28, 2002, the Corporation filed an Exemption Application with the Securities and Exchange Commission ("SEC") seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and
61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the "Exchange Act") for an exemption from separate reporting requirements under
Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:

         o A BDC (Rand) to operate a BDC/small business investment company (Rand SBIC) as its wholly owned subsidiary in limited partnership form;

         o Rand, Rand Management and Rand SBIC to engage in certain transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

         o Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis and;

         o Rand SBIC, as a BDC/SBIC subsidiary of Rand , as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand's reports.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         In Management's opinion, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2003 are not necessarily indicative of the results for the full year.

         These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Information contained in this filing should also be reviewed in conjunction with the Corporation's related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

         N-30-B2/ARS   Quarterly & Annual Reports to Shareholders

         N-54A         Election to Adopt Business Development Company status

         DEF-14A       Definitive Proxy Statement submitted to shareholders

         Form 10-K     Annual Report on Form 10-K for the year ended
                       December 31, 2002

         Form 10-Q     Quarterly Report on Form 10-Q for the quarters ended
                       September 30, 2002 and March 31, 2003, June 30, 2003

         Form N-23C-1  Reports by closed-end investment companies of purchases of their own securities

BASIS OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of the Rand, Rand SBIC, and Rand Management. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to the formation of Rand SBIC and Rand Management, Rand was a stand-alone entity.

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

The Rand SBIC interest accrual is regulated by the SBA's "Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies". Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company's ability to continue as a going concern or the loan is in default more than 120 days.

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

         The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets (liabilities) as of September 30, 2003 and December 31, 2002 are as follows:



                                               September 30, 2003      December 31, 2002
                                              -------------------     -------------------

Operations                                    $           (28,741)    $           (79,194)
Investments                                               143,741                  61,945
Net operating loss carry-forwards                         190,000                      --
Capital loss carryforwards                                     --                 129,249
                                              -------------------     -------------------
Deferred tax assets (liabilities), net        $           305,000     $           112,000
                                              ===================     ===================

         As of June 30, 2003, the Corporation had federal and state net operating loss carry-forwards of approximately $ 520,000 and $ 175,000 which expires commencing in 2019.

         The deferred tax asset at September 30, 2003 was $ 305,000 and represented a $ 193,000 increase in this account from December 31, 2002.

         The Corporation has filed its Federal and New York State tax returns for the Year ended December 31, 2002.

         The Corporation is also required to file multi-state tax and information returns due to the operations of one its portfolio holdings, Vanguard Modular Building Systems (Vanguard) which is a limited liability corporation (LLC). Rand has requested filing extensions for the 2002 year and has paid the required state filing fees, totaling less than $2,700. The Vanguard related multi-state filings for 2001 and 2000 have not yet been filed by the Corporation, pending further research into Vanguard operational structure, and are expected to be completed within three months.

STOCKHOLDERS EQUITY (NET ASSETS)

         At September 30, 2003 and December 31, 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

         On October 18, 2001, the Board of Directors authorized the repurchase of up to 5% of Rand's outstanding stock through purchases on the open market during the one-year period ending October 18, 2002. This buy-back was extended through October 16, 2004 by the Board of Directors. During the nine month period ending September 30, 2003 19,700 shares of treasury stock were repurchased. During the three months ended September 30, 2003, 1,500 shares were repurchased for the treasury. During the period October 1, 2003 through November 10, 2003, no shares were repurchased on the open market.

STOCK OPTION PLAN

         In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2003, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

         In September 2003, Rand withdrew its application to the SEC regarding its exemption application for the Non-Employee Director Plan under these same requirements of Section 57(n). No shares had been issued under the plan.

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

         The Corporation's total assets decreased by ($319,255) or (3.3%) to $9,366,418 and its net assets decreased by ($328,485) or (3.4%) to $9,276,148 at
September 30, 2003, versus $9,685,673 and $9,604,634 at December 31, 2002, respectively. The decrease in net assets can be attributed to operating losses, revaluation of our investment and accrued interest receivable in Somerset Gas Transmission Company LLC (Somerset) and the repurchase of treasury shares during the nine months ended September 30, 2003.

         The Corporation's financial condition is dependent on the success of its holdings. The Corporation has invested a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the periods indicated.


                                       SEPTEMBER 30, 2003     DECEMBER 31, 2002
                                       ------------------     ------------------

Investments at cost                    $        7,597,881     $        6,225,453
Unrealized (depreciation), net                   (346,363)              (149,266)
                                       ------------------     ------------------
Investments at fair value              $        7,251,518     $        6,076,187
                                       ==================     ==================

         The increase in investments is due to the effect of Rand SBIC's investment in New Monarch Machine Tool, Inc (Monarch) of $500,000, Kionix Inc. (Kionix) of $250,000, UStec, Inc. (UStec) of $200,000, an additional investment in Rexford Albany Municipal Supply Company Inc. (RAMSCO) of $150,000 and an investment in Topps Meat Company, LLC (Topps) of $259,000.

         The Corporation has been approved by the SBA for $10,000,000 in leverage or two times its regulatory capital of $5,000,000. In July of 2003 the Corporation paid a $50,000 commitment fee to the SBA to reserve and guarantee $5,000,000 of this approved leverage through September 30, 2007. As of September 30, 2003 the Corporation has not drawn any leverage from the SBA.

         The decrease in unrealized (depreciation) of the investments is primarily attributable the write down of the Somerset membership interest for ($183,333). This adjustment was done in accordance with the Corporation's established valuation policies.

         During the first quarter of 2003, the Corporation revalued its equity holdings in UStec, form $50,000 to $25,000, in accordance with the established valuation policies and based on the fact that UStec received a new round of financing from an unrelated SBIC lead investor at a lower valuation.

         The Corporation's total investments at fair value approximated 78% of net assets at September 30, 2003 and 63% of net assets at December 31, 2002.

RESULTS OF OPERATIONS

INVESTMENT INCOME AND EXPENSES

         The Corporation's primary investment objective is to achieve long-term capital appreciation on its portfolio investments. Therefore, a considerable portion of the investment portfolio is structured to realize capital appreciation over the long-term and not necessarily generate income in the form of dividends or interest. This interest often contains a deferred component, and may not be payable on a current basis. The Corporation does earn interest income from investing its idle funds in money market instruments.

         Total investment income for the three months ended September 30, 2003 and 2002 was $146,111 and $57,321 respectively, of which $92,708 (63%) and
$23,913 (42%) consisted of interest from portfolio companies during the quarter. For the nine months ended September 30, 2003 and 2002, the total investment income was $367,864 and $181,318, respectively, of which $295,671 (80%) and $83,419 (46%) consisted of interest from portfolio companies. This income includes investments that have interest accruals and often do not pay a current yield.

The portfolio interest income for the nine months ending September 30, 2003 includes $122,914 in accrued interest on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrues interest at a 14% rate subsequent to that date. The Corporation has issued a demand letter to Somerset regarding its repayment, however, as the note is in technical default and is more that 120 days due to non-payment, the Corporation's accounting policies require a 100% reserve to be established for the unpaid interest. In September 2003, the Corporation established a reserve for the accrued interest of $122,914 and has ceased further accrual of interest under the note. The Corporation has had continuing communications with Somerset, and has been active with its management team throughout the time of the investment, and believes that Somerset will successfully obtain additional financing resulting in the repayment or conversion of the note into a more favorable debt or equity investment. Somerset has advised Rand that its pipeline operations have begun to generate cash flows and that projected short supplies and higher prices for natural gas should continue to improve its financial outlook. The Corporation has also filed the necessary UCC security filings to help protect its investment interest in Somerset.

         The remaining investment income is comprised of dividend income (LLC related tax distributions) and interest on idle cash balances. The dividend income for the three and nine months ended September 30, 2003 was $47,668 and zero for the same periods in 2002. The interest income for the three months ending September 30, 2003 was $3,376 versus $23,408 for the same period in 2002. The interest income on idle cash balances for the nine month period ending September 30, 2003 and 2002 is $17,550 and $82,359 respectively. This interest income is lower for the three month and nine month ended September 30, 2003 due to lower idle cash balance during 2003.

         Operating expenses for the three months ended September 30, 2003 and 2002 were $296,983 and $166,231, respectively. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, expenses related to identifying and reviewing investment opportunities and professional fees and bad debt expense. The bad debt expense for the three and nine month period ending September 30, 2003 was $122,914 and represents the establishment of an interest receivable reserve. The expense for the three months ended September 30, 2002 included $13,918 of professional costs (consulting and advisory fees) incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program. Total operating expenses for the nine months ended September 30, 2003 and 2002 were $710,546 and $681,515 respectively. The nine month period ended September 30, 2002 included $130,029 of Rand SBIC organizational fees.

         Net investment (losses) income from operations for the three months ended September 30, 2003 and 2002 were ($111,002) and 179,517, respectively. Net investment losses from operations for the nine months ended September 30, 2003 and 2002 were ($243,974) and ($454,413), respectively. The fluctuations from year to year are due, in part, to the fluctuation in the deferred income tax and current tax expense and the increased portfolio interest revenue in 2003. For the nine months ending September 30, 2003 there was a deferred tax (benefit) of ($111,204) whereas there was a deferred income tax (benefit) of ($36,503) for the nine months ended September 30, 2002. In addition, the investment income for the nine months ending September 30, 2003 is higher than the same period in 2002 due to the higher portfolio interest income yield on the new 2003 Rand SBIC investments.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

         During the three months ended September 30, 2003 the Corporation realized a $43,726 gain on the sale of ADIC stock. During the same three months in 2002 the Corporation did not have any realized gain or loss.

         For the nine months ended September 30, 2003 the Corporation realized a $52,291 gain on the sale of ADIC stock. During the nine month period ending September 30, 2002 the Corporation realized a $938,399 net gain on the sale of ADIC stock.

NET (DECREASE) IN NET ASSETS FROM OPERATIONS:

         The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net (decrease) increase in net assets from operations" on its consolidated statements of operations. For the three months ended September 30, 2003, the net

(decrease) in net assets from operations was ($181,355) as compared to a net (decrease) in net assets from operations of ($422,157) for the same period in 2002.

         The net (decrease) in net assets from operations for the nine months ended September 30, 2003 was ($306,984) and ($441,222) for the nine months ended September 30, 2002. The (decrease) in net assets from operations for the nine months ended September 30, 2003 was primarily attributable to the net investment loss of ($243,974) and the net realized and unrealized (loss) on investments of ($63,010). The realized gain of $52,291 is attributable to the sale of ADIC stock during 2003. The unrealized depreciation change for the nine month period ending September 30, 2003 was ($197,097). The largest components of the decrease were: Somerset ($183,333), UStec ($25,000), American Tactile ($5,000) the net effect of ADIC stock sales and valuation of $9,300. The net (decrease) in net assets from operations for the period ended September 30, 2002 was primarily attributable to the unrealized loss write down of approximately ($690,000). This unrealized write down consisted of a devaluation of Minrad for ($652,000) and ADIC for ($35,000).


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

         At September 30, 2003, 14% of the Corporation's net assets are held in cash and cash equivalents, which compares to 32% at December 31, 2002.

         As of September 30, 2003 and December 31, 2002, the Corporation's total liquidity, consisting of cash and cash equivalents, was $1,299,586 and $3,092,189, respectively. Included in the September 30, 2003 cash balance was $1,014,590 of Rand SBIC cash. Management believes that these cash and cash equivalents will provide the Corporation with the liquidity necessary to fund operations over the next twelve (12) months; however, an increase in the size or quantity of new investment opportunities during this time may require the corporation to draw down leverage from the SBA in order to fund such investments.

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

INVESTMENT IN SMALL, PRIVATE COMPANIES

         There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in early stage or start-up companies. These private businesses tend to be thinly capitalized, small companies that may have higher risk attributes including risky technologies; lack of management depth; lack of profitability; or short history of operations. Because of the speculative nature and the lack of a public market for these investments, there is a significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments may be a complete loss, or unprofitable, and that some which appear to be likely to become successful may never realize their potential due to numerous operational and external market factors. In addition, the accrued interest (if any) associated with the Corporations portfolio investments may also become uncollectible, due to both gradual shifts and sometimes sudden changes in the marketplace, affecting the portfolio companies ability to execute on its business plan. The Corporation has been risk seeking, rather than risk averse, in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

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

VALUATION OF PORTFOLIO INVESTMENTS

         There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the Corporation's established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed Any changes in valuation are recorded in the

Corporation's statement of operations as "Unrealized appreciation (depreciation) on investments."

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

         As of September 30, 2003, the Corporation did not have any off-balance sheet investments or hedging investments.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Corporation's chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, concluded that as of the Evaluation Date the Corporation's disclosure controls and procedures were effective to ensure that material information relating to the Corporation was being made known to them by others within the Corporation, particularly including during the period when this quarterly report was being prepared.

(b) Changes in internal controls over financial reporting. There were no changes in the Corporation's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the Corporation's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

                           (22)     N/A

                           (23)     N/A

                           (24)     N/A

                           (31.1) Certification of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

                           (31.2) Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

                           (32.1) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation - filed herewith

                           (32.2) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. - filed herewith

                           *Management contract or compensatory plan.


                  (b)      REPORTS ON FORM 8-K

                           On July 22, 2003, we furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated July 17, 2003 announcing our earnings results for the second quarter of 2003.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: November 12, 2003

                                     RAND CAPITAL CORPORATION



                                     By: /s/ ALLEN F. GRUM
                                        ---------------------------------------
                                        Allen F. Grum, President



                                     By: /s/ DANIEL P. PENBERTHY
                                        ---------------------------------------
                                        Daniel P. Penberthy, Treasurer


                                     RAND CAPITAL SBIC, L.P.

                                     By:  RAND CAPITAL MANAGEMENT LLC
                                            General Partner

                                     By:  RAND CAPITAL CORPORATION
                                            Member


                                            By: /s/ ALLEN F. GRUM
                                               --------------------------------
                                               Allen F. Grum, President





                                            By: /s/ DANIEL P. PENBERTHY
                                               --------------------------------
                                               Daniel P. Penberthy, Treasurer