Form 10-K
period 2003-12-31
RAND CAPITAL CORP
filed 2004-03-30
CIK 81955

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER: 811-01825
                             ---------------------
                            RAND CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                   NEW YORK                                      16-0961359
       (State or Other Jurisdiction of               (IRS Employer Identification No.)
        Incorporation or organization)




       2200 RAND BUILDING, BUFFALO, NY                             14203
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12B-2 of the Exchange Act) Yes:  Yes [ ]     No [X]

     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $4,637,578 based upon the last sale price as quoted by NASDAQ SmallCap Market on such date.

     As of March 19, 2004 there were 5,718,934 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Corporation's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2004 is incorporated by reference into certain sections of Part III herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            RAND CAPITAL CORPORATION
                        TABLE OF CONTENTS FOR FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................     7
Item 3   Legal Proceedings...........................................     7
Item 4   Submission of Matters to a Vote of Security Holders.........     7

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................     7
Item 6   Selected Financial Data.....................................     8
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    15
Item 8   Financial Statements and Supplementary Data.................    16
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    33
Item 9A  Controls and Procedures.....................................    33

                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........    33
Item 11  Executive Compensation......................................    34
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    34
Item 13  Certain Relationships and Related Transactions..............    34
Item 14  Principal Accounting Fees and Services......................    34

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    34

                                     PART I

ITEM 1.  BUSINESS

     Rand Capital Corporation ("Rand") was incorporated under the law of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under
Section 8(b) of the Investment Company Act of 1940 (the "1940 Act"). On August 16, 2001, Rand filed an election to be treated as a business development company ("BDC") under the 1940 Act, which became effective on the date of filing. On January 16, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., ("Rand SBIC") for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company ("SBIC") application had been approved and licensed by the Small Business Administration ("SBA"). The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

     Throughout its history, the Corporation's principal business has been to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services typically in New York and its surrounding states. The Corporation's principal objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2003 and it is anticipated that will continue in 2004. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC's under the 1940 Act, it provides managerial assistance, often in the form of a board of director's seat, to the developing companies in which it invests.

     The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

     Our website is www.randcapital.com. We make available through our website: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports filed with the Securities and Exchange Commission ("SEC").

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

  LENDING RESTRICTIONS

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

     In addition, at the end of each fiscal year, an SBIC must have at least 20% (in total dollars) invested in "Smaller Enterprises". The SBA defines "Smaller Enterprises" as concerns that (a) do not have a net worth in excess of $6 million and have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged.

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

  SBA LEVERAGE

     The SBA raises capital to enable it to provide funds to SBIC's by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend to SBIC's is determined by annual Congressional appropriations.

     In order to obtain SBA leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA Leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC's license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC's continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage. Under the provisions of the SBIC regulations the Corporation may apply for SBA's conditional commitment to reserve a specific amount of Leverage for future use. The Corporation may then apply to draw down Leverage against the commitment. All SBIC's must obtain a leverage commitment in order to draw leverage from the SBIC. Commitments expire on September 30 of the fourth full fiscal year following issuance and require the payment of a fee equal to 1 percent of the total commitment at the time of issuance. An additional fee equal to 2 percent of the amount drawn is deducted at the time of each draw.

     In July of 2003, the Corporation paid $50,000 to the SBA to reserve $5,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of December 31, 2003, Rand Capital SBIC, LLC had not drawn any leverage from the SBA. In January and February of 2004 the Corporation did draw down $1,000,000 to fund three new investments in portfolio companies.

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

EMPLOYEES

     As of December 31, 2003, the Corporation had four employees.

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

  THE CORPORATION IS SUBJECT TO RISKS CREATED BY ITS REGULATED ENVIRONMENT

     Rand and Rand SBIC are subject to regulation as BDC's, and Rand SBIC is subject to regulation as an SBIC. The loans and other investments that the Corporation makes in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by the Corporation are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

     The Corporation's leverageable capital may include large amounts of debt securities issued through the SBA, and all of the debentures will have fixed interest rates. Until and unless the Corporation is able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, the Corporation's operating results may be adversely affected which may, in turn, depress the market price of the Corporation's common stock.

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

  INVESTMENT IN PRIVATE COMPANIES

     There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies that may lack management depth and have not attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur. Since Rand SBIC became licensed as a debenture SBIC in August of 2002, the Corporation has increased its investment in interest bearing debenture instruments. These instruments typically have a current or deferred interest income component. In addition we also seek to provide stockholders with long-term capital growth through the appreciation in the value of warrants we may receive when we invest in debt securities or through direct investment in equity securities.

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

  VALUATION OF PORTFOLIO INVESTMENTS

     There is typically no public market of equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the Corporation's portfolio are stated at fair value as determined by the good faith estimate of the Corporation's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as "Net increase (decrease) in unrealized appreciation."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable
                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Rand's common stock, par value $0.10 per share ("Common Stock"), is traded on the NASDAQ Small Cap Market ("NASDAQ") under the symbol "RAND." The following table sets forth, for the period indicated, the range of high and low closing prices per share as reported by NASDAQ:

                                                              HIGH     LOW
                    2003 QUARTER ENDING:                      -----   -----
March 31st..................................................  $1.22   $1.00
June 30th...................................................  $1.27   $1.00
September 30th..............................................  $1.30   $1.07
December 31st...............................................  $1.47   $1.02

                                                              HIGH     LOW
                    2002 QUARTER ENDING:                      -----   -----
March 31st..................................................  $1.45   $1.10
June 30th...................................................  $1.44   $1.00
September 30th..............................................  $1.31   $1.00
December 31st...............................................  $1.25   $0.99

     Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no present intention of paying cash dividends in the coming fiscal year.

PROFIT SHARING AND STOCK OPTION PLANS

     In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2003, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

     In July 2001, the Corporation also formed a Non-Employee Director Stock Option Plan. In September 2003, the Corporation terminated the Non-Employee Director Plan and withdrew its application to the SEC regarding its exemption application for the Non-Employee Director Plan under the requirements of Section 57(n). No shares had been issued under the plan.

     The Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the "1940 Act"). There were no contributions to the profit sharing plan for 2003 and 2002.

     On March 19, 2004, the Corporation had a total of 981 shareholders, which included 132 record holders of its common stock, and an estimated 849 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market through the period ending October 16, 2004. During 2003 the Corporation repurchased 19,700 shares at a total cost of $21,502. Through December 31, 2003, the Corporation had repurchased a total of 44,100 shares with a cost of $47,207. No additional shares were repurchased from January 1, 2004 through March 19, 2004.

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

BALANCE SHEET DATA AS OF DECEMBER 31:

                             2003         2002         2001          2000         1999
                          ----------   ----------   -----------   ----------   ----------
Total assets............  $9,385,137   $9,685,673   $10,282,493   $8,441,884   $7,648,947
Total liabilities.......  $  146,649   $   81,039   $   224,209   $   56,187   $   44,204
Net assets..............  $9,238,488   $9,604,634   $10,058,284   $8,385,697   $7,604,743
Net asset value per
  outstanding share.....  $     1.62   $     1.67   $      1.75   $     1.46   $     1.33
Common stock
  shares outstanding....   5,718,934    5,738,634     5,763,034    5,708,034    5,708,034

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:

                             2003         2002         2001          2000         1999
                          ----------   ----------   -----------   ----------   ----------
Investment income.......  $  449,858   $  261,230   $   159,479   $  239,769   $  363,094
Total expenses..........  $  942,799   $  858,305   $   825,765   $  633,403   $  738,803
Net investment loss.....  $ (346,043)  $ (738,046)  $(1,551,001)  $ (109,864)  $ (387,097)
Net realized gain
  (loss) on
  investments...........  $   87,841   $  888,399   $ 3,286,078   $ (296,298)  $  (42,625)
Net (decrease) increase
  in unrealized
  (depreciation)
  appreciation..........  $  (86,441)  $ (578,299)  $   (94,365)  $1,129,416   $ (202,567)
Net (decrease) increase
  in net assets from
  operations............  $ (344,643)  $ (427,946)  $ 1,640,712   $  723,254   $ (632,289)

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

OVERVIEW

     The following discussion will include Rand Capital Corporation ("Rand"), Rand Capital SBIC, L.P., (Rand SBIC), and Rand Capital Management, LLC ("Rand Management"), (collectively, the "Corporation") financial position and results of operations.

     Rand is incorporated under the law of New York and is regulated under the 1940 Act as a business development company ("BDC"). In addition, a wholly-owned subsidiary, Rand Capital SBIC, LP is regulated under the laws of Delaware and the Small Business Administration ("SBA"). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

     The Corporation's primary business is investing in businesses usually through investments in the form of subordinated debt (generally with detachable equity warrants), preferred/common stock or membership interests. We look for small and medium-sized companies that meet certain criteria, including

          1) a highly qualified management team

          2) new or unique products or services with favorable industry and competitive advantage

          3) a potential for growth in cash flow

          4) a potential to realize appreciation in our equity position, if any.

     Our investments in portfolio companies typically range from $250,000 to $1,000,000. We invest either directly in the equity of a company through equity shares or through a debt instrument. Our debt instruments usually have a maturity of not more than five years and have detachable warrants. Interest is either current pay (paid monthly) or deferred.

     In a typical private financing, we review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. We study the industry and competitive landscape and may conduct additional reference checks with customers and suppliers.

     Investment opportunities are identified for the Corporation by the management team. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and from referrals from banks, lawyers, accountants and other members of the financial community. We believe that our reputation in the community and our experience provide a competitive advantage in originating new investments. Throughout our history we have established an extensive network of investment referral relationships.

     Following our initial investment in a Portfolio Company, the Corporation may be requested to make follow-on investments in a company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or otherwise to increase or maintain the Corporation's position in a promising Portfolio Company. The Corporation may also be called upon to provide an additional investment to a Portfolio Company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a Portfolio Company are evaluated on a case-by-case basis.

     We exit our private finance investments generally through the maturation of the debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation's portfolio investments can be critical to the realization of maximizing total return. The Corporation expects to dispose of its equity securities through the private sales of securities to other investors through an outright sale of the company or a merger. The Corporation anticipates its debentures will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the debenture. Economic recessions or downturns could impair our portfolio companies and harm our operating income. The Corporation anticipates generating cash for new investments and operating expenses through SBA leverage draw downs and interest and principal payments from its portfolio concerns.

CRITICAL ACCOUNTING POLICIES

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all of our significant accounting policies, including the critical accounting policies, see Note 1 to the consolidated financial statements in Item 8.

     The increasing complexity of the business environment and applicable authoritative accounting guidance require us to closely monitor our accounting policies. The Corporation has identified three critical accounting policies that require significant judgment. The following summary of our critical accounting policies is intended to enhance your ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.

  VALUATION OF INVESTMENTS

     The most significant estimate inherent in the preparation of the Corporation's consolidated financial statements is the valuation of its investments and the related unrealized appreciation or depreciation. The Corporation has adopted the SBA's valuation guidelines for SBIC's which describes the policies and procedures used in valuing investments.

     Investments are stated at fair value as determined in good faith by the Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for our investments. The Board of Directors considers fair value to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. The Corporation analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the favorable or unfavorable differences could be material.

     In the valuation process, the Corporation uses financial information received monthly, quarterly, and annually from its portfolio companies which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial information supplied by the portfolio companies management. . This information is used to determine financial condition, performance, and valuation of the portfolio investments. Valuation should be reduced if a company's performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.

     Another key factor used in valuing the equity investments is recent arms-length equity transactions entered into by the investment company that the Corporation utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to those of the Corporation and the impact on these variations as it relates to market value may be impossible to quantify.

     Any changes in estimated fair value are recorded in our statement of operations as "Net increase (decrease) in unrealized (depreciation) appreciation."

  REVENUE RECOGNITION (INTEREST INCOME)

     Interest income from portfolio debentures is recorded on an accrual basis to the extent that such amounts are expected to be collected. Interest on debt securities is not accrued if we have doubt about interest collection, and a reserve for possible losses on interest receivable is created, if appropriate. Collection may be considered doubtful if among other things, the company is delinquent in payment of interest, it is in default under the investment agreement or it appears that its future estimated cash will be insufficient to make the required interest payments.

  DEFERRED TAX ASSETS

     The deferred tax assets are primarily related to future tax benefits associated with the utilization of the Corporations net operating loss carryforwards (NOL's). The realization of these deferred tax assets is dependent on the Corporation generating sufficient taxable income through operations and realization of gains on its investments to utilize these NOL's. Management has determined that a valuation allowance is not required based upon future estimated income and historical significant gains realized on the liquidation of its portfolio investment. In the event that management's estimates or expectations regarding its future profitability do not come to fruition, the Corporation may be required to record a valuation allowance against the deferred tax asset.

FINANCIAL CONDITION

     The Corporation's total consolidated assets decreased by ($300,536) or (3%) to $9,385,137 and its net assets decreased by ($366,146) or (4%) to $9,238,488 at December 31, 2003, versus $9,685,673 and $9,604,634 at December 31, 2002, respectively.

     The decrease in total assets and net assets can be attributed to operating losses, the revaluation of our investment and interest receivable in Somerset Gas Transmission Company, LLC (Somerset) and the realized and unrealized gain on investments. The net investment loss of ($346,043) was offset by a realized gain of $87,841 and the net increase in unrealized depreciation of ($86,441). The realized gain is comprised of the net gain derived from the sale of 7,500 shares of Advanced Digital Information Corporation ("ADIC") stock during 2003 at an average sale price of $14 and a cost basis of $2.28.

     The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the year-ends indicated.

                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Investments, at cost................................     $7,616,309          $6,225,453
Unrealized (depreciation) appreciation, net.........       (379,310)           (149,266)
                                                         ----------          ----------
Investments at fair value...........................     $7,236,999          $6,076,187
                                                         ==========          ==========

     The increase in investments at cost is due to the $1,359,000 of new investments made in 2003 by the Corporation. In addition, the Corporation converted the accrued interest of Synacor, Inc (Synacor) in the amount of $35,000 and the accrued interest of Ultra-Scan Corporation (Ultra-Scan) in the amount of $24,811 into preferred equity shares of the individual companies. An $200,000 Ultra-Scan loan made in November 2002 was also converted in equity shares in 2003.

     The increase in unrealized depreciation of the investments is primarily attributable to the establishment of a reserve on the Somerset membership interest for ($183,333). This adjustment was done in accordance with the Corporation's established valuation policies. (see "Investment Income" below for further discussion).

     During the first quarter of 2003, the Corporation revalued its equity holdings in UStec, from $50,000 to $25,000, in accordance with the established valuation policies and based on the fact that UStec received a new round of financing from an unrelated SBIC lead investor at a lower valuation.

     The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 77% of net assets at December 31, 2003 and 63% of net assets at December 31, 2002. This increase in this percentage is due to the increase in new investments during 2003.

     The cash and cash equivalents approximated 14% of net assets at December 31, 2003 compared to 32% at December 31, 2002. The decrease in cash as it relates to net assets from December 31, 2003 to December 31, 2002 can be attributed to the $1,359,000 in new investments during the year.

     The effect of the increase in tax net operating loss carryforwards and the change in unrealized depreciation on investments resulted in a net increase in the net deferred tax asset from $112,000 at December 31, 2002 to a net deferred tax asset of $430,000 at December 31, 2003.

RESULTS OF OPERATIONS

  INVESTMENT INCOME

     The Corporation's investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture instruments. Therefore, the Corporation will invest in a mixture of debenture and equity instruments which will provide a current return on a portion of the portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.

  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Total investment income was $449,858 and $261,230 for the years ended December 31, 2003 and 2002, an increase of $188,628 or 72%. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

     Portfolio interest income was $369,517 in 2003 and $145,771 in 2002, an increase of 153%. This increase is attributable to the fact that the 63% or $850,000 of the new 2003 investments originated out of Rand SBIC are in debenture instruments that earn interest income at a blended interest rate of approximately 10%.

     The portfolio interest income for the year ended December 31, 2003 includes $122,914 in accrued interest on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrued interest at a 14% rate subsequent to that date. The Corporation has issued a demand letter to Somerset regarding its repayment, however, as the note is in technical default and is more that 120 days due to non-payment, the Corporation's accounting policies require a 100% reserve to be established for the unpaid interest. In

September 2003, the Corporation established a reserve for the accrued interest of $122,914 and has ceased further accrual of interest under the note. The Corporation has had continuing communications with Somerset, and has been active with its management team throughout the time of the investment, and believes that Somerset will successfully obtain additional financing resulting in the repayment or conversion of the note into a more favorable debt or equity investment. Somerset has advised Rand that its pipeline operations have begun to generate cash flows and that projected short supplies and higher prices for natural gas should continue to improve its financial outlook.

     The dividend and other investment income was $59,371 in 2003 and $16,374 in 2002. This income increased due to an increase in LLC related distributions generated by Topps Meat Company, LLC (Topps) and G-Tec Natural Gas Systems (G-Tec). The Corporations investment agreements with certain pass through entities require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities.

     The remaining interest income from idle cash was $20,970 in 2003 and $99,085 in 2002. The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the ($78,115) decrease in the income from idle cash balances category.

  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Total investment income was $261,230 and $ 159,479 for the years ended December 31, 2002 and 2001, an increase of $101,751 or 64%. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

     Portfolio interest income was $145,771 in 2002 and $118,192 in 2001, an increase of 27,579 or 23%. This increase was due to the higher interest yields on the new investments made in 2002. This income includes investments that have interest accruals that often do not pay a current yield.

     Interest from other investments was $99,085 in 2002 and $29,194 in 2001, an increase of $69,891. This income is derived from interest income on idle cash balances. The cash balances were higher during 2002 due to the sale of ADIC stock in late 2001 and throughout 2002. In addition, most of the investments in portfolio companies occurred in the fourth quarter of 2002, thus the cash balances and the related earned interest income were higher in the year ended December 31, 2002 versus 2001.

     The dividend and other investment income was $16,374 in 2002 and $12,093 in 2001. This income increased due to an increase in LLC related distributions generated by G-Tec.

OPERATING EXPENSES

  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Total operating expenses were $942,799 in 2003 and $858,305 in 2002, an increase of $84,494 or 10%.

     The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense. The expense for the twelve month period ending December 31, 2003 included $122,914 in bad debt expense related to the full reserve against accrued interest receivable for the Somerset investment. This reserve was established in accordance with our established revenue recognition policy discussed above.

     In addition the Corporation increased its provision for future anticipated health benefits for the spouse of a former officer of the Corporation by approximately $26,500 in 2003. Increases in salaries and professional costs contributed to the remaining increase in operating expense for the year ended December 31, 2003. Professional fees increased in the 2003 due to the additional accounting and legal expenses related to the increasingly more complex regulatory environment in which the Corporation operates.

     The operating expenses for 2002 included $135,251 of organizational costs that related to the professional costs incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program. The Corporation became a licensed SBIC in August of 2002.

  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Operating expenses were $858,305 in 2002 and $825,765 in 2001, an increase of $32,540 or 4%.

     The Corporation incurred organizational expenses of $135,251 in 2002 and $81,523 in 2001 that related primarily to professional costs incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program in both 2002 and 2001 and for restructuring the Corporation to a BDC in 2001.

NET INVESTMENT LOSS FROM OPERATIONS

     Net investment loss from operations was ($346,043) in 2003, ($738,046) in 2002 and ($1,551,001) in 2001. The fluctuations from year to year are partly due to the impact of deferred income taxes. The deferred income tax (benefit) expense was ($174,396) in 2003, $162,841 in 2002 and $837,148 in 2001. Deferred
income tax (benefit) expense relates to the net unrealized appreciation (depreciation) of investments And the deferred tax benefits relate to the investment losses from operations.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

     Net realized gains were $87,841 in 2003 and $888,399 in 2002, a decrease of $800,558.

     The realized gain for 2003 resulted from the sale of 7,500 shares of ADIC stock at an average sale price of $14 and an average cost of $2.28.

     The net realized gain for 2002 resulted from the sale of 61,051 shares of ADIC stock with gross proceeds of approximately $1.1 million and a net realized gain of $938,399. The Corporation also realized a loss of ($50,000) for the equity portion of its investment in MemberWare for the year ended December 31, 2002.

  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     Net realized gains were $888,399 in 2002 and $3,286,078 in 2001, a decrease of $2,397,679.

     During the twelve months ended December 31, 2001, the Corporation realized total net gains of $3,286,078, including the $5.3 million gain on the sale of 483,313 shares of its ADIC holdings. Also, during 2001, the Corporation recognized realized losses on several of its holdings, most notably ARIA Wireless Systems, Inc. (ARIA) for ($543,840), Reflection Technology, Inc. for ($500,000), BNKR, Inc. for ($400,000) and TSS Transnet for ($316,401).

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:

     The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For 2003, the net (decrease) was ($344,643), as compared to net (decrease) increase in net assets from operations of ($427,946) in 2002 and $1,640,712 for 2001.

     The net (decrease) in net assets from operations in 2003 can primarily be attributed to the net investment loss of ($346,043). The 2002 net decrease in net assets from operations is due to a net investment loss of ($738,046), a realized gain on investments of $888,399 and a net decrease in unrealized appreciation of investments of ($578,299). The 2001 net increase was caused by the net realized gain of $3,286,078 attributable to the sale of ADIC securities at a gain.

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

     As of December 31, 2003, 2002 and 2001, the Corporation's total liquidity, consisting of cash and cash equivalents, was $1,251,546, $3,092,189 and $5,941,517 respectively.

     As of December 31, 2003 although the Corporation had paid $50,000 to the SBA to reserve $5,000,000 of its approved $10,000,000 leverage, it had not drawn down any of this leverage. Subsequent to year end (as of March 19, 2004) the Corporation borrowed $1,000,000 from the SBIC in the form of 10-year debentures.

     Management expects that it will be necessary to draw down leverage in the next fiscal year from the SBIC in order to fund operations and new investments. Net cash used in operating activities has averaged $675,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at December 31, 2003 coupled with the anticipated SBIC leverage draw downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

     The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2003. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

                                               CASH RECEIPTS DUE BY YEAR
                                  ----------------------------------------------------
                                                                              2008 AND
                                    2004       2005       2006       2007      BEYOND
                                  --------   --------   --------   --------   --------
Anticipated Cash Receipts from
  Portfolio Companies...........  $609,000   $631,000   $850,000   $778,000   $540,000

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table shows the Corporation's contractual obligation at December 31, 2003. The Corporation does not have any long-term debt obligations, capital lease obligations, or other long-term liabilities reflected on its balance sheet.

                                                       PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------
                                                   LESS THAN     1-3      3-5       MORE
                                          TOTAL     1 YEAR      YEARS    YEARS   THAN 5 YRS
                                         -------   ---------   -------   -----   ----------
Operating Lease Obligations (Rent of
  office space)........................  $32,460    $16,080    $16,380    $0         $0
                                         -------    -------    -------    --         --
  TOTAL................................  $32,460    $16,080    $16,380    $0         $0
                                         =======    =======    =======    ==         ==

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

     As of December 31, 2003, the Corporation did not have any off-balance sheet investments or hedging investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

            Statements of Financial Position as of December 31, 2003 and 2002

            Statements of Operation for the three years in the period ended December 31, 2003

            Statements of Cash Flows for the three years in the period ended December 31, 2003

            Statements of Changes in Net Assets for the three years in the period ended December 31, 2003

            Schedule of Portfolio Investments as of December 31, 2003

            Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2003

            Notes to Consolidate Financial Statements

            Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2003

            Independent Auditors' Report's -- Freed Maxick Battaglia, CPA's, PC and Deloitte and Touche, LLP.

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  DECEMBER 31,

                                                                 2003          2002
                                                              -----------   ----------
ASSETS
Investments at fair value (identified cost: 2003
  -$7,616,309, 2002 -- $6,225,453)..........................  $ 7,236,999   $6,076,187
Cash and cash equivalents...................................    1,251,546    3,092,189
Interest receivable (net of allowance 2003 -- $122,914
  (2002 -- $13,167 )........................................      334,734      275,672
Deferred tax asset..........................................      430,000      112,000
Promissory notes receivable.................................       72,330      113,470
Other assets................................................       59,528       16,155
                                                              -----------   ----------
TOTAL ASSETS................................................  $ 9,385,137   $9,685,673
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)
LIABILITIES:
  Accounts payable and accrued expenses.....................  $    93,522   $   42,384
  Income taxes..............................................        6,374        1,989
  Deferred revenue..........................................       46,753       36,666
                                                              -----------   ----------
     Total liabilities......................................      146,649       81,039
                                                              -----------   ----------
STOCKHOLDERS' EQUITY (NET ASSETS):
Common stock, $.10 par; shares authorized -10,000,000;
  issued 5,763,034..........................................      576,304      576,304
Capital in excess of par value..............................    6,973,454    6,973,454
Accumulated net investment (loss)...........................   (4,700,763)  (4,354,719)
Undistributed net realized gain on investments..............    6,662,551    6,574,710
Net unrealized depreciation on investments..................     (225,852)    (139,411)
Treasury stock, at cost, 2003 -- 44,100 shares;
  2002 -- 24,400 shares.....................................      (47,206)     (25,704)
                                                              -----------   ----------
     Net assets (per share 2003 -- $1.62; 2002 -- $1.67)....    9,238,488    9,604,634
                                                              -----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 9,385,137   $9,685,673
                                                              ===========   ==========

                             See accompanying notes

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003         2002          2001
                                                          ---------   -----------   -----------
INVESTMENT INCOME:
  Interest from portfolio companies.....................  $ 369,517   $   145,771   $   118,192
  Interest from other investments.......................     20,970        99,085        29,194
  Dividend and other investment income..................     59,371        16,374        12,093
                                                          ---------   -----------   -----------
                                                            449,858       261,230       159,479
                                                          ---------   -----------   -----------
EXPENSES:
  Salaries..............................................    333,846       317,794       304,520
  Employee benefits.....................................     95,208        77,852        63,690
  Directors' fees.......................................     46,050        32,000        30,000
  Professional fees.....................................    118,916        91,120        59,790
  Stockholders and office operating.....................    105,062       106,725       113,906
  Insurance.............................................     43,000        45,000        26,676
  Corporate development.................................     34,107        38,090        36,891
  Other operating.......................................     43,696        14,473        24,145
                                                          ---------   -----------   -----------
                                                            819,885       723,054       659,618
  Bad debt expense......................................    122,914            --        46,715
  Organizational costs..................................         --       135,251        81,523
  Transaction expense...................................         --            --        37,909
                                                          ---------   -----------   -----------
       Total expenses...................................    942,799       858,305       825,765
                                                          ---------   -----------   -----------
INVESTMENT LOSS BEFORE INCOME TAXES.....................   (492,941)     (597,075)     (666,286)
                                                          ---------   -----------   -----------
  Income tax expense (benefit)..........................     27,498       (21,870)       47,567
  Deferred income tax (benefit) expense.................   (174,396)      162,841       837,148
                                                          ---------   -----------   -----------
NET INVESTMENT LOSS.....................................   (346,043)     (738,046)   (1,551,001)
                                                          ---------   -----------   -----------
Realized and unrealized gain (loss) on investments:
  Net realized gain on sales and dispositions...........     87,841       888,399     3,286,078
                                                          ---------   -----------   -----------
Unrealized appreciation (depreciation) on investments:
     Beginning of year..................................   (149,266)      853,874       974,597
     End of year........................................   (379,311)     (149,266)      853,874
                                                          ---------   -----------   -----------
     Change in unrealized (depreciation) appreciation
       before income taxes..............................   (230,045)   (1,003,140)     (120,723)
     Deferred income (benefit)..........................   (143,604)     (424,841)      (26,358)
                                                          ---------   -----------   -----------
Net increase in unrealized depreciation.................    (86,441)     (578,299)      (94,365)
                                                          ---------   -----------   -----------
NET REALIZED AND UNREALIZED GAINS ON INVESTMENTS........      1,400       310,100     3,191,713
                                                          ---------   -----------   -----------
NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS...  $(344,643)  $  (427,946)  $ 1,640,712
                                                          =========   ===========   ===========
Weighted average shares outstanding.....................  5,722,776     5,759,260     5,762,294
Basic and diluted net (decrease) increase in net assets
  from operations per share.............................  $   (0.06)  $     (0.07)  $      0.28

                             See accompanying notes

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003         2002          2001
                                                         ----------   -----------   -----------
Net assets at beginning of period......................  $9,604,634   $10,058,284   $ 8,385,697
                                                         ----------   -----------   -----------
Net investment (loss)..................................    (346,044)     (738,046)   (1,551,001)
Net realized gain on investments.......................      87,841       888,399     3,286,078
Net increase in unrealized depreciation on
  investments..........................................     (86,441)     (578,299)      (94,365)
                                                         ----------   -----------   -----------
Net (decrease) increase in net assets from
  operations...........................................    (344,644)     (427,946)    1,640,712
                                                         ----------   -----------   -----------
Other changes:
  Purchase of treasury stock...........................     (21,502)      (25,704)           --
  Net proceeds of private stock offerings..............          --            --        31,875
                                                         ----------   -----------   -----------
     Total other changes...............................     (21,502)      (25,704)       31,875
                                                         ----------   -----------   -----------
Net assets at end of year (including accumulated net
  investment loss of $4,700,763, $4,354,718 and
  $3,616,673, respectively)............................  $9,238,488   $ 9,604,634   $10,058,284
                                                         ==========   ===========   ===========

                             See accompanying notes

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003          2002          2001
                                                         -----------   -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (decrease) increase in net assets from
     operations........................................  $  (344,643)  $  (427,946)  $1,640,712
  Adjustments to reconcile net (decrease) increase in
     net assets to net cash used in operating
     activities:
     Depreciation and amortization.....................        8,803         7,443       13,041
     Interest receivable allowance.....................      122,914            --       (8,562)
     Decrease in unrealized appreciation of
       investments.....................................      230,045     1,003,140       94,365
     Change in deferred taxes..........................     (318,000)     (262,000)     810,790
     Net realized gain on portfolio investments........      (87,841)     (888,399)  (3,286,078)
     Non-cash conversion of debenture interest.........      (69,811)      (16,766)          --
     Changes in operating assets and liabilities:
       Increase in interest receivable.................     (181,976)     (107,828)     (22,502)
       Decrease in other assets........................           --           517        2,489
       Increase in deferred revenue....................       10,087        36,666           --
       Increase (decrease) in accounts payable and
          other accrued liabilities....................       55,936       (29,836)      18,022
                                                         -----------   -----------   ----------
          Total adjustments............................     (229,843)     (257,063)  (2,378,435)
                                                         -----------   -----------   ----------
          Net cash used in operating activities........     (574,486)     (685,009)    (737,723)
                                                         -----------   -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments originated...............................   (1,359,000)   (3,300,000)    (338,725)
  Proceeds from sale of portfolio investments..........      104,301     1,136,729    6,653,474
  Proceeds from loan repayments........................       62,011        37,135       35,395
  Capital expenditures.................................       (1,967)      (12,479)      (6,931)
                                                         -----------   -----------   ----------
          Net cash (used in) provided by investing
            activities.................................   (1,194,655)   (2,138,615)   6,343,213
                                                         -----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of SBA commitment...........................      (50,000)           --           --
  Proceeds from issuance of stock......................           --            --       31,875
  Purchase of treasury stocks..........................      (21,502)      (25,704)          --
                                                         -----------   -----------   ----------
          Net cash (used in) provided by financing
            activities.................................      (71,502)      (25,704)      31,875
                                                         -----------   -----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...   (1,840,643)   (2,849,328)   5,637,365
CASH AND CASH EQUIVALENTS:
  Beginning of year....................................    3,092,189     5,941,517      304,152
                                                         -----------   -----------   ----------
  End of year..........................................  $ 1,251,546   $ 3,092,189   $5,941,517
                                                         ===========   ===========   ==========

                             See accompanying notes

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                               DECEMBER 31, 2003

                                                                  DATE
                                                                ACQUIRED    EQUITY                  VALUE
COMPANY AND BUSINESS                   TYPE OF INVESTMENT         (b)        (c)        COST         (d)
--------------------                -------------------------  ----------   ------   ----------   ----------
ADIC (NASDAQ:ADIC)*_                2,000 common shares.        5/11/2001      <1%   $    4,544   $   28,000
Redmond, WA. Manufactures data
storage systems and specialized
storage management software.

CONTRACT STAFFING                   10,000 shares Series A 8%   11/8/1999      10%      100,000      100,000
Buffalo, NY. PEO providing human    cumulative preferred
resource administration for small   stock.
businesses.
www.contract-staffing.com

DATAVIEW, LLC                       5% membership interest.     10/1/1998       5%      310,357      155,179
Mt. Kisco, NY. Designs, develops
and markets browser based software
for investment professionals.
www.marketgauge.com

G-TEC NATURAL GAS SYSTEMS (e)       41.67% Class A membership   8/31/1999      42%      300,000      300,000
Buffalo, NY. Manufactures and       interest. 8% cumulative
distributes systems that allow      dividend.
natural gas to be used as an
alternative fuel to gases.
www.gas-tec.com

KIONIX, INC. (g)                    2,862,091 shares Series A   5/17/2002       2%    1,000,000    1,000,000
Ithaca, NY. Develops innovative     preferred stock.
MEMS based technology
applications. www.kionix.com

MINRAD, INC.                        677,980 common shares.       8/4/1997       3%      919,422      508,500
Buffalo, NY. Developer of acute     Stock option - 10,000
care devices and anesthetics.       shares common.
www.minrad.com

NEW MONARCH MACHINE TOOL, INC.      $500,000 note at 12%        9/24/2003      12%      479,545      479,545
(g)(e)                              payable monthly through
Cortland, NY. Manufactures and      September 24, 2006.
services vertical/horizontal        Warrant for 11.59 shares
machining centers.                  of common stock.
www.monarchmt.com

PHOTONIC PRODUCTS GROUP INC.*       100 shares convertible     10/31/2000      <1%      125,000      105,000
(FORMERLY INRAD, INC.) (OTC:        Series B preferred stock,
PHPG.OB)                            10% dividend. 10,000
Northvale, NJ. Develops and         shares common stock.
manufactures products for laser
photonics industry. www.inrad.com

RAMSCO(g) (e)                       $750,000 note at 13% due   11/19/2002       7%      750,000      750,000
Albany, NY. Distributor of water,   November 18, 2007.
sanitary, storm sewer and           Warrant to purchase 6.5%
specialty construction materials    of common shares.
to the contractor, highway, and
municipal markets. www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY,  $900,000 convertible note   7/10/2002      <1%      900,000      900,000
LLC                                 at 14% due on demand
Buffalo, NY. Natural gas            after January 15, 2003.
transportation company.             0.88 membership units.

                             See accompanying notes

                            RAND CAPITAL CORPORATION
          CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS - (CONTINUED)
                               DECEMBER 31, 2003

                                                                  DATE
                                                                ACQUIRED    EQUITY                  VALUE
COMPANY AND BUSINESS                   TYPE OF INVESTMENT         (b)        (c)        COST         (d)
--------------------                -------------------------  ----------   ------   ----------   ----------
SYNACOR, INC. (g)                   $350,000 convertible note  11/18/2002       4%      385,000      389,337
Buffalo, NY. Develops provisioning  at 10% due November 18,
platforms for aggregation and       2007. 14,957 Series A
delivery of content for broadband   preferred shares.
access providers. www.synacor.com   Warrants for 149,573
                                    common shares

TOPPS MEAT COMPANY, LLC (g)(e)      Preferred A and Class A        4/3/03       3%      259,000      259,000
Elizabeth, NJ. Producer and         common membership
supplier of premium branded frozen  interest
hamburgers and other portion
controlled meat products.

ULTRA-SCAN CORPORATION              504,596 common shares,     12/11/1992       3%      734,164    1,072,174
Amherst, NY. Biometrics             107,104 Series A-1
application developer of            preferred shares.
ultrasonic fingerprint technology.  Warrants for 142,276
www.ultra-scan.com                  common shares.

USTEC, INC. (e)                     $100,000 note at 5% due     6/26/1998      <1%      300,500      325,000
Victor, NY. Markets digital wiring  February 2006. 50,000
systems for new home construction.  common shares. Warrants
www.ustecnet.com                    for 139,395 common
                                    shares. (g) $200,000
                                    Senior Subordinated
                                    Convertible Debenture at
                                    6% due February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS   Preferred Units - 2,673    12/16/1999      <1%      270,000      270,000
(e)                                 units with warrants, 14%
Philadelphia, PA. Leases and sells  accrued distribution
high-end modular space solutions.   rate.
www.vanguardmodular.com

WINEISIT.COM CORP. (g)              $500,000 Senior            12/18/2002       2%      500,000      500,000
Amherst, NY. Marketing company      Subordinated note at 10%
specializing in customer loyalty    due December 17, 2009.
programs supporting the wine and    Warrants to purchase
spirit industry. www.wineisit.com   100,000 shares Class B
                                    common stock.
Other Investments                   Other                         Various      --       278,777       95,264
                                                                                     ----------   ----------
                                    Total portfolio                              (f) $7,616,309   $7,236,999
                                    investments
                                                                                     ==========   ==========

                             See accompanying notes

                            RAND CAPITAL CORPORATION
          CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS - (CONTINUED)
                               DECEMBER 31, 2003

            NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by para.) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2003 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c) The equity percentages estimate the Corporation's ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA's, PC has not audited the equity percentages of the portfolio companies. The symbol "<1%" indicates that the Company holds equity interest of less than one percent.

(d) The Corporation has adopted the SBA's valuation guidelines for SBIC's which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f) Income Tax Information - As of December 31, 2003, the aggregate cost of investment securities approximated $7.616 million. Net unrealized depreciation aggregated approximately $379,000, of which $390,000 related to appreciated investment securities and $769,000 related to depreciated investment securities.

(g) Rand Capital SBIC, L.P. investment

 *  Publicly-owned Company

                             See accompanying notes

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
                SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
                       FIVE YEARS ENDED DECEMBER 31, 2003

     Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                     2003         2002         2001          2000         1999
                                  ----------   ----------   -----------   ----------   ----------
INCOME FROM INVESTMENT
  OPERATIONS (1):
  Investment income.............  $     0.08   $     0.05   $      0.02   $     0.04   $     0.06
  Expenses......................        0.16         0.15          0.14         0.11         0.13
                                  ----------   ----------   -----------   ----------   ----------
  Investment (loss) before
     income taxes...............       (0.08)       (0.10)        (0.12)       (0.07)       (0.07)
  Income tax expense
     (benefit)..................       (0.03)        0.03          0.15        (0.05)          --
                                  ----------   ----------   -----------   ----------   ----------
  Net investment (loss).........       (0.05)       (0.13)        (0.27)       (0.02)       (0.07)
  Net realized and unrealized
     gain (loss) on
     investments................        0.00         0.05          0.55         0.14        (0.04)
  Net proceeds from private
     stock offering.............        0.00         0.00          0.01         0.01         0.00
                                  ----------   ----------   -----------   ----------   ----------
  (Decrease) increase in net
     asset value................       (0.05)       (0.08)         0.29         0.13        (0.11)
Net asset value, beginning of
  year..........................        1.67         1.75          1.46         1.33         1.44
                                  ----------   ----------   -----------   ----------   ----------
Net asset value, end of year....  $     1.62   $     1.67   $      1.75   $     1.46   $     1.33
                                  ==========   ==========   ===========   ==========   ==========
Per share market value, end of
  year..........................  $     1.45   $     1.03   $      1.27   $     2.19   $     1.72
                                  ==========   ==========   ===========   ==========   ==========
Total return based on market
  value.........................        40.8%       (18.9)%       (42.0)%       27.3%       120.1%
Total return based on net asset
  value.........................        (3.8)%       (4.6)%        19.9%        10.3%        (7.7)%
SUPPLEMENTAL DATA:
  Ratio of expenses before
     income taxes to average net
     assets.....................       10.01%        8.73%         8.95%        7.92%        9.33%
  Ratio of expenses including
     taxes to average net
     assets.....................        8.45%       10.16%        18.55%        4.37%        9.47%
  Ratio of net investment (loss)
     to average net assets......       (3.67)%      (7.51)%      (16.82)%      (1.37)%      (4.89)%
  Portfolio turnover............        24.3%        65.4%          6.3%        26.2%        15.0%
  Net assets end of year........  $9,238,488   $9,604,634   $10,058,284   $8,385,697   $7,604,743
  Weighted average shares
     outstanding at end of
     year.......................   5,722,776    5,759,260     5,762,294    5,746,776    5,708,034

---------------

(1) Per share data are based on weighted average shares outstanding.

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 2003
NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS - Effective August 16, 2002, Rand Capital Corporation ("Rand") made an election, following an authorized vote of its stockholders to become a Business Development Company, or "BDC". Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940.

     Rand continues to operate as a publicly-held venture capital company, listed on the NASDAQ Small Cap Market under the symbol "RAND". Rand was founded in 1969 and is headquartered in Buffalo, New York. Rand's investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States.

     During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management), also a wholly-owned subsidiary, was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital." On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investment's in portfolio companies. As of December 31, 2003, the Corporation had not drawn down on its leverage commitments. (see Note 8)

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the "Corporation". All intercompany accounts and transactions have been eliminated in consolidation. For fiscal 2001, prior to the formation of Rand SBIC and Rand Management, Rand Capital Corporation was a stand-alone entity.

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

     Certain investment agreements require the companies to meet certain financial and non-financial covenants. At December 31, 2003 certain of the portfolio investments were in violation of the covenants, or are delinquent as to required principal due. Management of the Corporation is pursuing compliance and will consider, based upon available information, the appropriateness of the carrying value of the investment.

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

     REVENUE RECOGNITION -- INTEREST INCOME - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     DEFERRED DEBENTURE COSTS - SBA debenture costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures.

     ORGANIZATIONAL COSTS - During 2002 and 2001, the Corporation expensed $216,774 in legal and accounting related services in conjunction with the formation of its wholly-owned subsidiary Rand SBIC and the creation of a Business Development Company. There were no expenses incurred during the year ended December 31, 2003.

     NET ASSETS PER SHARE - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

     SUPPLEMENTAL CASH FLOW INFORMATION - Income taxes paid (refunded) for fiscal 2003, 2002 and 2001 was $19,626, $(18,230) and $8,567, respectively.
During 2003, the Corporation converted a debt investment in the amount of $200,000 into an equity investment.

     CONCENTRATION OF CREDIT AND MARKET RISK - Financial instruments that potentially subject the Corporation to concentrations of credit risk consisted of cash and cash equivalents. Cash is invested with banks in amounts, which, at times, exceed insurable limits.

     As of December 31, 2003, 51% of the Corporation's total investment value was held in five notes and equity securities. As of December 31, 2002, 47% of the Corporation's total investment value was held in four notes and equity securities.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. - PROMISSORY NOTES RECEIVABLE

     In January 2001, the Corporation received promissory notes from certain principals of its former portfolio companies. Principal payments commenced in January 2001. Interest, at the rate of 12%, will accrue during the term of the promissory notes and will be waived by the Corporation if the payers meet certain of the promissory note's provisions. Through December 31, 2003, the provisions have been met and the interest has been waived. Principal installments due subsequent to December 31, 2003 are as follows: 2004 -$31,400; and 2005 - $40,930.

NOTE 3. - INCOME TAXES

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

     The tax effect of the major temporary difference and carryforwards that give rise to the Corporation's net deferred tax (liabilities) assets at December 31, 2003 and 2002 are as follows:

                                                                2003       2002
                                                              --------   --------
Operations..................................................  $(28,000)  $(79,000)
Investments.................................................   153,000     62,000
Net operating loss carryforwards............................   305,000    129,000
                                                              --------   --------
Deferred tax assets, net....................................  $430,000   $112,000
                                                              ========   ========

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The net deferred tax assets (liabilities) are presented in the statements of financial position as follows:

                                                                  2003         2002
                                                                ---------   ----------
Deferred tax assets - current................................   $ 572,000   $  254,000
Deferred tax liabilities - current...........................    (142,000)    (142,000)
                                                                ---------   ----------
Deferred tax assets, net.....................................   $ 430,000   $  112,000
                                                                =========   ==========

     The components of income tax (benefit) expense reported in the statements of operations are as follows:

                                                      2003        2002         2001
                                                    ---------   ---------   ----------
Current:
  Federal.........................................  $       -   $ (34,243)  $   34,000
  State...........................................     27,498      12,373       13,567
                                                    ---------   ---------   ----------
                                                       27,498     (21,870)      47,567
                                                    ---------   ---------   ----------
Deferred:
  Federal.........................................   (260,000)   (193,098)     575,215
  State...........................................    (58,000)    (68,902)     235,575
                                                    ---------   ---------   ----------
                                                     (318,000)   (262,000)     810,790
                                                    ---------   ---------   ----------
Total.............................................  $(290,502)  $(283,870)  $  858,357
                                                    =========   =========   ==========

     A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

                                                      2003        2002         2001
                                                    ---------   ---------   ----------
Net investment (loss) income and realized gain
  (loss) before income tax expense (benefit)......  $(635,145)  $(711,816)  $2,499,069
                                                    =========   =========   ==========
Expected tax (benefit) at statutory rate..........  $(215,950)  $(242,017)  $  850,706
State - net of federal effect.....................    (38,110)    (37,310)     164,434
Other.............................................    (36,442)     (4,543)     (12,083)
Valuation allowance...............................          -           -     (144,700)
                                                    ---------   ---------   ----------
  Total...........................................  $(290,502)  $(283,870)  $  858,357
                                                    =========   =========   ==========

     Deferred income tax (benefit) expense of approximately $(143,000), $(62,000) and $363,000 at December 31, 2003, 2002 and 2001, respectively, relate to net unrealized appreciation (depreciation) of investments. Such appreciation (depreciation) is not included in taxable income until realized.

     At December 31, 2003 and 2002, the Corporation had a federal net operating loss carryforward of approximately $715,000 and $379,000, respectively, which expire commencing in 2007. For state tax purposes the Corporation has a net operating loss carryforward of approximately $339,000 which expire commencing 2018. At December 31, 2001, the Corporation had a state net operating loss carryforward of $230,000 which was utilized in 2002.

     At December 31, 1999, the Corporation had established a valuation allowance against the deferred tax asset in the event the tax asset may not be realized prior to its expiration. The entire valuation allowance was reversed and taken into the net increase in net assets from operations in 2001.

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4. - STOCKHOLDERS' EQUITY (NET ASSETS)

     At December 31, 2003 and 2002, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     On January 18, 2001, the Corporation sold 15,000 shares of common stock through a private stock offering at $2.125 per share.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market which was extended through October 16, 2004. During the year ended December 31, 2003 the Corporation purchased 19,700 shares for the treasury at a cost of $21,502. During the period July 15, 2002 through December 31, 2002 the Corporation purchased 24,400 shares for the treasury at a cost of $25,704.

     Summary of change in equity accounts:

                                               ACCUMULATED   UNDISTRIBUTED    NET UNREALIZED
                                                   NET        NET REALIZED     APPRECIATION
                                               INVESTMENT    GAIN (LOSS) ON   (DEPRECIATION)
                                                  LOSS        INVESTMENTS     ON INVESTMENTS
                                               -----------   --------------   --------------
Balance, January 1, 2001.....................  $(2,065,672)    $2,400,233       $ 533,253
Net (decrease) increase in net assets from
  operations.................................   (1,551,001)     3,286,078         (94,365)
                                               -----------     ----------       ---------
Balance, December 31, 2001...................   (3,616,673)     5,686,311         438,888
Net (decrease) increase in net assets from
  operations.................................     (738,046)       888,399        (578,299)
                                               -----------     ----------       ---------
Balance, December 31, 2002...................  $(4,354,719)    $6,574,710       $(139,411)
Net (decrease) increase in net assets from
  operations balance.........................     (346,043)        87,841         (86,441)
                                               -----------     ----------       ---------
Balance, December 31, 2003...................  $(4,700,762)    $6,662,551       $(225,852)
                                               ===========     ==========       =========

                                                         COMMON STOCK        CAPITAL IN
                                                     --------------------   EXCESS OF PAR
                                                      SHARES      AMOUNT        VALUE
                                                     ---------   --------   -------------
Balance, January 1, 2001...........................  5,748,034   $574,804    $6,943,079
Common stock issue.................................     15,000      1,500        30,375
                                                     ---------   --------    ----------
Balance, December 31, 2001.........................  5,763,034    576,304     6,973,454
Common stock issued................................          -          -             -
                                                     ---------   --------    ----------
Balance, December 31, 2002.........................  5,763,034    576,304     6,973,454
Common stock issued................................          -          -             -
                                                     ---------   --------    ----------
Balance December 31, 2003..........................  5,763,034   $576,304    $6,973,454
                                                     =========   ========    ==========

NOTE 5. - STOCK OPTION PLANS

     In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2003, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

                            RAND CAPITAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In July 2001, the Corporation also formed a Non-Employee Director Plan. In September 2003, the Corporation withdrew its application to the SEC regarding its exemption application for the Non-Employee Director Plan under these same requirements of Section 57(n). No shares had been issued under the plan.

NOTE 6. - EMPLOYEE BENEFIT PLANS

     The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Pension plan expense was $18,379, $18,079 and $18,041 in 2003, 2002 and 2001, respectively.

     In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the "1940 Act"). There were no contributions to the Plan for 2003 and 2002.

NOTE 7. - COMMITMENTS AND CONTINGENCIES

     The Corporation has an agreement, which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2003 and 2002 was $43,090 and $21,952, respectively. During 2003, the Corporation increased its provision for future anticipated health benefits by approximately $26,000.

     The Corporation has a lease for office space which expires December 2005. Rent expense under this operating lease was approximately $16,000 for the year ended December 31, 2003 ($15,000 - 2002 and 2001). Future operating lease obligation for 2004 and 2005 amount to approximately $16,000 per year.

NOTE 8. - SUBSEQUENT EVENTS

     Subsequent to the year ended December 31, 2003, the Corporation made two investments totaling $1,400,000 and borrowed $500,000 from the SBA.

NOTE 9. - QUARTERLY OPERATIONS AND EARNINGS DATA - UNAUDITED

                                                      4TH         3RD        2ND        1ST
                                                    QUARTER     QUARTER    QUARTER    QUARTER
                                                    --------   ---------   --------   --------
2003
Investment income.................................  $ 81,994   $ 146,111   $109,740   $112,013
Net decrease in net assets from operations........   (37,659)   (181,356)   (37,614)   (88,014)
Basic and diluted net decrease in net assets from
  operations per share............................     (0.01)      (0.03)     (0.01)     (0.02)
2002
Investment income.................................  $ 79,912   $  57,321   $ 57,321   $ 66,676
Net increase (decrease) in net assets from
  operations......................................    13,276    (422,157)   (66,425)    47,360
Basic and diluted net increase (decrease) in net
  assets from operations per share................      0.00       (0.07)     (0.01)      0.00

                   RAND CAPITAL CORPORATION AND SUBSIDIARIES
               SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
                             COST AND REALIZED GAIN

                          YEAR ENDED DECEMBER 31, 2003

                                                                 COST
                                                               INCREASE    REALIZED
                                                              (DECREASE)     GAIN
                                                              ----------   --------
NEW AND ADDITIONS TO PREVIOUS INVESTMENTS
  New Monarch Machine Tool, Inc. ...........................  $  500,000
  Topps Meat Company, LLC...................................     259,000
  Kionix, Inc. .............................................     250,000
  Ultra-Scan Corporation....................................     224,811
  US Tec, Inc. .............................................     200,000
  RAMSCO....................................................     150,000
  Synacor, Inc. ............................................      35,000
                                                              ----------
                                                               1,618,811
                                                              ----------
INVESTMENTS SOLD/LIQUIDATION
ADIC........................................................     (17,083)  $87,841
                                                              ----------   -------
OTHER CHANGES
Debenture repayments, distributions and other...............    (210,872)        -
                                                              ----------   -------
NET CHANGE IN INVESTMENTS AT COST AND REALIZED GAIN.........  $1,390,856   $87,841
                                                              ==========   =======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

     We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the "Corporation") as of December 31, 2003, including the consolidated schedule of portfolio investments as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in net assets for the year then ended, and the selected per share data and ratios for each of the five years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audit. The consolidated financial statements of the Corporation for the years ended December 31, 2002 and 2001 were audited by other auditors whose reports dated January 13, 2003 and January 11, 2002 (February 1, 2002 - Note 9), expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination and confirmation of securities owned as of December 31, 2003. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2003, and the results of their operations, their cash flows and the changes in their net assets for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $7,236,999 (77% of net assets) and $6,076,187 (63% of net assets) as of December 31, 2003 and 2002, respectively, include securities valued at $7,208,999 and $6,012,442, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and those favorable or unfavorable differences could be material.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized gain is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Freed Maxick & Battaglia, CPA's, PC

Buffalo, New York
January 16, 2004

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Rand Capital Corporation
Buffalo, New York

     We have audited the accompanying consolidated statement of financial position of Rand Capital Corporation and subsidiary (the "Corporation") as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in net assets for each of the two years in the period ended December 31, 2002, and the selected per share data and ratios for each of the four years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2002, the results of their operations, their cash flows and the changes in their net assets for each of the two years in the period ended December 31, 2002, and the selected per share data and ratios for each of the four years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

     As explained in Note 1, the financial statements include securities valued at $6,012,442 (63% of net assets) as of December 31, 2002 whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable fair values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of fair value of such securities and have inspected underlying documentation. In our opinion, those procedures are reasonable, and the documentation is appropriate to determine the securities' estimated fair values. The estimated valuations, however, are not necessarily indicative of the amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.

/s/ Deloitte & Touche LLP

Buffalo, New York
January 13, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Corporation's Audit Committee, at a meeting held on December 11, 2003, selected Freed Maxick & Battaglia, CPA's PC (Freed) as the independent auditors for the fiscal year ending December 31, 2003.

     The previous independent accountants of the Corporation, Deloitte & Touche LLP (Deloitte) communicated to the Corporation on September 22, 2003 that although they would be willing to conduct the audit of the Corporation for the year ended December 31, 2003, they would not continue as Rand's independent accountant subsequent to that date. The Audit Committee dismissed Deloitte as the Corporation's independent accountant's on December 11, 2003.

     The reports of Deloitte on the Corporation's financial statements for each of the two fiscal years ended December 31, 2002 and 2001 do not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two most recent fiscal years ended December 31, 2002 and 2001, and the subsequent interim period preceding the date of Deloitte's dismissal, there have been no disagreements between the Corporation and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreements in its reports on the Corporation's financial statements. Also, during the aforementioned period, there occurred no "reportable events" within the meaning of Item 304(a)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

     Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" provided in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2004, to be filed under Regulation 14A (the "2004 Proxy Statement").

     The Corporation has adopted a written code of ethics and officer Code of Ethics that applies to our principal executive officer, principal financial officer, and controller and a Business Ethics Policy applicable to the Corporation's directors, officers and employees. Information in response to this
Item is incorporated herein by reference to the information under the heading "COMMITTEES AND MEETING DATA" and the section labeled "Code of Business Conduct and Ethics" provided in the Corporation's 2004 Proxy Statement. The Corporations Code of Ethics and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation's website located at randcapital.com.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading "COMMITTEES AND MEETING DATA," "COMPENSATION" and "DIRECTOR COMPENSATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is incorporated herein by reference to the information provided in the 2004 Proxy Statement under the heading "BENEFICIAL OWNERSHIP OF SHARES."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no relationships or transactions within the meaning of this item during the year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information concerning audit committee's pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation's 2004 Proxy Statement under the heading "COMMITTEES AND MEETING DATA" and the section labeled "Audit Committee", "Independent Accountant Fees" and "AUDIT COMMITTEE REPORT".

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report and included in Item 8:

          (1) CONSOLIDATED FINANCIAL STATEMENTS

          Statements of Financial Position as of December 31, 2003 and 2002

          Statements of Operations for the three years in the period ended
           December 31, 2003

          Statements of Cash Flows for the three years in the period ended
           December 31, 2003

          Statements of changes in Net Assets for the three years in the period ended December 31, 2003

          Schedule of Portfolio Investments as of December 31, 2003

          Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2003

          Notes to Consolidated Financial Statements

          Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2003

          Independent Auditor's Report's

          (2) FINANCIAL STATEMENT SCHEDULES There were no schedules required to be filed as part of this report

     (b) Reports on Form 8-K

          On February 4, 2004, the Corporation furnished a Current Report on Form 8-K attaching our press release dated February 4, 2004 announcing our earnings results and net asset value for the fiscal year ended December 31, 2003.

          On December 17, 2003 the Corporation filed a Current Report on Form 8-K detailing the change in the Company's Certifying Accountant as Deloitte & Touche LLP was dismissed and Freed Maxick & Battaglia, CPA's PC was engaged.

          On November 18, 2003 the Corporation furnished a Current Report on Form 8-K attaching our press release dated November 13, 2003 announcing our earnings results and net asset value for the quarter ended September 30, 2003.

     (c) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

      (3)(i) Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22,
               1997.
      (3)(ii) By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange
               Commission on April 22, 1997.
      (4) Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
      (10.1)   Employee Stock Option Plan - incorporated by reference
               Appendix B to the Corporation's definitive Proxy Statement filed on June 1, 2002.*
      (10.3)   Agreement of Limited Partnership for Rand Capital SBIC,
               L.P. - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed for the year ended December
               31, 2001.
      (10.4)   Certificate of Formation of Rand Capital SBIC,
               L.P. - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed for the year ended December
               31, 2001.
      (10.5)   Limited Liability Corporation Agreement of Rand Capital
               Management, LLC - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed for the year ended
               December 31, 2001.
      (10.6)   Certificate of Formation of Rand Capital Management,
               LLC - incorporated by reference to Exhibit 10.3 to the Corporation's Form 10-K filed for the year ended December
               31, 2001.
      (10.7) Computation of Per Share Earnings is set forth under Item 8 of this report.
      (10.8)   Profit Sharing Plan - incorporated by reference to Exhibit
               10.8 to the Corporation's Form 10-K filed for the year ended
               December 31, 2002.*
      (21)     Subsidiaries of the Corporation - filed on the Corporation's
               Form 10-K filed December 31, 2001.
      (31.1)   Certification of Chief Executive Officer Pursuant to Rules
               13a-14(a)/15d-14(a) under the Securities Exchange Act of
               1934, as amended-filed herewith
      (31.2)   Certification of Chief Financial Officer Pursuant to Rules
               13a-14(a)/15d-14(a) under the Securities Exchange Act of
               1934, as amended - filed herewith
      (32.1)   Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002 - Rand Capital Corporation - filed herewith
      (32.2)   Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002 - Rand Capital SBIC, L.P. - filed herewith

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

                   SIGNATURE                                     TITLE
                   ---------                                     -----
(i) PRINCIPAL EXECUTIVE OFFICER:
/s/ ALLEN F. GRUM                                              President                March 26, 2004
------------------------------------------------
Allen F. Grum

(ii)  PRINCIPAL ACCOUNTING & FINANCIAL OFFICER:

/s/ DANIEL P. PENBERTHY                                        Treasurer                March 26, 2004
------------------------------------------------
Daniel P. Penberthy

(iii) DIRECTORS:

/s/ ALLEN F. GRUM                                               Director                March 26, 2004
------------------------------------------------
Allen F. Grum

/s/ LUIZ F. KAHL                                                Director                March 26, 2004
------------------------------------------------
Luiz F. Kahl

/s/ ERLAND E. KAILBOURNE                                        Director                March 26, 2004
------------------------------------------------
Erland E. Kailbourne

/s/ ROSS B. KENZIE                                              Director                March 26, 2004
------------------------------------------------
Ross B. Kenzie

/s/ WILLIS S. MCLEESE                                           Director                March 26, 2004
------------------------------------------------
Willis S. McLeese

/s/ REGINALD B. NEWMAN II                                       Director                March 26, 2004
------------------------------------------------
Reginald B. Newman II

/s/ JAYNE K. RAND                                               Director                March 26, 2004
------------------------------------------------
Jayne K. Rand