Form 10-Q
period 2004-03-31
RAND CAPITAL CORP
filed 2004-05-14
CIK 81955

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _______

COMMISSION FILE NUMBER: 811-01825

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

         (Registrant's Telephone No. Including Area Code) (716) 853-0802

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes: [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act) Yes: [ ] No [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 10, 2004): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS (Unaudited)

             Consolidated Statements of Financial Position as of March 31, 2004 and December 31, 2003

             Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

             Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

             Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2004 and 2003

             Consolidated Schedule of Portfolio Investments as of March 31, 2004

             Notes to Consolidated Financial Statements

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

      ITEM 5. Other Information

      ITEM 6. Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2004            2003
                                                                           ------------    ------------
ASSETS
Investments at fair value (identified cost:
      at 3/31/2004 - $9,501,979, at 12/31/2003 - $7,616,309)               $  9,111,634    $  7,236,999
Cash and cash equivalents                                                       220,341       1,251,546
Interest receivable (net of allowance of $122,914
      at 12/31/2003)                                                            513,879         334,734
Deferred tax asset                                                              405,000         430,000
Income Tax Receivable                                                             7,459               -
Promissory notes receivable                                                      64,900          72,330
Other assets                                                                    136,355          59,528
                                                                           ------------    ------------
TOTAL ASSETS                                                               $ 10,459,568    $  9,385,137
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses                                      $     76,856    $     93,522
Income taxes payable                                                                  -           6,374
Deferred revenue                                                                 85,347          46,753
Debentures guaranteed by the SBA                                              1,000,000               -
                                                                           ------------    ------------

                Total liabilities                                             1,162,203         146,649
                                                                           ------------    ------------
STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
      shares issued 5,763,034                                                   576,304         576,304
Capital in excess of par value                                                6,973,454       6,973,454
Accumulated net investment (loss)                                            (4,667,807)     (4,700,763)
Undistributed net realized gain on investments                                6,695,507       6,662,551
Net unrealized (depreciation) on investments                                   (232,887)       (225,852)
Treasury stock at cost, 44,100 shares at 3/31/2004 and 12/31/2003               (47,206)        (47,206)
                                                                           ------------    ------------

                Net assets (per share 3/31/2004-$1.63, 12/31/2003-$1.62)      9,297,365       9,238,488
                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 10,459,568    $  9,385,137
                                                                           ============    ============

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED     THREE MONTHS ENDED
                                                              MARCH 31, 2004         MARCH 31, 2003
                                                            ------------------     ------------------
INVESTMENT INCOME:
        Interest from portfolio companies                   $          172,797     $          101,909
        Interest from other investments                                  1,405                  7,845
        Dividend Income                                                  6,587                      -
        Other income                                                     5,405                  2,259
                                                            ------------------     ------------------
                                                                       186,194                112,013
                                                            ------------------     ------------------
EXPENSES:
        Salaries                                                       133,655                116,415
        Employee benefits                                               30,807                 25,349
        Directors' fees                                                 12,100                  5,500
        Professional fees                                               13,431                 20,786
        Shareholders and office operating                               27,541                 25,479
        Insurance                                                       11,550                 10,800
        Corporate development                                            8,507                  9,307
        Other operating                                                  6,805                  4,287
                                                            ------------------     ------------------
                                                                       244,396                217,923
                                                            ------------------     ------------------
        Bad Debt Recovery                                             (122,914)                     -
                                                            ------------------     ------------------
                   Total expenses                                      121,482                217,923

INVESTMENT GAIN (LOSS) BEFORE INCOME TAXES                              64,712               (105,910)
                                                            ------------------     ------------------

        Income tax expense                                               2,756                  3,994
        Deferred income tax expense (benefit)                           29,000                (38,334)
                                                            ------------------     ------------------
NET INVESTMENT GAIN (LOSS)                                              32,956                (71,570)
                                                            ------------------     ------------------
Realized and unrealized gain (loss) on investments:
        Net gain on sales and dispositions                              32,956                      -
                                                            ------------------     ------------------
Unrealized appreciation (depreciation) on investments:
        Beginning of period                                           (379,311)              (149,266)
        End of period                                                 (390,346)              (177,376)
                                                            ------------------     ------------------
        Change in unrealized depreciation before income
        taxes                                                          (11,035)               (28,110)

        Deferred income tax benefit                                     (4,000)               (11,666)
                                                            ------------------     ------------------
Net decrease in unrealized appreciation                                 (7,035)               (16,444)
                                                            ------------------     ------------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS                  25,921                (16,444)
                                                            ------------------     ------------------
NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS       $           58,877     $          (88,014)
                                                            ==================     ==================
WEIGHTED AVERAGE SHARES OUTSTANDING                                  5,718,934              5,729,901

BASIC AND DILUTED NET INCREASE (DECREASE) IN NET ASSETS
FROM OPERATIONS PER SHARE                                   $              .01     $             (.02)
                                                            ==================     ==================

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                       THREE MONTHS         THREE MONTHS
                                                                                          ENDED                 ENDED
                                                                                      MARCH 31, 2004        MARCH 31, 2003
                                                                                      --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations                                 $       58,877        $      (88,014)
                                                                                      --------------        --------------
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                                            2,165                 1,500
      Bad debt recovery                                                                     (122,914)                    -
      Change in unrealized depreciation of investments                                        11,035                28,110
      Deferred tax expense(benefit)                                                           25,000               (50,000)
      Net realized gain on portfolio investments                                             (32,956)                    -
      Non-cash conversion of debentures                                                      (51,918)                    -
      Changes in operating assets and liabilities:
         (Increase) in interest receivable                                                   (56,231)              (77,595)
         (Increase) in other assets                                                          (61,454)              (44,167)
         Increase in deferred revenue                                                         38,594                 1,742
         (Decrease) in accounts payable and other accrued liabilities                        (23,041)               (8,920)
                                                                                      --------------        --------------
           Total adjustments                                                                (271,720)             (149,330)
                                                                                      --------------        --------------
           Net cash used in operating activities                                            (212,843)             (237,344)
                                                                                      --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments originated                                                              (1,860,000)             (350,000)
      Proceeds from sale of portfolio investments                                             37,503                     -
      Proceeds from loan repayments                                                           29,135                10,220
                                                                                      --------------        --------------
           NET CASH USED IN INVESTING ACTIVITIES                                          (1,793,362)             (339,780)
                                                                                      --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from SBA debentures                                                         1,000,000                     -
      Origination costs for SBA debenture loans                                              (25,000)                    -
      Purchase of treasury shares                                                                  -               (13,646)
                                                                                      --------------        --------------
           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  975,000               (13,646)
                                                                                      --------------        --------------
Net decrease in cash and cash equivalents                                                 (1,031,205)             (590,770)
Cash and Cash equivalents:,
      Beginning of period                                                                  1,251,546             3,092,189
                                                                                      --------------        --------------
      End of period                                                                   $      220,341        $    2,501,419
                                                                                      ==============        ==============

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                          MARCH 31, 2004          MARCH 31, 2003
                                                        ------------------      ------------------
NET ASSETS AT BEGINNING OF PERIOD                       $        9,238,488               9,604,634
                                                        ------------------      ------------------
Operations:
    Net investment gain (loss)                                      32,956                 (71,570)
    Net realized gain on investments                                32,956                       -
    Net (decrease) in unrealized
               appreciation of investments                          (7,035)                (16,444)
                                                        ------------------      ------------------
Net increase (decrease) in net assets                               58,877                 (88,014)
    from operations
Purchase of treasury shares                                              -                 (13,646)
                                                        ------------------      ------------------
NET ASSETS AT END OF PERIOD                             $        9,297,365      $        9,502,974
                                                        ==================      ==================

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                                           (b)      (c)                    (d)
                                                                                           DATE
            COMPANY AND BUSINESS                              TYPE OF INVESTMENT         ACQUIRED  EQUITY     COST       VALUE
---------------------------------------------------   --------------------------         --------  ------  ----------  ----------
CAROLINA SKIFF, LLC(g)                                $985,000 Class A preferred          1/30/04    5%    $1,000,000  $1,000,000
Waycross, GA.  Manufacturer of fresh water            membership interest at 10%.
and ocean fishing and pleasure boats.                 5% common membership interest.
www.carolinaskiff.com

CONTRACT STAFFING                                     10,000 shares Series A 8%           11/8/99   10%       100,000     100,000
Buffalo, NY. PEO providing human resource             cumulative preferred stock.
administration for small businesses.
www.contract-staffing.com

D'LISI FOOD SYSTEMS, INC. (g)                         $400,000 note at 10% due            1/7/04     5%       400,000     400,000
Rochester, NY.  Produces private label and            December 31, 2008.  Warrant for
branded frozen pizzas for distribution to             up to 5% of common stock.
convenience stores, supermarkets, large club
stores and food service distributors.
www.dlisi.com

G-TEC NATURAL GAS SYSTEMS (e)                         41.67% Class A membership           8/31/99   42%       300,000     300,000
Buffalo, NY. Manufactures and distributes             interest. 8% cumulative dividend.
systems that allow natural gas to be used
as an alternative fuel to gases.
www.gas-tec.com

KIONIX, INC. (g)                                      2,862,091 shares Series A           5/17/02    2%     1,000,000   1,000,000
Ithaca, NY.  Develops innovative MEMS                 preferred stock.
based technology applications.
www.kionix.com

MINRAD, INC.                                          677,980 common shares.              8/4/97     3%       919,422     508,500
Buffalo, NY. Developer of acute care devices          Stock option - 10,000 shares
and anesthetics.  www.minrad.com                      common.


NEW MONARCH MACHINE TOOL, INC. (e) (g)                $500,000 note at 12%.               9/24/03   12%       709,091     709,091
Cortland, NY.  Manufactures and services              Payable monthly through
vertical/horizontal machining centers.                September 24, 2006.  Warrant
www.monarchmt.com                                     for 11.59 shares of common stock.
                                                      $250,000 note at 14% due March 2,
                                                      2005.

PHOTONIC PRODUCTS GROUP, INC (OTC:  PHPG.OB) *        100 shares convertible Series B    10/31/00   <1%       125,000     104,600
(Formerly INRAD, Inc.) Northvale, NJ.  Develops and   preferred stock, 10% dividend.
manufactures products for laser photonics industry.   10,000 shares common stock.
www.inrad.com

RAMSCO(e) (g)                                         $750,000 note at 13% due           11/19/02    7%       960,000     960,000
Albany, NY. Distributor of water, sanitary, storm     November 18, 2007.  Warrants
sewer and specialty construction materials to the     to purchase 12.5 % of common
contractor, highway and municipal markets.            shares.  $210,000 note at 13% due
www.ramsco.com                                        February 17, 2005.

SOMERSET GAS TRANSMISSION COMPANY, LLC                $900,000 convertible note at        7/10/02   <1%       900,000   1,018,000
Buffalo, NY.  Natural gas transportation company.     14% due on demand after
                                                      January 15, 2003.
                                                      0.88 membership units.

SYNACOR, INC.(g)                                      $350,000 convertible note at       11/18/02    4%       385,000     389,337
Buffalo, NY.  Develops provisioning platforms         10% due November 18, 2007.
for aggregation and delivery of content for           14,957 Series A preferred shares.
broadband access providers.                           Warrants for 149,573 common
www.synacor.com                                       shares.

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                                                                           (b)      (c)                    (d)
                                                                                           DATE
            COMPANY AND BUSINESS                              TYPE OF INVESTMENT         ACQUIRED  EQUITY     COST       VALUE
---------------------------------------------------   --------------------------         --------  ------  ----------  ----------
TOPPS MEAT COMPANY, LLC(e) (g)                        Preferred A and Class A             4/3/03     3%       259,000     259,000
Elizabeth, NJ - Producer and supplier of              common membership
premium branded frozen hamburgers and other           interest.
portion controlled meat products.

ULTRA - SCAN CORPORATION                              504,596 common shares,             12/11/92    3%       734,164   1,072,174
Amherst, NY.  Biometrics application                  107,104 Series A-1 preferred
developer of ultrasonic fingerprint technology.       shares.  Warrants for 32,000
www.ultra-scan.com                                    common shares.

USTEC, INC. (e)                                       $100,000 note at 5% due            6/26/98    <1%       300,500     325,000
Victor, NY.  Markets digital wiring systems           February 2006. 50,000
for new home construction.                            common shares. Warrants for
www.ustecnet.com                                      139,395 common shares.
                                                      (g) $200,000 Senior Subordinated
                                                      Convertible Debenture at 6% due
                                                      February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS (e)                 Preferred Units - 2,673 units      12/16/99   <1%       270,000     270,000
Philadelphia, PA. Leases and sells high-end           with warrants, 14% accrued
modular space solutions.                              distribution rate.
www.vanguardmodular.com

WINEISIT.COM, CORP.(g)                                $500,000 Senior Subordinated       12/18/02    2%       551,918     551,918
Amherst, NY.  Marketing company specializing          note at 10% due December 17,
in customer loyalty programs supporting the wine      2009.  Warrants to purchase
and spirit industry.                                  100,000 shares Class B common
www.wineisit.com                                      stock.

Other Investments                                     Other                              Various     -        587,884     144,014
                                                                                                           ----------  ----------
                                                      Total portfolio investments                    (f)   $9,501,979  $9,111,634
                                                                                                           ==========  ==========

                             See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
MARCH 31, 2004 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by * ) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2004 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(d) The Corporation has adopted the SBA's valuation guidelines for SBIC's which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation might reasonably expect to receive if the portfolio securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f) Income Tax Information - As of March 31, 2004, the aggregate cost of investment securities approximated $9.5 million. Net unrealized depreciation aggregated approximately $390,000, of which $487,000 related to appreciated investment securities and $877,000 related to depreciated investment securities.

(g)      Rand Capital SBIC, L.P. investment

*        Publicly owned company

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

         In July of 2003, the Corporation paid $50,000 to the SBA to reserve $5,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of March 31, 2004, Rand Capital SBIC, LLC had drawn $1,000,000 in leverage from the SBA. Subsequent to the quarter end of March 31, 2004 the Corporation drew down an additional $800,000 bringing the total outstanding SBA leverage to $1,800,000 through May 10, 2004.

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

         The following discussion will include the Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2004 are not necessarily indicative of the results for the full year.

         These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 Information contained in this filing should also be reviewed in conjunction with the Corporation's related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

         N-30-B2/ARS   Quarterly & Annual Reports to Shareholders

         N-54A         Election to Adopt Business Development Company status

         DEF-14A       Definitive Proxy Statement submitted to shareholders

         Form 10-K     Annual Report on Form 10-K for the year ended
                       December 31, 2003

         Form 10-Q     Quarterly Report on Form 10-Q for the quarters ended
                       September 30, 2003, June 30, 2003, and March 31, 2003

         Form N-23C-1  Reports by closed-end investment companies of purchases of their own securities

         Our website is www.randcapital.com. We make available through our website: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports filed with the SEC.

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

         Certain investment agreements require the companies to meet certain financial and non-financial covenants. At March 31, 2004 certain of the portfolio investments were in violation of the covenants, or are delinquent as to required principal payment due. Management of the Corporation is pursuing compliance and will consider, based upon available information, the appropriateness of the carrying value of each investment.

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

REVENUE RECOGNITION - INTEREST INCOME - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

         During the quarter ended March 31, 2004 the Corporation reversed its reserve of $122,914 relating to interest receivable which was paid subsequent to the quarter end. This reversal is reflected as a bad debt recovery in the accompanying statement of operations.

DEFERRED DEBENTURE COSTS - SBA debenture costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. The Corporation incurred an additional $25,000 of SBA debenture costs during the current quarter attributed to its draw down on the SBA commitment.

SBA DEBENTURES - During the quarter ended March 31, 2004, the Corporation drew down $1,000,000 on its available SBA leverage which it used to fund certain investments. Subsequent to the quarter end, the Corporation drew down an additional $800,000 in leverage to fund investments. The debentures are due in 10 years and provide for semi-annual interest only payments at approximately 5%.

NET ASSETS PER SHARE - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

STATEMENT OF CASH FLOWS - During the quarter ended March 31, 2004, the Corporation converted accrued interest of $51,918 to a debenture instrument.

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

         The tax effect of the major temporary difference and carry-forwards that give rise to the Corporation's net deferred tax assets (liabilities) as of March 31, 2004 and December 31, 2003 are as follows:

                                    March 31, 2004   December 31, 2003
                                    --------------   -----------------
Operations                          $      (82,000)  $         (28,000)
Investments                                157,000             153,000
Net operating loss carry-forwards          330,000             305,000
                                    --------------   -----------------
Deferred tax assets, net            $      405,000   $         430,000
                                    ==============   =================

         As of March 31, 2004, the Corporation had federal and state net operating loss carry-forwards of approximately $775,000 and $440,000 which expire commencing in 2019.

         The deferred tax asset at March 31, 2004 was $405,000 and represented a $25,000 decrease in this account from December 31, 2003.

STOCKHOLDERS EQUITY (NET ASSETS)

         At March 31, 2004 and December 31, 2003, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

         On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 16, 2004. During the year ended December 31, 2003 the Corporation purchased 19,700 shares for the treasury at a cost of $21,502. During the period July 15, 2002 through December 31, 2002 the Corporation purchased 24,400 shares for the treasury at a cost of $25,704. No treasury shares were purchased in the first quarter 2004.

STOCK OPTION PLAN

         In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2004, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

         STATEMENTS INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS DOCUMENT THAT DO NOT RELATE TO PRESENT OR HISTORICAL CONDITIONS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THAT TERM IN SECTION 27A OF THE SECURITIES ACT OF 1933, AND IN SECTION 21F OF THE SECURITIES EXCHANGE ACT OF 1934. ADDITIONAL ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE CORPORATION FROM TIME TO TIME AND THOSE STATEMENTS MAY BE INCLUDED IN DOCUMENTS THAT ARE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE RESULTS OR OUTCOMES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS MAY INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE CORPORATION'S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND ARE INTENDED TO BE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WORDS SUCH AS "BELIEVES," "FORECASTS," "INTENDS," "POSSIBLE," "EXPECTS," "ESTIMATES," "ANTICIPATES," OR "PLANS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. AMONG THE IMPORTANT FACTORS ON WHICH SUCH STATEMENTS ARE BASED ARE ASSUMPTIONS CONCERNING THE STATE OF THE NATIONAL ECONOMY AND THE LOCAL MARKETS IN WHICH THE CORPORATION'S PORTFOLIO COMPANIES OPERATE, THE STATE OF THE SECURITIES MARKETS IN WHICH THE SECURITIES OF THE CORPORATION'S PORTFOLIO COMPANY TRADE OR COULD BE TRADED, LIQUIDITY WITHIN THE NATIONAL FINANCIAL MARKETS, AND INFLATION. FORWARD-LOOKING STATEMENTS ARE ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES DESCRIBED UNDER THE CAPTION "RISK FACTORS AND OTHER CONSIDERATIONS" BELOW.

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

CRITICAL ACCOUNTING POLICIES

         We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of certain of our significant accounting policies, including the critical accounting policies, see Note 2 to the consolidated financial statements.

FINANCIAL CONDITION

         The Corporation's total assets increased by $1,074,431 or 11.4% to $10,459,568 and its net assets increased by $58,877 or 0.6% to $9,297,365 at March 31, 2004, versus $9,385,137 and $9,238,488 at December 31, 2003, respectively. The increase in net assets during the quarter ended March 31, 2004 can primarily be attributed to the bad debt recovery of $122,914 and the related unrealized appreciation attributed to the revaluation of our investment in Somerset Gas Transmission Company LLC (Somerset).These increases were partially offset by the unrealized depreciation of the Corporation's investment in Data View, LLC (Dataview) of $105,179.

         The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and private companies. These businesses tend to be thinly capitalized, small companies that may lack experienced management. The following summarizes the Corporation's investment portfolio at the period-ends indicated.

                                    MARCH 31, 2004   DECEMBER 31, 2003
                                    --------------   -----------------
Investments at cost                 $    9,501,979   $       7,616,309
Unrealized (depreciation), net            (390,345)           (379,310)
                                    --------------   -----------------
Investments at fair value           $    9,111,634   $       7,236,999
                                    ==============   =================

         The increase in investments is due to the effect of Rand SBIC's new investments during the quarter ending March 31, 2004 in the following portfolio companies:

Carolina Skiff, LLC (Carolina Skiff)             $ 1,000,000
D'Lisi Food Systems, Inc (D'Lisi)                $   400,000
New Monarch Machine Tool, Inc (Monarch)          $   250,000
Rexford Albany Municipal
          Supply Company (RAMSCO)                $   210,000
                                                 -----------
  Total of investment made during the quarter
          Ending March 31, 2004                  $ 1,860,000
Interest Conversions:
WineIsIt.com, Corp. (WineIsIt)                   $    51,918
                                                 -----------
Total of new and additions to previous
  Investments during the first quarter 2004:     $ 1,911,918
                                                 ===========

         The increase in investments at cost is due to the $1,860,000 of new investments made during the first quarter of 2004 by the Corporation. In addition, the Corporation converted the accrued interest of WineIsIt of $51,918 to the debenture instrument.

         The increase in unrealized depreciation of the investments is primarily attributable to the establishment of a reserve on the Dataview investment for ($105,179), the increase in the valuation of the 0.88 membership interest in Somerset Gas Transmission Company, LLC (Somerset) for $118,000. The Somerset membership units were previously written down to zero in September 2003. These adjustments were done in accordance with the Corporation's established valuation policies. (See "Investment Income" below for further discussion).

         The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 98% of net assets at March 31, 2004 and 77% of net assets at December 31, 2003. This increase in this percentage is due to the increase in new investments during the first quarter of 2004 which were partially funded by the $1,000,000 draw down on the Corporation's SBA leverage.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

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

         Total investment income was $186,194 and $112,013 for the period ended March 31, 2004 and 2003, an increase of $74,181 or 66%. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

         Portfolio interest income was $172,797 for the quarter ended March 31, 2004 and $101,909 for the quarter ended March 31, 2003, an increase of 70%. This increase is attributable to the fact that the 63% or $850,000 of the total of new 2003 investments originated out of Rand SBIC are in debenture instruments that earn interest income at a blended interest rate of approximately 10% and 48% of the new investments in the first quarter of 2004 earned a blended rate of 11%.

         The portfolio interest income for the quarter ended March 31, 2004 includes $62,705 of interest income on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrued interest at a 14% rate subsequent to that date. In September 2003 the Corporation had stop accruing interest on the Somerset note, had issued a demand letter to Somerset regarding its repayment, and had established a 100% reserve for the accrued interest of $122,914. The Corporation has had continuing communications with Somerset, and in April 2004 Somerset has paid $500,000 in principal on the $900,000 note and $190,449 in accrued interest. The remaining $400,000 balance of the note will be converted to a new instrument.

         The dividend (LLC related tax distributions) and other investment income was $6,587 for the quarter ended March 31, 2004 and $0 for the same period in 2003. This income increased due to an increase in LLC related distributions generated by new investments made in 2003. The LLC investment income for the three months ended March 31, 2004 consisted of a LLC distribution from Topps Meat Company, LLC (Topps) for $6,587. The Corporations investment agreements with certain pass through entities require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities.

         The other interest income from idle cash was $1,405 for the quarter ended March 31, 2004 and $7,845 for the quarter ended March 31, 2003, a decrease of ($6,440) or (82%). The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the decrease in the interest income from idle cash balances category.

OPERATING EXPENSES

         Total operating expenses before the bad debt recovery were $238,488 for the quarter ended March 31, 2004 and $217,923 for the quarter ended March 31, 2003, an increase of $20,565 or 9%. The increase in the operating expenses is primarily attributed to employee and director salary increases.

         The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense. The operating expenses for the three month period ending March 31, 2004 were reduced by $122,914 in bad debt recovery related to the full recovery of the accrued interest related to the Somerset investment. This reserve was reversed during the quarter ended March 31, 2004 due to the fact that the Corporation was paid in full for this amount on April 2004.

NET INVESTMENT GAIN (LOSS) FROM OPERATIONS

         Net investment gain (loss) from operations for the three month period ended March 31, 2004 and 2003 were $48,122 and ($71,570), respectively. The increase in 2004 can be attributed to the bad debt recovery of $122,914 and the additional $62,703 in portfolio income associated with the Somerset investment. In addition, the investment income for the three months ending March 31, 2004 is higher than the same period in 2003 due to the higher portfolio interest income yield on the new Rand SBIC investments.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS:

         During the three months ended March 31, 2004 the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. During the same three months period ended in 2003 the Corporation did not have any realized gain or loss.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS:

         The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the quarter ended March 31, 2004, the net increase in net assets from operations was $70,043 as compared to a net (decrease) in net assets from operations of ($88,014) for the same period in 2003.

         The net increase in net assets from operations for the quarter ended March 31, 2004 can be attributed to: increased portfolio income, realized gain from the sale of ADIC stock and the bad debt recovery and the equity revaluation attributed to the Corporation's Somerset investment.

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

         As of March 31, 2004 and 2003, the Corporation's total liquidity, consisting of cash and cash equivalents, was $220,341 and $1,251,546 respectively.

         In July of 2003, the Corporation paid $50,000 to the SBA to reserve $5,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of March 31, 2004, Rand Capital SBIC, LLC had drawn $1,000,000 in leverage from the SBA.

         Management expects that it will be necessary to draw down leverage in the next fiscal year from the SBIC in order to fund operations and new investments. Net cash used in operating activities has averaged $675,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at March 31, 2004 coupled with the anticipated SBIC leverage draw downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

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

THE CORPORATION IS SUBJECT TO RISKS CREATED BY ITS REGULATED ENVIRONMENT

         Rand and Rand SBIC are subject to regulation as BDC's, and Rand SBIC is also subject to regulation as an SBIC. The loans and other investments that the Corporation makes, or is expected to make, in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by the Corporation are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

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

INVESTMENT IN SMALL, PRIVATE COMPANIES

         There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in early stage, private companies. These private businesses tend to be thinly capitalized, small companies that may have higher risk attributes including risky technologies; lack of management depth; lack of profitability; or short history of operations. Because of the speculative nature and the lack of a public market for these investments, there is a significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments may be a complete loss, or unprofitable, and that some which appear to be likely to become successful may never realize their potential due to numerous operational and external market factors. In addition, the accrued interest (if any) associated with the Corporations portfolio investments may also become uncollectible, due to both gradual shifts and sometimes sudden changes in the marketplace, affecting the portfolio companies ability to execute on its business plan. The Corporation has been risk seeking, rather than risk averse, in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur.

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

VALUATION OF PORTFOLIO INVESTMENTS

         There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the Corporation's established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in valuation are recorded in the Corporation's statement of operations as "Net increase(decrease) in unrealized appreciation."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation's investment activities contain elements of risk. The portion of the Corporation's investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy. (The discussion of valuation policy contained in Item 1 "Financial Statements" in the "Notes to Schedule of Portfolio Investments" and is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation's consolidated statement of operations as "Net unrealized appreciation (depreciation) on investments."

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

         As of March 31, 2004 the Corporation did not have any off-balance sheet investments or hedging investments.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

         Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

                                    PART II.
                                OTHER INFORMATION

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

                  (21) Subsidiaries of the Corporation - incorporated by reference to Exhibit 21 to the Corporation's Form 10-K Report filed for the of Chief Executive Officer Pursuant to Rules 13a-14(a)/15d- year ended December 31, 2001.

                  (31.1) Certification 14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

                  (31.2) Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

                  (32.1) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation
                           - filed herewith

                  (32.2) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P.
                           - filed herewith

*Management contract or compensatory plan.

         (b)      REPORTS ON FORM 8-K

                  No current reports were filed during the period

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: May 13, 2004

                                         RAND CAPITAL CORPORATION

                                         By: /s/ Allen F. Grum
                                             ----------------------------------
                                             Allen F. Grum, President

                                         By: /s/ Daniel P. Penberthy
                                             ----------------------------------
                                             Daniel P. Penberthy, Treasurer

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