Form 10-Q
period 2004-06-30
RAND CAPITAL CORP
filed 2004-08-13
CIK 81955

                     UNITED STATES SECURITIES AND  EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2004

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 2004): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited)

            Consolidated Statements of Financial Position as of June 30, 2004
            and December 31, 2003

            Consolidated Statements of Operations for the Three Months and
            Six Months Ended June 30, 2004 and 2003

            Consolidated Statements of Cash Flows for Three Months and Six
            Months Ended June 30, 2004 and 2003

            Consolidated Statements of Changes in Net Assets for the Three
            Months and Six Months Ended June 30, 2004 and 2003

            Consolidated Schedule of Portfolio Investments as of June 30, 2004

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

     ITEM 5. Other Information

     ITEM 6. Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------     ------------
ASSETS
Investments at fair value (identified cost:
      at 6/30/2004 - $10,222,417, at 12/31/2003 - $7,616,309)                 $ 10,156,592     $ 7,236,999
Cash and cash equivalents                                                        1,101,176       1,251,546
Interest receivable (net of allowance of $0 at 6/30/04,$122,914
      at 12/31/2003)                                                               381,637         334,734
Deferred tax asset                                                                 282,000         430,000
Income tax receivable                                                               10,751               -
Promissory notes receivable                                                         56,190          72,330
Other assets                                                                       148,296          59,528
                                                                              ------------     -----------
TOTAL ASSETS                                                                  $ 12,136,642     $ 9,385,137
                                                                              ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

LIABILITIES:
Accounts payable and accrued expenses                                         $     93,282     $    93,522
Income taxes payable                                                                     -           6,374
Deferred revenue                                                                    88,601          46,753
Debentures guaranteed by the SBA                                                 2,500,000               -
                                                                              ------------     -----------
                  Total liabilities                                              2,681,883         146,649
                                                                              ------------     -----------

STOCKHOLDERS' EQUITY (NET ASSETS)

Common stock, $.10 par - shares authorized 10,000,000;
      shares issued 5,763,034                                                      576,304         576,304
Capital in excess of par value                                                   6,973,454       6,973,454
Accumulated net investment (loss)                                               (4,705,932)     (4,700,763)
Undistributed net realized gain on investments                                   6,695,506       6,662,551
Net unrealized (depreciation) on investments                                       (37,367)       (225,852)
Treasury stock at cost, 44,100 shares at 6/30/2004                                 (47,206)        (47,206)
     and 12/31/2003                                                           ------------     -----------
                  Net assets (per share 6/30/2004-$1.65, 12/31/2003-$1.62)       9,454,759       9,238,488
                                                                              ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 12,136,642     $ 9,385,137
                                                                              ============     ===========

                            See accompanying notes.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

                                                                    THREE MONTHS    THREE MONTHS    THREE MONTHS    THREE MONTHS
                                                                       ENDED           ENDED           ENDED           ENDED
                                                                   JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                                   -------------   -------------   -------------   -------------
INVESTMENT INCOME:
         Interest from portfolio companies                          $   149,725     $   101,054     $   322,522     $   202,963
         Interest from other investments                                    229           6,329           1,634          14,174
         Dividend Income                                                 25,920               -          32,507               -
         Other income                                                    12,747           2,357          18,152           4,616
                                                                    -----------     -----------     -----------     -----------
                                                                        188,621         109,740         374,815         221,753
                                                                    -----------     -----------     -----------     -----------
EXPENSES:
         Salaries                                                        82,060          71,969         215,715         188,384
         Employee benefits                                               19,774          15,821          50,581          41,170
         Directors' fees                                                 14,000          15,000          26,100          20,500
         Professional fees                                               24,664          42,316          38,095          63,102
         Shareholders and office                                         39,194          28,603          66,735          54,082
         Insurance                                                       11,550          10,800          23,100          21,600
         Corporate development                                           10,575           8,855          19,082          18,162
         Other operating expenses                                         4,457           2,275           8,238           6,562
                                                                    -----------     -----------     -----------     -----------
                                                                        206,274         195,639         447,646         413,562
                                                                    -----------     -----------     -----------     -----------

         Interest Expense                                                20,983               -          24,007               -
         Bad Debt Recovery                                                    -                        (122,914)
                                                                    -----------     -----------     -----------     -----------
         Total expenses                                                 227,257         195,639         348,739         413,562
                                                                    -----------     -----------     -----------     -----------
INVESTMENT (LOSS) INCOME BEFORE INCOME TAXES                            (38,636)        (85,899)         26,076        (191,809)
         Income tax expense (benefit)                                     5,490           4,301           8,246           8,295
         Deferred income tax (benefit) expense                           (6,000)        (28,799)         23,000         (67,133)
                                                                    -----------     -----------     -----------     -----------
NET INVESTMENT (LOSS)                                                   (38,126)        (61,401)         (5,170)       (132,971)
                                                                    -----------     -----------     -----------     -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:
         Net gain on sales and dispositions                                   -           8,565          32,956           8,565
                                                                    -----------     -----------     -----------     -----------
Unrealized appreciation (depreciation) on investments:
         Beginning of period                                           (390,346)       (177,376)       (379,311)       (149,266)
         End of period                                                  (65,826)       (151,355)        (65,826)       (151,355)
                                                                    -----------     -----------     -----------     -----------
         Change in unrealized appreciation (depreciation) before        324,520          26,021         313,485          (2,089)
         income taxes

         Deferred income tax expense (benefit)                          129,000          10,799         125,000            (867)
                                                                    -----------     -----------     -----------     -----------
NET INCREASE (DECREASE) IN UNREALIZED APPRECIATION                      195,520          15,222         188,485          (1,222)
                                                                    -----------     -----------     -----------     -----------

NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS                         195,520          23,787         221,441           7,343
                                                                    -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS               $   157,394     $   (37,614)    $   216,271     $  (125,628)
                                                                    ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                   5,718,934       5,722,737       5,718,934       5,726,284

BASIC AND DILUTED NET (DECREASE) IN NET ASSETS FROM OPERATIONS      $      0.03     $     (0.01)    $      0.04     $     (0.02)
PER SHARE

                            See accompanying notes.

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   SIX MONTHS      SIX MONTHS
                                                                                      ENDED           ENDED
                                                                                  JUNE 30, 2004   JUNE 30, 2003
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations                              $   216,271     $  (125,628)
                                                                                   -----------     -----------

Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                                      5,769           3,000
      Bad debt recovery                                                               (122,914)              -
      Change in unrealized depreciation
            of investments                                                            (313,485)          2,089
      Deferred tax expense(benefit)                                                    148,000         (68,000)
      Net realized gain on portfolio investments                                       (32,956)         (8,565)
      Non-cash conversion of debentures                                                (61,919)        (24,811)
      Changes in operating assets and liabilities:
           Decrease (increase) in interest receivable                                   76,011        (127,214)
           (Increase) in other assets                                                  (36,892)        (36,698)
           Increase in deferred revenue                                                 41,848           5,054
           (Decrease) increase in accounts payable and other
               accrued liabilities                                                      (6,614)         20,528
                                                                                   -----------     -----------

            Total adjustments                                                         (303,152)       (234,617)
                                                                                   -----------     -----------

            Net cash used in operating activities                                      (86,881)       (360,245)
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments originated                                                        (3,010,000)       (609,000)
      Proceeds from sale of portfolio investments                                       37,503          10,844
      Proceeds from loan repayments                                                    477,405
                                                                                                        19,530

      Capital expenditures                                                              (5,897)              -
                                                                                   -----------     -----------

            NET CASH USED IN INVESTING ACTIVITIES                                   (2,500,989)       (578,626)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from SBA debentures                                                   2,500,000               -
      Origination costs for SBA debenture loans                                        (62,500)              -
      Purchase of treasury shares                                                            -         (19,763)
                                                                                   -----------     -----------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         2,437,500         (19,763)
                                                                                   -----------     -----------

Net decrease in cash and cash equivalents                                             (150,370)       (958,634)

Cash and cash equivalents:
      Beginning of period                                                            1,251,546       3,092,189
                                                                                   -----------     -----------

      End of period                                                                $ 1,101,176     $ 2,133,555
                                                                                   ===========     ===========

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                              THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                             -------------   -------------   -------------   -------------
NET ASSETS AT BEGINNING OF PERIOD             $ 9,297,365     $ 9,502,974     $ 9,238,488     $ 9,604,634

Operations:
      Net investment loss                         (38,126)        (61,401)         (5,170)       (132,971)

      Net realized gain on investments                  -           8,565          32,956           8,565

      Net increase (decrease) in unrealized
               appreciation of investments        195,520          15,222         188,485          (1,222)
                                              -----------     -----------     -----------     -----------
Net increase (decrease) in net assets             157,394         (37,614)        216,271        (125,628)
    from operations

Purchase of treasury shares                             -          (6,117)              -         (19,763)
                                              -----------     -----------     -----------     -----------

NET ASSETS AT END OF PERIOD                   $ 9,454,759     $ 9,459,243     $ 9,454,759     $ 9,459,243
                                              ===========     ===========     ===========     ===========

                            See accompanying notes.

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                                                              (b)     (c)                   (d)
                                                                                             DATE
           COMPANY AND BUSINESS                             TYPE OF INVESTMENT             ACQUIRED  EQUITY     COST        VALUE
           --------------------                             ------------------             --------  ------     ----        -----
CAROLINA SKIFF, LLC (g)                                $985,000 Class A preferred           1/30/04     5%   $1,000,000  $1,000,000
Waycross, GA.  Manufacturer of fresh water             membership interest at 10%.
and ocean fishing and pleasure boats.                  5% common membership interest.
www.carolinaskiff.com

CONTRACT STAFFING                                      10,000 shares Series A 8%            11/8/99    10%      100,000     100,000
Buffalo, NY. PEO providing human resource              cumulative preferred stock.
administration for small businesses.
www.contract-staffing.com

D'LISI FOOD SYSTEMS, INC. (g)                          $400,000 note at 10% due              1/7/04     5%      400,000     400,000
Rochester, NY.  Produces private label and             December 31, 2008.  Warrant for
branded frozen pizzas for distribution to              up to 5% of common stock.
convenience stores, supermarkets, large club
stores and food service distributors.
www.dlisi.com

GEMCOR II, LLC(g)                                      $250,000 note at 8% due              6/28/04    31%      750,000     750,000
West Seneca, NY.  Designs and sells automatic          June 28, 2009 with warrant to
riveting machines used in the assembly of              purchase 6.25 membership units.
aircraft components.  www.gemcor.com                   25 common membership units.

G-TEC NATURAL GAS SYSTEMS (e)                          41.67% Class A membership            8/31/99    42%      300,000     300,000
Buffalo, NY. Manufactures and distributes              interest. 8% cumulative dividend.
systems that allow natural gas to be used
as an alternative fuel to gases.
www.gas-tec.com

KIONIX, INC.(g)                                        2,862,091 shares Series A            5/17/02     2%    1,000,000   1,000,000
Ithaca, NY.  Develops innovative MEMS                  preferred stock.
based technology applications.
www.kionix.com

MINRAD, INC.                                           677,980 common shares.                8/4/97     3%      919,422     847,000
Buffalo, NY. Developer of acute care devices
and anesthetics.  www.minrad.com

NEW MONARCH MACHINE TOOL, INC .(E)(G) **               $500,000 note at 12% due             9/24/03    12%      688,636     688,636
Cortland, NY.  Manufactures and services               September 24, 2006. Warrant
vertical/horizontal machining centers.                 for 11.59 shares of common stock.
www.monarchmt.com                                      $250,000 note at 14% due March 2,
                                                       2005.

PHOTONIC PRODUCTS GROUP, INC (OTC:  PHPG.OB) *         100 shares convertible Series B     10/31/00    <1%      135,000     120,300
(Formerly INRAD, Inc.) Northvale, NJ.  Develops and    preferred stock, 10% dividend.
manufactures products for laser photonics industry.    14,000 shares common stock.
www.inrad.com

RAMSCO(e)(g) **                                        $750,000 note at 13% due            11/19/02     7%      942,143     942,143
Albany, NY. Distributor of water, sanitary, storm      November 18, 2007. Warrants
sewer and specialty construction materials to the      to purchase 12.5 % of common
contractor, highway and municipal markets.             shares.  $210,000 note at 13% due
www.ramsco.com                                         February 17, 2005.

SOMERSET GAS TRANSMISSION COMPANY, LLC                 $500,000 convertible note at         7/10/02    <1%      500,000     618,000
Buffalo, NY.  Natural gas transportation company.      10% due on demand after
                                                       July 30, 2004.
                                                       0.88 membership units.

SYNACOR, INC.(g)                                       $350,000 convertible note at        11/18/02     4%      385,000     389,337
Buffalo, NY.  Develops provisioning platforms          10% due November 18, 2007.
for aggregation and delivery of content for broadband  14,957 Series A preferred shares.
access providers.                                      Warrants for 149,573 common
www.synacor.com                                        shares.

TOPPS MEAT COMPANY, LLC(e)(g)                          Preferred A and Class A               4/3/03     3%      259,000     259,000
Elizabeth, NJ - Producer and supplier of               common membership
premium branded frozen hamburgers and other            interest.
portion controlled meat products.

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                                                              (b)     (c)                    (d)
                                                                                             DATE
             COMPANY AND BUSINESS                          TYPE OF INVESTMENT              ACQUIRED  EQUITY     COST        VALUE
             --------------------                          ------------------              --------  ------     ----        -----
ULTRA - SCAN CORPORATION                               504,596 common shares,              12/11/92     3%       734,164   1,072,174
Amherst, NY.  Biometrics application                   107,104 Series A-1 preferred
developer of ultrasonic fingerprint technology.        shares. Warrants for 32,000
www.ultra-scan.com                                     common shares.

USTEC, INC. (e)                                        $100,000 note at 5% due              6/26/98    <1%       450,500     475,000
Victor, NY.  Markets digital wiring systems            February 2006. 50,000
for new home construction.                             common shares. Warrants for
www.ustecnet.com                                       139,395 common shares.
                                                       (g) $350,000 Senior
                                                       Subordinated Convertible
                                                       Debenture at 6% due
                                                       February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS (e)                  Preferred Units - 2,673 units       12/16/99    <1%       270,000     270,000
Philadelphia, PA. Leases and sells high-end            with warrants, 14% accrued
modular space solutions.                               distribution rate.
www.vanguardmodular.com

WINEISIT.COM, CORP.(g)                                 $500,000 Senior Subordinated        12/18/02     2%       801,918     801,918
Amherst, NY.  Marketing company specializing           note at 10% due December 17,
in customer loyalty programs supporting the wine       2009.  $250,000 note at 10% due
and spirit industry.                                   April 16, 2005.Warrants to
www.wineisit.com                                       purchase 100,000 shares Class B
                                                       common stock.

Other Investments                                      Other                                Various     -        586,634     123,084
                                                                                                             ----------- -----------

                                                       Total portfolio investments                           $10,222,417 $10,156,592
                                                                                                             =========== ===========

                             See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
JUNE 30, 2004 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by * ) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2004 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(f) Income Tax Information - As of June 30, 2004, the aggregate cost of investment securities approximated $10.2 million. Net unrealized depreciation aggregated approximately $66,000 of which $485,000 related to appreciated investment securities and $551,000 related to depreciated investment securities.

(g)   Rand Capital SBIC, L.P. investment

*     Publicly owned company

**    Reduction in cost and value reflects current principal repayment.

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

      The following discussion will include the Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

      In July of 2003, the Corporation paid $50,000 to the SBA to reserve $5,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of June 30, 2004, Rand Capital SBIC, L.P. had drawn $2,500,000 in leverage from the SBA. Subsequent to the quarter end of June 30, 2004 the Corporation drew down an additional $1,000,000 bringing the total outstanding SBA leverage to $3,500,000 through August 6, 2004.

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

      The Corporation formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a SBIC under the Small Business Investment Act of 1958 (the "SBA Act") by the SBA, in order to have access to various forms of leverage provided by the SBA to SBIC's. On May 28, 2002, the Corporation filed an Exemption Application with the Securities and Exchange

Commission ("SEC") seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and
(4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the "Exchange Act") for an exemption from separate reporting requirements under Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:

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

      - Rand SBIC, as a BDC/SBIC subsidiary of Rand, as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand's reports.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2004 are not necessarily indicative of the results for the full year.

      These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Information contained in this filing should also be reviewed in conjunction with the Corporation's related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

      N-30-B2/ARS   Quarterly & Annual Reports to Shareholders
      N-54A         Election to Adopt Business Development Company status
      DEF-14A       Definitive Proxy Statement submitted to shareholders
      Form 10-K     Annual Report on Form 10-K for the year ended
                    December 31, 2003
      Form 10-Q     Quarterly Report on Form 10-Q for the quarters ended
                    March 31, 2004, September 30, 2003 and June 30, 2003
      Form N-23C-1  Reports by closed-end investment companies of purchases of their own securities

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

INVESTMENTS - Investments are stated at fair value, as determined in good faith by the Board of Directors, as described in the Notes to Consolidated Schedule of Portfolio Investments. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.

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

      During the six month period ending June 30, 2004 the Corporation reversed its reserve of $122,914 relating to interest receivable that was paid in April of 2004. This reversal is reflected as a bad debt recovery in the accompanying statement of operations.

DEFERRED DEBENTURE COSTS - SBA debenture costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. The Corporation incurred an additional $62,500 of SBA debenture costs during the six month period ended June 30, 2004 attributed to its draw down on the SBA commitment.

SBA DEBENTURES - During the six month period ended June 30, 2004, the Corporation drew down $2,500,000 on its available SBA leverage which it used to fund certain investments. The debentures are due in 10 years and provide for semi-annual interest only payments. The current interest rate is approximately 5%.

NET ASSETS PER SHARE - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

STATEMENT OF CASH FLOWS - During the six month ended June 30, 2004, the Corporation converted accrued interest of $51,919 to a debenture instrument and $10,000 to an equity instrument.

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

STOCKHOLDERS EQUITY (NET ASSETS) - At June 30, 2004 and December 31, 2003, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

      On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 16, 2004. During the year ended December 31, 2003 the Corporation purchased 19,700 shares for the treasury at a cost of $21,502. During the period July 15, 2002 through December 31, 2002 the Corporation purchased 24,400 shares for the treasury at a cost of $25,704. No treasury shares were purchased in the six months ended June 30, 2004.

STOCK OPTION PLAN - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2004, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

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

      Rand is incorporated under the law of New York and is regulated under the 1940 Act as a business development company ("BDC"). In addition, a wholly-owned subsidiary, Rand Capital SBIC, L.P. is operated as a small business investment company (SBIC) that is regulated by the Small Business Administration ("SBA"). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

CRITICAL ACCOUNTING POLICIES

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of certain of our significant accounting policies see Note 2 of the consolidated financial statements. A summary of our critical accounting policies can be found in the December 31, 2003 Form 10-K in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

FINANCIAL CONDITION

      The Corporation's total assets increased by $2,751,505 or 29.3% to $12,136,642 and its net assets increased by $216,271 or 2.3% to $9,454,759 at
June 30, 2004, versus $9,385,137 and $9,238,488 at December 31, 2003, respectively.

      The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small private companies. The following summarizes the Corporation's investment portfolio at the period-ends indicated.

                                  JUNE 30, 2004    DECEMBER 31, 2003
                                  -------------    -----------------
Investments at cost               $ 10,222,417        $ 7,616,309
Unrealized (depreciation), net         (65,825)          (379,310)
                                  ------------        -----------
Investments at fair value         $ 10,156,592        $ 7,236,999
                                  ============        ===========

      The increase in investments is due to the effect of Rand SBIC's new investments during the six months ended June 30, 2004 in the following portfolio companies:

            NEW INVESTMENTS                              AMOUNT
            ---------------                              ------
Carolina Skiff, LLC (Carolina Skiff)                   $1,000,000
D'Lisi Food Systems, Inc (D'Lisi)                      $  400,000
Gemcor II, LLC                                         $  750,000
New Monarch Machine Tool, Inc (Monarch)                $  250,000
Rexford Albany Municipal
            Supply Company (RAMSCO)                    $  210,000
USTec                                                  $  150,000
Wineisit.com                                           $  250,000
                                                       ----------

Total of investment made during 2004                   $3,010,000
Interest Conversions:
WineIsIt.com, Corp. (WineIsIt)                         $   51,918
Photonics Product Group (Photonics)                    $   10,000
Total of new and additions to previous
            Investments during the six months ended
            June 30, 2004:                             $3,071,918
                                                       ==========

      The increase in investments at cost is due to the $3,010,000 of new investments made during the first half of 2004 by the Corporation. In addition, the Corporation converted the accrued interest of WineIsIt of $51,918 to the debenture instrument and $10,000 of accrued interest in Photonics into an equity instrument.

      A significant development in the six months ended June 30, 2004 was the increase in the SBA Debenture Loan Payable amount by $2,500,000. The Corporation began drawing leverage from the SBA during the six months ended June 30, 2004. These debentures are due in 10 years and provide for semi-annual interest only payments which are currently at approximately 5%.

      Net asset value per share (NAV) was $1.65/share at June 30, 2004 versus $1.62/share at December 31, 2003.

      The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 107% of net assets at June 30, 2004 and 78% of net assets at December 31, 2003. This increase in this percentage during the six months period ended June 30, 2004 is due to the increase in new investments which were partially funded by the $2,500,000 draw down on the Corporation's SBA leverage and a reduction of unrealized depreciation on investments of approximately $313,000.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

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

      Total investment income was $374,815 and $221,753 for the period ended June 30, 2004 and 2003, an increase of $153,062 or 69%. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

      Portfolio interest income was $322,522 and $202,963 for the six months ended June 30, 2004 and 2003, an increase of 59%. This increase is attributable to the fact that the 63% or $850,000 of the total of new 2003 investments originated out of Rand SBIC are in debenture instruments that earn interest income at a blended interest rate of approximately 10%. In addition approximately 51% or $1,561,918 of the new investments originated in the six month period ended June 30, 2004 were debentures and earned a blended rate of 10%.

      The portfolio interest income for the six months ended June 30, 2004 includes $62,705 of interest income on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrued interest at a 14% rate subsequent to that date. In September 2003 the Corporation had stopped accruing interest on the Somerset note, had issued a demand letter to Somerset regarding its repayment, and had established a 100% reserve for the accrued interest of $122,914. In April 2004 Somerset paid $400,000 in principal on the $900,000 note and $190,449 in accrued interest. The remaining $500,000 balance of the note was converted to a new debenture instrument earning interest at 10%.

      The other interest income from idle cash was $1,634 for the six months ended June 30, 2004 and $14,174 for the six months ended June 30, 2003, a decrease of $12,540 or 88%. The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the decrease in the interest income from idle cash balances category.

      Dividend Income is comprised of distributions from Limited Liability Companies (LLC's) that the Corporation has invested in. The Corporation's investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities. Dividend income was $32,507 for the six months ended June 30, 2004 and $0 for the same period in 2003. This income increased due to the fact that the Corporation invested in portfolio companies during 2003 and 2004 that were LLC's that had taxable income. The LLC investment income for the six months ended June 30, 2004 consisted of LLC distributions from Topps Meat Company, LLC (Topps) for $18,575, Carolina Skiff, LLC for $12,688 and Vanguard Modular Building Systems (Vanguard) for $1,244.

      Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the

Corporation typically charges 1-3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. These fees were $18,152 for the six month period ended June 30, 2004 and $4,616 for the same period in 2003. The increase can be attributable to the fact that the Corporation is generating more investments through Rand SBIC in 2004 and therefore more closing fees are being charged.

OPERATING EXPENSES

      Total operating expenses for the six month periods ended June 30, 2004 and 2003 were $348,739 and $413,562, respectively. The change represents a 16% decrease or $64,823. This decrease can be attributed to the bad debt recovery of $122,914. The total expenses excluding the bad debt recovery were $471,653 for the six months ended June 30, 2004 which represents an increase of $58,091 or 14% over prior year amounts. The increase in the operating expenses is primarily attributed to employee salary and director fee increases and an increase in shareholder and office expenses related to the cost of operating as a public company.

      The Corporation has commenced accruing SBA interest expense in the six month period ended June 30, 2004 due to the fact that Corporation began to draw down leverage from the SBA in 2004. This interest is paid on a semi-annual basis to the SBA.

      The operating expenses predominately consist of employee compensation and benefits, director fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense. The operating expenses for the six month period ending June 30, 2004 were reduced by $122,914 in bad debt recovery related to the full recovery of the accrued interest related to the Somerset investment. The reserve was initially established in September 2003 due to the fact that the underlying note was in technical default. This reserve was reversed and all accrued interest through April 14, 2004 was paid in full on April 15, 2004.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS

      During the six months ended June 30, 2004 the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. During the same six month period ended in 2003 the Corporation realized an $8,565 gain on the sale of the ADIC stock.

NET CHANGE IN UNREALIZED APPRECIATION/DEPRECIATION OF INVESTMENTS

      The increase in unrealized appreciation of the investments is primarily attributable to the second quarter valuation of Minrad, Inc. (Minrad). The Corporation recognized appreciation of $338,500 on its investment in Minrad following its recent equity financing at a price greater than the fair value previously recorded by the Corporation. Minrad's plans following the financing is to merge into a publicly traded shell company, Technology Acquisition Corporation (TAC) which is traded under the symbol TAQC.OB. The Corporation currently holds 677,980 shares of Minrad which will be converted into publicly traded shares of TAC. The Corporation may be restricted in its ability to immediately trade its shares in TAC. In addition the Corporation increased its valuation of its 0.88 membership interest in Somerset Gas Transmission Company, LLC (Somerset) by $118,000. The Somerset membership units were previously written down in September 2003 to zero. These increases were partially offset by the unrealized depreciation of the Corporation's investment in Dataview, LLC (Dataview) of ($105,179) and SmartPill Diagonostics, Inc. (SmartPill) of ($19,680). These adjustments were done in accordance with the Corporation's established valuation policies.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS

      The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the six month period ended June 30, 2004, the net increase in net assets from operations was $216,271 as compared to a net (decrease) in net assets from operations of ($125,628) for the same period in 2003.

      The net increase in net assets from operations for the six month period ended June 30, 2004 can be attributed to: increased portfolio income, realized gain from the sale of ADIC stock and the bad debt recovery and the equity revaluation attributed to the Corporation's Somerset and Minrad investments.

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation's principal objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2003 and through the six months ended June 30, 2004 and it is anticipated that will continue in the future.

      As of June 30, 2004 and 2003, the Corporation's total liquidity, consisting of cash and cash equivalents, was $1,101,176 and $2,133,555 respectively.

      In July of 2003, the Corporation paid $50,000 to the SBA to reserve $5,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of June 30, 2004, Rand Capital SBIC, L.P. had drawn $2,500,000 in leverage from the SBA. Subsequent to quarter end the Corporation drew down an additional $1,000,000 in August 2004 and the total outstanding SBA leverage was $3,500,000. SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. Rand SBIC was approved to obtain SBA leverage at a 2:1 matching ratio, resulting in a total capital pool eligible for investment of $15 million. The Corporation expects to use Rand SBIC as its primary investment vehicle.

      Management expects that it will be necessary to draw down leverage in the next fiscal year from the SBIC in order to fund operations and new investments. Net cash used in operating activities has averaged $675,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at June 30, 2004 coupled with the anticipated SBIC leverage draw-downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

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

INVESTMENT IN SMALL, PRIVATE COMPANIES

      There are significant risks inherent in the venture capital business. The Corporation typically invests in private companies. These private businesses tend to be thinly capitalized, small companies that may have higher risk attributes including risky technologies; lack of management depth; lack of profitability; or short history of operations. Because of the speculative nature and the lack of a public market for these investments, there is a significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments may be a complete loss, or unprofitable, and that some which appear to be likely to become successful may never realize their potential due to numerous operational and external market factors. In addition, the accrued interest (if any) associated with the Corporations portfolio investments may also become uncollectible, due to both gradual shifts and sometimes sudden changes in the marketplace, affecting the portfolio companies ability to execute on its business plan. The Corporation has been risk seeking, rather than risk averse, in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program.

ILLIQUIDITY OF PORTFOLIO INVESTMENTS

      Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Corporation's portfolio of equity securities is and will usually be subject to restrictions on resale or otherwise has no established trading market. The illiquidity of most of the Corporation's portfolio may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous to liquidate such investments.

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

      As of June 30, 2004 the Corporation did not have any off-balance sheet investments or hedging investments.

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

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUERS PURCHASES OF EQUITY SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 29th day of April, 2004, the following represents the results of balloting:

         ELECTION OF DIRECTORS: The following nominees received the number of votes set opposite their respective names:

                         VOTES FOR   VOTES WITHHELD
                         ---------   --------------
Allen F. Grum            5,207,683       60,550
Luiz F. Kahl             5,207,683       60,550
Erland E. Kailbourne     5,204,483       63,750
Ross B. Kenzie           5,202,043       66,190
Willis S. McLeese        5,198,805       69,428
Reginald B. Newman II    5,207,083       61,150
Jayne K. Rand            5,207,583       60,650

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

Dated: August 11, 2004

                                   RAND CAPITAL CORPORATION

                                     By: /s/ Allen F. Grum
                                         -----------------
                                         Allen F. Grum, President

                                     By: /s/ Daniel P. Penberthy
                                         ------------------------------
                                         Daniel P. Penberthy, Treasurer

                                   RAND CAPITAL SBIC, L.P.

                                   By: RAND CAPITAL MANAGEMENT LLC
                                         General Partner

                                   By: RAND CAPITAL CORPORATION
                                         Member

                                         By: /s/ Allen F. Grum
                                             ------------------
                                             Allen F. Grum, President

                                         By: /s/ Daniel P. Penberthy
                                             ------------------------
                                             Daniel P. Penberthy, Treasurer