Form 10-Q
period 2004-09-30
RAND CAPITAL CORP
filed 2004-11-10
CIK 81955

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 10, 2004): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Consolidated Statements of Financial Position as of September 30, 2004 and December 31, 2003

         Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

         Consolidated Statements of Changes in Net Assets for the Three Months and Nine Months Ended September 30, 2004 and 2003

         Consolidated Schedule of Portfolio Investments as of September 30, 2004

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

   ITEM 5.  Other Information

   ITEM 6.  Exhibits and Reports on Form 8-K

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)


                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                           2004                   2003
                                                                       --------------        --------------
ASSETS
      Investments at fair value (identified cost:  at 9/30/04 -        $   10,427,720        $    7,236,999
             $11,029,933, at 12/31/03 - $7,616,309)
      Cash and cash equivalents                                             1,131,502             1,251,546
      Interest receivable (net of allowance of $122,000 at
      9/30/04, and $122,914 at 12/31/03)                                      331,551               334,734
      Deferred tax asset                                                      558,000               430,000
      Income tax receivable                                                    17,649                    --
      Promissory notes receivable                                              45,200                72,330
      Other assets                                                            215,569                59,528
                                                                       --------------        --------------
      TOTAL ASSETS                                                     $   12,727,191        $    9,385,137
                                                                       ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)

      LIABILITIES:
      Accounts payable and accrued expenses                            $       87,004        $       93,522
      Income taxes payable                                                         --                 6,374
      Deferred revenue                                                         93,053                46,753
      Debentures guaranteed by the SBA                                      3,500,000                    --
                                                                       --------------        --------------
             Total liabilities                                              3,680,057               146,649

      STOCKHOLDERS' EQUITY (NET ASSETS)
      Common stock, $.10 par - shares authorized
      10,000,000;
      shares issued 5,763,034                                                 576,304               576,304
      Capital in excess of par value                                        6,973,454             6,973,454
      Accumulated net investment (loss)                                    (4,792,170)           (4,700,763)
      Undistributed net realized gain on investments                        6,695,507             6,662,551
      Net unrealized (depreciation) on investments                           (358,755)             (225,852)
      Treasury stock at cost, 44,100 shares at 9/30/04
             and 12/31/03                                                     (47,206)              (47,206)
                                                                       --------------        --------------

        Net assets (per share 9/30/2004-$1.58, 12/31/2003-$1.62)            9,047,134             9,238,488
                                                                       --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   12,727,191        $    9,385,137
                                                                       ==============        ==============

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                            THREE MONTHS       THREE MONTHS       NINE MONTHS         NINE MONTHS
                                                                ENDED             ENDED              ENDED               ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                2004               2003               2004                2003
                                                            -------------      -------------      -------------        -----------
INVESTMENT INCOME:
        Interest from portfolio companies                    $   161,731        $    92,708        $   484,253        $   295,671

        Interest from other investments                              318              3,376              1,952             17,550
        Dividend income                                           21,587             47,668             54,094             47,668
        Other income                                              14,048              2,359             32,200              6,975
                                                             -----------        -----------        -----------        -----------
                                                                 197,684            146,111            572,499            367,864
                                                             -----------        -----------        -----------        -----------
EXPENSES:
        Salaries                                                  82,814             71,793            298,529            260,177
        Employee benefits                                         15,895             14,570             66,476             55,740
        Directors' fees                                            8,050              7,550             34,150             28,050
        Professional fees                                         17,431             26,117             55,526             89,219
        Shareholders and office                                   30,106             29,961             96,841             84,043
        Insurance                                                 11,550             10,800             34,650             32,400
        Corporate development                                     16,296              7,897             35,378             26,059
        Other operating expenses                                   3,778              5,381             12,016             11,944
                                                             -----------        -----------        -----------        -----------
                                                                 185,920            174,069            633,566            587,632
        Interest expense                                          33,001                 --             57,008                 --
        Bad debt (recovery) expense                              122,000            122,914               (914)           122,914
                                                             -----------        -----------        -----------        -----------
        Total expenses                                           340,921            296,983            689,660            710,546
                                                             -----------        -----------        -----------        -----------
INVESTMENT (LOSS) BEFORE INCOME TAXES                           (143,237)          (150,872)          (117,161)          (342,682)
        Income tax expense                                         4,000              4,201             12,246             12,496
        Deferred income tax benefit                              (61,000)           (44,071)           (38,000)          (111,204)
                                                             -----------        -----------        -----------        -----------
NET INVESTMENT (LOSS)                                            (86,237)          (111,002)           (91,407)          (243,974)
                                                             -----------        -----------        -----------        -----------

REALIZED AND UNREALIZED GAIN ON INVESTMENTS:

        Net gain on sales and dispositions                            --             43,726             32,956             52,291
                                                             -----------        -----------        -----------        -----------
Unrealized (depreciation) on investments:
        Beginning of period                                      (65,826)          (151,355)          (379,311)          (149,266)
        End of period                                           (602,214)          (346,363)          (602,214)          (346,363)
                                                             -----------        -----------        -----------        -----------
        Change in unrealized appreciation                       (536,388)          (195,008)          (222,903)          (197,097)
        (depreciation) before income taxes
        Deferred income tax benefit                             (215,000)           (80,929)           (90,000)           (81,796)
                                                             -----------        -----------        -----------        -----------
NET INCREASE IN UNREALIZED DEPRECIATION                         (321,388)          (114,079)          (132,903)          (115,301)
                                                             -----------        -----------        -----------        -----------

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS
                                                                (321,388)           (70,353)           (99,947)           (63,010)
                                                             -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS        $  (407,625)       $  (181,355)       $  (191,354)       $  (306,984)
                                                             ===========        ===========        ===========        ===========

       WEIGHTED AVERAGE SHARES OUTSTANDING                     5,718,934          5,725,333          5,718,934          5,724,071
BASIC AND DILUTED NET (DECREASE) IN NET ASSETS FROM

OPERATIONS PER SHARE                                         $     (0.07)       $     (0.03)       $     (0.03)       $     (0.05)

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                              NINE MONTHS        NINE MONTHS
                                                                                  ENDED             ENDED
                                                                           SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations                                    $  (191,354)       $  (306,984)
                                                                              -----------        -----------
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                10,415              4,500
      Bad debt recovery                                                              (914)                --
      Change in unrealized depreciation
           of investments                                                         222,903            197,097
      Deferred tax benefit                                                       (128,000)          (193,000)
      Net realized gain on portfolio investments                                  (32,956)           (52,291)
      Non-cash conversion of debentures                                           (61,919)           (24,811)
      Changes in operating assets and liabilities:
         Decrease (increase) in interest receivable                                 4,097            (71,383)
         (Increase) in other assets                                               (40,707)           (18,658)
         Increase in deferred revenue                                              46,300             12,696
         Increase in accounts payable and other
             accrued liabilities                                                  (12,892)            (3,464)
                                                                              -----------        -----------
           Total adjustments                                                        6,327           (149,314)
                                                                              -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                                            (185,027)          (456,298)
                                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments originated                                                   (3,864,000)        (1,359,000)
      Proceeds from sale of portfolio investments                                  37,502             63,352
      Proceeds from loan repayments                                               534,878             30,860
      Capital expenditures                                                         (5,897)                --
                                                                              -----------        -----------
           NET CASH USED IN INVESTING ACTIVITIES                               (3,297,517)        (1,264,788)
                                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from SBA debentures                                              3,500,000                 --
      Origination costs for SBA debenture loans                                   (87,500)                --
      Purchase of SBA Commitment                                                  (50,000)           (50,000)
      Purchase of treasury shares                                                      --            (21,502)
                                                                              -----------        -----------
             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   3,362,500            (71,502)
                                                                              -----------        -----------

Net decrease in cash and cash equivalents                                        (120,044)        (1,792,588)
Cash and cash equivalents:
      Beginning of period                                                       1,251,546          3,092,189
                                                                              -----------        -----------
      End of period                                                           $ 1,131,502        $ 1,299,601
                                                                              ===========        ===========

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                         THREE MONTHS       THREE MONTHS        NINE MONTHS        NINE MONTHS
                                            ENDED              ENDED              ENDED               ENDED
                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                             2004               2003               2004                2003
                                         -------------      -------------      -------------       -------------
NET ASSETS AT BEGINNING OF PERIOD         $ 9,454,759        $ 9,459,243        $ 9,238,488        $ 9,604,634

Operations:
   Net investment loss                        (86,237)          (111,002)           (91,407)          (243,974)

   Net realized gain on investments                --             43,726             32,956             52,291

   Net decrease in unrealized
      appreciation of investments            (321,388)          (114,079)          (132,903)          (115,301)
                                          -----------        -----------        -----------        -----------
Net decrease in net assets from              (407,625)          (181,355)          (191,354)          (306,984)
   operations

Purchase of treasury shares                        --             (1,740)                --            (21,502)
                                          -----------        -----------        -----------        -----------

NET ASSETS AT END OF PERIOD               $ 9,047,134        $ 9,276,148        $ 9,047,134        $ 9,276,148
                                          ===========        ===========        ===========        ===========

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                          (b)        (c)                    (d)
                                                                                         DATE
         COMPANY AND BUSINESS                            TYPE OF INVESTMENT            ACQUIRED    EQUITY     COST         VALUE
         --------------------                            ------------------            --------    ------     ----         -----

APF GROUP, INC. (e)(g)                            $500,000 Senior Subordinated note     7/8/04       6%     $500,000     $500,000
Mount Vernon, NY. Manufacturer of                 at 12.5% due July 1, 2009. Warrants
museum quality picture frames and                 to purchase 10.2941 shares common
framed mirrors for museums, art                   stock.
galleries, retail frame shops,
upscale designers and prominent
collectors. www.apfgroup.com

CAROLINA SKIFF, LLC(e)(g)                         $985,000 Class A preferred            1/30/04      5%    1,000,000     1,000,000
Waycross, GA. Manufacturer of fresh               membership interest at 10%.
water, ocean fishing and pleasure                 Redeemable January 31, 2010. 5%
boats. www.carolinaskiff.com                      common membership interest.


CONTRACT STAFFING                                 10,000 shares Series A 8%             11/8/99      10%     100,000      100,000
Buffalo, NY. PEO providing human                  cumulative preferred stock.
resource administration for small                 Redeemable November 2004.
businesses.
www.contract-staffing.com

D'LISI FOOD SYSTEMS, INC. (g)                     $400,000 note at 10% due December      1/7/04       5%      400,000         -
Rochester, NY. Produces private                   31, 2008. Warrant for up to 5% of
label and branded frozen pizzas for               common stock. Filed for bankruptcy
distribution to convenience stores,               protection 8/13/04.
supermarkets, large club stores and
food services. www.dlisi.com

GEMCOR II, LLC (e)(g)                             $250,000 note at 8% due June 28,       6/28/04      31%     750,000      750,000
West Seneca, NY. Designs and sells                2009 with warrant to purchase 6.25
automatic riveting machines used in               membership units. 25 common
the assembly of aircraft                          membership units.
components. www.gemcor.com

G-TEC NATURAL GAS SYSTEMS                         41.67% Class A membership interest.    8/31/99      42%     300,000      200,000
Buffalo, NY. Manufactures and                     8% cumulative dividend.
distributes systems that allow
natural gas to be used as an
alternative fuel to gases.
www.gas-tec.com

INNOV-X SYSTEMS, INC. (e)(g)                      $350,000 Subordinated Debenture at     9/27/04      10%     350,000      350,000
Woburn, MA. Manufactures portable                 8.5% due September 27, 2009 with
x-ray fluorescence (XRF) analyzers                detachable warrants.
used in metals/alloy analysis.
www.innovx-sys.com

KIONIX, INC. (g)                                  2,862,091 shares Series A preferred    5/17/02      2%    1,000,000     1,000,000
Ithaca, NY. Develops innovative                   stock.
MEMS based technology applications.
www.kionix.com

MINRAD, INC.                                      677,980 common shares.                 8/4/97       3%      919,422      847,000
Buffalo, NY. Developer of acute
care devices and anesthetics.
www.minrad.com

NEW MONARCH MACHINE TOOL, INC. (e)(g)**           $500,000 note at 12% due September     9/24/03      12%     668,182      668,182
Cortland, NY. Manufactures and                    24, 2006. Warrant for 11.59 shares
services vertical/horizontal                      of common stock. $250,000 note at
machining centers.                                14% due March 2, 2005.
www.monarchmt.com


PHOTONIC PRODUCTS GROUP, INC (OTC: PHPG.OB) *     100 shares convertible Series B       10/31/00      <1%     135,000      112,600
(Formerly INRAD, Inc.) Northvale,                 preferred stock, 10% dividend.
NJ. Develops and manufactures                     14,000 shares common stock.
products for laser photonics
industry. www.inrad.com

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                         SEPTEMBER 30, 2004 (CONTINUED)
                                   (UNAUDITED)

                                                                                           (b)       (c)                    (d)
                                                                                           DATE
                COMPANY AND BUSINESS                         TYPE OF INVESTMENT          ACQUIRED   EQUITY     COST        VALUE
                --------------------                         ------------------          --------   ------     ----        -----
RAMSCO (e)(g) **                                    $750,000 note at 13% due November    11/19/02    13%      916,947     916,947
Albany, NY. Distributor of water, sanitary, storm   18, 2007.  Warrants to purchase
sewer and specialty construction materials to the   12.5% of common shares.  $210,000
contractor, highway and municipal markets.          note at 13% due November 18, 2007.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC              $500,000 convertible note at 10%      7/10/02    <1%      500,000     618,000
Buffalo, NY.  Natural gas transportation company.   due on demand after July 30, 2004.
                                                    0.88 membership units.

SYNACOR, INC.(g)                                    $350,000 convertible note at 10%     11/18/02     4%      385,000     389,337
Buffalo, NY.  Develops provisioning platforms for   due November 18, 2007.  14,957
aggregation and delivery of content for broadband   Series A preferred shares. Warrants
access providers.                                   for 149,573 common shares.
www.synacor.com

TOPPS MEAT COMPANY, LLC(e)(g)                       Preferred A and Class A common        4/3/03      3%      259,000     259,000
Elizabeth, NJ - Producer and supplier of premium    membership interest.
branded frozen hamburgers and portion controlled
meat products.

ULTRA - SCAN CORPORATION                            536,569 common shares, 107,104       12/11/92     3%      738,164    1,076,174
Amherst, NY.  Biometrics application developer of   Series A-1 preferred shares.
ultrasonic fingerprint technology.
www.ultra-scan.com

USTEC, INC.                                         (e) $100,000 note at 5% due           6/26/98    <1%      450,500     475,000
Victor, NY.  Markets digital wiring systems for new February 2006.  50,000 common
home construction.                                  shares.  Warrants for 139,395
www.ustecnet.com                                    common shares.
                                                    (g) $350,000 Senior Subordinated
                                                    Convertible Debenture at 6% due
                                                    February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS                   2,673 preferred units with           12/16/99    <1%      270,000     270,000
Philadelphia, PA. Leases and sells high-end modular warrants, 14% accrued distribution
space solutions.                                    rate.
www.vanguardmodular.com

WINEISIT.COM, CORP.(e)(g)                           $500,000 Senior Subordinated note    12/18/02     2%      801,918     801,918
Amherst, NY.  Marketing company specializing in     at 10% due December 17, 2009.
customer loyalty programs supporting the wine and   $250,000 note at 10% due April 16,
spirit industry.                                    2005.Warrants to purchase100,000
www.wineisit.com                                    shares Class B common stock.

Other Investments                                   Other                                 Various             585,800        93,562
                                                                                                           ------------ -----------

                                                    Total portfolio investments                             $11,029,933 $10,427,720
                                                                                                            =========== ===========

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                         SEPTEMBER 30, 2004 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by * ) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2004 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(f) Income Tax Information - As of September 30, 2004, the aggregate cost of investment securities approximated $11.0 million. Net unrealized depreciation aggregated approximately $602,000 of which $485,000 related to appreciated investment securities and $1,087,000 related to depreciated investment securities.

(g)      Rand Capital SBIC, L.P. investment

*        Publicly owned company

**       Reduction in cost and value reflects current principal repayment.



                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

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

         The following discussion will include the Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

         The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of September 30, 2004, Rand Capital SBIC, L.P. had drawn $3,500,000 in leverage from the SBA.

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

         o Rand SBIC, as a BDC/SBIC subsidiary of Rand, as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand's reports.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2004 are not necessarily indicative of the results for the full year.

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

         N-30-B2/ARS     Quarterly & Annual Reports to Shareholders

         N-54A           Election to Adopt Business Development Company status

         DEF-14A         Definitive Proxy Statement submitted to shareholders

         Form 10-K       Annual Report on Form 10-K for the year ended
                         December 31, 2003

         Form 10-Q       Quarterly Report on Form 10-Q for the quarters ended
                         June 30, 2004, March 31, 2004, and September 30, 2003

         Form N-23C-1    Reports by closed-end investment companies of
                         purchases of their own securities

         Our website is www.randcapital.com. We make available through our website: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and other reports filed with the SEC.

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

REVENUE RECOGNITION - INTEREST INCOME - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. Certain investments of the Corporation are structured to provide a deferred interest period where interest is not currently due.

         The Rand SBIC interest accrual is regulated by the SBA's "Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies". Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company's ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

         During the nine month period ending September 30, 2004 the Corporation reversed its reserve of $122,914 relating to a Somerset Gas Transmission Company, LLC (Somerset) interest receivable that was paid in April of 2004. In addition the Corporation fully reserved the interest receivable from G-TEC Natural Gas Systems (G-TEC) for $122,000. The net effect of the reversal of Somerset and the reserve for G-TEC is reflected as a bad debt recovery in the accompanying statement of operations.

DEFERRED DEBENTURE COSTS - SBA debenture costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. The Corporation incurred an additional $137,500 of SBA debenture costs during the nine month period ended September 30, 2004 attributed to its draw down on the SBA commitment and the $50,000 commitment fee paid to reserve an additional $5,000,000 in SBA leverage.

SBA DEBENTURES - During the nine month period ended September 30, 2004, the Corporation drew down $3,500,000 on its available SBA leverage which it used to fund certain investments. The debentures are due in 10 years and provide for semi-annual interest only payments. The current interest rate is approximately 5%.

NET ASSETS PER SHARE - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

STATEMENT OF CASH FLOWS - During the nine month period ended September 30, 2004, the Corporation converted accrued interest of $51,919 to a debenture instrument and $10,000 to an equity instrument.

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

STOCKHOLDERS EQUITY (NET ASSETS) - At September 30, 2004 and December 31, 2003, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

         On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 28, 2005. During the year ended December 31, 2003 the Corporation purchased 19,700 shares for the treasury at a cost of $21,502. During the period July 15, 2002 through December 31, 2002 the Corporation purchased 24,400 shares for the treasury at a cost of $25,704. No shares were purchased for the Corporation's treasury in the nine months ended September 30, 2004.

STOCK OPTION PLAN - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2004, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

SUBSEQUENT EVENT - Subsequent to the quarter end of September 30, 2004, the Corporation made one investment totaling $400,000.

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

FINANCIAL CONDITION

         The Corporation's total assets increased by $3,342,054 or 35.6% to $12,727,191 and its net assets decreased by ($191,354) or (2.1%) to $9,047,134 at September 30, 2004, versus $9,385,137 and $9,238,488 respectively, at December 31, 2003.

         The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small private companies. The following summarizes the Corporation's investment portfolio at the period-ends indicated.


                                             SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                             ------------------   -----------------
Investments at cost                             $ 11,029,933        $  7,616,309
Unrealized (depreciation), net                      (602,214)           (379,310)
                                                ------------        ------------
Investments at fair value                        $10,427,720          $7,236,999
                                                ============        ============

         The increase in investments is due to the effect of Rand SBIC's new investments during the nine months ended September 30, 2004 in the following portfolio companies:


NEW INVESTMENTS                                                         AMOUNT
---------------                                                       ----------
APF Group, Inc.                                                       $  500,000
Carolina Skiff, LLC (Carolina Skiff)                                   1,000,000
D'Lisi Food Systems, Inc (D'Lisi)                                        400,000
Gemcor II, LLC (Gemcor)                                                  750,000
Innov-X Systems, Inc.                                                    350,000
New Monarch Machine Tool, Inc (Monarch)                                  250,000
Rexford Albany Municipal
     Supply Company (RAMSCO)                                             210,000
USTec                                                                    150,000
Wineisit.com                                                             250,000
Ultra-Scan Corporation (Ultra-Scan)                                        4,000
                                                                      ----------
TOTAL OF INVESTMENT MADE DURING 2004                                  $3,864,000

Interest Conversions:
WineIsIt.com, Corp. (WineIsIt)                                            51,918
Photonics Product Group (Photonics)                                       10,000
                                                                      ----------
Total of new and additions to previous investments
 during the nine months ended September 30, 2004                      $3,925,918
                                                                      ==========

         The increase in investments at cost is due to the $3,864,000 of new investments made during the first nine months of 2004 by the Corporation. In addition, the Corporation converted the accrued interest of WineIsIt of $51,918 to the debenture instrument and $10,000 of accrued interest in Photonics into an equity instrument. The unrealized depreciation increased in the nine months ended September 30, 2004 by $222,904. See the section below labeled "Net Change in Unrealized Appreciation/Depreciation of Investments" for an explanation of this change.

         A significant development in the nine months ended September 30, 2004 was the increase in the SBA Debenture Loan Payable amount by $3,500,000. The Corporation began drawing leverage from the SBA during the nine months ended September30, 2004. These debentures are due in 10 years and provide for semi-annual interest only payments which are currently at approximately 5%.

         Net asset value per share (NAV) was $1.58/share at September 30, 2004 versus $1.62/share at December 31, 2003.

         The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 115% of net assets at September 30, 2004 and 78% of net assets at December 31, 2003. The increase in this percentage during the nine month period ended September 30, 2004 is due to the increase in new investments which were partially funded by the $3,500,000 draw down on the Corporation's SBA leverage.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

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

         During the current year nine-month period, total investment income was $572,499, an increase of $204,635, or 56%, from total investment income of $367,864 for the prior year nine month period ended September 30, 2003. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

         Portfolio interest income was $484,253 and $295,671 for the nine months ended September 30, 2004 and 2003 respectively, an increase of 64%. This increase is attributable to the fact that 63% or $850,000 of the 2003 new investments originated out of Rand SBIC are in debenture instruments that earn interest income at a blended interest rate of approximately 10%. In addition approximately 62% or approximately $2,412,000 of the new investments originated during the nine month period ended September 30, 2004 were debentures and earned a blended interest rate of 8.6%.

         The portfolio interest income for the nine months ended September 30, 2004 includes $62,705 of interest income on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrued interest at a 14% rate subsequent to that date. In September 2003 the Corporation had stopped accruing interest on the Somerset note, had issued a demand letter to Somerset regarding its repayment, and had established a 100% reserve for the accrued interest of $122,914. In April 2004 Somerset paid $400,000 in principal on the $900,000 note and $190,449 in accrued interest. The remaining $500,000 balance of the note was converted to a new debenture instrument earning interest at 10%.

         The other interest income from idle cash was $1,952 for the nine months ended September 30, 2004 and $17,550 for the same nine month period in 2003. This represented a decrease of $15,598 or 89%. The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the decrease in the interest income from idle cash balances category.

         Dividend income is comprised of distributions from Limited Liability Companies (LLC's) that the Corporation has invested in. The Corporation's investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities. Dividend income was $54,094 for the nine months ended September 30, 2004 and $47,668 for the same nine month period in 2003. This income increased due to the fact that the Corporation invested in three portfolio companies during 2003 and 2004 that were LLC's that had taxable income. The LLC investment income for the nine months ended September 30, 2004 consisted of LLC distributions from Topps Meat Company, LLC

(Topps) for $25,760, Carolina Skiff, LLC for $27,090 and Vanguard Modular Building Systems (Vanguard) for $1,244. The LLC investment income for the prior year nine months ended was comprised of distributions from Topps for $18,887 and G-Tec for $28,781.

         Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1 to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. The amortized fee revenue was $32,200 for the nine month period ended September 30, 2004 and $6,975 for the same nine month period in 2003. The increase can be attributable to the fact that the Corporation is generating more investments through Rand SBIC in 2004 and therefore more closing fees are being collected.

OPERATING EXPENSES

         Total operating expenses for the nine months ended September 30, 2004 and 2003 were $689,660 and $710,546, respectively, a decrease of $20,885 or 3%. The operating expenses predominately consist of employee compensation and benefits, director fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities, interest expense and bad debt expense. The total operating expenses excluding the bad debt expense (recovery) for the nine months ended September 30, 2004 and 2003 were $690,575 and $587,632, an increase of $102,943 or 18%. This increase in operating expenses is primarily attributed to employee salary and director fee increases, and an increase in shareholder and office expenses related to the cost of operating as a public company. In addition, the Corporation began to draw down SBA leverage in 2004 and therefore incurred $57,008 in interest expense during the nine months ended September 30, 2004. This interest is paid on a semi-annual basis to the SBA.

         In addition, the operating expenses for the nine month period ending September 30, 2004 were reduced by $122,914 in bad debt recovery related to the full recovery of the accrued interest related to the Somerset investment. The reserve was initially established in September 2003 due to the fact that the underlying note was in technical default. This reserve was reversed and all accrued interest through April 14, 2004 was paid in full on April 15, 2004. In addition, a bad debt reserve was established in the third quarter of 2004 for G-Tec for $122,000. This represents all of the interest that had been accrued on this investment and was established after a review of the investment by management.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS

         During the nine months ended September 30, 2004 the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. During the same nine month period ended in 2003 the Corporation realized an $8,565 gain on the sale of the ADIC stock.

NET CHANGE IN UNREALIZED APPRECIATION/DEPRECIATION OF INVESTMENTS

         The Corporation recorded a net change in unrealized (depreciation) on investments of ($222,903) during the current year nine month period, as compared to ($197,097) during the prior year nine month period. This net change in unrealized (depreciation) on investments of ($222,903) is the net effect of decreases in fair value of five portfolio companies totaling ($677,259), increases in fair value of three portfolio companies totaling $477,812 and the reversal of unrealized appreciation related to the sale of ADIC stock of ($23,456).

         The decrease in fair value of ($677,259) is comprised of decreases in the fair value of D'Lisi ($400,000), Dataview, LLC (Dataview) ($155,179), G-Tec ($100,000) and SmartPill Diagnostics, Inc. (SmartPill) ($19,680). The write downs of Dataview and SmartPill were done in accordance the Corporation's established valuation policies. The write down of D'Lisi was precipitated by the fact that D'Lisi filed for Chapter 11 bankruptcy protection on August 13, 2004. Accordingly, the collection of our subordinated debenture principal is presumed in doubt and/or there is substantial doubt about the ability for D'Lisi to pay the principal. Although the company has continued to operate while it submits its reorganization plan to the courts, there exists some doubt as to the future of the company. Management of the Corporation evaluated its investment in G-Tec and determined that the company's performance and potential have significantly deteriorated. In the future if the factors which led to the reduction in valuation are overcome, the valuation may be restored.

         The increase in fair value of $477,812 is primarily attributable to the valuation of Minrad, Inc. (Minrad). The Corporation recognized appreciation of $338,500 on its investment in Minrad following its recent equity financing at a price greater than the fair value previously recorded by the Corporation. Minrad's plans following the financing is to merge into a publicly traded shell company, Technology Acquisition Corporation (TAC) which is traded under the symbol TAQC.OB. The Corporation currently holds 677,980 shares of Minrad which will be converted into publicly traded shares of TAC. The Corporation may be restricted in its ability to immediately trade its shares in TAC. The Corporation also increased the valuation of its 0.88 membership interest in Somerset Gas Transmission Company, LLC (Somerset) by $118,000. The Somerset membership units were previously written down in September 2003 to zero. Additionally, the Corporation increased the fair value of its investment in Clearview Cable (Clearview) by $21,312. These adjustments were done in accordance with the Corporation's established valuation policies.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS

         The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the nine month period ended September 30, 2004, the net decrease in net assets from operations was ($191,354) as compared to a net decrease in net assets from operations of ($306,984) for the same nine month period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's principal objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2003 and through the nine months ended September 30, 2004 and it is anticipated that will continue in the future.

         As of September 30, 2004 and 2003, the Corporation's total liquidity, consisting of cash and cash equivalents, was $1,131,502 and $1,299,601 respectively.

         The Corporation paid a total of $100,000; $50,000 in July 2003 and $50,000 in August of 2004 to the SBA to reserve $10,000,000 of its approved debenture leverage. This fee was 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of September 30, 2004, Rand Capital SBIC, L.P. had drawn $3,500,000 in leverage from the SBA. SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. Rand SBIC was approved to obtain SBA leverage at a 2:1 matching ratio, resulting in a total capital pool eligible for investment by the Corporation of $15 million. The Corporation expects to use Rand SBIC as its primary investment vehicle.

         Management expects that it will be necessary to draw down leverage in the next fiscal year from the SBIC in order to fund operations and new investments. Net cash used in operating activities has averaged $675,000 over the last three fiscal years and management anticipates this amount will continue at similar levels. The future cash flow may fluctuate based on possible expenses associated with compliance with potential new SBIC and public company regulatory rules. Management believes that the cash and cash equivalents at September 30, 2004 coupled with the anticipated SBIC leverage draw-downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

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

         As of September 30, 2004 the Corporation did not have any off-balance sheet investments or hedging investments.

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

               (31.1) Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

               (31.2) Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

               (32.1) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation - filed herewith

               (32.2) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. - filed herewith

          *Management contract or compensatory plan.

         (b)   REPORTS ON FORM 8-K

               On July 29, 2004, we furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated July 29, 2003 announcing our earnings results for the second quarter of 2004.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Dated: November 10, 2004
                                       RAND CAPITAL CORPORATION



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