Form 10-K
period 2004-12-31
RAND CAPITAL CORP
filed 2005-03-29
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 811-01825

Rand Capital Corporation

(Exact Name of Registrant as specified in its Charter)

New York	16-0961359
(State or Other Jurisdiction of Incorporation	(IRS Employer
or organization)	Identification No.)
2200 Rand Building, Buffalo, NY	14203
(Address of Principal executive offices)	(Zip Code)

(Registrant’s Telephone No. Including Area Code) (716) 853-0802

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act) Yes: ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $5,882,616 based upon the last sale price as quoted by NASDAQ SmallCap Market on such date.

As of March 18, 2005 there were 5,718,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2005 is incorporated by reference into certain sections of Part III herein.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

     Rand Capital Corporation (“Rand” or “Corporation”) was incorporated under the law of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand filed an election to be treated as a business development company (“BDC”) under the 1940 Act, which became effective on the date of filing. On January 16, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (“SBIC”) application had been approved and Rand SBIC had been licensed by the Small Business Administration (“SBA”). The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).

     Throughout its history, the Corporation’s principal business has been to make venture capital investments in early-stage and/or developing enterprises that are principally engaged in the development or exploitation of inventions, technological improvements, and new or unique products and services typically in New York and its surrounding states. The Corporation’s principal objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2003 and 2004 and it is anticipated that will continue in 2005. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the developing companies in which it invests.

     The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

     Our website is www.randcapital.com. We make available through our website: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports filed with the Securities and Exchange Commission (“SEC”) .

Regulation as a BDC

     Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

     Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

     An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the SEC. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from the portfolio company or its officers, directors, or affiliates.

     A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

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

SBIC Subsidiary

     On January 16, 2002, Rand formed two wholly-owned subsidiaries, Rand SBIC and Rand Management. On August 16, 2002, Rand received notification that its Small Business Investment Company application had been approved and licensed by the Small Business Administration . The approval will allow Rand SBIC to obtain loans up to two times its initial $5 million of regulatory capital from the SBA for purposes of making new investment’s in portfolio companies.

     Rand formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a small business investment company (“SBIC”) under the Small Business Investment Act of 1958 (the “SBA Act”) by the Small Business Administration (the “SBA”), in order to have access to various forms of leverage provided by the SBA to SBIC’s.

     On May 28, 2002, the Corporation filed an Exemption Application with the SEC seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s applications seek orders that would permit:

•	a BDC (Rand) to operate a BDC/small business investment company (Rand SBIC) as its wholly owned subsidiary in limited partnership form;

•	Rand, Rand Management and Rand SBIC to engage in certain transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

•	Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis;

•	Rand SBIC, as a BDC/SBIC subsidiary of Rand as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand’s reports.

     The Corporation has not identified from among the similar exemption applications on file with the SEC an example of a specific grouping of all of the exemptions requested by the Corporation in its application, but the SEC has commonly granted applications to other companies for orders applicable to each of the exemptions requested and for orders applicable to various combinations of those exemptions, and the Corporation’s applications do not appear to raise any specific policy issues that have not also been raised by applications for which exemptions have been granted.

     Rand operates Rand SBIC through Rand Management for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC’s operations are consolidated with those of Rand for both financial reporting and tax purposes.

Regulation of SBIC Subsidiary

Lending Restrictions

     The SBA licenses SBIC’s as part of a program designed to stimulate the flow of private debt and/or equity capital to “Eligible Concerns” and “Smaller Concerns.” SBIC’s use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBIC’s, and an SBIC’s ability to obtain funds from the SBA is also governed by SBA regulations.

     In addition, at the end of each fiscal year, an SBIC must have at least 20% (in total dollars) invested in “Smaller Enterprises”. The SBA defines “Smaller Enterprises” as concerns that (a) do not have a net worth in excess of $6 million and have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged.

     SBIC’s may invest directly in the equity of their portfolio companies, but they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in its portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions.

SBA Leverage

     The SBA raises capital to enable it to provide funds to SBIC’s by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend to SBIC’s is determined by annual Congressional appropriations.

     In order to obtain SBA leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC’s license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC’s continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage. Under the provisions of the SBIC regulations the Corporation may apply for SBA’s conditional commitment to reserve a specific amount of leverage for future use. The Corporation may then apply to draw down leverage against the commitment. All SBIC’s must obtain a leverage commitment in order to draw leverage from the SBIC. Commitments expire on September 30 of the fourth full fiscal year following issuance and require the payment of a fee equal to 1 percent of the total commitment at the time of issuance. An additional fee equal to 2 percent of the amount drawn is deducted at the time of each draw.

     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July of 2003 and in August of

2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2004, Rand Capital SBIC, L.P. had drawn $3,500,000 in leverage from the SBA.

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

Employees

     As of December 31, 2004, the Corporation had four employees.

Risk Factors and Other Considerations

Investing in the Corporation’s Stock is Highly Speculative and an Investor Could Lose Some or All of the Amount Invested

     The value of the Corporation’s common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or the entire amount invested in its shares. The securities markets frequently experience extreme price and volume fluctuations which affect market prices for securities of companies generally, and technology and very small capitalization companies in particular. General economic conditions, and general conditions in the Internet and information technology, life sciences, material sciences and other high technology industries, will also affect the stock price.

Investing in the Corporation’s Shares May be Inappropriate for the Investor’s Risk Tolerance

     The Corporation’s investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. Its investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

Competition

     The Corporation faces competition in its investing activities from many entities including other SBIC’s, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as the Corporation. As a regulated BDC, the Corporation is required to disclose quarterly and annually the name and business description of portfolio companies and the value of its portfolio securities. Most of its competitors are not subject to this disclosure requirement. The Corporation’s obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund.

The Corporation is Subject to Risks Created by its Regulated Environment

     Rand and Rand SBIC are subject to regulation as BDC’s, and Rand SBIC is subject to regulation as an SBIC. The loans and other investments that the Corporation makes in small business concerns are extremely speculative. Substantially all of these concerns are and will be privately held. Even if a public market for their securities later develops, the debt obligations and other securities purchased by the Corporation are likely to be restricted from sale or other transfer for significant periods of time. These securities will be very illiquid.

     The Corporation’s Leverageable Capital may include large amounts of debt securities issued through the SBA, and all of the debentures will have fixed interest rates. Until and unless the Corporation is able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, the Corporation’s operating results may be adversely affected which may, in turn, depress the market price of the Corporation’s common stock.

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

Investment in Private Companies

     There are significant risks inherent in the venture capital business. The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies that may lack management depth and have not attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation’s investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Such sales are unpredictable and may not occur. Since Rand SBIC became licensed as a debenture SBIC in August of 2002, the Corporation has increased its investment in interest bearing debenture instruments. These instruments typically have a current or deferred interest income component. In addition the Corporation seeks to provide stockholders with long-term capital growth through the appreciation in the value of warrants we may receive when we invest in debt securities or through direct investment in equity securities.

Illiquidity of Portfolio Investments

     Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies or below investment grade subordinated debt securities. The Corporation’s portfolio of equity securities is, and will usually be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation’s portfolio may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous for the Corporation to liquidate such investments.

     Even if the Corporation’s portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

Valuation of Portfolio Investments

     There is typically no public market of equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

Fluctuations of Quarterly Results

     The Corporation’s quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Rand’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Small Cap Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the period indicated, the range of high and low closing prices per share as reported by NASDAQ:

2004 Quarter ending:	High	Low
March 31st	$1.65	$1.15
June 30th	$2.45	$1.20
September 30th	$1.59	$1.31
December 31st	$3.10	$1.20

2003 Quarter ending:	High	Low
March 31st	$1.22	$1.00
June 30th	$1.27	$1.00
September 30th	$1.30	$1.07
December 31st	$1.47	$1.02

Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no present intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

     In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2004, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

     The Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). There were no contributions to the profit sharing plan for 2004, 2003 or 2002.

     On March 18, 2005 the Corporation had a total of 1,160 shareholders, which included 130 record holders of its common stock, and an estimated 1,030 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation’s outstanding stock through purchases on the open market which was extended through October 28, 2005. During the years ended December 31, 2003 and 2002 the Corporation purchased 44,100 treasury shares for a total cost of $47,206. No shares were repurchased during the year ended December 31, 2004.

Item 6. Selected Financial Data

     The following table provides selected consolidated financial data of the Corporation for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our financial statements and related notes appearing elsewhere in this report.

Balance Sheet Data as of December 31:

	2004	2003	2002	2001	2000
Total assets	$12,743,109	$9,385,137	$9,685,673	$10,282,493	$8,441,884
Total liabilities	$3,716,055	$146,649	$81,039	$224,209	$56,187
Net assets	$9,027,054	$9,238,488	$9,604,634	$10,058,284	$8,385,697
Net asset value per outstanding share	$1.58	$1.62	$1.67	$1.75	$1.46
Common stock shares outstanding	5,718,934	5,718,934	5,738,634	5,763,034	5,708,034

Operating Data for the year ended December 31:

	2004	2003	2002	2001	2000
Investment income	$757,704	$449,858	$261,230	$159,479	$239,769
Total expenses	$900,812	$942,799	$858,305	$825,765	$633,403
Net investment loss	($112,384)	(346,043)	($738,046)	($1,551,001)	($109,864)
Net realized gain (loss) on investments	$26,727	$87,841	$888,399	$3,286,078	($296,298)
Net (decrease) increase in unrealized (depreciation) appreciation	($125,777)	($86,441)	($578,299)	($94,365)	$1,129,416
Net (decrease) increase in net assets from operations	($211,434)	($344,643)	($427,946)	$1,640,712	$723,254

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors and Other considerations” contained in Part I, Item 1, which is incorporated herein by reference.

     There may be other factors that we have not identified that affect the likelihood that the forward-looking statements may prove to be accurate. Further, any forward-looking statement speaks only as of the date it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and we cannot predict all of them.

Overview

     The following discussion will include Rand Capital Corporation (“Rand”), Rand Capital SBIC, L.P., (“Rand SBIC”), and Rand Capital Management, LLC (“Rand Management”), (collectively, the “Corporation”) financial position and results of operations.

     Rand is incorporated under the law of New York and is regulated under the 1940 Act as a business development company (“BDC”). In addition, a wholly-owned subsidiary, Rand SBIC is regulated as a Small Business Investment Company (“SBIC”) by the Small Business Administration (“SBA”). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

     The Corporation’s primary business is investing in businesses, usually through investments in the form of subordinated debt, preferred/common stock or membership interests. We look for small and medium-sized companies that meet certain criteria, including:

1) a highly qualified management team

2) new or unique products or services with favorable industry and competitive advantage

3) a potential for growth in cash flow

4) a potential to realize appreciation in our equity position, if any.

     The Corporation makes investments in portfolio companies that typically range from $250,000 to $1,000,000 and it invest either directly in the equity of a company through equity shares or through a debt instrument. Our debt instruments usually have a maturity of not more than five years and usually have detachable equity warrants. Interest is either current pay (paid monthly) or deferred.

     Investment opportunities are identified for the Corporation by the management team. Throughout our history we have established an extensive network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the community and experience provide a competitive advantage in originating new investments..

     In a typical private financing, the management team of the Corporation will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. The Corporation will also familiarize themselves with the portfolio company’s industry and competitive landscape and may conduct additional reference checks with customers and suppliers of the portfolio company.

     Following an initial investment in a portfolio company, the Corporation may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or otherwise to increase or maintain the Corporation’s position in a promising portfolio company. The Corporation may also be called upon to provide an additional investment to a portfolio company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated on a case-by-case basis.

     The Corporation will exit private finance investments generally through the maturation of the debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through the private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debentures will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the debenture. The Corporation anticipates generating cash for new investments and operating expenses through SBA leverage draw downs and interest and principal payments from its portfolio concerns.

Critical Accounting Policies

     The Corporation prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all of our significant accounting policies, including critical accounting policies, see Note 1 to the consolidated financial statements in Item 8.

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

Valuation of Investments

     The most significant estimate inherent in the preparation of the Corporation’s consolidated financial statements is the valuation of its investments and the related unrealized appreciation or depreciation. The Corporation has adopted the SBA’s valuation guidelines for SBIC’s, which describe the policies and procedures used in valuing investments.

     Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for our investments. The Board of Directors considers fair value to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. The Corporation analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments is determined in good faith by the Board of Directors. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed.

     In the valuation process, the Corporation uses financial information received monthly, quarterly, and annually from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio investments. Valuation should be reduced if a company’s performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.

     Another key factor used in valuing equity investments is recent arms-length equity transactions entered into by the portfolio company that the Corporation utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to those of the Corporation, and the impact on these variations as it relates to market value may be impossible to quantify.

     Any changes in estimated fair value are recorded in our statement of operations as “Net increase (decrease) in unrealized (depreciation) appreciation.”

Revenue Recognition (Interest Income)

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

     The Rand SBIC interest accrual is regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies”. Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

Deferred Tax Assets

     The deferred tax assets are primarily related to future tax benefits associated with the utilization of the Corporation’s net operating loss carryforwards (NOL’s). The realization of these deferred tax assets is dependent on the Corporation generating sufficient taxable income through operations and realization of gains on its investments to utilize these NOL’s. Management has determined that a valuation allowance is not required based upon future estimated income and historical significant gains realized on the liquidation of its portfolio investments. In the event that management’s estimates or expectations regarding its future profitability do not come to fruition, the Corporation may be required to record a valuation allowance against the deferred tax asset.

Financial Condition

Overview:

	12/31/04	12/31/03	Increase(Decrease)
Total Assets	$12,743,109	$9,385,137	$3,357,972
Total Liabilities	3,716,055	146,649	3,569,406
Net Assets	9,027,054	9,238,488	(211,434)

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	December 31, 2004	December 31, 2003	Increase
Investments, at cost	$11,621,853	$7,616,309	4,005,544
Unrealized depreciation, net	(586,048)	(379,310)	(206,738)

Investments at fair value	$11,035,805	$7,236,999	$3,798,806

     The increase in investments is due to the effect of the Corporation’s new investments during the twelve months ended December 31, 2004 in the following portfolio companies:

New Investments	Amount
APF Group, Inc.	$500,000
Carolina Skiff, LLC (Carolina Skiff)	1,000,000
D’Lisi Food Systems, Inc (D’Lisi)	400,000
Gemcor II, LLC (Gemcor)	750,000
Innov-X Systems, Inc.	350,000
New Monarch Machine Tool, Inc (Monarch)	250,000
Rexford Albany Municipal Supply Company (RAMSCO)	210,000
Somerset Gas Transmission	200,000
Synacor	400,000
USTec	150,000
Wineisit.com	250,000
Ultra-Scan Corporation (Ultra-Scan)	4,000

Total of investments made during 2004	$4,464,000

New Investments	Amount
Interest Conversions:
WineIsIt.com, Corp. (WineIsIt)	51,918
Contract Staffing	41,400
Synacor	35,000
Photonics Product Group (Photonics)	10,000

Total of Interest Conversions made during 2004	$138,132

Total of new and additions to previous investments during the twelve months ended December 31, 2004	$4,602,318

     The unrealized depreciation increased in the year ended December 31, 2004 by ($206,738). See the section below labeled “Net Change in Unrealized Appreciation/Depreciation of Investments” for an explanation of this change.

     A significant development during the year ended December 31, 2004 was the increase in the SBA Debenture Loan Payable amount by $3,500,000. The Corporation began drawing leverage from the SBA during the twelve months ended December 31, 2004. These debentures are due in 10 years and provide for semi-annual interest only payments which are currently at approximately 5%.

     Net asset value per share (NAV) was $1.58/share at December 31, 2004 versus $1.62/share at December 31, 2003.

     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 122% of net assets at December 31, 2004 and 78% of net assets at December 31, 2003. The increase in this percentage during the twelve month period ended December 31, 2004 is due to the increase in new investments which were partially funded by the $3,500,000 draw down on the Corporation’s SBA leverage.

     The cash and cash equivalents approximated 7% of net assets at December 31, 2004 compared to 14% at December 31, 2003.

     The effect of the increase in tax net operating loss carry forwards and the change in unrealized depreciation on investments resulted in a net increase in the net deferred tax asset from $430,000 at December 31, 2003 to a net deferred tax asset of $566,000 at December 31, 2004.

Results of Operations

Investment Income

     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture instruments. Therefore, the Corporation will invest in a mixture of debenture and equity instruments which will provide a current return on a portion of the portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.

Comparison of the years ended December 31, 2004 and 2003

	12/31/04	12/31/03	Increase(Decrease)	% Increase(Decrease)
Portfolio Interest Income	$645,206	$369,517	$275,689	74.6%
Other Interest Income	2,581	20,970	(18,389)	(87.7%)

Dividend	64,823	49,787	15,036	30.2%
Other Income	45,094	9,584	35,510	370.5%

Total Investment Income	757,704	449,858	307,846	68.4%

     Total investment income increased 68.4% for the year ended December 31, 2004 due to an almost 75% increase in portfolio interest income during fiscal year 2004. This reflected an increase in investments in interest earning debentures during the fiscal years ended December 31, 2004 and 2003. During the year ended December 31, 2004 66% of the investments made, or approximately $2,900,000, was invested in debenture instruments that had a blended interest rate of approximately 10%.

     The portfolio interest income for the year ended December 31, 2004 includes $105,977 of interest income on a Somerset note. The original Somerset note matured on January 15, 2003, and went into default at an interest rate of 14%. In September 2003 the Corporation had stopped accruing interest on the Somerset note and had established a 100% reserve. In April 2004 Somerset paid the accrued interest in full. In addition, portfolio interest income for the year ended December 31, 2004 includes $99,321 in accrued interest income from Carolina Skiff LLC.

     The other interest income is comprised on interest income from idle cash balances which decreased (87.7%) during the year ended December 31, 2004. This decrease is due to the fact that the Corporation had a reduction in its idle cash balances during 2004 as a result of new investments and therefore earned little, if any, interest on the idle cash balances.

     Dividend income is comprised of distributions from limited liability companies (“LLC’s”) that the Corporation has invested in. The Corporation’s investment agreements with certain LLC’s require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities. Dividend income was $64,823 for the year ended December 31, 2004 and $49,787 for the same period in 2003. This increase is due to the fact that the Corporation invested in three portfolio companies during 2003 and 2004 that were LLC’s that had taxable income. The LLC investment income for the twelve months ended December 31, 2004 consisted of LLC distributions from Topps Meat Company LLC (Topps) for $35,195, Carolina Skiff LLC for $28,384 and Vanguard Modular Building Systems (Vanguard) for $1,244. The LLC investment income for the prior year ended December 31, 2003 was comprised of distributions from Topps for $18,887 and G-Tec for $28,781 and $2,119 for Vanguard.

     Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1 to 3% to the portfolio companies. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. The increase during the twelve month period ended December 31, 2004 can be attributed to the fact that the Corporation generated more investments through Rand SBIC in 2004 and, therefore, more closing fees were collected and are being amortized.

Comparison of the years ended December 31, 2003 and 2002

	12/31/03	12/31/02	Increase(Decrease)	% Increase(Decrease)
Portfolio Income	$369,517	$145,771	$223,746	153.5%
Other Interest Income	20,970	99,085	(78,115)	(78.8%)

Dividend	49,787	16,374	33,413	204.1%
Other Income	9,584	—	9,584	—

Total Investment Income	449,858	261,230	188,628	72.2%

     Total investment income increased 72.2% for the year ended December 31, 2003 from December 31, 2002. This income is comprised mainly of interest and dividend income from portfolio companies as well as interest income on idle cash.

     Portfolio interest income increased 153.5% during the year ended December 31, 2003 due to the fact that 63% or $850,000 of the new 2003 investments originated out of Rand SBIC are in debenture instruments that earn interest income at a blended interest rate of approximately 10%.

     The portfolio interest income for the year ended December 31, 2003 includes $122,914 in accrued interest on a $900,000 convertible note from Somerset. The Somerset note matured on January 15, 2003, and accrued interest at a 14% rate subsequent to that date. The Corporation issued a demand letter to Somerset regarding its repayment, however, as the note was in technical default at December 31, 2003 and was more that 120 days due to non-payment, the Corporation’s accounting policies required a 100% reserve to be established for the unpaid interest. In September 2003, the Corporation established a reserve for the accrued interest of $122,914 and ceased further accrual of interest under the note during the remainder of 2003.

     The remaining interest income which was generated from idle cash was $20,970 in 2003 and $99,085 in 2002. The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the ($78,115) decrease in the income from idle cash balances category.

     The dividend and other investment income was $49,787 in 2003 and $16,374 in 2002. This income increased due to an increase in LLC related distributions generated by Topps and G-Tec Natural Gas Systems (G-Tec). The Corporation’s investment agreements with certain pass through entities require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities profits. These dividends will fluctuate based upon the profitability of the entities.

     Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1 to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. The Corporation began investing through the SBIC subsidiary in 2003 and generated $9,584 in amortization revenue for the year ended December 31, 2003. The category did not exist for the year ended December 31, 2002 because there were not any SBIC financing fees collected during 2002.

Operating Expenses

Comparison of the years ended December 31, 2004 and 2003

	12/31/04	12/31/03	Increase(Decrease)	%Increase(Decrease)
Total Expenses	900,812	942,799	($41,987)	(4.4%)

     Total operating expenses decreased 4.4% in the year ended December 31, 2004. The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense.

     In analyzing the change in operating expenses, the most significant changes from year to year was in the categories of interest costs and bad debt expense. During the year ended December 31, 2004, the Corporation incurred $107,407 in interest expense related to the new SBA Debentures originated during the year. The Corporation will continue to recognize interest costs going forward and which will increase as the Corporation continues to draw down on its SBA leverage to fund future investments.

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

Comparison of the years ended December 31, 2003 and 2002

	12/31/03	12/31/02	Increase(Decrease)	% Increase(Decrease)
Total Expenses	942,799	858,305	$84,494	10%

     Total operating expenses increased $84,494, or 10%, in the year ended December 31, 2003 versus December 31, 2002.

     The increase in operating expenses during 2003 can be attributed to the establishment of a bad debt reserve for $122,914 on Somerset Gas, an increase in the provision for future anticipated health benefits for the spouse of a former officer of the Corporation by approximately $26,500 and the establishment of a vacation accrual reserve for $18,000. Increases in salaries and professional costs contributed to the remaining increase in operating expense for the year ended December 31, 2003. Professional fees increased in the 2003 due to the additional accounting and legal expenses related to the increasingly more complex regulatory environment in which the Corporation operates.

     The operating expenses for 2002 included $135,251 of organizational costs that related to the professional costs incurred for preparing an application for the Small Business Administration (SBA) for participation in the SBIC program. The Corporation became a licensed SBIC in August of 2002.

Net Realized Gains and Losses on Investments:

Comparison of the years ended December 31, 2004 and 2003

     During the year ended December 31, 2004, the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. In addition, the Corporation realized a ($6,229) loss on its investment in Clearview Cable.

     During the year ended December 31, 2003, the Corporation realized an $87,841 gain on the sale of the ADIC stock. The realized gain for 2003 resulted from the sale of 7,500 shares of ADIC stock with an average cost of $2.28 at an average sale price of $14.

Comparison of the years ended December 31, 2003 and 2002

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

Net Change in Unrealized Appreciation/Depreciation of Investments

For the years ended December 31, 2004, 2003 and 2002

     The Corporation recorded a net change in unrealized (depreciation) on investments before income tax benefits of ($206,737) during the year ended December 31, 2004, as compared to ($230,045) during the prior year ended December 31, 2003. This net change in unrealized (depreciation) on investments of ($206,737) is the net effect of decreases in fair value of five portfolio companies totaling ($674,859), increases in fair value of three portfolio companies totaling $491,576, and the reversal of unrealized appreciation related to the sale of ADIC stock of ($23,456).

     The decrease in fair value of ($674,859) is comprised of decreases in the fair value of D’Lisi ($400,000), Dataview, LLC (Dataview) ($155,179), G-Tec ($100,000) and SmartPill Diagnostics, Inc. (SmartPill) ($19,680). The write downs of Dataview and SmartPill were done in accordance the Corporation’s established valuation policies. The write down of D’Lisi was precipitated by the fact that D’Lisi filed for Chapter 11 bankruptcy protection on August 13, 2004. Accordingly, the collection of our subordinated debenture principal is presumed in doubt and/or there is substantial doubt about the ability for D’Lisi to pay the principal. Although the company has continued to operate while it submits its reorganization plan to the courts, there exists some doubt as to the future of the company. Management of the Corporation evaluated its investment in G-Tec and determined that the company’s performance and potential have significantly deteriorated. In the future, if the factors which led to the reduction in valuation are overcome, the valuation may be restored.

     The increase in fair value of $491,576 is primarily attributable to the valuation of Minrad Inc. (Minrad). The Corporation recognized appreciation of $338,500 on its investment in Minrad following its recent equity financing at a price greater than the fair value previously recorded by the Corporation. On December 16, 2004 Minrad merged into a publicly traded shell company,

Technology Acquisition Corporation (TAC) which was previously traded under the symbol TAQC.OB. The new trading symbol after the merger is MNRD.OB and the new name of the company is Minrad International, Inc. The Corporation currently holds 677,980 shares of Minrad. The Corporation is restricted in its ability to immediately trade its shares in Minrad and therefore has not priced its holding in Minrad at the December 31, 2004 closing price of $3.50. The Corporation also increased the valuation of its 0.88 membership interest in Somerset Gas Transmission Company, LLC (Somerset) by $118,000. The Somerset membership units were previously written down in September 2003 to zero. Additionally, the Corporation increased the fair value of its investment in Clearview Cable (Clearview) by $27,541 to reflect the amount received in October 2004 from the sale and realized exit in the Clearview investment. These adjustments were done in accordance with the Corporation’s established valuation policies.

     The unrealized depreciation increase before income tax benefits of ($230,045) for the year ended December 31, 2003 is primarily attributable to the establishment of a reserve on the Somerset membership interest for ($183,333) and the revaluation of the Corporations holdings in USTec by ($25,000). These adjustments were done in accordance with the Corporation’s established valuation policies.

     The decrease in unrealized appreciation (depreciation) of the investments is primarily attributable to the realized gain recognized on the sale of ADIC stock in 2002 and the net effect of the unrealized portfolio valuation adjustments to the following portfolio companies during the year ended December 31, 2002: ADIC Minrad ($652,058), Ultra-Scan Corporation Inc. $239,805, MemberWare ($50,000), ADIC escrow share valuation ($63,745) and the valuation of $183,333 in membership interests in Somerset Gas Transmission Company, LLC (Somerset) received with the 2002 debenture instrument. These adjustments were done in accordance with the Corporation’s established valuation policies.

Net Increase (Decrease) in Net Assets from Operations

     The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For 2004, the net decrease was ($211,434), as compared to net decrease in net assets from operations of ($344,643) in 2003 and ($427,946) for 2002.

     The net decrease in net assets from operations in 2004 can primarily be attributed to the net investment loss of ($112,384) and the increase in unrealized depreciation of ($206,737). The 2003 net decrease in net assets from operations is due to the investment loss of ($346,043). The 2002 net decrease in net assets from operations is due to a net investment loss of ($738,046), a realized gain on investments of $888,399 and a net decrease in unrealized appreciation of investments of ($578,299).

Liquidity and Capital Resources

     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments. The Corporation does earn interest income on idle cash balances and has historically relied on and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital necessary for short-term needs.

     As of December 31, 2004, 2003 and 2002, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $626,744, $1,251,546 and $3,092,189 respectively.

     As of December 31, 2004 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. It had drawn down $3,500,000 of this leverage as of December 31, 2004.

     Management expects that it will be necessary to draw down SBA leverage in the next fiscal year in order to fund operations and new investments. Net cash used in operating activities has averaged $479,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at December 31, 2004 coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

     The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2004. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2009 and
	2005	2006	2007	2008	beyond

Anticipated Cash Receipts from Portfolio Companies	$880,000	$1,100,000	$1,975,000	$800,000	$435,000

Disclosure of Contractual Obligations

     The following table shows the Corporation’s contractual obligation at December 31, 2004. The Corporation does not have any capital lease obligations, or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	3-5	More
	Total	1 year	years	years	than 5 yrs

SBA Debentures	$3,500,000	$0	$0	$0	$3,500,000

Operating Lease Obligations (Rent of office space)	$16,380	$16,380	$0	$0	$0

Total	$3,516,380	$16,380	$0	$0	$3,500,000

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in the “Notes to Schedule of Portfolio Investments” in the financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”

     At times a portion of the Corporation’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

     As of December 31, 2004, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and consolidated supplemental schedules of the Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2004 and 2003

Statements of Operations for the three years in the period ended December 31, 2004

Statements of Cash Flows for the three years in the period ended December 31, 2004

Statements of Changes in Net Assets for the three years in the period ended December 31, 2004

Schedule of Portfolio Investments as of December 31, 2004

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2004

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2004

Independent Auditors’ Reports — Freed Maxick & Battaglia, CPA’s, PC and Deloitte and Touche, LLP.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2004	2003
ASSETS

Investments at fair value (identified cost: 2004 - $11,621,853; 2003 - $7,616,309)	$11,035,806	$7,236,999
Cash and cash equivalents	626,744	1,251,546
Interest receivable (net of allowance 2004 - $122,000; 2003 - $122,914)	260,490	334,734
Deferred tax asset	566,000	430,000
Promissory notes receivable	36,195	72,330
Prepaid income taxes	11,579	—
Other assets	206,295	59,528

Total assets	$12,743,109	$9,385,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)

Liabilities:
SBA debenture obligations	$3,500,000	$—
Accounts payable and accrued expenses	132,897	93,522
Income taxes payable	—	6,374
Deferred revenue	83,158	46,753

Total liabilities	3,716,055	146,649

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized - 10,000,000; issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment loss	(4,813,146)	(4,700,763)
Undistributed net realized gain on investments	6,689,277	6,662,551
Net unrealized depreciation on investments	(351,629)	(225,852)
Treasury stock, at cost, 2004 and 2003 - 44,100 shares	(47,206)	(47,206)

Net assets (per share 2004 - $1.58; 2003 - $1.62)	9,027,054	9,238,488

Total liabilities and stockholders’ equity (net assets)	$12,743,109	$9,385,137

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Investment income:
Interest from portfolio companies	$645,206	$369,517	$145,771
Interest from other investments	2,581	20,970	99,085
Dividend and other investment income	64,823	49,787	16,374
Other income	45,094	9,584	—

	757,704	449,858	261,230

Expenses:
Salaries	380,154	333,846	317,794
Employee benefits	85,200	95,208	77,852
Directors’ fees	45,100	46,050	32,000
Professional fees	63,594	118,916	91,120
Stockholders and office operating	116,032	105,062	106,725
Insurance	46,062	43,000	45,000
Corporate development	44,723	34,107	38,090
Other operating	13,454	43,696	14,473

	794,319	819,885	723,054

Interest on SBA obligations	107,407	—	—
Bad debt (recovery) expense	(914)	122,914	—
Organizational costs	—	—	135,251

Total expenses	900,812	942,799	858,305

Investment loss before income taxes	(143,108)	(492,941)	(597,075)

Current income tax expense (benefit)	24,316	27,498	(21,870)
Deferred income tax (benefit) expense	(55,040)	(174,396)	162,841

Net investment loss	(112,384)	(346,043)	(738,046)

Realized and unrealized gain (loss) on investments:
Net realized gain on sales and dispositions	26,727	87,841	888,399

Unrealized appreciation (depreciation) on investments:
Beginning of year	(379,311)	(149,266)	853,874
End of year	(586,048)	(379,311)	(149,266)

Change in unrealized (depreciation) appreciation before income taxes	(206,737)	(230,045)	(1,003,140)
Deferred income tax benefit	(80,960)	(143,604)	(424,841)

Net increase in unrealized depreciation	(125,777)	(86,441)	(578,299)

Net realized and unrealized (loss) gain on investments	(99,050)	1,400	310,100

Net decrease in net assets from operations	$(211,434)	$(344,643)	$(427,946)

Weighted average shares outstanding	5,718,934	5,722,776	5,759,260
Basic and diluted net decrease in net assets from operations per share	$(0.04)	$(0.06)	$(0.07)

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Net assets at beginning of year	$9,238,488	$9,604,634	$10,058,284

Net investment loss	(112,384)	(346,043)	(738,046)

Net realized gain on investments	26,727	87,841	888,399

Net increase in unrealized depreciation on investments	(125,777)	(86,441)	(578,299)

Net decrease in net assets from operations	(211,434)	(344,643)	(427,946)

Other changes:
Purchase of treasury stock	—	(21,503)	(25,704)

Net assets at end of year (including accumulated net investment loss of $4,813,146, $4,700,763 and $4,354,718 respectively)	$9,027,054	$9,238,488	$9,604,634

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net decrease in net assets from operations	$(211,434)	$(344,643)	$(427,946)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	14,890	8,803	7,443
Change in interest receivable allowance	(914)	122,914	—
Decrease in unrealized appreciation of investments	206,737	230,045	1,003,140
Deferred tax benefit	(136,000)	(318,000)	(262,000)
Net realized gain on portfolio investments	(26,727)	(87,841)	(888,399)
Non-cash conversion of debenture interest	(138,319)	(69,811)	(16,766)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	75,158	(181,976)	(107,828)
(Increase) decrease in other assets	(29,504)	—	517
Increase (decrease) in accounts payable and other accrued liabilities	33,001	55,936	(29,836)
Increase in deferred revenue	36,405	10,087	36,666

Total adjustments	34,727	(229,843)	(257,063)

Net cash used in operating activities	(176,707)	(574,486)	(685,009)

Cash flows from investing activities:
Investments originated	(4,464,000)	(1,359,000)	(3,300,000)
Proceeds from sale of portfolio investments	86,813	104,301	1,136,729
Proceeds from loan repayments	572,824	62,011	37,135
Capital expenditures	(6,232)	(1,967)	(12,479)

Net cash used in investing activities	(3,810,595)	(1,194,655)	(2,138,615)

Cash flows from financing activities:
Proceeds from SBA debenture	3,500,000	—	—
Origination costs to SBA	(87,500)	—	—
Purchase of SBA commitment	(50,000)	(50,000)	—
Purchase of treasury stock	—	(21,502)	(25,704)

Net cash provided (used) by financing activities	3,362,500	(71,502)	(25,704)

Net decrease in cash and cash equivalents	(624,802)	(1,840,643)	(2,849,328)
Cash and cash equivalents:
Beginning of year	1,251,546	3,092,189	5,941,517

End of year	$626,744	$1,251,546	$3,092,189

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2004

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value
APF Group, Inc. (e) (g) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$500,000 Senior Subordinated note at 12.5% due July 1, 2009. Warrants to purchase 10.2941 shares common stock.	7/8/04	6%	$500,000	$500,000

Carolina Skiff LLC (e) (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,000,000

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400
D’Lisi Food Systems, Inc. (g) Rochester, NY. Produces private label and branded frozen pizzas for distribution to convenience stores, supermarkets, large club stores and food services. www.dlisi.com	$400,000 note at 10% due December 31, 2008. Warrant for up to 5% of common stock. Filed for bankruptcy protection August 13, 2004.	1/7/04	5%	400,000	—

Gemcor II, LLC (e) (g) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 note at 8% due June 28, 2009 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	750,000	750,000

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.67% Class A membership interest. 8% cumulative dividend.	8/31/99	42%	300,000	200,000

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2004 (CONTINUED)

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value
Innov-X Systems, Inc. (e) (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovx-sys.com	$350,000 Subordinated Debenture at 8.5% due September 27, 2009 with detachable warrants.	9/27/04	10%	350,000	350,000

Kionix, Inc. (g) Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	2,862,091 shares Series A preferred stock.	5/17/02	2%	1,000,000	1,000,000

MINRAD International, Inc. (OTC: MNRD:OB)* Buffalo, NY. Developer of acute care devices and anesthetics. www.minrad.com	677,980 common shares.	8/4/97	3%	919,422	847,000

New Monarch Machine Tool, Inc. (e) (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$500,000 note at 12% due September 24, 2006. Warrant for 11.59 shares of common stock. $250,000 note at 14% due March 2, 2005.	9/24/03	12%	640,909	640,909

Photonic Products Group, Inc (OTC: PHPG.OB)* (Formerly INRAD, Inc.) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. 14,000 shares common stock.	10/31/00	<1%	135,000	118,200

RAMSCO (e) (g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	916,947	916,947

Somerset Gas Transmission Company, LLC (e) (g) Buffalo, NY. Natural gas transportation company. www.somersetgas.com	$500,000 convertible note at 12% due on demand after July 30, 2004. $200,000 note at 12% due December 31, 2005. 0.88 membership units.	7/10/02	<1%	700,000	818,000

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2004 (CONTINUED)

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value
Synacor, Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	$350,000 convertible note at 10% due November 18, 2007. 200,000 shares of Series B preferred stock. 59,828 Series A preferred shares. Warrants for 299,146 common shares.	11/18/02	4%	820,000	828,674

Topps Meat Company LLC (e) (g) Elizabeth, NJ – Producer and supplier of premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	259,000	259,000

Ultra - Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares.	12/11/92	3%	738,164	1,076,174

UStec, Inc. (e) Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	$100,000 note at 5% due February 2006. 50,000 common shares. Warrants for 139,395 common shares. ^ $350,000 Senior Subordinated Convertible Debenture at 6% due February 2, 2008.	6/26/98	<1%	450,500	475,000

Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	2,673 preferred units with warrants, 14% accrued distribution rate.	12/16/99	<1%	270,000	270,000

WineIsIt.com, Corp. (e) (g) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	801,918	801,918

Other Investments	Other	Various		528,593	42,584

				(f) $11,621,853	$11,035,806

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2004 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a)	Unrestricted securities (indicated by *) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2004 restricted securities represented 91% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s, PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Company holds equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information - As of December 31, 2004, the aggregate cost of investment securities approximated $11.622 million. Net unrealized depreciation aggregated approximately $586,000, of which $489,000 related to appreciated investment securities and $1,075,000 related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment

*	Publicly owned company

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS

For the Five Years Ended December 31, 2004, 2003, 2002, 2001 and 2000
Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Income from investment operations (1):

Investment income	$0.13	$0.08	$0.05	$0.02	$0.04

Expenses	0.16	0.16	0.15	0.14	0.11

Investment (loss) before income taxes	(0.03)	(0.08)	(0.10)	(0.12)	(0.07)

Income tax expense (benefit)	(0.01)	(0.03)	0.03	0.15	(0.05)

Net investment (loss)	(0.02)	(0.05)	(0.13)	(0.27)	(0.02)

Net realized and unrealized gain (loss) on investments	(0.02)	0.00	0.05	0.55	0.14

Net proceeds from private stock offering	0.00	0.00	0.00	0.01	0.01

(Decrease) increase in net asset value	(0.04)	(0.05)	(0.08)	0.29	0.13

Net asset value, beginning of year	1.62	1.67	1.75	1.46	1.33

Net asset value, end of year	$1.58	$1.62	$1.67	$1.75	$1.46

Per share market value, end of year	$1.56	$1.45	$1.03	$1.27	$2.19

Total return based on market value	7.6%	40.8%	(18.9)%	(42.0)%	27.3%

Total return based on net asset value	(2.5)%	(3.0)%	(4.6)%	19.9%	9.8%

Supplemental data:

Ratio of expenses before income taxes to average net assets	9.86%	10.01%	8.73%	8.95%	7.92%

Ratio of expenses including taxes to average net assets	9.53%	8.45%	10.16%	18.55%	4.37%

Ratio of net investment loss to average net assets	(1.23)%	(3.67)%	(7.51)%	(16.82)%	(1.37)%

Portfolio turnover	50.4%	24.3%	65.4%	6.3%	26.2%

Net assets end of year	$9,027,054	$9,238,488	$9,604,634	$10,058,284	$8,385,697

Weighted average shares outstanding at end of year	5,718,934	5,722,776	5,759,260	5,762,294	5,746,776

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Effective August 16, 2002, Rand Capital Corporation (“Rand”) made an election, following an authorized vote of its stockholders to become a Business Development Company, or “BDC”. Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940.

     Rand continues to operate as a publicly-held venture capital company, listed on the NASDAQ Small Cap Market under the symbol “RAND”. Rand was founded in 1969 and is headquartered in Buffalo, New York. Rand’s investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States.

     During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management), also a wholly-owned subsidiary, was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital.” On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investment’s in portfolio companies. As of December 31, 2004, the Corporation had drawn down $3,500,000 on its leverage commitments (see Notes 4 and 9).

     Principles of Consolidation - The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the “Corporation”. All intercompany accounts and transactions have been eliminated in consolidation.

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

     Certain investment agreements require the companies to meet certain financial and non-financial covenants. At December 31, 2004 one of its portfolio investments was in violation of its loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the appropriateness of the carrying value of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses.

     Cash and Cash Equivalents - Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

     Revenue Recognition — Interest Income - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

     Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $7,852 in 2004. Annual amortization expense for the next five years is estimated to average $19,000 per year.

     Organizational Costs - During 2002, the Corporation expensed $135,251 in legal and accounting related services in conjunction with the formation of its wholly-owned subsidiary Rand SBIC.

     Net Assets Per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

     Supplemental Cash Flow Information - Income taxes paid (refunded) for fiscal 2004, 2003 and 2002 was $42,273, $22,913 and $(18,230), respectively. Interest paid for fiscal 2004 was $44,564. No interest was paid for fiscal 2003 and 2002.

     Concentration of Credit and Market Risk - Financial instruments that potentially subject the Corporation to concentrations of credit risk consisted of cash and cash equivalents. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

     As of December 31, 2004, 51% of the Corporation’s total investment value was held in six notes and equity securities. As of December 31, 2003, 51% of the Corporation’s total investment value was held in five notes and equity securities.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. — PROMISSORY NOTES RECEIVABLE

     In January 2001, the Corporation received promissory notes from certain principals of its former portfolio companies. Principal payments commenced in January 2001. Interest, at the rate of 12%, will accrue during the term of the promissory notes and will be waived by the Corporation if the payers meet certain of the promissory note’s provisions. Through December 31, 2004, the provisions have been met and the interest has been waived. Principal installments due subsequent to December 31, 2004 are as follows: 2005 — $36,195.

NOTE 3. — INCOME TAXES

     Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

     The tax effect of the major temporary difference and carryforwards that give rise to the Corporation’s net deferred tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Operations	$(42,000)	$(28,000)
Investments	234,000	153,000
Net operating loss carryforwards	374,000	305,000

Deferred tax assets, net	$566,000	$430,000

     The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. At December 31, 2004 and 2003 it was determined that a valuation allowance was not required.

     The components of income tax (benefit) expense reported in the statements of operations are as follows for the years ended December 31:

	2004	2003	2002
Current:
Federal	$—	$—	$(34,243)
State	24,316	27,498	12,373

	24,316	27,498	(21,870)

Deferred:
Federal	(85,000)	(260,000)	(193,098)
State	(51,000)	(58,000)	(68,902)

	(136,000)	(318,000)	(262,000)

Total	$(111,684)	$(290,502)	$(283,870)

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. — INCOME TAXES (CONTINUED)

     A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2004	2003	2002
Net investment (loss) income and realized gain (loss) before income tax expense (benefit)	$(323,118)	$(635,145)	$(711,816)

Expected tax (benefit) at statutory rate	$(109,860)	$(215,950)	$(242,017)
State — net of federal effect	(19,387)	(38,110)	(37,310)
Other	17,564	(36,442)	(4,543)

Total	$(111,684)	$(290,502)	$(283,870)

     At December 31, 2004 and 2003, the Corporation had a federal net operating loss carryforward of approximately $894,000 and $683,000, respectively, which expire commencing in 2015. For state tax purposes the Corporation had a net operating loss carryforward of approximately $877,000 and $703,000, respectively, which expire commencing 2014.

NOTE 4. — SBA DEBENTURE OBLIGATIONS

     Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of its approved SBA Guaranteed Debenture leverage. This fee was paid in two installments of $50,000 each in July of 2003 and August of 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and is a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. As of December 31, 2004, Rand SBIC has debentures payable to and guaranteed by the SBA totaling $3,500,000 ($0 – 2003) against this commitment. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.120% to 4.684%, plus an annual charge that was .887% during 2004. The debentures outstanding at December 31, 2004 mature in 2014.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. — STOCKHOLDERS’ EQUITY (NET ASSETS)

     At December 31, 2004 and 2003, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation’s outstanding stock through purchases on the open market which was extended through October 28, 2005. During the years ended December 31, 2003 and 2002 the Corporation purchased a total of 44,100 treasury shares at a total cost of $47,206.

     Summary of change in equity accounts:

	Accumulated	Undistributed	Net unrealizd
	Net	Net Realized	Appreciation
	Investment	Gain on	(Depreciation)
	Loss	Investments	on Investments
Balance, December 31, 2002	$(4,354,719)	$6,574,710	$(139,411)

Net (decrease) increase in net assets from operations	(346,044)	87,841	(86,441)

Balance, December 31, 2003	$(4,700,763)	$6,662,551	$(225,852)

Net (decrease) increase in net assets from operations balance	(112,383)	26,726	(125,777)

Balance, December 31, 2004	$(4,813,146)	$6,689,277	$(351,629)

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. — STOCK OPTION PLANS

     In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2004 and 2003, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

     In July 2001, the Corporation also formed a Non-Employee Director Plan. In September 2003, the Corporation withdrew its application to the SEC regarding its exemption application for the Non-Employee Director Plan and terminated the plan because of the requirements of Section 57(n). No shares had been issued under the plan.

NOTE 7. — EMPLOYEE BENEFIT PLANS

     The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Pension plan expense was $20,304, $18,379 and $18,079 in 2004, 2003 and 2002, respectively.

     In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). There were no contributions to the Plan for 2004, 2003 and 2002.

NOTE 8. — COMMITMENTS AND CONTINGENCIES

     The Corporation has an agreement, which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2004 and 2003 were $38,277 and $43,090, respectively.

     The Corporation has a lease for office space which expires December 2005. Rent expense under this operating lease was approximately $17,000 for the year ended December 31, 2004 ($16,000 for 2003 and $15,000 for 2002). The future operating lease obligation for 2005 is approximately $17,000.

NOTE 9. — SUBSEQUENT EVENTS

     Subsequent to the year ended December 31, 2004, the Corporation made one investment totaling $200,000.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. — QUARTERLY OPERATIONS AND EARNINGS DATA — UNAUDITED

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter
2004
Investment income	$185,205	$197,684	$188,621	$186,194
Net increase (decrease) in net assets from operations	97,674	(407,625)	157,394	(58,877)
Basic and diluted net increase (decrease) in net assets from operations per share	0.02	(0.07)	0.03	(0.01)

2003
Investment income	$81,994	$146,111	$109,740	$112,013
Net decrease in net assets from operations	(37,659)	(181,356)	(37,614)	(88,014)
Basic and diluted net decrease in net assets from operations per share	(0.01)	(0.03)	(0.01)	(0.02)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED GAIN (LOSS)
Year Ended December 31, 2004

	Cost
	Increase	Realized
	(Decrease)	Gain(Loss)

NEW AND ADDITIONS TO PREVIOUS INVESTMENTS

APF Group, Inc.	$500,000
Carolina Skiff LLC	1,000,000
Contract Staffing	41,400
D’Lisi Food Systems, Inc.	400,000
Gemcor II, LLC	750,000
Innov-X Systems, Inc.	350,000
New Monarch Machine Tool, Inc.	250,000
Photonics	10,000
RAMSCO	210,000
Somerset Gas Transmission Company, Inc.	200,000
Synacor, Inc.	435,000
Ultra-Scan Corporation	4,000
US Tec, Inc.	150,000
WineIsIt.com Corp.	301,918

	4,602,318

INVESTMENTS SOLD/LIQUIDATION
ADIC	(4,543)	$32,956
Clearview Cable	(55,541)	(6,229)

	(60,084)	26,727

OTHER CHANGES
Debenture repayments, distributions and other	(536,690)	—

NET CHANGE IN INVESTMENTS AT COST AND REALIZED GAIN	$4,005,544	$26,727

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

     We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, including the consolidated schedule of portfolio investments as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in net assets for the years then ended, and the selected per share data and ratios for each of the five years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits. The consolidated financial statements of the Corporation for the year ended December 31, 2002 were audited by other auditors whose reports dated January 13, 2003, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination and confirmation of securities owned as of December 31, 2004 and 2003. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2004 and 2003, and the results of their operations, their cash flows and the changes in their net assets for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $11,035,806 (122% of net assets) and $7,236,999 (78% of net assets) as of December 31, 2004 and 2003, respectively, include securities valued at $11,035,806 and $7,208,999, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized gain is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Freed Maxick & Battaglia, CPA’s, PC
Buffalo, New York
January 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Rand Capital Corporation
Buffalo, New York

     We have audited the accompanying consolidated statement of operations, cash flows, and changes in net assets of Rand Capital Corporation and subsidiary (the “Corporation”) for the year ended December 31, 2002, and the selected per share data and ratios for each of the three years in the period then ended. These financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and selected per share data and ratios based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the results of operations of Rand Capital Corporation and subsidiary, their cash flows and the changes in their net assets for the year ended December 31, 2002, and the selected per share data and ratios for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Buffalo, New York
January 13, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

     Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Information in response to this Item is incorporated herein by reference to the information under the heading “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2005, to be filed under Regulation 14A (the “2005 Proxy Statement”).

     The Corporation has adopted a written code of ethics and officer Code of Ethics that applies to our principal executive officer, principal financial officer, and controller and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. Information in response to this Item is incorporated herein by reference to the information under the heading “COMMITTEES AND MEETING DATA” and the section labeled “Code of Business Conduct and Ethics” provided in the Corporation’s 2005 Proxy Statement. The Corporations Code of Ethics and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation’s website located at randcapital.com.

Item 11. Executive Compensation

     Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “COMMITTEES AND MEETING DATA,” “COMPENSATION” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information in response to this Item is incorporated herein by reference to the information provided in the 2005 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2005 Proxy Statement under the heading “COMMITTEES AND MEETING DATA” and the section labeled “Audit Committee”, and “Independent Accountant Fees”.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2004 and 2003

Statements of Operations for the three years in the period ended December 31, 2004

Statements of Cash Flows for the three years in the period ended December 31, 2004

Statements of changes in Net Assets for the three years in the period ended December 31, 2004

Schedule of Portfolio Investments as of December 31, 2004

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2004

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain (Loss) for the year ended December 31, 2004

Independent Auditor’s Report’s

(2)	FINANCIAL STATEMENT SCHEDULES

There were no schedules required to be filed as part of this report

(b)	Reports on Form 8-K

     On February 5, 2004, the Corporation furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated February 4, 2004 announcing our earnings results and net asset value for the fiscal year ended December 31, 2003.

     On April 29, 2004 the Corporation furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated April 29, 2004 announcing our earnings results and net asset value for the quarter ended March 31, 2004.

     On July 29, 2004 the Corporation furnished a Current Report on Form 8-K pursuant to Item 9. Regulation FD Disclosure attaching our press release dated July 29, 2004 announcing our earnings results and net asset value for the quarter ended June 30, 2004.

     On October 29, 2004 the Corporation furnished a Current Report on Form 8-K pursuant to Item 2.02 attaching our press release dated October 29, 2004 announcing our earnings results and net asset value for the quarter ended September 30, 2004.

(c)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC - incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.8)	Profit Sharing Plan — incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation — filed on the Corporation’s Form 10-K filed December 31, 2001.

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended - filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital Corporation — filed herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Rand Capital SBIC, L.P. — filed herewith

*	Management contract or compensatory plan.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2005	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum

Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature/Title

(i) Principal Executive Officer:

/s/ Allen F. Grum

Allen F. Grum / President	March 28, 2005

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy

Daniel P. Penberthy / Treasurer	March 28, 2005

(iii) Directors:

/s/ Allen F. Grum

Allen F. Grum / Director	March 28, 2005

/s/ Luiz F. Kahl

Luiz F. Kahl / Director	March 28, 2005

/s/ Erland E. Kailbourne

Erland E. Kailbourne / Director	March 28, 2005

/s/ Ross B. Kenzie

Ross B. Kenzie / Director	March 28, 2005

/s/ Willis S. McLeese

Willis S. McLeese / Director	March 28, 2005

/s/ Reginald B. Newman II

Reginald B. Newman II / Director	March 28, 2005

/s/ Jayne K. Rand

Jayne K. Rand / Director	March 28, 2005