Form 10-Q
period 2005-03-31
RAND CAPITAL CORP
filed 2005-05-12
CIK 81955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Transition Period from _____ to _______

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2005): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

      ITEM  1. FINANCIAL STATEMENTS (Unaudited)

            Consolidated Statements of Financial Position as of March 31, 2005 and December 31, 2004

            Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

            Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2005 and 2004

            Consolidated Schedule of Portfolio Investments as of March 31, 2005

            Notes to Consolidated Financial Statements

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      ITEM  3. Quantitative and Qualitative Disclosures about Market Risk

      ITEM  4. Evaluation of Disclosure - Controls and Procedures

PART II - OTHER INFORMATION

      ITEM  1. Legal Proceedings

      ITEM  2. Unregistered Sales of Equity Securities and Use of Proceeds

      ITEM  3. Defaults Upon Senior Securities

      ITEM  4. Submission of Matters to a Vote of Security Holders

      ITEM  5. Other Information

      ITEM  6. Exhibits

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                     MARCH 31,        DECEMBER 31,
                                                                       2005              2004
                                                                  --------------     --------------
ASSETS
   Investments at fair value (identified cost:  at 3/31/05 -      $   11,829,463     $   11,035,806
        $12,078,330, at 12/31/04- $11,621,853)
   Cash and cash equivalents                                             355,858            626,744
   Interest receivable (net of allowance of $122,000 at
   3/31/05 and 12/31/04)                                                 331,477            260,490
   Deferred tax asset                                                    467,000            566,000
   Income tax receivable                                                  14,162             11,579
   Promissory notes receivable                                            29,680             36,195
   Other assets                                                          255,093            206,295
                                                                  --------------     --------------

   TOTAL ASSETS                                                   $   13,282,733     $   12,743,109
                                                                  ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)
   LIABILITIES:
   Debentures guaranteed by the SBA                               $    4,000,000     $    3,500,000
   Accounts payable and accrued expenses                                  72,518            132,897
   Deferred revenue                                                       77,014             83,158
                                                                  --------------     --------------
        Total liabilities                                              4,149,532          3,716,055

   STOCKHOLDERS' EQUITY (NET ASSETS):
   Common stock, $.10 par - shares authorized
   10,000,000; shares issued 5,763,034                                   576,304            576,304
   Capital in excess of par value                                      6,973,454          6,973,454
   Accumulated net investment (loss)                                  (4,909,180)        (4,813,146)
   Undistributed net realized gain on investments                      6,689,278          6,689,277
   Net unrealized (depreciation) on investments                         (149,449)          (351,629)
   Treasury stock at cost, 44,100 shares at 3/31/05
        and 12/31/04                                                     (47,206)           (47,206)
                                                                  --------------     --------------
     Net assets (per share 3/31/2005-$1.60, 12/31/2004-$1.58)          9,133,201          9,027,054
                                                                  --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)           $   13,282,733     $   12,743,109
                                                                  ==============     ==============

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                       MARCH 31, 2005     MARCH 31, 2004
                                                       --------------     --------------
INVESTMENT INCOME:
       Interest from portfolio companies               $      145,920     $      172,797
       Interest from other investments                            839              1,405
       Dividend income                                              -              6,587
       Other income                                            10,894              5,405
                                                       --------------     --------------
                                                              157,653            186,194
                                                       --------------     --------------
OPERATING EXPENSES:
       Salaries                                               134,672            133,655
       Employee benefits                                       31,520             30,807
       Directors' fees                                          8,200             12,100
       Professional fees                                       15,063             13,431
       Shareholders and office                                 24,393             27,541
       Insurance                                               11,550             11,550
       Corporate development                                   11,213              8,507
       Other operating expenses                                 2,175              6,805
                                                       --------------     --------------
                                                              238,786            244,396
       Interest expense                                        50,973                  -
       Bad debt recovery                                            -           (122,914)
                                                       --------------     --------------
       Total expenses                                         289,759            121,482
                                                       --------------     --------------
INVESTMENT (LOSS) GAIN BEFORE INCOME TAXES                   (132,106)            64,712
       Income tax benefit (provision)                              73             (2,756)
       Deferred income tax benefit (provision))                36,000            (29,000)
                                                       --------------     --------------
NET INVESTMENT (LOSS) GAIN                                    (96,033)            32,956
                                                       --------------     --------------
REALIZED AND UNREALIZED GAIN ON INVESTMENTS:

       Net gain on sales and dispositions                           -             32,956
                                                       --------------     --------------
Unrealized (depreciation) on investments:
       Beginning of period                                   (586,047)          (379,311)
       End of period                                         (248,867)          (390,346)
                                                       --------------     --------------
       Change in unrealized (depreciation) before
       income taxes                                           337,180            (11,035)
       Deferred income tax (provision) benefit               (135,000)             4,000
                                                       --------------     --------------

NET DECREASE (INCREASE) IN UNREALIZED DEPRECIATION            202,180             (7,035)
                                                       --------------     --------------
NET REALIZED AND UNREALIZED GAIN ON INVESTMENTS
                                                              202,180             25,921
                                                       --------------     --------------
NET INCREASE IN NET ASSETS FROM OPERATIONS             $      106,147     $       58,877
                                                       ==============     ==============
               WEIGHTED AVERAGE SHARES OUTSTANDING          5,718,934          5,718,934
BASIC AND DILUTED NET INCREASE IN NET ASSETS FROM
OPERATIONS PER SHARE                                   $         0.02     $         0.01

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                            MARCH 31, 2005      MARCH 31, 2004
                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations                  $      106,147      $       58,877
                                                            --------------      --------------

Adjustments to reconcile net increase in net assets
to net cash used in operating activities:
     Depreciation and amortization                                   4,897               2,165
     Bad debt recovery                                                   -            (122,914)
     Change in unrealized depreciation of investments             (337,180)             11,035
     Deferred tax provision                                         99,000              25,000
     Net realized gain on portfolio investments                          -             (32,956)
     Non-cash conversion of debentures                                   -             (51,918)
     Changes in operating assets and liabilities:
        (Increase) in interest receivable                          (70,987)            (56,231)
        (Increase) in other assets                                 (42,218)            (61,454)
        (Decrease) increase in deferred revenue                     (6,144)             38,594
        (Decrease) in accounts payable and other
           accrued liabilities                                     (60,379)            (23,041)
                                                            --------------      --------------

         Total adjustments                                        (413,011)           (271,720)
                                                            --------------      --------------

NET CASH USED IN OPERATING ACTIVITIES                             (306,864)           (212,843)
                                                            --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments originated                                       (485,000)         (1,860,000)
     Proceeds from sale of portfolio investments                         -              37,503
     Proceeds from loan repayments                                  35,038              29,135
     Capital expenditures                                           (1,560)                  -
                                                            --------------      --------------

         NET CASH USED IN INVESTING ACTIVITIES                    (451,522)         (1,793,362)
                                                            --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from SBA debentures                                  500,000           1,000,000
     Origination costs for SBA debenture loans                     (12,500)            (25,000)
                                                            --------------      --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                 487,500             975,000
                                                            --------------      --------------

Net decrease in cash and cash equivalents                         (270,886)         (1,031,205)

Cash and cash equivalents:
     Beginning of period                                           626,744           1,251,546
                                                            --------------      --------------

     End of period                                          $      355,858      $      220,341
                                                            ==============      ==============

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                MARCH 31, 2005      MARCH 31, 2004
                                                --------------      --------------
NET ASSETS AT BEGINNING OF PERIOD               $    9,027,054      $    9,238,488

Operations:
  Net investment (loss)gain                            (96,033)             32,956

  Net realized gain on investments                           -              32,956

  Net decrease (increase) in unrealized
         appreciation of investments                   202,180              (7,035)
                                                --------------      --------------
Net increase in net assets from operations             106,147              58,877

NET ASSETS AT END OF PERIOD                     $    9,133,201      $    9,297,365
                                                ==============      ==============

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                                                                  DATE
                                                                                ACQUIRED   EQUITY                 VALUE
             COMPANY AND BUSINESS                     TYPE OF INVESTMENT           (b)      (c)       COST         (d)
---------------------------------------------   ------------------------------  --------   ------  ----------   ----------
APF GROUP, INC. (e)(g)                          $500,000 Senior Subordinated      7/8/04     6%    $  500,000   $  500,000
Mount Vernon, NY.  Manufacturer of museum       note at 12.5% due July 1,
quality picture frames and framed mirrors for   2009.  Warrants to purchase
museums, art galleries, retail frame shops,     10.2941 shares common stock.
upscale designers and prominent collectors.
www.apfgroup.com

CAROLINA SKIFF  LLC (e)(g)                      $985,000 Class A preferred       1/30/04     5%     1,000,000    1,000,000
Waycross, GA.  Manufacturer of fresh water,     membership interest at 11%.
ocean fishing and pleasure boats.               Redeemable January 31,
www.carolinaskiff.com                           2010. 5% common membership
                                                interest.

CONTRACT STAFFING                               Preferred Stock Repurchase       11/8/99    10%       141,400      141,400
Buffalo, NY. PEO providing human resource       Agreement through March 31,
administration for small businesses.            2010 at 5%.
www.contract-staffing.com

GEMCOR II, LLC (e)(g)                           $250,000 note at 8% due June     6/28/04    31%       750,000      750,000
West Seneca, NY.  Designs and sells automatic   28, 2009 with warrant to
riveting machines used in the assembly of       purchase 6.25 membership
aircraft components.                            units.  25 membership units.
www.gemcor.com

G-TEC NATURAL GAS SYSTEMS                       41.67% Class A membership        8/31/99    42%       300,000      200,000
Buffalo, NY. Manufactures and distributes       interest.  8% cumulative
systems that allow natural gas to be used as    dividend.
an alternative fuel to gases.
www.gas-tec.com

INNOV-X SYSTEMS, INC. (e)(g)                    $350,000 Subordinated            9/27/04    10%       635,000      635,000
Woburn, MA.  Manufactures portable x-ray        Debenture at 8.5% due
fluorescence (XRF) analyzers used in            September 27, 2009 with
metals/alloy analysis.                          detachable warrants.  3,500
www.innovxsys.com                               Series A preferred stock.
                                                $250,000 Series B Secured
                                                Subordinated term note at 8.5%
                                                due March 1, 2010.

KIONIX, INC.(g)                                 2,862,091 shares Series A        5/17/02     2%     1,000,000    1,000,000
Ithaca, NY.  Develops innovative MEMS based     preferred stock.
technology applications.
www.kionix.com

MINRAD INTERNATIONAL, INC.                      677,981 common shares.            8/4/97     3%       919,422    1,186,000
(OTC: MNRD:OB)   (h)
Buffalo, NY. Developer of acute care devices
and anesthetics.
www.minrad.com

NEW MONARCH MACHINE TOOL, INC. (e)(g)**         $500,000 note at 12% due         9/24/03    12%       613,636      613,636
Cortland, NY.  Manufactures and services        September 24, 2006.  Warrant
vertical/horizontal machining centers.          for 11.59 shares of common
www.monarchmt.com                               stock.  $250,000 note at 14%
                                                due September 2, 2005.

PHOTONIC PRODUCTS GROUP, INC (OTC: PHPG.OB)*    100 shares convertible Series   10/31/00    <1%       135,000      116,380
(Formerly INRAD, Inc.) Northvale, NJ.           B preferred stock, 10%
Develops and manufactures products for laser    dividend.  14,000 shares
photonics industry.                             common stock.
www.inrad.com

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                                                                  DATE
             COMPANY AND BUSINESS                     TYPE OF INVESTMENT        ACQUIRED   EQUITY     COST         VALUE
---------------------------------------------   -----------------------------   --------   ------  -----------  -----------
RAMSCO (e)(g)                                   $916,947,23 notes at 13% due    11/19/02      13%      916,947      916,947
Albany, NY. Distributor of water, sanitary,     November 18, 2007.  Warrants
storm sewer and specialty construction          to purchase 12.5% of common
materials to the contractor, highway and        shares.
municipal markets.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC (e)      $500,000 convertible note at     7/10/02      <1%      700,000      818,000
Buffalo, NY.  Natural gas transportation        13% due on demand after July
company.                                        30, 2004. $200,000 note at 12%
www.somersetgas.com                             due December 31, 2005. 0.88
                                                membership units.

SYNACOR, INC. (e)(g)                            $350,000 convertible note at    11/18/02       4%      820,000      828,674
Buffalo, NY.  Develops provisioning platforms   10% due November 18, 2007.
for aggregation and delivery of content for     200,000 shares of Series B
broadband access providers.                     preferred stock. 59,828
www.synacor.com                                 Series A preferred shares.
                                                Warrants for 299,146 common
                                                shares.

TOPPS MEAT COMPANY LLC (e)(g)                   Preferred A and Class A           4/3/03       3%      259,000      259,000
Elizabeth, NJ - Producer and supplier of        common membership interest.
premium branded frozen hamburgers and portion
controlled meat products.
www.toppsmeat.com

ULTRA - SCAN CORPORATION                        536,596 common shares,          12/11/92       3%      938,164    1,276,174
Amherst, NY. Biometrics application             107,104 Series A-1 preferred
developer of ultrasonic fingerprint             shares. (g) 95,284 Series A
technology.                                     preferred shares.
www.ultra-scan.com

USTEC, INC. (e)                                 $100,000 note at 5% due          6/26/98      <1%      450,500      475,000
Victor, NY.  Markets digital wiring systems     February 2006.  50,000 common
for new home construction.                      shares.  Warrants for 139,395
www.ustecnet.com                                common shares.
                                                (g) $350,000 Senior
                                                Subordinated Convertible
                                                Debenture at 6% due February
                                                2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS               2,673 preferred units with      12/16/99      <1%      270,000      270,000
Philadelphia, PA. Leases and sells high-end     warrants, 14% accrued
modular space solutions.                        distribution rate.
www.vanguardmodular.com

WINEISIT.COM, CORP. (g)                         $500,000 Senior Subordinated    12/18/02       2%      801,918      801,918
Amherst, NY.  Marketing company specializing    note at 10% due December 17,
in customer loyalty programs supporting the     2009.  $250,000 note at 10%
wine and spirit industry.                       due April 16, 2005.  Warrants
www.wineisit.com                                to purchase100,000 shares
                                                Class B common stock.

Other Investments                               Other                            Various               927,343       41,334

                                                Total portfolio investments                        $12,078,330  $11,829,463
                                                (f)                                                ===========  ===========

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                           MARCH 31, 2005 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by *) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2005 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(d) The Corporation has adopted the SBA's valuation guidelines for SBIC's which describe the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation might reasonably expect to receive if the portfolio securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f) Income Tax Information - As of March 31, 2005, the aggregate cost of investment securities approximated $12.1 million. Net unrealized depreciation aggregated approximately $249,000 of which $756,000 related to appreciated investment securities and $1,005,000 related to depreciated investment securities.

(g)   Rand Capital SBIC, L.P. investment

(h) This is a publicly owned security. The Corporation's shares are restricted until December 2005 at which time they become tradable in the open market under Rule 144.

*     Publicly owned company

**    Reduction in cost and value reflects current principal repayment.

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

      The following discussion will include the Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

      The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July of 2003 and in August on 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of March 31, 2005, Rand Capital SBIC, L.P. had drawn $4,000,000 in leverage from the SBA.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2005 are not necessarily indicative of the results for the full year.

      These statements should be read in conjunction with the financial statements and the notes included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004. Information contained in this filing should also be reviewed in conjunction with the Corporation's related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

      N-30-B2/ARS       Quarterly & Annual Reports to Shareholders
      N-54A             Election to Adopt Business Development Company status
      DEF-14A           Definitive Proxy Statement submitted to shareholders

      Form 10-K         Annual Report on Form 10-K for the year ended
                        December 31, 2004

      Form 10-Q         Quarterly Report on Form 10-Q for the quarters
                        ended September 30, 2004, June 30, 2004, and March 31,
                        2004

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

DEFERRED DEBENTURE COSTS - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $ 3,095 for the three months ended March 31, 2005.

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

STOCKHOLDERS EQUITY (NET ASSETS) - At March 31, 2005 and December 31, 2004, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

      On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 28, 2005. During the years ended December 31, 2003 and 2002 the Corporation purchased a total of 44,100 treasury shares at a total cost of $47,206.

STOCK OPTION PLAN - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

SUBSEQUENT EVENT - Subsequent to the quarter end of March 31, 2005, the Corporation drew down $1,000,000 from the SBA.

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

CRITICAL ACCOUNTING POLICIES

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of certain of our significant accounting policies see Note 2 of the consolidated financial statements. A summary of our critical accounting policies can be found in the December 31, 2004 Form 10-K in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

FINANCIAL CONDITION

Overview:

                          3/31/05         12/31/04       INCREASE
                        ------------    ------------    ---------
Total Assets            $ 13,282,733    $ 12,743,109    $ 539,624
Total Liabilities          4,149,532       3,716,055      433,477
Net Assets                 9,133,201       9,027,054      106,147

      The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation's investment portfolio at the period-ends indicated.

                                  MARCH  31, 2005      DECEMBER 31, 2004
                                  ---------------      -----------------
Investments at cost               $    12,078,330      $      11,621,853
Unrealized (depreciation), net           (248,867)              (586,047)
                                  ---------------      -----------------
Investments at fair value         $    11,829,463      $      11,035,806
                                  ===============      =================

      The increase in investments is due to the effect of Rand SBIC's new investments during the three months ended March 31, 2005 in the following portfolio companies:

NEW INVESTMENTS                                                  AMOUNT
---------------                                                  ------
Innov-X Systems, Inc.                                         $  285,000
Ultra-Scan Corporation (Ultra-Scan)                              200,000
                                                              ----------

TOTAL OF INVESTMENT MADE DURING THE THREE MONTHS
                            ENDED MARCH 31, 2005              $  485,000
                                                              ==========

      The unrealized depreciation decreased in the three months ended March 31, 2005 by $337,180. See the section below labeled "Net Change in Unrealized Appreciation/Depreciation of Investments" for an explanation of this change.

      Net asset value per share (NAV) was $1.60/share at March 31, 2005 versus $1.58/share at December 31, 2004.

      The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 130% of net assets at March 31, 2005 and 122% of net assets at December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

INVESTMENT INCOME

      The Corporation's investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture instruments. Therefore, the Corporation will invest in a mixture of debenture and equity instruments, which will provide a current return on a portion of the portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.

                                                                                  %
                              3/31/05     3/31/04    INCREASE(DECREASE)   INCREASE(DECREASE)
                             ---------   ---------   ------------------   ------------------
Portfolio Interest Income    $ 145,920   $ 172,797     ($    26,877)          (15.6%)
Other Interest Income              839       1,405             (566)          (40.3%)

Dividend Income                      -       6,587           (6,587)         (100.0%)
Other Income                    10,894       5,405            5,489           101.6%
                             ---------   ---------     ------------          ------
Total Investment Income      $ 157,653   $ 186,194     $    (28,541)          (15.3%)

Portfolio Interest Income - Portfolio interest income decreased $26,877 as compared to the first quarter of the prior year, which is attributable to the fact that the Corporation ceased accruing interest on two debt instruments for Wineisit.com (Wineisit) in January of 2005 in anticipation of a restructuring of the portfolio company's balance sheet. These two notes are technically in default due to nonpayment of principal and interest. The restructuring will include a debt conversion for which the Corporation will convert its two outstanding debt instruments and all interest that would have been recognized from January 1, 2005 through the closing date to an equity instrument. The conversion is projected to occur in the second quarter of 2005. The current period decrease in portfolio income can also be attributed to the fact that the portfolio income for the three months ended March 31, 2004 included seven months of interest on a Somerset Gas Transmission (Somerset) debenture. This interest amounted to $62,705 of income on a $900,000 convertible note from Somerset Gas Transmission (Somerset). This note had stopped accruing interest in September 2003 because it was in default and the Corporation had established a 100% reserve for the total accrued interest of $122,914. In April 2004 Somerset became current on the note and the Corporation, therefore, recognized all past due interest in the first quarter of 2004.

Other Interest Income - The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the decrease in the interest income from idle cash balances category.

Dividend Income - Dividend income is comprised of distributions from Limited Liability Companies (LLC's) that the Corporation has invested in. The Corporation's investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities' profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. This income decreased in the current quarter due to the fact that the Corporation had not received its first quarter LLC distributions by March 31, 2005. The LLC investment income for the three months ended March 31, 2004 was comprised of distributions from Topps Meat Company LLC (Topps) for $6,587.

Other Income - Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. The increase in other income for the three months ended March 31, 2005 can be attributable to the fact that the Corporation is generating more investments through Rand SBIC in 2004 and 2005 and therefore more closing fees are being collected.

OPERATING EXPENSES

                              3/31/05     3/31/04    INCREASE    % INCREASE
                             ---------   ---------   ---------   ----------
Total Expenses               $ 289,759   $ 121,482   $ 168,277    138.5%

      The operating expenses for the three months ended March 31, 2004 included $122,914 in a bad debt recovery. Without the bad debt recovery the increase in total expenses for the three months ended March 31, 2005 compared to 2004 would have been $45,363 or 18.6%. The operating expenses predominately consist of employee compensation and benefits, director fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities, interest expense and bad debt expense (recovery). Absent the effect of the bad debt recovery, the increase in operating expenses during the three months ended March 31, 2005 can be primarily attributed to the increase in SBA interest expense. The SBA interest expense was $50,973 for the three months ended March 31, 2005 and $0 for the three months ended March 31, 2004. This interest is paid on a semi-annual basis to the SBA and will continue increasing as outstanding borrowings increase to fund future investments and operations.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS

      During the three months ended March 31, 2005, the Corporation did not realize any gain or loss on investments. During the three months ended March 31, 2004 the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock.

NET CHANGE IN UNREALIZED APPRECIATION/DEPRECIATION OF INVESTMENTS

      The Corporation recorded a net change in unrealized appreciation (depreciation) on investments of $337,180 during the three months ended March 31, 2005, as compared to ($11,035) during the prior year three month period. The increase in unrealized appreciation on investments of $337,180 is due primarily to the Corporation's valuation change of Minrad International, Inc. (Minrad). The Corporation recognized appreciation of $339,000 on its 667,981 shares of Minrad to reflect the recent Private Placement pricing of $1.75/share of Minrad's securities as disclosed in Minrad's Proxy Statement and its public listing. Minrad is traded under the symbol MNRD.OB and the closing price at March 31, 2005 was $4.30. The Corporation's shares are restricted in nature, and cannot be sold until December 2005. This adjustment was done in accordance with the Corporation's established valuation policy.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS

      The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the three months ended March 31, 2005, the net increase in net assets from operations was $106,147 as compared to a net increase in net assets from operations of $58,877 for the same three month period in 2004.

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

      As of March 31, 2005 and 2004, the Corporation's total liquidity, consisting of cash and cash equivalents, was $355,858 and $220,341 respectively.

      During 2003 and 2004 the Corporation paid an aggregate of $100,000 to the SBA to reserve its approved $10,000,000 leverage. It had drawn down $4,000,000 of this leverage as of March 31, 2005.

      Management expects that it will be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments. Net cash used in operating activities has averaged $479,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at March 31, 2005 coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

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

VALUATION OF PORTFOLIO INVESTMENTS

      There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the Corporation's established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in valuation are recorded in the Corporation's statement of operations as "Net decrease (increase) in unrealized depreciation."

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

      As of March 31, 2005 the Corporation did not have any off-balance sheet investments or hedging investments.

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

      Changes in Internal Control Over Financial Reporting. There was no change in the Corporation's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during the Corporation's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting

                                    PART II.
                                OTHER INFORMATION

ITEM  1.   LEGAL PROCEEDINGS

           None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated:  May 11, 2005

                                         RAND CAPITAL CORPORATION

                                            By:  /s/ Allen F. Grum
                                                 -----------------------
                                                 Allen F. Grum, President

                                            By:  /s/ Daniel P. Penberthy
                                                 -----------------------
                                                 Daniel P. Penberthy, Treasurer

                                         RAND CAPITAL SBIC, L.P.

                                         By: RAND CAPITAL MANAGEMENT LLC
                                              General Partner
                                         By: RAND CAPITAL CORPORATION
                                              Member

                                            By: /s/ Allen F. Grum
                                                ------------------------
                                                Allen F. Grum, President

                                            By: /s/ Daniel P. Penberthy
                                                ------------------------
                                                Daniel P. Penberthy, Treasurer