Form 10-Q
period 2005-06-30
RAND CAPITAL CORP
filed 2005-08-05
CIK 81955

                     UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 1, 2005): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited)

             Consolidated Statements of Financial Position as of June 30, 2005 and December 31, 2004

             Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

             Consolidated Statements of Changes in Net Assets for the Three Months and Six Months Ended June 30, 2005 and 2004

             Consolidated Schedule of Portfolio Investments as of June 30, 2005

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

     ITEM 5. Other Information

     ITEM 6. Exhibits

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                       JUNE 30,          DECEMBER 31,
                                                                        2005                 2004
                                                                    --------------      --------------
ASSETS
     Investments at fair value (identified cost:  at 6/30/05 -      $   12,613,991      $   11,035,806
        $13,034,965, at 12/31/04- $11,621,853)
     Cash and cash equivalents                                             318,049             626,744
     Interest receivable (net of allowance of $122,000 at
        6/30/05 and 12/31/04)                                              349,202             260,490
     Deferred tax asset                                                    584,000             566,000

     Income tax receivable                                                  14,287              11,579
     Promissory notes receivable                                            24,515              36,195
     Other assets                                                          272,026             206,295
                                                                    --------------      --------------

     TOTAL ASSETS                                                   $   14,176,070      $   12,743,109
                                                                    ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)
     LIABILITIES:
     Debentures guaranteed by the SBA                               $    5,000,000      $    3,500,000
     Accounts payable and accrued expenses                                 121,278             132,897
     Deferred revenue                                                       95,198              83,158
                                                                    --------------      --------------
          Total liabilities                                              5,216,476           3,716,055

     STOCKHOLDERS' EQUITY (NET ASSETS):
     Common stock, $.10 par - shares authorized
        10,000,000; shares issued 5,763,034                                576,304             576,304
     Capital in excess of par value                                      6,973,454           6,973,454
     Accumulated net investment (loss)                                  (4,979,524)         (4,813,146)
     Undistributed net realized gain on investments                      6,689,278           6,689,277
     Net unrealized (depreciation) on investments                         (252,712)           (351,629)
     Treasury stock at cost, 44,100 shares at 6/30/05 and 12/31/04         (47,206)            (47,206)
                                                                    --------------      --------------

       Net assets (per share 6/30/2005-$1.57, 12/31/2004-$1.58)          8,959,594           9,027,054
                                                                    --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)             $   14,176,070      $   12,743,109
                                                                    ==============      ==============

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                           THREE MONTHS      THREE MONTHS                         SIX MONTHS
                                                              ENDED              ENDED       SIX MONTHS ENDED       ENDED
                                                           JUNE 30, 2005     JUNE 30, 2004     JUNE 30, 2005      JUNE 30, 2004
                                                           -------------     -------------   --------------      -------------
INVESTMENT INCOME:
       Interest from portfolio companies                   $    137,003      $    149,725      $    282,923      $    322,522
       Interest from other investments                              645               229             1,484             1,634
       Dividend income                                           29,704            25,920            29,704            32,507
       Other income                                              10,707            12,747            21,601            18,152
                                                           ------------      ------------      ------------      ------------
                                                                178,059           188,621           335,712           374,815
                                                           ------------      ------------      ------------      ------------
OPERATING EXPENSES:
       Salaries                                                  88,432            82,060           223,104           215,715
       Employee benefits                                         23,209            19,774            54,729            50,581
       Directors' fees                                           28,250            14,000            36,450            26,100
       Professional fees                                         29,777            24,664            44,840            38,095
       Shareholders and office                                   33,980            39,194            58,373            66,735
       Insurance                                                 11,550            11,550            23,100            23,100
       Corporate development                                      9,564            10,575            20,777            19,082
       Other operating expenses                                   3,036             4,457             5,212             8,238
                                                           ------------      ------------      ------------      ------------
                                                                227,798           206,274           466,585           447,646
       Interest expense                                          63,761            20,983           114,734            24,007
       Bad debt recovery                                              -                 -                 -          (122,914)
                                                           ------------      ------------      ------------      ------------
       Total expenses                                           291,559           227,257           581,319           348,739
                                                           ------------      ------------      ------------      ------------
INVESTMENT (LOSS) INCOME BEFORE INCOME TAXES                   (113,500)          (38,636)         (245,607)           26,076
       Income tax (provision)                                    (5,000)           (5,490)           (4,927)           (8,246)
       Deferred income tax benefit (provision)                   48,157             6,000            84,157           (23,000)
                                                           ------------      ------------      ------------      ------------
NET INVESTMENT (LOSS)                                           (70,343)          (38,126)         (166,377)           (5,170)
                                                           ------------      ------------      ------------      ------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
       Net gain on sales and dispositions                             -                 -                 -            32,956
                                                           ------------      ------------      ------------      ------------
Unrealized (depreciation) on investments:
       Beginning of period                                     (248,867)         (390,346)         (586,048)         (379,311)
       End of period                                           (420,974)          (65,826)         (420,974)          (65,826)
                                                           ------------      ------------      ------------      ------------
       Change in unrealized (depreciation)
       before income taxes                                     (172,107)          324,520           165,074           313,485
       Deferred income tax benefit (provision)                   68,843          (129,000)          (66,157)         (125,000)
                                                           ------------      ------------      ------------      ------------
NET (INCREASE) DECREASE IN UNREALIZED APPRECIATION             (103,264)          195,520            98,917           188,485
                                                           ------------      ------------      ------------      ------------

NET REALIZED AND UNREALIZED (LOSS) GAIN ON INVESTMENTS         (103,264)          195,520            98,917           221,441
                                                           ------------      ------------      ------------      ------------

NET (DECREASE) INCREASE IN NET ASSETS FROM OPERATIONS      $   (173,607)     $    157,394      $    (67,460)     $    216,271
                                                           ============      ============      ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING                           5,718,934         5,718,934         5,718,934         5,718,934
BASIC AND DILUTED NET (DECREASE) INCREASE IN
  NET ASSETS FROM OPERATIONS PER SHARE                     $      (0.03)     $       0.03      $      (0.01)     $       0.04

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                              JUNE 30, 2005     JUNE 30, 2004
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) increase in net assets from operations                         $    (67,460)     $    216,271
                                                                              ------------      ------------

Adjustments to reconcile net (decrease) in net assets to net cash used in operating activities:
     Depreciation and amortization                                                  10,730             5,769
     Bad debt recovery                                                                   -          (122,914)
     Change in unrealized depreciation of investments                             (165,074)         (313,485)
     Deferred tax (benefit) provision                                              (18,000)          148,000
     Net realized gain on portfolio investments                                          -           (32,956)
     Non-cash conversion of debentures                                             (19,097)          (61,919)
     Changes in operating assets and liabilities:
        (Increase) decrease in interest receivable                                 (88,712)           76,011
        (Increase) in other assets                                                 (40,110)          (36,892)
        Increase in deferred revenue                                                12,040            41,848
        (Decrease) in accounts payable and other accrued expenses                  (11,617)           (6,614)
                                                                              ------------      ------------
         Total adjustments                                                        (319,840)         (303,152)
                                                                              ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                             (387,300)          (86,881)
                                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments originated                                                     (1,451,060)       (3,010,000)
     Proceeds from sale of portfolio investments                                         -            37,503
     Proceeds from loan repayments                                                  68,725           477,405
     Capital expenditures                                                           (1,560)           (5,897)
                                                                              ------------      ------------

         NET CASH USED IN INVESTING ACTIVITIES                                  (1,383,895)       (2,500,989)
                                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from SBA debentures                                                1,500,000         2,500,000
     Origination costs for SBA debenture loans                                     (37,500)          (62,500)
                                                                              ------------      ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,462,500         2,437,500
                                                                              ------------      ------------

Net decrease in cash and cash equivalents                                         (308,695)         (150,370)

Cash and cash equivalents:
     Beginning of period                                                           626,744         1,251,546
                                                                              ------------      ------------

     End of period                                                            $    318,049      $  1,101,176
                                                                              ============      ============

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                 THREE MONTHS          THREE MONTHS           SIX MONTHS            SIX MONTHS
                                                     ENDED                ENDED                  ENDED                 ENDED
                                                 JUNE 30, 2005         JUNE 30, 2004         JUNE 30, 2005         JUNE 30, 2004
                                                 -------------         -------------         -------------         -------------
NET ASSETS AT BEGINNING OF PERIOD                 $ 9,133,201           $ 9,297,365           $ 9,027,054           $ 9,238,488

Operations:
   Net investment loss                                (70,343)              (38,126)             (166,377)               (5,170)

   Net realized gain on investments                         -                     -                     -                32,956

   Net (increase) decrease in unrealized
      depreciation of investments                    (103,264)              195,520                98,917               188,485
                                                  -----------           -----------           -----------           -----------

Net (decrease) increase in net assets
   from operations                                   (173,607)              157,394               (67,460)              216,271
                                                  -----------           -----------           -----------           -----------

NET ASSETS AT END OF PERIOD                       $ 8,959,594           $ 9,454,759           $ 8,959,594           $ 9,454,759
                                                  ===========           ===========           ===========           ===========

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                                                PER
                                                                                           (b)                                 SHARE
                                                                                           DATE    (c)                (d)       OF
     COMPANY AND BUSINESS                                  TYPE OF INVESTMENT            ACQUIRED EQUITY    COST      VALUE    RAND
----------------------------------------------- ---------------------------------------- -------- ------ ---------- ---------- -----
APF GROUP, INC. (e)(g)                          $500,000 Senior Subordinated note at      7/8/04     6%  $  594,594 $  594,594  .10
Mount Vernon, NY.  Manufacturer of museum       12.5% due July 1, 2009. $94,594 Senior
quality picture frames and framed mirrors for   Subordinated note at 14% due July 31,
museums, art galleries, retail frame shops,     2007. Warrants to purchase 10.2941
upscale designers and prominent collectors.     shares common stock.
www.apfgroup.com

CAROLINA SKIFF LLC (e)(g)                       $985,000 Class A preferred membership    1/30/04     5%   1,000,000  1,000,000  .17
Waycross, GA.  Manufacturer of fresh water,     interest at 11%. Redeemable January 31,
ocean fishing and pleasure boats.               2010. 5% common membership
www.carolinaskiff.com                           interest.

CONCENTRIX CORPORATION (e)(g)                   $600,000 Senior Subordinated note at      6/1/05    <1%     600,000    600,000  .10
Pittsford, NY.  Marketing service company       14% due November 11, 2007.
generating returns through multi-channel demand
generation and renewal marketing services.
www.concentrix.com

CONTRACT STAFFING                               Preferred Stock Repurchase Agreement     11/8/99    10%     141,400    141,400  .02
Buffalo, NY. PEO providing human resource       through March 31, 2010 at 5%.
administration for small businesses.
www.contract-staffing.com

GEMCOR II, LLC (e)(g)                           $250,000 note at 8% due June 28, 2009    6/28/04    31%     750,000    750,000  .13
West Seneca, NY.  Designs and sells automatic   with warrant to purchase 6.25
riveting machines used in the assembly of       membership units. 25 membership units.
aircraft components.
www.gemcor.com

G-TEC NATURAL GAS SYSTEMS                       41.67% Class A membership interest.      8/31/99    42%     325,000    225,000  .03
Buffalo, NY. Manufactures and distributes       8% cumulative dividend.
systems  that allow natural gas to be used as   $25,000 note at 12% due November 17,
an alternative fuel to gases.                   2005.
www.gas-tec.com

INNOV-X SYSTEMS, INC. (e)(g)                    $350,000 Subordinated Debenture at       9/27/04    10%     635,000    635,000  .11
Woburn, MA. Manufactures portable x-ray         8.5% due September 27, 2009 with
fluorescence (XRF) analyzers used in metals/    detachable warrants. 3,500 Series A
alloy analysis.                                 preferred stock. $250,000 Series B
www.innovxsys.com                               Secured Subordinated term note at 8.5%
                                                due March 1, 2010.

KIONIX, INC. (g)                                2,862,091 shares Series A preferred      5/17/02     2%   1,246,466    961,989  .17
Ithaca, NY. Develops innovative MEMS based      stock. 704,188 shares Series B
technology applications.                        preferred stock.
www.kionix.com

MINRAD INTERNATIONAL, INC.                      677,981 common shares.                    8/4/97     3%     919,422  1,356,000  .24
(OTC: MNRD:OB)* (h)
Buffalo, NY. Developer of acute care devices
and anesthetics.
www.minrad.com

NEW MONARCH MACHINE TOOL, INC. (e)(g)(i)        $500,000 note at 12% due September 24,   9/24/03    12%     586,364    586,364  .10
Cortland, NY. Manufactures and services         2006.  Warrant for 11.59 shares of
vertical/horizontal machining centers.          common stock.  $250,000 note at 14%
www.monarchmt.com                               due September 2, 2005.

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                                                                                                               PER
                                                                                        (b)                                   SHARE
                                                                                        DATE    (c)                   (d)      OF
     COMPANY AND BUSINESS                                  TYPE OF INVESTMENT         ACQUIRED EQUITY    COST        VALUE    RAND
----------------------------------------------- ------------------------------------- -------- ------ ----------  ----------- -----
PHOTONIC PRODUCTS GROUP, INC (OTC:PHPG.OB)* (a) 100 shares convertible Series B       10/31/00  <1%       135,000     109,100   .02
(Formerly INRAD, Inc.) Northvale, NJ. Develops  preferred stock, 10% dividend.
and manufactures products for laser photonics   14,000 shares common stock.
industry.
www.inrad.com

RAMSCO (e)(g)                                   $916,947.23 notes at 13% due          11/19/02  13%       916,947     916,947   .16
Albany, NY. Distributor of water, sanitary,     November 18, 2007. Warrants to
storm sewer and specialty construction          purchase 12.5% of common shares.
materials to the contractor, highway and
municipal markets.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC (e)      26.5337 Units.                         7/10/02   3%       719,097     786,748   .14
Buffalo, NY.  Natural gas transportation
company.
www.somersetgas.com

SYNACOR INC. (e)(g)                             $350,000 convertible note at 10%      11/18/02   4%       820,000     828,674   .14
Buffalo, NY. Develops provisioning platforms    due November 18, 2007.  200,000
for aggregation and delivery of content for     shares of Series B preferred stock.
broadband access providers.                     59,828 Series A preferred shares.
www.synacor.com                                 Warrants for 299,146 common shares.

TOPPS MEAT COMPANY LLC (e)(g)                   Preferred A and Class A common          4/3/03    3%      259,000     259,000   .05
Elizabeth, NJ. Producer and supplier of premium membership interest.
branded frozen hamburgers and portion
controlled meat products.
www.toppsmeat.com

ULTRA - SCAN CORPORATION                        536,596 common shares, 107,104        12/11/92   3%       938,164   1,276,174   .22
Amherst, NY. Biometrics application developer   Series A-1 preferred shares.
of ultrasonic fingerprint technology.           (g) 95,284 Series A preferred shares.
www.ultra-scan.com

USTEC, INC. (e)                                 $100,000 note at 5% due February       6/26/98  <1%       450,500     475,000   .08
Victor, NY. Markets digital wiring systems for  2006(e). 50,000 common shares.
new home construction.                          Warrants for 139,395 common shares.
www.ustecnet.com                                (g)  $350,000 Senior Subordinated
                                                Convertible Debenture at 6% due
                                                February 2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS               2,673 preferred units with warrants,  12/16/99  <1%       270,000     270,000   .05
Philadelphia, PA. Leases and sells high-end     14% accrued distribution rate.
modular space solutions.
www.vanguardmodular.com

WINEISIT.COM, CORP.(g)                          $500,000 Senior Subordinated note at  12/18/02   2%       801,918     801,918   .14
Amherst, NY. Marketing company specializing in  10% due December 17, 2009.
customer loyalty programs supporting the wine   $250,000 note at 10% due April 16,
and spirit industry.                            2005.Warrants to purchase 100,000
www.wineisit.com                                shares Class B common stock.

Other Investments                               Other                                  Various        $   926,093 $    40,083   .00

                                                Total portfolio investments                           $13,034,965 $12,613,991 $2.21
                                                                                                      =========== =========== =====

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                            JUNE 30, 2005 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities (indicated by * ) are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2005 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(f) Income Tax Information - As of June 30, 2005, the aggregate cost of investment securities approximated $13.0 million. Net unrealized depreciation aggregated approximately $421,000 of which $875,000 related to appreciated investment securities and $1,296,000 related to depreciated investment securities.

(g)   Rand Capital SBIC, L.P. investment

(h) This is a publicly owned security. The Corporation's shares are restricted until December 2005 at which time they become tradable in the open market under Rule 144.

(i)   Reduction in cost and value reflects current principal repayment.

*     Publicly owned company

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

FORMATION OF SBIC SUBSIDIARY

      On January 16, 2002, Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., ("Rand SBIC") for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC ("Rand Management"), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as "regulatory capital" in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of "regulatory capital" from the SBA for purposes of making new investments in portfolio companies.

      The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

      The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July of 2003 and in August on 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of June 30, 2005, Rand Capital SBIC, L.P. had drawn $5,000,000 in leverage from the SBA.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2005 are not necessarily indicative of the results for the full year.

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

      Form 10-K    Annual Report on Form 10-K for the year ended December 31,
                   2004
      Form 10-Q    Quarterly Report on Form 10-Q for the quarters ended March
                   31, 2005, September 30, 2004 and June 30, 2004
      Form N-23C-1 Reports by closed-end investment companies of purchases of their own securities

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

DEFERRED DEBENTURE COSTS - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $7,130 for the six months ended June 30, 2005, compared to $2,019 for the six months ended June 30, 2004.

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

STOCKHOLDERS EQUITY (NET ASSETS) - At June 30, 2005 and December 31, 2004, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

      On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 28, 2005. During the years ended December 31, 2004 and the six month period ended June 30, 2005 the Corporation did not purchase any shares for the treasury.

STOCK OPTION PLAN - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

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

FINANCIAL CONDITION

Overview:

                                                       INCREASE      % INCREASE
                        6/30/05        12/31/04       (DECREASE)     (DECREASE)
                      -----------     -----------     -----------    ----------
Total assets          $14,176,070     $12,743,109     $ 1,432,961       11%
Total liabilities       5,216,476       3,716,055       1,500,421       40%
Net assets              8,959,594       9,027,054         (67,460)      (1%)

      The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation's investment portfolio at the period-ends indicated.

                                   JUNE 30, 2005    DECEMBER 31, 2004
                                   -------------    -----------------
Investments at cost                $  13,034,965      $  11,621,853
Unrealized (depreciation), net          (420,974)          (586,047)
                                   -------------      -------------
Investments at fair value          $  12,613,991      $  11,035,806
                                   =============      =============

      The increase in investments is due to the effect of Rand SBIC's new investments during the six months ended June 30, 2005 in the following portfolio companies:

         NEW INVESTMENTS                                                  AMOUNT
         ---------------                                               ----------
Concentrix Corporation (Concentrix)                                    $  600,000
Innov-X Systems, Inc. (Innov-X)                                           285,000
Kionix, Inc. (Kionix)                                                     246,466
Ultra-Scan Corporation (Ultra-Scan)                                       200,000
APF Group, Inc. (APF)                                                      94,594
G-Tec Natural Gas Systems (G-Tec)                                          25,000
                                                                       ----------
TOTAL OF INVESTMENT MADE DURING THE SIX MONTHS ENDED JUNE 30, 2005     $1,451,060
                                                                       ----------
Interest conversion:
Somerset Gas Transmission Company, LLC (Somerset)                          19,097
                                                                       ----------
TOTAL OF NEW INVESTMENT AND INTEREST CONVERSIONS
  FOR THE SIX MONTHS ENDED JUNE 30, 2005                               $1,470,157
                                                                       ==========

      The unrealized depreciation increased in the three months ended June 30, 2005 by $172,107. See the section below labeled "Net Change in Unrealized Appreciation/Depreciation of Investments" for an explanation of this change.

      Net asset value per share (NAV) was $1.57/share at June 30, 2005 versus $1.58/share at December 31, 2004.

      The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 141% of net assets at June 30, 2005 and 122% of net assets at December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

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



                              JUNE 30,      JUNE 30,     INCREASE      %INCREASE
                                2005          2004      (DECREASE)     (DECREASE)
                              --------     --------     ----------     ----------
Portfolio Interest Income     $282,923     $322,522     ($39,599)      (12.3%)
Other Interest Income            1,484        1,634         (150)       (9.2%)
Dividend Income                 29,704       32,507       (2,803)       (8.6%)
Other Income                    21,601       18,152        3,449        19.0%
                              --------     --------     --------       -----
Total Investment Income       $335,712     $374,815     ($39,103)      (10.4%)
                              ========     ========     ========       =====

Portfolio Interest Income - Portfolio interest income decreased $39,599 in the six months ended June 30, 2005 as compared to the same period in the prior year. This is attributable to the fact that the Corporation ceased accruing interest on two debt instruments for WineIsIt.com (Wineisit) in January of 2005 in anticipation of a restructuring of the portfolio company's balance sheet. These two notes are technically in default due to nonpayment of principal and interest. The restructuring will include a debt conversion for which the Corporation will convert its two outstanding debt instruments, and all interest that would have been recognized from January 1, 2005 through the closing date, to an equity instrument. The conversion is projected to occur in the third quarter of 2005.

      The current period decrease in portfolio income can also be attributed to the fact that the portfolio income for the six months ended June 30, 2004 included seven months of interest on a Somerset debenture. This interest amounted to $62,705 of income on a $900,000 convertible note from Somerset. This note had stopped accruing interest in September 2003 because it was in default and the Corporation had established a 100% reserve for the total accrued interest of $122,914. In April 2004 Somerset became current on the note and the Corporation, therefore, recognized all past due interest in the first quarter of 2004. The annualized effect of the interest received during June of 2005 from the Corporations current portfolio companies is approximately $600,000. This amount is subject to change due to conversions, repayments and or other changes in the underlying instruments which may affect the actual interest accruals.

      After reviewing the portfolio companies' performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

                              Interest               Investment            Year that Interest
  Company                       Rate                    Cost                 Accrual Ceased
------------                  --------               ----------            ------------------
G-Tec                            8%                    325,000                    2004
Vanguard                        14%                    270,000                    2003
WineIsIt.com                    10%                    801,918                    2005

Other Interest Income - The reduction is primarily due to the redeployment of cash from idle cash money market accounts into investment instruments. This, coupled with lower short term interest rates, accounted for the decrease in the interest income from idle cash balances category.

Dividend Income - Dividend income is comprised of distributions from Limited Liability Companies (LLC's) that the Corporation has invested in. The Corporation's investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities' profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the six months ended June 30, 2005 consisted of distributions from Topps Meat Company LLC (Topps) for $16,719, Carolina Skiff, LLC (Carolina Skiff) for $11,811 and Vanguard Modular Building Systems (Vanguard) for $1,174.

      Dividend income for the six months ended June 30, 2004 was comprised of distributions from Topps for $18,575, Carolina Skiff for $12,688 and Vanguard $1,244.

Other Income - Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. The increase in other income for the six months ended June 30, 2005 can be attributed to the fact that the Corporation generated more investments through Rand SBIC in 2005 than in 2004, and therefore more closing fees were collected. The annualized financing fee income based on the existing portfolio will be approximately $32,000 annually.

OPERATING EXPENSES

                           JUNE 30, 2005        JUNE 30, 2004           INCREASE             % INCREASE
                           -------------        -------------           --------             ----------
Total Expenses                $581,319            $348,739              $232,580                66.7%

      Operating expenses for the six months ended June 30, 2004 included $122,914 in a bad debt recovery. Without the bad debt recovery, the increase in total expenses for the six months ended June 30, 2005 compared to the same period for 2004 would have been $109,666 or 23.3%.

      Operating expenses predominately consist of employee compensation and benefits, directors' fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities, interest expense and bad debt expense (recovery). Absent the effect of the bad debt recovery, the increase in operating expenses during the six months ended June 30, 2005 can be primarily attributed to the increase in SBA interest expense. The SBA interest expense was $114,734 for the six months ended June 30, 2005 and $24,007 for the six months ended June 30, 2004. This interest is paid on a semi-annual basis to the SBA and will continue increasing as outstanding borrowings increase to fund future investments and operations.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS

      During the six months ended June 30, 2005, the Corporation did not realize any gain or loss on investments. During the six months ended June 30, 2004 the Corporation realized a

$32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock.

NET CHANGE IN UNREALIZED APPRECIATION/DEPRECIATION OF INVESTMENTS

      The Corporation recorded a net change in unrealized appreciation (depreciation) on investments of $165,074 during the six months ended June 30, 2005, as compared to $313,485 during the prior year six month period. The increase in unrealized depreciation on investments of $165,074 is due primarily to the Corporation's valuation change of:

Minrad International, Inc. (Minrad)                   $ 509,000
Kionix                                                 (284,477)
Somerset                                                (50,349)
Photonics                                                (9,100)
                                                      ---------
     Total Change in Unrealized Appreciation          $ 165,074
                                                      =========

      The Corporation recognized appreciation of $509,000 on its 667,981 shares of Minrad to reflect its recent private offering of preferred stock that is convertible into common at @2.00 per share. This information was obtained from an 8-K filed by Minrad on June 14, 2005. Minrad is traded under the symbol MNRD.OB and the closing price at June 30, 2005 was $3.05. The Corporation's shares of Minrad are restricted in nature, and cannot be sold until December 2005.

      Kionix was revalued during the quarter ended June 30, 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share.

      Somerset was revalued based on a recent round of financing that caused the price per membership unit to decrease. Photonics is a public stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.

      All of these value adjustments were done in accordance with the Corporation's established valuation policy.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS

      The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the six months ended June 30, 2005, the net decrease in net assets from operations was ($67,460) as compared to a net increase in net assets from operations of $216,271 for the same six month period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation's principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation, and certain of the Corporation's portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments. The Corporation does earn interest income on idle cash balances and has historically relied on, and continues to rely to a large extent upon, proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital necessary for short-term needs.

      As of June 30, 2005 and 2004, the Corporation's total liquidity, consisting of cash and cash equivalents, was $318,049 and $1,101,176 respectively.

      During 2003 and 2004 the Corporation paid an aggregate of $100,000 to the SBA to reserve its approved $10,000,000 leverage. It had drawn down $5,000,000 of this leverage as of June 30, 2005. The remaining second tier of leverage is guaranteed by the SBA to be available through September 30, 2008.

      Management expects that it will be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments. Net cash used in operating activities has averaged $479,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulatory rules. Management believes that the cash and cash equivalents at June 30, 2005, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

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

INVESTMENT IN SMALL, PRIVATE COMPANIES

      There are significant risks inherent in the venture capital business. The Corporation typically invests in private companies. These private businesses tend to be thinly capitalized, small companies that may have higher risk attributes including risky technologies; lack of management depth; lack of profitability; or short history of operations. Because of the speculative nature and the lack of a public market for these investments, there is a significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments may be a complete loss, or unprofitable, and that some which appear to be likely to become successful may never realize their potential due to numerous operational and external market factors. In addition, the accrued interest (if any) associated with the Corporation's portfolio investments may also become uncollectible, due to both gradual shifts and sometimes sudden changes in the marketplace, affecting the portfolio companies ability to execute on its business plan. The Corporation has been risk seeking, rather than risk averse, in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program.

ILLIQUIDITY OF PORTFOLIO INVESTMENTS

      Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies, or below investment grade subordinated debt securities. The Corporation's portfolio of equity securities is and will usually be subject to restrictions on resale or otherwise has no established trading market. The illiquidity of most of the Corporation's portfolio may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous to liquidate such investments.

      Even if the Corporation's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

VALUATION OF PORTFOLIO INVESTMENTS

      There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuation of the equity securities in the portfolio are stated at fair value as determined by the good faith estimate of the Board of Directors in accordance with the Corporation's established valuation policies. In the absence of a readily ascertainable market value, the estimated value of the portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in valuation are recorded in the Corporation's consolidated Statement of Operations as "Net decrease (increase) in unrealized depreciation."

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Corporation's investment activities contain elements of risk. The portion of the Corporation's investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at "fair value" as determined in good faith by the Board of Directors in accordance with the Corporation's investment valuation policy. (The discussion of valuation policy contained in Item 1 "Financial Statements" in the "Notes to Schedule of Portfolio Investments" and is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation's consolidated Statement of Operations as "Net decrease (increase) in unrealized depreciation."

      At times, a portion of the Corporation's portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation's portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

      As of June 30, 2005 the Corporation did not have any off-balance sheet investments or hedging investments.

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 28th day of April, 2005, the following represents the results of balloting:

ELECTION OF DIRECTORS: The following nominees received the number of votes set opposite their respective names:

                               VOTES FOR       VOTES WITHHELD
                               ---------       --------------
Allen F. Grum                  4,931,622          45,035
Luiz F. Kahl                   4,931,422          45,235
Erland E. Kailbourne           4,930,222          46,435
Ross B. Kenzie                 4,929,644          47,013
Willis S. McLeese              4,931,422          45,235
Reginald B. Newman II          4,931,422          45,235
Jayne K. Rand                  4,931,622          45,035

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

Dated: August 4, 2005

                                        RAND CAPITAL CORPORATION

                                          By: /s/ Allen F. Grum
                                              ------------------------------
                                              Allen F. Grum, President

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