Form 10-Q
period 2005-09-30
RAND CAPITAL CORP
filed 2005-11-09
CIK 81955

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _______

COMMISSION FILE NUMBER: 001-08205

                            RAND CAPITAL CORPORATION
             (Exact Name of Registrant as specified in its Charter)

                NEW YORK                                          16-0961359
      (State or Other Jurisdiction                              (IRS Employer
    of Incorporation or organization)                        Identification No.)

     2200 RAND BUILDING, BUFFALO, NY                                14203
(Address of Principal executive offices)                          (Zip Code)

         (Registrant's Telephone No. Including Area Code) (716) 853-0802

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [x] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 1, 2005): 5,718,934

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

          Consolidated Statements of Financial Position as of September 30, 2005
          and December 31, 2004

          Consolidated Statements of Operations for the Three Months and Nine
          Months Ended September 30, 2005 and 2004

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2005 and 2004

          Consolidated Statements of Changes in Net Assets for the Three Months and Nine Months Ended September 30, 2005 and 2004

          Consolidated Schedule of Portfolio Investments as of
          September 30, 2005

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

ITEM 5.   Other Information

ITEM 6.   Exhibits

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            RAND CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                      2005           2004
                                                                 -------------   ------------
ASSETS
   Investments at fair value (identified cost: at 9/30/05 -       $13,019,544    $11,035,806
      $13,041,977, at 12/31/04- $11,621,853)
   Cash and cash equivalents                                          483,448        626,744
   Interest receivable (net of allowance of $122,000 at
   9/30/05 and 12/31/04)                                              354,677        260,490
   Deferred tax asset                                                 637,000        566,000

   Income tax receivable                                               15,162         11,579
   Promissory notes receivable                                         14,810         36,195
   Other assets                                                       252,799        206,295
                                                                  -----------    -----------
   TOTAL ASSETS                                                   $14,777,440    $12,743,109
                                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET ASSETS)
   LIABILITIES:
   Debentures guaranteed by the SBA                               $ 5,700,000    $ 3,500,000
   Accounts payable and accrued expenses                               70,894        132,897
   Deferred revenue                                                    88,663         83,158
                                                                  -----------    -----------
      Total liabilities                                             5,859,557      3,716,055

   STOCKHOLDERS' EQUITY (NET ASSETS):
   Common stock, $.10 par - shares authorized
      10,000,000; shares issued 5,763,034                             576,304        576,304
   Capital in excess of par value                                   6,973,454      6,973,454
   Accumulated net investment (loss)                               (4,878,133)    (4,813,146)
   Undistributed net realized gain on investments                   6,306,925      6,689,277
   Net unrealized (depreciation) on investments                       (13,461)      (351,629)
   Treasury stock at cost, 44,100 shares at 9/30/05
      and 12/31/04                                                    (47,206)       (47,206)
                                                                  -----------    -----------
      Net assets (per share 9/30/2005-$1.56, 12/31/2004-$1.58)      8,917,883      9,027,054
                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (NET ASSETS)                                            $14,777,440    $12,743,109
                                                                  ===========    ===========

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         THREE MONTHS     THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                            ENDED            ENDED           ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              2005            2004            2005            2004
                                                         -------------   -------------   -------------   -------------
INVESTMENT INCOME:
   Interest from portfolio companies                      $  156,005      $  161,731      $  438,928      $  484,253
   Interest from other investments                               803             318           2,287           1,952
   Dividend income                                             1,660          21,587          31,364          54,094
   Other income                                               12,535          14,048          34,136          32,200
                                                          ----------      ----------      ----------      ----------
                                                             171,003         197,684         506,715         572,499
                                                          ----------      ----------      ----------      ----------
OPERATING EXPENSES:
   Salaries                                                   88,618          82,814         311,722         298,529
   Employee benefits                                          18,578          15,895          73,307          66,476
   Directors' fees                                             9,750           8,050          46,200          34,150
   Professional fees                                          18,910          17,431          63,750          55,526
   Shareholders and office                                    28,121          30,106          86,494          96,841
   Insurance                                                  11,550          11,550          34,650          34,650
   Corporate development                                      24,810          16,296          45,587          35,378
   Other operating expenses                                    2,876           3,778           8,088          12,016
                                                          ----------      ----------      ----------      ----------
                                                             203,213         185,920         669,798         633,566
   Interest expense                                           73,689          33,001         188,423          57,008
   Bad debt expense (recovery)                                    --         122,000              --            (914)
                                                          ----------      ----------      ----------      ----------
   Total expenses                                            276,902         340,921         858,221         689,660
                                                          ----------      ----------      ----------      ----------
INVESTMENT (LOSS) INCOME BEFORE INCOME TAXES                (105,899)       (143,237)       (351,506)       (117,161)
   Income tax (provision)                                     (5,000)         (4,000)         (9,927)        (12,246)
   Deferred income tax benefit                               212,289          61,000         296,446          38,000
                                                          ----------      ----------      ----------      ----------
NET INVESTMENT INCOME (LOSS)                                 101,390         (86,237)        (64,987)        (91,407)
                                                          ----------      ----------      ----------      ----------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
   Net (loss) gain on sales and dispositions                (382,353)             --        (382,353)         32,956
                                                          ----------      ----------      ----------      ----------
Unrealized appreciation (depreciation) on investments:
   Beginning of period                                      (420,974)        (65,826)       (586,048)       (379,311)
   End of period                                             (22,433)       (602,214)        (22,433)       (602,214)
                                                          ----------      ----------      ----------      ----------
   Change in unrealized appreciation (depreciation)
   before income taxes                                       398,541        (536,388)        563,615        (222,903)
   Deferred income tax (benefit) provision                  (159,289)        215,000        (225,446)         90,000
                                                          ----------      ----------      ----------      ----------
NET DECREASE (INCREASE) IN UNREALIZED APPRECIATION           239,252        (321,388)        338,169        (132,903)
                                                          ----------      ----------      ----------      ----------
NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS           (143,101)       (321,388)        (44,184)        (99,947)
                                                          ----------      ----------      ----------      ----------
NET (DECREASE) IN NET ASSETS FROM OPERATIONS              $  (41,711)     $ (407,625)     $ (109,171)     $ (191,354)
                                                          ----------      ----------      ----------      ----------
WEIGHTED AVERAGE SHARES OUTSTANDING                        5,718,934       5,718,934       5,718,934       5,718,934
BASIC AND DILUTED NET (DECREASE) IN NET ASSETS FROM
OPERATIONS PER SHARE                                      $    (0.01)     $    (0.07)     $    (0.02)     $    (0.03)

                             See accompanying notes

                            RAND CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                          SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations                   $  (109,171)         $  (191,354)
                                                             -----------          -----------
Adjustments to reconcile net (decrease) in net assets
   to net cash used in operating activities:
      Depreciation and amortization                               17,138               10,415
      Bad debt recovery                                               --                 (914)
      Change in unrealized depreciation
         of investments                                         (563,615)             222,903
      Deferred tax benefit                                       (71,000)            (128,000)
      Net realized loss (gain) on portfolio investments          382,353              (32,956)
      Non-cash conversion of debentures                          (29,097)             (61,919)
      Changes in operating assets and liabilities:
         (Increase) decrease in interest receivable              (94,187)               4,097
         (Increase) in other assets                               (9,110)             (40,707)
         Increase in deferred revenue                              5,505               46,300
         (Decrease) in accounts payable and other
            accrued expenses                                     (62,002)             (12,892)
                                                             -----------          -----------
         Total adjustments                                      (424,015)               6,327
                                                             -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                           (533,186)            (185,027)
                                                             -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments originated                                  (1,901,178)          (3,864,000)
      Proceeds from sale of portfolio investments                 17,647               37,502
      Proceeds from loan repayments                              131,537              534,878
      Capital expenditures                                        (3,116)              (5,897)
                                                             -----------          -----------
           NET CASH USED IN INVESTING ACTIVITIES              (1,755,110)          (3,297,517)
                                                             -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from SBA debentures                             2,200,000            3,500,000
      Origination costs for SBA debenture loans                  (55,000)             (87,500)
      Origination costs for SBA debenture loans                       --              (50,000)
                                                             -----------          -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES         2,145,000            3,362,500
                                                             -----------          -----------
Net decrease in cash and cash equivalents                       (143,296)            (120,044)
Cash and cash equivalents:
      Beginning of period                                        626,744            1,251,546
                                                             -----------          -----------
      End of period                                          $   483,448          $ 1,131,502
                                                             ===========          ===========

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                              THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
NET ASSETS AT BEGINNING OF PERIOD             $8,959,594      $9,454,759      $9,027,054      $9,238,488
Operations:
   Net investment gain (loss)                    101,390         (86,237)        (64,987)        (91,407)
   Net realized (loss) gain on investments      (382,353)             --        (382,353)         32,956
   Net increase (decrease) in unrealized
      depreciation of investments                239,252        (321,388)        338,169        (132,903)
                                              ----------      ----------      ----------      ----------
Net (decrease) in net assets
   from operations                               (41,711)       (407,625)       (109,171)       (191,354)
                                              ----------      ----------      ----------      ----------
NET ASSETS AT END OF PERIOD                   $8,917,883      $9,047,134      $8,917,883      $9,047,134
                                              ==========      ==========      ==========      ==========

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                  (B)                                         PER
                                                                                 DATE      (C)                    (D)        SHARE
          COMPANY AND BUSINESS                     TYPE OF INVESTMENT          ACQUIRED  EQUITY      COST        VALUE      OF RAND
-----------------------------------------  ----------------------------------  --------  ------  -----------  -----------  ---------
APF GROUP, INC. (E)(G)                     $500,000 Senior Subordinated note     7/8/04     6%   $   594,594  $   594,594     .10
Mount Vernon, NY. Manufacturer of          at 12.5% due July 1, 2009.
museum quality picture frames and framed   $94,594 Senior Subordinated note
mirrors for museums, art galleries,        at 14% due July 31, 2007.
retail frame shops, upscale designers      Warrants to  purchase 10.2941
and prominent collectors.                  shares common stock.
www.apfgroup.com

CAROLINA SKIFF LLC (E)(G)                  $985,000 Class A preferred           1/30/04     5%     1,000,000    1,000,000     .18
Waycross, GA. Manufacturer of fresh        membership interest at 11%.
water, ocean fishing and pleasure boats.   Redeemable January 31,
 www.carolinaskiff.com                     2010. 5% common
                                           membership interest.

CONCENTRIX CORPORATION (E)(G)              $600,000 Senior Subordinated note     6/1/05    <1%       600,000      600,000     .11
Pittsford, NY. Marketing service           at 14% due November 11, 2007.
company generating returns through
multi-channel demand generation and
renewal marketing services.
www.concentrix.com

CONTRACT STAFFING                          Preferred Stock Repurchase           11/8/99    10%       141,400      141,400     .02
Buffalo, NY. PEO providing human           Agreement through March 31, 2010
resource administration for small          at 5%.
businesses.
www.contract-staffing.com

GEMCOR II, LLC (E)(G)                      $250,000 note at 8% due June 28,     6/28/04    31%       750,000      750,000     .13
West Seneca, NY. Designs and sells         2010 with warrant to purchase
automatic riveting machines used in the    6.25 membership units. 25
assembly of aircraft components.           membership units.
www.gemcor.com

G-TEC NATURAL GAS SYSTEMS                  41.322% Class A membership           8/31/99    41%       400,000      300,000     .05
Buffalo, NY. Manufactures and              interest. 8% cumulative
distributes systems that allow natural     dividend.
gas to be used as an alternative fuel to
gases.
www.gas-tec.com

INNOV-X SYSTEMS, INC. (E)(G)               $350,000 Subordinated Debenture      9/27/04    10%       635,000      635,000     .11
Woburn, MA. Manufactures portable x-ray    at 8.5% due September 27, 2009
fluorescence (XRF) analyzers used in       with detachable warrants. 3,500
metals/alloy analysis.                     Series A preferred stock.
www.innovxsys.com                          $250,000 Series B Secured
                                           Subordinated term note at 8.5%
                                           due March 1, 2010.

KIONIX, INC.                               30,241 shares Series B preferred     5/17/02     2%     1,260,585      976,108     .17
Ithaca, NY. Develops innovative MEMS       stock. (G) 2,862,091 shares
based technology applications.             Series A  preferred stock.
www.kionix.com                             714,285 shares Series B
                                           preferred stock.

MINRAD INTERNATIONAL, INC.                 677,981 common shares.                8/4/97     3%       919,422     1,356,000    .24
(OTC: MNRD:OB) (H) (J)
Buffalo, NY. Developer of acute care
devices and anesthetics.
www.minrad.com

NEW MONARCH MACHINE TOOL, INC.             $500,000 note at 12% due             9/24/03    12%       559,091      559,091     .10
(E)(G)(I) **                               September 24, 2006. Warrant for
Cortland, NY. Manufactures and services    11.59 shares of common stock.
vertical/horizontal machining centers.     $250,000 note at 14% due December
www.monarchmt.com                          31, 2005.

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                  (B)                                         PER
                                                                                 DATE      (C)                    (D)        SHARE
          COMPANY AND BUSINESS                     TYPE OF INVESTMENT          ACQUIRED  EQUITY      COST        VALUE      OF RAND
-----------------------------------------  ----------------------------------  --------  ------  -----------  -----------  ---------
PHOTONIC PRODUCTS GROUP, INC  (A) (J)      100 shares convertible Series       10/31/00    <1%       145,000      117,640     .02
(OTC:PHPG.OB)                              B preferred stock, 10%
(Formerly INRAD, Inc.) Northvale, NJ.      dividend. 18,000 shares
Develops and manufactures products for     common stock.
laser photonics industry.
www.inrad.com

RAMSCO (E)(G)                              $916,947.23 notes at 13% due        11/19/02    13%       916,947      916,947     .16
Albany, NY. Distributor of water,          November 18, 2007. Warrants
sanitary, storm sewer and specialty        to purchase 12.5% of common
construction materials to the              shares.
contractor, highway and municipal
markets.
www.ramsco.com

SOMERSET GAS TRANSMISSION COMPANY, LLC     26.5337 Units.                       7/10/02     3%       719,097      786,748     .14
(E)
Buffalo, NY. Natural gas transportation
company.
www.somersetgas.com

SYNACOR, INC. (E)(G)                       $350,000 convertible note at        11/18/02     5%       820,000      828,674     .15
Buffalo, NY. Develops provisioning         10% due November 18, 2007.
platforms for aggregation and delivery     200,000 shares of Series B
of content for broadband access            preferred stock. 59,828 Series
providers.                                 A preferred shares. Warrants
www.synacor.com                            for 299,146 common shares.

TOPPS MEAT COMPANY LLC (E)(G)              Preferred A and Class A common       4/3/03      3%       595,000      595,000     .10
Elizabeth, NJ - Producer and supplier of   membership interest.
premium branded frozen hamburgers and
portion controlled meat products.
www.toppsmeat.com

ULTRA - SCAN CORPORATION                   536,596 common shares, 107,104      12/11/92     3%       938,164    1,276,174     .22
Amherst, NY. Biometrics application        Series A-1 preferred shares.
developer of ultrasonic fingerprint        (G)  95,284 Series A preferred
technology.                                shares.
www.ultra-scan.com

USTEC, INC.                                $100,000 note at 5% due              6/26/98    <1%       450,500      475,000     .08
Victor, NY. Markets digital wiring         February 2006(e). 50,000
systems for new home construction.         common shares. Warrants for
www.ustecnet.com                           139,395 common shares.
                                           (G)  $350,000 Senior
                                           Subordinated Convertible
                                           Debenture at 6% due February
                                           2, 2008.

VANGUARD MODULAR BUILDING SYSTEMS          2,673 preferred units with          12/16/99    <1%       270,000      270,000     .05
Philadelphia, PA. Leases and sells         warrants, 14% accrued
high-end modular space solutions.          distribution rate.
www.vanguardmodular.com

WINEISIT.COM, CORP.(G)                     $500,000 Senior Subordinated        12/18/02     2%       801,918      801,918     .14
Amherst, NY. Marketing company             note at 10% due December 17,
specializing in customer loyalty           2009. $250,000 note at 10%
programs supporting the wine and spirit    due April 16, 2005.Warrants to
industry.                                  purchase 100,000 shares Class
www.wineisit.com                           B common stock.

Other Investments                          Other                                Various          $   525,260  $    39,250     .01

                                           Total portfolio investments                           $13,041,978  $13,019,544   $2.28
                                                                                                 ===========  ===========   =====

                             See accompanying notes

                    RAND CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
                         SEPTEMBER 30, 2005 (CONTINUED)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2005 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA's, PC has not examined the business descriptions of the portfolio companies.

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

(f) Income Tax Information - As of September 30, 2005, the aggregate cost of investment securities approximated $13.0 million. Net unrealized depreciation aggregated approximately $22,000 of which $875,000 related to appreciated investment securities and $897,000 related to depreciated investment securities.

(g)  Rand Capital SBIC, L.P. investment

(h) This is a publicly owned security. The Corporation's shares are restricted until December 2005 at which time they become tradable in the open market under Rule 144.

(i)  Reduction in cost and value reflects current principal repayment.

(j)  Publicly owned company

**   Reduction in cost and value reflects current principal repayment.

                             See accompanying notes.

                            RAND CAPITAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

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

     The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the "Corporation").

     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July of 2003 and in August of 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA's nonrefundable 3% leverage fee. As of September 30, 2005, Rand Capital SBIC, L.P. had drawn $5,700,000 in leverage from the SBA.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - In Management's opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2005 are not necessarily indicative of the results for the full year.

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

     Form 10-K      Annual Report on Form 10-K for the year ended
                    December 31, 2004
     Form 10-Q      Quarterly Report on Form 10-Q for the quarters ended
                    June 30, 2005, March 31, 2005, and September 30, 2004
     Form N-23C-1   Reports by closed-end investment companies of purchases of their own securities

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

DEFERRED DEBENTURE COSTS - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $11,738 for the nine months ended September 30, 2005, compared to $4,790 for the nine months ended September 30, 2004.

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

STOCKHOLDERS EQUITY (NET ASSETS) - At September 30, 2005 and December 31, 2004, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation's outstanding stock through purchases on the open market, which was extended through October 27, 2006. During the year ended December 31, 2004 and the nine month period ended September 30, 2005 the Corporation did not purchase any shares for the treasury.

STOCK OPTION PLAN - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the "Plan"). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation's employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

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

     Rand is incorporated under the law of New York and is regulated under the 1940 Act as a business development company ("BDC"). In addition, a wholly-owned subsidiary, Rand Capital SBIC, L.P. is operated as a small business investment company ("SBIC") that is regulated by the Small Business Administration ("SBA"). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

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

FINANCIAL CONDITION

Overview:

                                                 INCREASE    % INCREASE
                      9/30/05       12/31/04    (DECREASE)   (DECREASE)
                    -----------   -----------   ----------   ----------
Total assets        $14,777,440   $12,743,109   $2,034,331       16%
Total liabilities     5,859,557     3,716,055    2,143,502       58%
Net assets            8,917,883     9,027,054     (109,171)      (1%)

     The Corporation's financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation's investment portfolio at the period-ends indicated.

                                 SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                 ------------------   -----------------
Investments at cost                  $13,041,977         $11,621,853
Unrealized (depreciation), net           (22,433)           (586,047)
                                     -----------         -----------
Investments at fair value            $13,019,544         $11,035,806
                                     ===========         ===========

     The increase in investments is due to the effect of Rand SBIC's new investments during the nine months ended September 30, 2005 in the following portfolio companies:

NEW INVESTMENTS                                       AMOUNT
---------------                                     ----------
Concentrix Corporation (Concentrix)                 $  600,000
Topps Meat Company LLC (Topps)                         336,000
Innov-X Systems, Inc. (Innov-X)                        285,000
Kionix, Inc. (Kionix)                                  260,584
Ultra-Scan Corporation (Ultra-Scan)                    200,000
G-Tec Natural Gas Systems (G-Tec)                      125,000
APF Group, Inc. (APF)                                   94,594
                                                    ----------
TOTAL OF INVESTMENT MADE DURING THE NINE MONTHS
   ENDED SEPTEMBER 30, 2005                         $1,901,178
                                                    ----------
Interest conversion:
Somerset Gas Transmission Company, LLC (Somerset)       19,097
Photonics Products Group, Inc.                          10,000
                                                    ----------
TOTAL OF NEW INVESTMENT AND INTEREST CONVERSIONS
   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005     $1,930,275
                                                    ==========

     Net asset value per share (NAV) was $1.56/share at September 30, 2005 versus $1.58/share at December 31, 2004.

     The Corporation's total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 146% of net assets at September 30, 2005 and 122% of net assets at December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

                            SEPTEMBER   SEPTEMBER    INCREASE     %INCREASE
                             30, 2005    30, 2004   (DECREASE)   (DECREASE)
                            ---------   ---------   ----------   ----------
Portfolio interest income    $438,928    $484,253    ($45,325)      (9.4%)
Other interest income           2,287       1,952         335       17.2%
Dividend income                31,364      54,094     (22,730)     (42.0%)
Other income                   34,136      32,200       1,936        6.0%
                             --------    --------    --------      -----
Total investment income      $506,715    $572,499    ($65,784)     (11.5%)
                             ========    ========    ========      =====

Portfolio Interest Income - Portfolio interest income decreased $45,325 in the nine months ended September 30, 2005 as compared to the same period in the prior year. This is attributable to the fact that the Corporation ceased accruing interest on two WineIsIt.com (Wineisit) debt instruments in January of 2005 in anticipation of a restructuring of the portfolio company's balance sheet. These two notes are technically in default due to nonpayment of principal and interest. The restructuring will include a debt conversion for which the Corporation will convert its two outstanding debt instruments, and all interest that would have been recognized from January 1, 2005 through the closing date, to an equity instrument. The conversion is projected to occur in the fourth quarter of 2005.

     The current period decrease in portfolio income can also be attributed to the fact that the portfolio income for the nine months ended September 30, 2004 included $62,705 of income on a $900,000 convertible note from Somerset. This note had stopped accruing interest in September 2003 because it was in default and the Corporation had established a 100% reserve for the total accrued interest of $122,914. In April 2004 Somerset became current on the note and the Corporation, therefore, recognized all past due interest in the first quarter of 2004.

     The annualized effect of the interest recognized during September of 2005 from the Corporation's current portfolio companies is approximately $612,000. This amount is subject to change due to conversions, repayments and or other changes in the underlying instruments which may affect the actual interest accruals.

     After reviewing the portfolio companies' performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

               Interest   Investment   Year that Interest
  Company        Rate        Cost        Accrual Ceased
------------   --------   ----------   ------------------
G-Tec              8%       400,000          2004
Vanguard          14%       270,000          2003
WineIsIt.com      10%       801,918          2005

Other Interest Income - The increase in interest income is primarily due to higher yields on idle cash balances.

Dividend Income - Dividend income is comprised of distributions from Limited Liability Companies (LLC's) that the Corporation has invested in. The Corporation's investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities' profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the nine months ended September 30, 2005 consisted of distributions from Topps Meat Company LLC (Topps) for $18,379, Carolina Skiff LLC (Carolina Skiff) for $11,811 and Vanguard Modular Building Systems (Vanguard) for $1,174.

     Dividend income for the nine months ended September 30, 2004 was comprised of distributions from Topps for $25,760, Carolina Skiff for $27,090 and Vanguard $1,244.

Other Income - Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.

     The increase in other income for the nine months ended September 30, 2005 can be attributed to the fact that the Corporation generated more investments through Rand SBIC in 2005 than in 2004, and therefore more closing fees were collected. The annualized financing fee income based on the existing portfolio will be approximately $42,000 annually. In addition the board attendance income amounted to $5,000 for the nine months ended September 30, 2005 and zero for same period ending September 30, 2004.

OPERATING EXPENSES

                 SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   INCREASE   % INCREASE
                 ------------------   ------------------   --------   ----------
Total Expenses        $858,221             $689,660        $169,561      24.4%

     Operating expenses predominately consist of interest expense, employee compensation and benefits, directors' fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense (recovery). The increase in operating expenses during the nine months ended September 30, 2005 can be primarily attributed to the increase in SBA interest expense. The SBA interest expense was $188,423 for the nine months ended September 30, 2005 and $57,008 for the nine months ended September 30, 2004. The Corporation has borrowed $5,700,000 from the SBA as of September 30, 2005 at an average borrowing rate, including surcharges, of approximately 5.4%. This interest is paid on a semi-annual basis to the SBA and will continue increasing as outstanding borrowings increase to fund future investments and operations.

     The operating expenses for the nine month period ending September 30, 2004 were reduced by $914 bad debt recovery. This is comprised of a bad debt reserve was established in the third quarter of 2004 for G-Tec for $122,000 and a bad debt recovery of ($122,914) for

Somerset. The G-Tec reserve was established by established in the third quarter of 2004 after a review by management. The reserve represents all of the interest that had been accrued on this investment. In addition, the operating expenses for the nine month period ending September 30, 2004 were reduced by $122,914 in bad debt recovery related to the full recovery of the accrued interest related to the Somerset investment. The reserve was initially established in September 2003 due to the fact that the underlying note was in technical default. This reserve was reversed and all accrued interest through April 14, 2004 was paid in full on April 15, 2004.

NET REALIZED GAINS AND LOSSES ON INVESTMENTS

     During the nine months ended September 30, 2005, the Corporation recognized a realized loss of ($382,353) on its investment in D'Lisi Food Systems, Inc. (D'Lisi). The D'Lisi investment of $400,000 was written down to zero in the third quarter of 2004 due to fact it filed for bankruptcy protection on August 13, 2004. The final bankruptcy proceeds were distributed in July of 2005 and resulted in a realized loss of ($382,353). During the nine months ended September 30, 2004 the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock.

NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS

     The Corporation recorded a net increase in unrealized (depreciation) on investments of $563,615 during the nine months ended September 30, 2005, as compared to ($222,903) decrease during the prior year nine month period. The increase in unrealized depreciation on investments of $563,615 is due to the following valuation changes made by the Corporation:

Minrad International, Inc. (Minrad)               $ 509,000
Reclass D'Lisi unrealized loss to realized loss     400,000
Kionix                                             (284,476)
Somerset                                            (50,349)
Photonics                                           (10,560)
                                                  ---------
   Total Change in Unrealized Appreciation        $ 563,615
                                                  =========

     The Corporation recognized appreciation of $509,000 on its 667,981 shares of Minrad to reflect a private offering of preferred stock that is convertible into common at $2.00 per share. These preferred securities also provided warrants, valid of three years, exercisable at $3.85, a 92% premium over the $2 issuance price of the preferred, and in excess of the trading price of the securities on the market. This information was obtained from an 8-k filed by Minrad on June 14, 2005. Rand utilized the $2 per share transaction as the underlying basis upon which its valuation was based.

     Minrad is traded under the symbol MNRD.OB. During the quarter ended September 30, 2005, Minrad's securities traded between $1.85(Low) and $2.50 per share, with an average volume of 5,457 shares. Rand Management believes that the trading activity of Minrad has been light as a majority of the shares outstanding are restricted in nature.

     The Corporation Minrad shares are also restricted in nature, and cannot be sold until December 2005, subject to Rule 144.

     Kionix was revalued during the second quarter of 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share.

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

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS

     The Corporation accounts for its operations under accounting principles generally accepted in the United States of America for investment companies. The principal measure of its financial performance is "net increase (decrease) in net assets from operations" on its consolidated statements of operations. For the nine months ended September 30, 2005, the net decrease in net assets from operations was ($109,171) as compared to a net decrease in net assets from operations of ($191,354) for the same nine month period in 2004.

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

     As of September 30, 2005 and 2004, the Corporation's total liquidity, consisting of cash and cash equivalents, was $483,448 and $1,131,502 respectively.

     During 2003 and 2004 the Corporation paid an aggregate of $100,000 to the SBA to reserve its approved $10,000,000 leverage. It has drawn down $5,700,000 of this leverage as of September 30, 2005. The remaining SBA leverage is guaranteed by the SBA to be available through September 30, 2008. These SBA borrowings will have a balloon maturity beginning in 2014.

     Management expects that it will be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments. Net cash used in operating activities has averaged $479,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations. Management believes that the cash and cash equivalents at September 30, 2005, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months.

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

     As of September 30, 2005 the Corporation did not have any off-balance sheet investments or hedging investments.

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

          (10.6) Certificate of Formation of Rand Capital Management, LLC-incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K Report filed for the year ended December 31, 2001.

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

Dated: November 4, 2005

                                       RAND CAPITAL CORPORATION


                                       By: /s/ Allen F. Grum
                                           -------------------------------------
                                           Allen F. Grum, President


                                       By: /s/ Daniel P. Penberthy
                                           -------------------------------------
                                           Daniel P. Penberthy, Treasurer


                                       RAND CAPITAL SBIC, L.P.


                                       By: RAND CAPITAL MANAGEMENT LLC
                                           -------------------------------------
                                           General Partner


                                       By: RAND CAPITAL CORPORATION
                                           -------------------------------------
                                           Member


                                       By: /s/ Allen F. Grum
                                           -------------------------------------
                                           Allen F. Grum, President


                                       By: /s/ Daniel P. Penberthy
                                           -------------------------------------
                                           Daniel P. Penberthy, Treasurer