Form 10-K
period 2005-12-31
RAND CAPITAL CORP
filed 2006-03-28
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
(716) 853-0802
(Registrant’s Telephone No. Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $5,085,615 based upon the last sale price as quoted by NASDAQ SmallCap Market on such date.
      As of March 17, 2006 there were 5,718,934 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2006 are incorporated by reference into certain sections of Part III herein.

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
      Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2004 and 2005 and it is anticipated that will continue in 2006. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the portfolio companies in which it invests.
      The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.
      The Corporation’s website is www.randcapital.com. Available through the website is the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the Securities and Exchange Commission (“SEC”).
Regulation as a BDC
      Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.”
      An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the SEC. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of a company.
      The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from the portfolio company or its officers, directors, or affiliates.
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
SBIC Subsidiary
      On January 16, 2002, Rand formed two wholly-owned subsidiaries, Rand SBIC and Rand Management. On August 16, 2002, Rand received notification that its Small Business Investment Company application had been approved and licensed by the Small Business Administration. The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of regulatory capital from the SBA for purposes of making new investment’s in portfolio companies.
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

•	a BDC (Rand) to operate a BDC/small business investment company (Rand SBIC) as its wholly owned subsidiary in limited partnership form;

•	Rand, Rand Management and Rand SBIC to engage in certain transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

•	Rand, as a BDC, and Rand SBIC, as its BDC/ SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis;

•	Rand SBIC, as a BDC/ SBIC subsidiary of Rand as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand’s reports.
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
Regulation of SBIC Subsidiary

Lending Restrictions
      The SBA licenses SBICs as part of a program designed to stimulate the flow of private debt and/or equity capital to small businesses. SBICs use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBICs, and a SBIC’s ability to obtain funds from the SBA is also governed by SBA regulations.
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

SBA Leverage
      The SBA raises capital to enable it to provide funds to SBICs by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend to SBICs is determined by annual Congressional appropriations.

      In order to obtain SBA borrowings, also known as leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC’s license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC’s continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage. Under the provisions of the SBIC regulations the Corporation may apply for the SBA’s conditional commitment to reserve a specific amount of leverage for future use. The Corporation may then apply to draw down leverage against the commitment. All SBIC’s must obtain a leverage commitment in order to draw leverage from the SBA. Commitments expire on September 30 of the fourth full fiscal year following issuance and require the payment of a fee equal to 1 percent of the total commitment at the time of issuance. An additional fee equal to 2 percent of the amount drawn is deducted at the time of each draw.
      The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2005, Rand SBIC had drawn $7,200,000 in leverage from the SBA.
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
Employees
      As of December 31, 2005, the Corporation had four employees.
Item 1A.     Risk Factors

The Corporations Portfolio Investments are Illiquid
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

Investing in Private Companies involves a High Degree of Risk
      The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies and may lack management depth and have not attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation’s investments nor an investment in the Corporation is intended to constitute a balanced investment program.
      Even if the Corporation’s portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments
      There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as “Net (increase) decrease in unrealized depreciation.”

Investing in the Corporation’s Shares May be Inappropriate for the Investor’s Risk Tolerance
      The Corporation’s investments, in accordance with its investment objective and principal strategies, result in a greater than average amount of risk and volatility and may well result in loss of principal. Its investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.

The Corporation is Subject to Risks Created by its Regulated Environment
      The Corporation is regulated by the SBA and the SEC. Changes in the laws or regulations that govern SBICs and BDCs could significantly affect the Corporation’s business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing the Corporations business could have a material impact on its financial condition or its results of operations.

The Corporation is Subject to Risks Created by Borrowing Funds from the SBA
      The Corporation’s Leverageable Capital may include large amounts of debt securities issued through the SBA, and all of the debentures will have fixed interest rates. Until and unless the Corporation is able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, the Corporation’s operating results may be adversely affected which may, in turn, depress the market price of the Corporation’s common stock.

The Economic Environment May Change
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

The Corporation Operates in a Competitive Market for Investment Opportunities
      The Corporation faces competition in its investing activities from many entities including other SBIC’s, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as the Corporation. As a regulated BDC, the Corporation is required to disclose quarterly and annually the name and business description of portfolio companies and the value of its portfolio securities. Most of its competitors are not subject to this disclosure requirement. The Corporation’s obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund.

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
      Rand maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,300 square feet of office space pursuant to a lease agreement that expires December 31, 2010. Rand believes that its leased facilities are adequate to support its current staff and expected future needs.

Item 3.	Legal Proceedings
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Rand’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Small Cap Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share as reported by NASDAQ:

2005 Quarter ending:	High	Low

March 31st	$1.67	$1.36
June 30th	$1.47	$1.17
September 30th	$1.34	$1.16
December 31st	$1.53	$1.09

2004 Quarter ending:	High	Low

March 31st	$1.65	$1.15
June 30th	$2.45	$1.20
September 30th	$1.59	$1.31
December 31st	$3.10	$1.20

      Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no present intention of paying cash dividends in the coming fiscal year.
Profit Sharing and Stock Option Plans
      In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
      The Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). There were no contributions to the profit sharing plan during the years ended December 31, 2005, 2004 or 2003.
      On March 17, 2006 the Corporation had a total of 998 shareholders, which included 126 record holders of its common stock, and an estimated 872 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.
      On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation’s outstanding stock through purchases on the open market which was extended through October 27, 2006. During 2003 and 2002 the Corporation purchased 44,100 treasury shares for a total cost of $47,206. No shares were repurchased during the years ended December 31, 2005 or 2004.

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
      Balance Sheet Data as of December 31:

	2005	2004	2003	2002	2001

Total assets	$16,063,605	$12,743,109	$9,385,137	$9,685,673	$10,282,493
Total liabilities	$7,447,671	$3,716,055	$146,649	$81,039	$224,209
Net assets	$8,615,934	$9,027,054	$9,238,488	$9,604,634	$10,058,284
Net asset value per outstanding share	$1.51	$1.58	$1.62	$1.67	$1.75
Common stock shares outstanding	5,718,934	5,718,934	5,718,934	5,738,634	5,763,034

Operating Data for the year ended December 31:

	2005	2004	2003	2002	2001

Investment income	$736,573	$757,704	$449,858	$261,230	$159,479
Total expenses	$1,265,846	$900,812	$942,799	$858,305	$825,765
Net investment loss	$(175,179)	$(112,384)	$(346,043)	$(738,046)	$(1,551,001)
Net realized (loss)gain on investments	$(382,353)	$26,727	$87,841	$888,399	$3,286,078
Net (increase) decrease in unrealized depreciation	$146,412	$(125,777)	$(86,441)	$(578,299)	$(94,365)
Net (decrease) increase in net assets from operations	$(411,120)	$(211,434)	$(344,643)	$(427,946)	$1,640,712

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.
Forward Looking Statements
      Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1B, which is incorporated herein by reference.
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
Overview
      The following discussion includes Rand Capital Corporation (“Rand”), Rand Capital SBIC, L.P., (“Rand SBIC”), and Rand Capital Management, LLC (“Rand Management”), (collectively the “Corporation”), its financial position and results of operations.
      Rand is incorporated under the laws of New York and is regulated under the 1940 Act as a business development company (“BDC”). In addition, a wholly-owned subsidiary, Rand SBIC is regulated as a Small Business Investment Company (“SBIC”) by the Small Business Administration (“SBA”). The Corporation

anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.
      The Corporation’s primary business is investing in businesses, usually through investments in the form of subordinated debt, preferred/common stock or membership interests. We look for small and medium-sized companies that meet certain criteria, including:

1) a qualified and experienced management team

2) new or unique products or services with a sustainable competitive advantage

3) a potential for growth in cash flow

4) a potential to realize appreciation in our equity position, if any.
      The Corporation makes investments in portfolio companies that typically range from $250,000 to $1,000,000 and it invests either directly in the equity of a company through equity shares or through a debt instrument. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either current pay (paid monthly) or deferred.
      The management team of the Corporation identifies investment opportunities. Throughout the Corporation’s history it has established an extensive network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the community and experience provide a competitive advantage in originating qualified new investments.
      In a typical private financing, the management team of the Corporation will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. Additionally, the Corporation will become familiar with the portfolio company’s industry and competitive landscape and may conduct additional reference checks with customers and suppliers of the portfolio company.
      Following an initial investment in a portfolio company, the Corporation may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or otherwise to increase or maintain the Corporation’s position in a promising portfolio company. The Corporation may also be called upon to provide an additional investment to a portfolio company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually.
      The Corporation will exit its investments generally through the maturation of the debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through the private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debentures will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the debenture. The Corporation anticipates generating cash for new investments and operating expenses through SBA leverage draw downs, and interest and principal payments from its portfolio concerns.
Critical Accounting Policies
      The Corporation prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all of our significant accounting policies, including critical accounting policies, see Note 1 to the consolidated financial statements in Item 8.
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
      Any changes in estimated fair value are recorded in our statement of operations as “Net (increase) decrease in unrealized depreciation.”

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
      Rand SBIC’s interest accrual is regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies”. Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectibility of any accrued interest.

Deferred Tax Assets
      The deferred tax assets are primarily related to future tax benefits associated with the utilization of the Corporation’s net operating loss carryforwards (NOLs). The realization of these deferred tax assets is dependent on the Corporation generating sufficient taxable income through operations and realization of gains on its investments to utilize these NOLs. At December 31, 2005 and 2004 management has determined that a valuation allowance is not required based upon future estimated income and historical significant gains realized on the liquidation of its portfolio investments. In the event that management’s estimates or expectations regarding its future profitability do not come to fruition, the Corporation may be required to record a valuation allowance against the deferred tax asset.
Financial Condition

Overview:

	12/31/05	12/31/04	Increase (Decrease)

Total assets	$16,063,605	$12,743,109	$3,320,496
Total liabilities	7,447,671	3,716,055	3,731,616

Net assets	$8,615,934	$9,027,054	$(411,120)

      The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small and medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

			Increase
	12/31/05	12/31/04	(Decrease)

Investments, at cost	$13,712,890	$11,621,853	$2,091,037
Unrealized depreciation, net	(342,028)	(586,047)	244,019

Investments at fair value	$13,370,862	$11,035,806	$2,335,056

      The increase in investments is due to the Corporation’s new investments during the year ended December 31, 2005 in the following portfolio companies:

New Investments	Amount

Concentrix Corporation (Concentrix)	$600,000
EmergingMed.com, Inc. (EmergingMed)	500,000
Topps Meat Company LLC (Topps)	336,000
Innov-X Systems, Inc. (Innov-X)	285,000
Kionix, Inc. (Kionix)	260,584
Rocket Broadband Networks, Inc. (Rocket Broadband)	204,082
Ultra-Scan Corporation (Ultra-Scan)	200,000
G-Tec Natural Gas Systems (G-Tec)	125,000
APF Group, Inc. (APF)	94,594

Total of investments made during the year ended December 31, 2005	$2,605,260

Interest conversions:
Somerset Gas Transmission Company (Somerset)	19,097
Photonics Product Group (Photonics)	10,000
Kionix	1,756

Total of new investments and interest conversions made during the year ended December 31, 2005	$2,636,113

      Unrealized depreciation on investments before income taxes decreased in the year ended December 31, 2005 by $244,020. See the section below labeled “Net Change in Unrealized Appreciation/ Depreciation of Investments” for an explanation of this change.
      The Corporation borrowed $3,700,000 in leverage from the SBA during the year ended December 31, 2005 and the total owed to the SBA for Leverage Payable at December 31, 2005 was $7,200,000. These debentures bear a fixed interest rate, currently averaging 5.6%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance.
      Net asset value per share (NAV) was $1.51/share at December 31, 2005 versus $1.58/share at December 31, 2004.
      The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 155% of net assets at December 31, 2005 and 122% of net assets at December 31, 2004. The increase in this percentage during the year ended December 31, 2005 is due to the increase in new investments funded by the additional $3,700,000 draw down on the Corporation’s SBA leverage.
      Cash and cash equivalents approximated 14% of net assets at December 31, 2005 compared to 7% at December 31, 2004.
      The effect of the increase in tax net operating loss carry forwards and the change in unrealized depreciation on investments resulted in a net increase in the net deferred tax asset from $566,000 at December 31, 2004 to a net deferred tax asset of $846,000 at December 31, 2005.
Results of Operations
     Investment Income
      The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation will invest in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.

Comparison of the years ended December 31, 2005 and 2004

	December 31,	December 31,	Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Interest from portfolio companies	$593,125	$645,206	$(52,081)	(8.1)%
Interest from other investments	3,601	2,581	1,020	39.5%
Dividend and other investment income	94,930	64,823	30,107	46.4%
Other income	44,917	45,094	(177)	(0.4)%

Total investment income	$736,573	$757,704	$(21,131)	(2.8)%

      Interest from portfolio companies — Portfolio interest income decreased $52,081 for the year ended December 31, 2005 as compared to the same period in the prior year. This is attributable to the fact that the Corporation ceased accruing interest on two WineIsIt.com (Wineisit) debt instruments in January of 2005 in anticipation of a restructuring of the Wineisit balance sheet. The total interest recognized from these two Wineisit notes for the year ended December 31, 2004 was $73,009. During 2005 this portfolio company experienced a decline in business performance and therefore the restructuring has been delayed. These two notes are technically in default due to nonpayment of principal and interest and the Corporation has revised their valuation. See further discussion on this valuation change in the section labeled “Net Change in Unrealized Appreciation/ Depreciation of Investments”.

      The current period decrease in portfolio income can also be attributed to the fact that the portfolio income for the year ended December 31, 2004 included $62,703 of income on a $900,000 convertible note from Somerset. This note had stopped accruing interest in September 2003 because it was in default and the Corporation had established a 100% reserve for the total accrued interest of $122,914. In April 2004 Somerset became current on the note, therefore the Corporation recognized all past due interest in the first quarter of 2004.
      After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

G-Tec	8%	400,000	2004
Vanguard	14%	270,000	2003
WineIsIt.com	10%	801,918	2005
      Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances.
      Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the year ended December 31, 2005 consisted of distributions from Gemcor II, LLC (Gemcor) for $51,500, Topps for $28,174, Carolina Skiff LLC (Carolina Skiff) for $14,082 and Vanguard Modular Building Systems (Vanguard) for $1,174.
      Dividend income for the year ended December 31, 2004 was comprised of distributions from Topps for $35,195, Carolina Skiff for $28,384 and Vanguard for $1,244.
      Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company, and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under “Deferred revenue”. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio companies’ board meetings.
      Other income for the year ended December 31, 2005 decreased slightly. The decrease in financing amortization revenue can be attributed to the fact that several fees became fully amortized in early 2005 due to the instrument maturing. The annualized financing fee income based on the existing portfolio will average $29,000 annually in 2006 and 2007 and less than $10,000 annually thereafter, based on the deferred revenue balance at December 31, 2005. In addition the board attendance income amounted to $7,000 for the year ended December 31, 2005 and $0 for year ended December 31, 2004.

Comparison of the years ended December 31, 2004 and 2003

	December 31,	December 31,	Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

Interest from portfolio companies	$645,206	$369,517	$275,689	74.6%
Interest from other investments	2,581	20,970	(18,389)	(87.7)%
Dividend and other investment income	64,823	49,787	15,036	30.2%
Other income	45,094	9,584	35,510	370.5%

Total investment income	$757,704	$449,858	$307,846	68.4%

      Interest from portfolio companies — Portfolio interest income increased almost 75% during the year ended December 31, 2004. This reflected an increase in investments in interest earning debentures during the fiscal years ended December 31, 2004 and 2003. During the year ended December 31, 2004, 66% of the investments made, or approximately $2,900,000, were invested in debenture instruments that had a blended interest rate of approximately 10%.
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
      Interest from other investments — The other interest income is comprised on interest income from idle cash balances which decreased (87.7%) during the year ended December 31, 2004. This decrease is due to the fact that the Corporation had a reduction in its idle cash balances during 2004 as a result of new investments and therefore earned little interest on the idle cash balances.
      Dividend and other investment income — Dividend income is comprised of distributions from LLC’s in which the Corporation has invested. The Corporation’s investment agreements with certain LLC’s require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities. Dividend income was $64,823 for the year ended December 31, 2004 and $49,787 for the same period in 2003. This increase is due to the fact that the Corporation invested in three portfolio companies during 2004 and 2003 that were LLC’s that had taxable income. The LLC investment income for the year ended December 31, 2004 consisted of LLC distributions from Topps for $35,195, Carolina Skiff for $28,384 and Vanguard for $1,244. The LLC investment income for the year ended December 31, 2003 was comprised of distributions from Topps for $18,887, G-Tec for $28,781 and $2,119 for Vanguard.
      Other Income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The increase during the year ended December 31, 2004 can be attributed to the fact that the Corporation generated more investments through Rand SBIC in 2004 and, therefore, more closing fees were collected and were being amortized.
Operating Expenses

Comparison of the years ended December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004	Increase	% Increase

Total expenses	$1,265,846	$900,812	$365,034	40.5%
      The operating expenses predominately consist of employee compensation and benefits, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense.
      The increase in operating expenses during the year ended December 31, 2005 can be mainly attributed to the establishment of a bad debt reserve for $114,870 on Vanguard, and a 158% increase in SBA interest expense.
      The Corporation’s management reviewed the interest receivable from Vanguard and believed that the collectibility of this receivable was in doubt and therefore reserved for all of the receivable balance. The portfolio company continues to perform well and is currently investigating sale opportunities. The Corporation ceased accruing interest revenue on this instrument in 2003.
      The SBA borrowings increased $3,700,000 during the year ended December 31, 2005 and the SBA interest expense increased $169,880 from $107,407 for the year ended December 31, 2004 to $277,287 for the year ended December 31, 2005. The SBA borrowing rates, which included an SBA annual charge, averaged

5.8% in 2005. The SBA annual charge during 2005 decreased from 0.887% to 0.855%. The 2004 SBA borrowing rates averaged 5.4% and the overall combined SBA borrowing rate on the $7,200,000 outstanding leverage at December 31, 2005 was 5.6%. Interest costs will continue to increase in 2006 and beyond as the Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million.
      Increases in salaries and professional costs contributed to the remaining increase in operating expense during the year ended December 31, 2005. Professional fees increased $33,323 or 52% during the year ended December 31, 2005 due to the additional accounting and legal expenses related to the increasingly more complex regulatory environment in which the Corporation operates.

Comparison of the years ended December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003	(Decrease)	% (Decrease)

Total expenses	$900,812	$942,799	$(41,987)	(4.4)%
      In analyzing the change in operating expenses, the most significant changes from year to year was in the categories of interest costs and bad debt expense. During the year ended December 31, 2004, the Corporation incurred $107,407 in interest expense related to the new SBA Debentures originated during the year. The Corporation will continue to recognize interest costs going forward, which will increase as the Corporation continues to draw down on its SBA leverage to fund future investments.
      Expenses during the year ending December 31, 2003 included $122,914 in bad debt expense related to the full reserve against accrued interest receivable for the Somerset investment. This reserve was established in accordance with our established revenue recognition policy discussed above. In April 2004 Somerset paid $400,000 in principal on the $900,000 note and $190,449 in accrued interest. The remaining $500,000 balance of the note was converted to a new debenture instrument earning interest at 10%.
Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2005 and 2004
      During the year ended December 31, 2005, the Corporation realized a loss of ($382,353) on its investment in D’Lisi Food Systems, Inc. (D’Lisi). The D’Lisi investment of $400,000 was written down to zero in the third quarter of 2004 due to fact it filed for bankruptcy protection on August 13, 2004. The final bankruptcy proceeds were distributed in July 2005 and resulted in a realized loss of ($382,353). Subsequent to year end the Corporation has sold, subject to Rule 144, 290,000 shares of its Minrad shares for net proceeds of approximately $581,000 and a realized gain of $201,500.
      During the year ended December 31, 2004, the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. In addition, the Corporation realized a ($6,229) loss on its investment in Clearview Cable.

Comparison of the years ended December 31, 2004 and 2003
      During the year ended December 31, 2004, the Corporation realized a $32,956 gain on the sale of the remaining ADIC stock and realized a ($6,229) loss on its investment in Clearview Cable.
      During the year ended December 31, 2003, the Corporation realized an $87,841 gain on the sale of the ADIC stock.
Net Change in Unrealized Appreciation/ Depreciation of Investments

For the years ended December 31, 2005 and 2004
      The Corporation recorded a decrease in unrealized depreciation on investments before income tax expense of $244,020 during the year ended December 31, 2005, as compared to an increase of $(206,737)

during the year ended December 31, 2004. The decrease in unrealized depreciation on investments during the year ended December 31, 2005 is due to the following valuation changes made by the Corporation:

Reclass D’Lisi unrealized loss to realized loss	$400,000
Topps	332,000
Minrad International, Inc. (Minrad)	272,000
Carolina Skiff	38,000
Kionix	(284,477)
Wineisit.com	(250,000)
Vanguard	(135,000)
Ultrascan	(73,174)
Somerset	(50,349)
Photonics	(4,980)

Total change in unrealized depreciation	$244,020

      The Corporation recognized appreciation on its equity investments in Topps and Carolina Skiff based on the improving financial condition of these portfolio companies since the Corporation’s first investments. Per the Corporation’s valuation policy a portfolio company can be valued based on a very conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years. These portfolio companies were valued on a multiple of earnings before interest, tax, depreciation and amortization (EBITDA).
      The Corporation recognized appreciation of $272,000 on its 667,981 shares of Minrad. Minrad is traded under the symbol BUF on the Amex stock exchange. The Corporation’s Minrad shares are restricted under Sec Rule 144. During the year ended December 31, 2005, Minrad’s securities traded between $1.25 and $7.00 per share. The Corporation’s policy is to record the valuation of our publicly held securities on a “mark to market” basis. The Minrad’s shares were therefore valued at $1.65 per share at December 31, 2005 which was the average closing price for the last three trading days of the year.
      Kionix was revalued during the second quarter of 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share.
      The WineIsIt investment was revalued during the year ended December 31, 2005 after a review by management which identified that WineIsIt business model had deteriorated since the time of the original funding, as compared to their original plan.
      The Corporation’s investment in Vanguard was written down to $135,000 during the year ended December 31, 2005 based on a financial review of the portfolio company.
      The Ultrascan and Somerset investment valuations were adjusted based on recent rounds of financing that lowered the prices per share.
      Photonics is a public stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
      All of these value adjustments were done in accordance with the Corporation’s established valuation policy.

For the years ended December 31, 2004 and 2003
      The Corporation recorded an increase in unrealized depreciation on investments before income tax benefits of ($206,737) during the year ended December 31, 2004, as compared to ($230,045) during the year ended December 31, 2003. The increase in unrealized depreciation on investments of ($206,737) is the net effect of decreases in fair value of five portfolio companies totaling ($674,859), increases in fair value of three portfolio companies totaling $491,578, and the reversal of unrealized appreciation related to the sale of ADIC stock of ($23,456). The increase in unrealized depreciation on investments is due to the following valuation changes made by the Corporation:

Minrad	$338,500
Somerset	118,000
Clearview Cable	27,541
Synacor	4,337
Photonics	3,200
D’Lisi	(400,000)
Dataview, LLC (Dataview)	(155,179)
G-Tec	(100,000)
Reclass ADIC unrealized loss to realized	(23,456)
SmartPill Diagnostics, Inc. (SmartPill)	(19,680)

Total change in unrealized depreciation	$(206,737)

      The Corporation recognized appreciation of $338,500 on its investment in Minrad following its recent equity financing at a price greater than the fair value previously recorded by the Corporation. On December 16, 2004 Minrad merged into a publicly traded shell company, Technology Acquisition Corporation (TAC) which was previously traded under the symbol TAQC.OB. The new trading symbol after the merger is MNRD.OB and the new name of the company is Minrad International, Inc. The Corporation currently holds 677,980 shares of Minrad. The Corporation is restricted in its ability to immediately trade its shares in Minrad and therefore has not priced its holding in Minrad at the December 31, 2004 closing price of $3.50
      The Corporation also increased the valuation of its 0.88 membership interest in Somerset Gas Transmission Company, LLC (Somerset) by $118,000. The Somerset membership units were previously written down in September 2003 to zero. Additionally, the Corporation increased the fair value of its investment in Clearview Cable (Clearview) by $27,541 to reflect the amount received in October 2004 from the sale and realized exit in the Clearview investment. These adjustments were done in accordance with the Corporation’s established valuation policies.
      The write downs of Dataview, SmartPill and G-Tec were done in accordance with the Corporation’s established valuation policies. Management of the Corporation evaluated its investment in these portfolio companies and determined that each company’s performance and potential have significantly deteriorated. In the future, if the factors which led to the reduction in valuations are overcome, the valuations may be restored.
      The write down of D’Lisi was precipitated by the fact that D’Lisi filed for Chapter 11 bankruptcy protection on August 13, 2004. Accordingly, the collection of our subordinated debenture principal was presumed in doubt and/or there is substantial doubt about the ability for D’Lisi to pay the principal. The D’Lisi bankruptcy was final in July 2005 and a realized loss was recognized.
      The unrealized depreciation increase before income tax benefits of ($230,045) for the year ended December 31, 2003 is attributable to:

Ultrascan	$5,116
Synacor	4,337
Somerset	(183,333)
USTec	(25,000)
Reclass ADIC valuation to realized	(18,645)
Photonics (formerly Inrad)	(7,520)
American Tactile	(5,000)

Total change in unrealized depreciation	$(230,045)

      A majority of the 2003 change in unrealized depreciation is attributable to a reserve that was established on the Somerset membership interest for ($183,333) based on a review of the portfolio company at December 31, 2003. These .88 membership units of Somerset were subsequently revalued in 2004.
      These adjustments were done in accordance with the Corporation’s established valuation policies.
Net Decrease in Net Assets from Operations
      The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2005, the net decrease was ($411,120), as compared to a net decrease in net assets from operations of ($211,434) in 2004 and ($344,643) in 2003.
      The net decrease in net assets from operations in 2005 can primarily be attributed to the net investment loss of ($175,179), a realized loss on investments of ($382,353) and an unrealized gain on investments after tax of 146,412. The 2004 decrease is primarily due to the net investment loss of ($112,384) and the increase in unrealized depreciation after tax of ($125,777). The 2003 net decrease in net assets from operations is primarily due to the investment loss of ($346,043).
Liquidity and Capital Resources
      The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
      As of December 31, 2005, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $1,209,839.
      As of December 31, 2005 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. It has drawn down $7,200,000 of this leverage as of December 31, 2005. Subsequent to December 31, 2005 the Corporation has expended $800,000 of its cash for new investments. Management expects that it will be necessary to draw down SBA leverage in the next fiscal year in order to fund operations and new investments.
      Net cash used in operating activities has averaged approximately $455,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with potential new regulations. Management believes that the cash and cash equivalents at December 31, 2005, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.
      The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2005. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by Year

					2010 and
	2006	2007	2008	2009	beyond

Anticipated Cash Receipts from Portfolio Companies	$1,011,000	$2,960,000	$945,000	$600,000	$2,400,000

Disclosure of Contractual Obligations
      The following table shows the Corporation’s contractual obligations at December 31, 2005. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period

		Less than	1-3	4-5	More
	Total	1 Year	Years	Years	than 5 yrs

SBA Debentures	$7,200,000	$0	$0	$0	$7,200,000
Operating Lease Obligations (Rent of office space)	$78,600	$15,000	$47,160	$16,440	$0
Total	$7,278,600	$15,000	$47,160	$16,440	$7,200,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in the “Notes to Schedule of Portfolio Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized depreciation on investments.”
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
      As of December 31, 2005, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2005 and 2004

Statements of Operations for the three years in the period ended December 31, 2005

Statements of Cash Flows for the three years in the period ended December 31, 2005

Statements of Changes in Net Assets for the three years in the period ended December 31, 2005

Schedule of Portfolio Investments as of December 31, 2005

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2005

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2005

Report of Independent Registered Public Accounting Firm

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2005	2004

Assets
Investments at fair value (identified cost: 2005 — $13,712,890; 2004 — $11,621,853)	$13,370,862	$11,035,806
Cash and cash equivalents	1,209,839	626,744
Interest receivable (net of allowance: 2005 — $236,870; 2004 — $122,000)	297,619	260,490
Deferred tax asset	846,000	566,000
Promissory notes receivable	—	36,195
Prepaid income taxes	15,582	11,579
Other assets	323,703	206,295

Total assets	$16,063,605	$12,743,109

Liabilities and Stockholders’ Equity (net assets)
Liabilities:
SBA debenture obligations	$7,200,000	$3,500,000
Accounts payable and accrued expenses	167,788	132,897
Deferred revenue	79,883	83,158

Total liabilities	7,447,671	3,716,055

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized — 10,000,000; issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment loss	(4,988,326)	(4,813,146)
Undistributed net realized gain on investments	6,306,925	6,689,277
Net unrealized depreciation on investments	(205,217)	(351,629)
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2005 — $1.51; 2004 — $1.58)	8,615,934	9,027,054

Total liabilities and stockholders’ equity (net assets)	$16,063,605	$12,743,109

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Investment income:
Interest from portfolio companies	$593,125	$645,206	$369,517
Interest from other investments	3,601	2,581	20,970
Dividend and other investment income	94,930	64,823	49,787
Other income	44,917	45,094	9,584

	736,573	757,704	449,858

Expenses:
Salaries	400,340	380,154	333,846
Employee benefits	99,569	85,200	95,208
Directors’ fees	54,200	45,100	46,050
Professional fees	96,917	63,594	118,916
Stockholders and office operating	115,386	116,032	105,062
Insurance	46,017	46,062	43,000
Corporate development	51,875	44,723	34,107
Other operating	9,385	13,454	43,696

	873,689	794,319	819,885
Interest on SBA obligations	277,287	107,407	—
Bad debt expense (recovery)	114,870	(914)	122,914

Total expenses	1,265,846	900,812	942,799

Investment loss before income taxes	(529,273)	(143,108)	(492,941)

Current income tax expense	23,514	24,316	27,498
Deferred income tax benefit	(377,608)	(55,040)	(174,396)

Net investment loss	(175,179)	(112,384)	(346,043)

Realized and unrealized gain (loss) on investments:
Net realized (loss) gain on sales and dispositions	(382,353)	26,727	87,841

Unrealized (depreciation) on investments:
Beginning of year	(586,048)	(379,311)	(149,266)
End of year	(342,028)	(586,048)	(379,311)

Change in unrealized (depreciation) before income taxes	244,020	(206,737)	(230,045)
Deferred income tax expense (benefit)	97,608	(80,960)	(143,604)

Net decrease (increase) in unrealized depreciation	146,412	(125,777)	(86,441)

Net realized and unrealized (loss) gain on investments	(235,941)	(99,050)	1,400

Net decrease in net assets from operations	$(411,120)	$(211,434)	$(344,643)

Weighted average shares outstanding	5,718,934	5,718,934	5,722,776
Basic and diluted net decrease in net assets from operations per share	$(0.07)	$(0.04)	$(0.06)
See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Net assets at beginning of year	$9,027,054	$9,238,488	$9,604,634

Net investment loss	(175,179)	(112,384)	(346,043)
Net realized (loss) gain on investments	(382,353)	26,727	87,841
Net decrease (increase) in unrealized depreciation on investments	146,412	(125,777)	(86,441)

Net decrease in net assets from operations	(411,120)	(211,434)	(344,643)

Other changes:
Purchase of treasury stock	—	—	(21,503)

Net assets at end of year (including accumulated net investment loss of $4,988,326 $4,813,146, and $4,700,763 respectively)	$8,615,934	$9,027,054	$9,238,488

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities:
Net decrease in net assets from operations	$(411,120)	$(211,434)	$(344,643)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	23,297	14,890	8,803
Change in interest receivable allowance	114,870	(914)	122,914
(Decrease) increase in unrealized depreciation of investments	(244,020)	206,737	230,045
Deferred tax benefit	(280,000)	(136,000)	(318,000)
Net realized loss (gain) on portfolio investments	382,353	(26,727)	(87,841)
Non-cash conversion of debenture interest	(30,852)	(138,319)	(69,811)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(151,999)	75,158	(181,976)
(Increase) in other assets	(48,207)	(29,504)	—
Increase in accounts payable and other accrued liabilities	34,891	33,001	55,936
(Decrease) increase in deferred revenue	(3,275)	36,405	10,087

Total adjustments	(202,942)	34,727	(229,843)

Net cash used in operating activities	(614,062)	(176,707)	(574,486)

Cash flows from investing activities:
Investments originated	(2,605,260)	(4,464,000)	(1,359,000)
Proceeds from sale of portfolio investments	17,647	86,813	104,301
Proceeds from loan repayments	181,271	572,824	62,011
Capital expenditures	(4,001)	(6,232)	(1,967)

Net cash used in investing activities	(2,410,343)	(3,810,595)	(1,194,655)

Cash flows from financing activities:
Proceeds from SBA debenture	3,700,000	3,500,000	—
Origination costs to SBA	(92,500)	(87,500)	—
Purchase of SBA commitment	—	(50,000)	(50,000)
Purchase of treasury stock	—	—	(21,502)

Net cash provided (used) by financing activities	3,607,500	3,362,500	(71,502)

Net increase (decrease) in cash and cash equivalents	583,095	(624,802)	(1,840,643)
Cash and cash equivalents:
Beginning of year	626,744	1,251,546	3,092,189

End of year	$1,209,839	$626,744	$1,251,546

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2005

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value

APF Group, Inc.(e)(g) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$500,000 Senior Subordinated note at 12.5% due July 1, 2009. $94,594 Senior Subordinated note at 14% due July 31, 2007. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$594,594	$594,594
Carolina Skiff LLC(e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,038,000
Concentrix Corporation(e)(g) Pittsford, NY. Marketing service company generating returns through multi-channel demand generation and renewal marketing services. www.concentrix.com	$600,000 Senior Subordinated note at 14% due November 11, 2007.	6/1/05	—	600,000	600,000
Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400
EmergingMed.com, Inc.(g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000
Gemcor II, LLC(e)(g) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	33%	750,000	750,000
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.322% Class A membership interest. 8% cumulative dividend.	8/31/99	41%	400,000	300,000
Innov-X Systems, Inc.(e)(g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	$350,000 Subordinated Debenture at 8.5% due September 27, 2009. 12,344 warrants to purchase common shares. 3,500 Series A preferred stock. $250,000 Series B Secured Subordinated term note at 8.5% due March 1, 2010. 12,345 warrants to purchase common shares.	9/27/04	10%	635,000	635,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2005 – (Continued)

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,262,340	977,863
Minrad International, Inc. (AMEX: BUF)(h)(j) Buffalo, NY. Developer of acute care devices and anesthetics. www.minrad.com	677,981 common shares.	8/4/97	3%	919,422	1,119,000
New Monarch Machine Tool, Inc.(e)(g)(i) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$500,000 note at 12% due September 24, 2006. Warrant for 11.59 shares of common stock. $250,000 note at 14% due December 31, 2005.	9/24/03	12%	525,000	525,000
Photonic Products Group, Inc (OTC:PHPG.OB)(a)(j) (Formerly INRAD, Inc.) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. 18,000 shares common stock.	10/31/00	<1%	145,000	123,220
RAMSCO(e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	916,947	916,947
Rocket Broadband Networks, Inc.(g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Preferred shares.	12/20/05	6%	204,082	204,082
Somerset Gas Transmission Company, LLC Buffalo, NY. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	786,748
Synacor, Inc.(e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	$350,000 convertible note at 10% due November 18, 2007. 200,000 shares of Series B preferred stock. 59,828 Series A preferred shares. Warrants for 299,146 common shares.	11/18/02	5%	820,000	828,674

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2005 – (Continued)

		(b)
		Date	(c)		(d)
Company and Business	Type of Investment	Acquired	Equity	Cost	Value

Topps Meat Company LLC(e)(g) Elizabeth, NJ — Producer and supplier of premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000
Ultra-Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	3%	938,164	1,203,000
UStec, Inc. Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	$100,000 note at 5% due February 1, 2006 (e). 50,000 common shares. Warrants for 139,395 common shares. (g) $350,000 Senior Subordinated Convertible Debentures at 6% due February 2, 2008.	6/26/98	<1%	450,500	475,000
Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	2,673 preferred units with warrants, 14% accrued distribution rate.	12/16/99	<1%	270,000	135,000
WineIsIt.com, Corp.(g) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005.Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	801,918	551,918
Other Investments	Other	Various		524,426	38,416

	Total portfolio investments		(f )	$13,712,890	$13,370,862

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2005 – (Continued)
Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2005 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s, PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Company holds equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of December 31, 2005, the aggregate cost of investment securities approximated $13.7 million. Net unrealized depreciation aggregated approximately $342,000, of which $935,000 related to appreciated investment securities and $1,277,000 related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment

(h)	This is a publicly owned security. The Corporation’s shares are restricted in the open market under Rule 144.

(i)	Reduction in cost and value reflects current principal repayment.

(j)	Publicly owned company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2005, 2004, 2003, 2002 and 2001
      Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Income from investment operations(1):
Investment income	$0.13	$0.13	$0.08	$0.05	$0.02
Expenses	0.22	0.16	0.16	0.15	0.14

Investment (loss) before income taxes	(0.09)	(0.03)	(0.08)	(0.10)	(0.12)
Income tax expense (benefit)	(0.06)	(0.01)	(0.03)	0.03	0.15

Net investment (loss)	(0.03)	(0.02)	(0.05)	(0.13)	(0.27)
Net realized and unrealized gain (loss) on investments	(0.04)	(0.02)	0.00	0.05	0.55
Net proceeds from private stock offering	0.00	0.00	0.00	0.00	0.01

(Decrease) increase in net asset value	(0.07)	(0.04)	(0.05)	(0.08)	0.29
Net asset value, beginning of year	1.58	1.62	1.67	1.75	1.46

Net asset value, end of year	$1.51	$1.58	$1.62	$1.67	$1.75

Per share market value, end of year	$1.34	$1.56	$1.45	$1.03	$1.27

Total return based on market value	(14.1)%	7.6%	40.8%	(18.9)%	(42.0)%
Total return based on net asset value	(4.6)%	(2.5)%	(3.0)%	(4.6)%	19.9%
Supplemental data:
Ratio of expenses before income taxes to average net assets	14.35%	9.86%	10.01%	8.73%	8.95%
Ratio of expenses including taxes to average net assets	10.34%	9.53%	8.45%	10.16%	18.55%
Ratio of net investment loss to average net assets	(1.99)%	(1.23)%	(3.67)%	(7.51)%	(16.82)%
Portfolio turnover	21.6%	50.4%	24.3%	65.4%	6.3%
Net assets end of year	$8,615,934	$9,027,054	$9,238,488	$9,604,634	$10,058,284
Weighted average shares outstanding at end of year	5,718,934	5,718,934	5,722,776	5,759,260	5,762,294

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. – Summary of Significant Accounting Policies
      Nature of Business – Rand Capital Corporation (“Rand”) was founded in 1969 and is headquartered in Buffalo, New York. Rand’s investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States.
      Rand continues to operate as a publicly-held venture capital company, listed on the NASDAQ Small Cap Market under the symbol “RAND”.
      Effective August 16, 2002, Rand made an election, following an authorized vote of its stockholders to become a Business Development Company, or “BDC”. Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940.
      During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management), also a wholly-owned subsidiary, was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital.” On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies. As of December 31, 2005, the Corporation had drawn down $7,200,000 on its leverage commitments (see Note 4).
      Principles of Consolidation – The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the “Corporation”. All intercompany accounts and transactions have been eliminated in consolidation.
      Investments – Investments are stated at fair value as determined in good faith by the Board of Directors, as described in the Notes to Consolidated Schedule of Portfolio Investments. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.
      Certain investment agreements require the portfolio companies to meet certain financial and non-financial covenants. At December 31, 2005 a few of Rand’s portfolio investments were in violation of its loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the appropriateness of the carrying value of the investment.
      Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses.
      Cash and Cash Equivalents – Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.
      Revenue Recognition – Interest Income – Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the year ended December 31, 2005 was $17,272 ($7,852 in 2004). Annual amortization expense for the next five years is estimated to average $26,000 per year.
      Deferred Revenue – The Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2005, 2004 and 2003 amounted to $37,916, $42,094 and $9,584, respectively. Deferred revenue amortization income is estimated to average $29,000 per year in 2006 and 2007, and less than $10,000 annually thereafter, based on the deferred revenue balance at December 31, 2005.
      Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
      Supplemental Cash Flow Information – Income taxes paid during the years ended December 31, 2005, 2004 and 2003 amounted to $27,517, $42,273, and $22,913, respectively. Interest paid during the years ended December 31, 2005 and 2004 amounted to $216,068 and $44,564, respectively. No interest was paid during the year ended December 31, 2003. During 2005 and 2004, the Corporation converted $30,852 and $138,319, respectively, of interest receivable into equity investments.
      Concentration of Credit and Market Risk – Financial instruments that potentially subject the Corporation to concentrations of credit risk consisted of cash and cash equivalents. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.
      As of December 31, 2005, 52% of the Corporation’s total investment value was held in seven notes and equity securities. As of December 31, 2004, 51% of the Corporation’s total investment value was held in six notes and equity securities.
      Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Note 2. – Promissory Notes Receivable
      In January 2001, the Corporation received promissory notes from certain principals of its former portfolio companies. Principal payments commenced in January 2001. Amounts were paid in full during the year ended December 31, 2005.
Note 3. – Income Taxes
      Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rate expected to be in effect when the taxes are actually paid or recovered.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The tax effect of the major temporary difference and carryforwards that give rise to the Corporation’s net deferred tax assets at December 31, 2005 and 2004 are approximately as follows:

	2005	2004

Operations	$54,000	$(42,000)
Investments	137,000	234,000
Net operating loss carryforwards	655,000	374,000

Deferred tax assets, net	$846,000	$566,000

      The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. At December 31, 2005 and 2004 it was determined that a valuation allowance was not required.
      The components of income tax (benefit) expense reported in the statements of operations are as follows for the years ended December 31,:

	2005	2004	2003

Current:
Federal	$–	$–	$–
State	23,514	24,316	27,498

	23,514	24,316	27,498

Deferred:
Federal	(112,000)	(85,000)	(260,000)
State	(168,000)	(51,000)	(58,000)

	(280,000)	(136,000)	(318,000)

Total	$(256,486)	$(111,684)	$(290,502)

      A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2005	2004	2003

Net investment (loss) and realized gain (loss) before income tax expense (benefit)	$(667,606)	$(323,118)	$(635,145)

Expected tax (benefit) at statutory rate	$(226,986)	$(109,860)	$(215,950)
State – net of federal effect	(40,057)	(19,387)	(38,110)
Other	(4,443)	17,563	(36,442)

Total	$(271,486)	$(111,684)	$(290,502)

      At December 31, 2005 and 2004, the Corporation had federal net operating loss carryforwards of approximately $1,257,000 and $894,000, respectively, which expire commencing in 2015. For state tax purposes the Corporation had net operating loss carryforwards of approximately $1,238,000 and $877,000, respectively, which expire commencing 2014. The Corporation had a capital loss carryforward at December 31, 2005 of approximately $382,000 which expires in 2010.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 4. – SBA Debenture Obligations
      Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of its approved SBA Guaranteed Debenture leverage. This fee was paid in two installments of $50,000 each in July 2003 and August 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and is a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. As of December 31, 2005, Rand SBIC has debentures payable to and guaranteed by the SBA totaling $7,200,000 ($3,500,000 at December 31, 2004) against this commitment. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.12% to 5.01%, plus an annual charge that ranged from .855% to .887% during the year ended December 31, 2005. The debentures outstanding at December 31, 2005 mature in 2014 and 2015.
Note 5. – Stockholders’ Equity (Net Assets)
      At December 31, 2005 and 2004, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
      The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 27, 2006.
      Summary of change in equity accounts:

			Net
	Accumulated	Undistributed	Unrealized
	Net	Net Realized	Appreciation
	Investment	Gain (Loss) on	(Depreciation)
	Loss	Investments	on Investments

Balance, December 31, 2003	$(4,700,763)	$6,662,551	$(225,852)
Net (decrease) increase in net assets from operations	(112,383)	26,727	(125,777)

Balance, December 31, 2004	$(4,813,146)	$6,689,278	$(351,629)

Net (decrease) increase in net assets from operations	(175,180)	(382,353)	146,412

Balance, December 31, 2005	$(4,988,326)	$6,306,925	$(205,217)

Note 6. – Stock Option Plans
      In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2005 and 2004, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
Note 7. – Employee Benefit Plans
      The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Pension plan expense was $21,847, $20,304 and $18,379 during the years ended December 31, 2005, 2004 and 2003, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with of the Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). There were no contributions to the Plan during the years ended 2005, 2004 and 2003.
Note 8. – Commitments and Contingencies
      The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2005 and 2004 were $34,333 and $38,277, respectively.
      The Corporation has a lease for office space which expires December 2010. Rent expense under this operating lease was approximately $17,000 for the year ended December 31, 2005 ($17,000 for 2004 and $16,000 for 2003). The future operating lease obligation for the next 5 years is approximately $16,000 per year.
Note 9. – Subsequent Events
      Subsequent to the year ended December 31, 2005, the Corporation made two investments totaling $800,000. In addition, the Corporation sold 290,000 of its Minrad International, Inc. shares for net proceeds of approximately $581,000.
Note 10. – Quarterly Operations and Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2005
Investment income	$229,858	$171,004	$178,059	$157,653
Net increase (decrease) in net assets from operations	(301,949)	(41,711)	(173,607)	106,147
Basic and diluted net increase (decrease) in net assets from operations per share	(0.05)	(0.01)	(0.03)	0.02
2004
Investment income	$185,205	$197,684	$188,621	$186,194
Net increase (decrease) in net assets from operations	97,674	(407,625)	157,394	(58,877)
Basic and diluted net increase (decrease) in net assets from operations per share	0.02	(0.07)	0.03	(0.01)
Note 11. – Allowance for Doubtful Accounts
      The Corporation maintains an allowance for doubtful accounts for estimated losses from interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the accounts receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2005	2004	2003

Balance at beginning of year	$(122,000)	$(122,914)	$(13,167)
Provision for losses	(114,870)	(122,000)	(122,914)
Recoveries	–	122,914	13,167

Balance at end of year	$(236,870)	$(122,000)	$(122,914)

RAND CAPITAL CORPORATION AND SUBSIDIARIES
SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED LOSS
For the Year Ended December 31, 2005

	Cost
	Increase	Realized
	(Decrease)	Loss

New and Additions to Previous Investments
APF Group, Inc.	$94,594
Concentrix Corporation	600,000
EmergingMed.com, Inc.	500,000
G-TEC Natural Gas Systems	125,000
Innov-X Systems, Inc.	285,000
Kionix, Inc.	262,340
Photonics Product Group	10,000
Rocket Broadband Networks, Inc.	204,082
Somerset Gas Transmission Company, Inc.	19,097
Topps Meat Company LLC	336,000
Ultra-Scan Corporation	200,000

	2,636,113

Investments Sold/ Liquidation
D’Lisi Food Systems, Inc.	(400,000)	$(382,353)

	(400,000)	(382,353)
Other Changes
Debenture repayments, distributions and other	(145,076)	–

Net Change in Investments at Cost and Realized Loss	$2,091,037	$(382,353)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries
      We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, including the consolidated schedule of portfolio investments as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2005, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2005 and 2004. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2005 and 2004, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2005, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $13,370,862 (155% of net assets) and $11,035,806 (122% of net assets) as of December 31, 2005 and 2004, respectively, include securities valued at $12,268,642 and $10,917,605, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.
      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2005 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
/s/ Freed Maxick & Battaglia, CPA’s, PC
Buffalo, New York
March 16, 2006

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
Item 9B.     Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information in response to this Item is incorporated herein by reference to the information under the heading “ELECTION OF DIRECTORS” and “EXECUTIVE OFFICERS” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 27, 2006, to be filed under Regulation 14A (the “2006 Proxy Statement”).
      The Corporation has adopted a written code of ethics and officer Code of Ethics that applies to our principal executive officer, principal financial officer, and controller, and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. Information in response to this Item is incorporated herein by reference to the information under the heading “COMMITTEES AND MEETING DATA” and the section labeled “Code of Business Conduct and Ethics” provided in the Corporation’s 2006 Proxy Statement. The Corporation’s Code of Ethics and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation’s website located at randcapital.com.

Item 11.	Executive Compensation
      Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “COMMITTEES AND MEETING DATA,” “COMPENSATION” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information in response to this Item is incorporated herein by reference to the information provided in the 2006 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.     Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accounting Fees and Services
      Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2006 Proxy Statement under the heading “COMMITTEES AND MEETING DATA” and the sections labeled “Audit Committee”, and “Independent Accountant Fees”.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2005 and 2004

Statements of Operations for the three years in the period ended December 31, 2005

Statements of Cash Flows for the three years in the period ended December 31, 2005

Statements of Changes in Net Assets for the three years in the period ended December 31, 2005

Schedule of Portfolio Investments as of December 31, 2005

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2005

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2005

Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 11 to the consolidated financial statements.
      (b) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit(a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit(b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit(b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(10.1)	Employee Stock Option Plan – incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*
(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.
(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.
(10.6)	Certificate of Formation of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.
(10.8)	Profit Sharing Plan – incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K filed for the year ended December 31, 2002.*
(21)	Subsidiaries of the Corporation – filed on the Corporation’s Form 10-K filed December 31, 2001.
(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith.
(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.
(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P. – filed herewith.

*	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 24, 2006

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum

_______________________________________ Allen F. Grum, President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:
/s/ Allen F. Grum Allen F. Grum	President	March 24, 2006

(ii) Principal Accounting & Financial Officer:
/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 24, 2006

(iii) Directors:
/s/ Allen F. Grum Allen F. Grum	Director	March 24, 2006
/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 24, 2006
/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 24, 2006
/s/ Willis S. Mcleese Willis S. McLeese	Director	March 24, 2006
/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 24, 2006
/s/ Jayne K. Rand Jayne K. Rand	Director	March 24, 2006
/s/ Robert M. Zak Robert M. Zak	Director	March 24, 2006