Form 10-Q
period 2006-03-31
RAND CAPITAL CORP
filed 2006-05-15
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2006 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of March 31, 2006 and December 31, 2005
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Investments at fair value (identified cost: 3/31/06 - $14,095,781; 12/31/05 - $13,712,890)	$14,001,030	$13,370,862
Cash and cash equivalents	790,782	1,209,839
Interest receivable (net of allowance: $236,870 at 3/31/06 and 12/31/05)	328,963	297,619
Deferred tax asset	736,000	846,000
Income tax receivable	760	15,582
Other assets	299,830	323,703

Total assets	$16,157,365	$16,063,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,200,000	$7,200,000
Accounts payable and accrued expenses	71,866	167,788
Deferred revenue	75,935	79,883

Total liabilities	7,347,801	7,447,671

Stockholders’ equity (net assets):

Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(5,131,015)	(4,988,326)
Undistributed net realized gain on investments	6,494,878	6,306,925
Net unrealized (depreciation) on investments	(56,851)	(205,217)
Treasury stock , at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 3/31/2006-$1.54, 12/31/2005-$1.51)	8,809,564	8,615,934

Total liabilities and stockholders’ equity (net assets)	$16,157,365	$16,063,605

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Investment income:

Interest from portfolio companies	$172,020	$145,920
Interest from other investments	5,143	839
Dividend and other investment income	13,135	—
Other income	10,947	10,894

	201,245	157,653

Operating expenses:

Salaries	96,284	134,672
Employee benefits	31,926	31,520
Directors’ fees	13,500	8,200
Professional fees	26,536	15,063
Stockholders and office operating	26,228	24,393
Insurance	10,920	11,550
Corporate development	12,905	11,213
Other operating	2,622	2,175

	220,921	238,786
Interest on SBA obligations	106,924	50,973

Total expenses	327,845	289,759

Investment loss before income taxes	(126,600)	(132,106)
Current income tax expense (benefit)	5,000	(73)
Deferred income tax expense (benefit)	11,089	(36,000)

Net investment loss	(142,689)	(96,033)

Realized and unrealized gain (loss) on investments:

Net gain on sales and dispositions	187,953	—

Unrealized (depreciation) on investments:
Beginning of period	(342,028)	(586,047)
End of period	(94,751)	(248,867)

Change in unrealized appreciation (depreciation) before income taxes	247,277	337,180
Deferred income tax expense	(98,911)	(135,000)

Net decrease in unrealized depreciation	148,366	202,180

Net realized and unrealized gain on investments	350,819	202,180

Net increase in net assets from operations	$193,630	$106,147

Weighted average shares outstanding	5,718,934	5,718,934
Basic and diluted net increase in net assets from operations per share	$0.03	$0.02
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net increase in net assets from operations	$193,630	$106,147
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	7,708	4,897
Decrease in unrealized depreciation of investments	(247,277)	(337,180)
Deferred tax expense	110,000	99,000
Net realized (gain) on portfolio investments	(187,953)	—
Non-cash conversion of debenture interest	(2,877)	—
Changes in operating assets and liabilities:
(Increase) in interest receivable	(31,344)	(70,987)
Decrease (increase) in other assets	30,986	(42,218)
(Decrease) in accounts payable and accrued liabilities	(95,922)	(60,379)
(Decrease) in deferred revenue	(3,948)	(6,144)

Total adjustments	(420,627)	(413,011)

Net cash used in operating activities	(226,997)	(306,864)

Cash flows from investing activities:
Investments originated	(800,000)	(485,000)
Proceeds from sale of portfolio investments	581,396	—
Proceeds from loan repayments	26,544	35,038
Capital expenditures	—	(1,560)

Net cash used in investing activities	(192,060)	(451,522)

Cash flows from financing activities:
Proceeds from SBA debenture	—	500,000
Origination costs to SBA	—	(12,500)

Net cash provided by financing activities	—	487,500

Net (decrease) in cash and cash equivalents	(419,057)	(270,886)

Cash and cash equivalents:
Beginning of period	1,209,839	626,744

End of period	$790,782	$355,858

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005
Net assets at beginning of period	$8,615,934	$9,027,054

Net investment (loss)	(142,689)	(96,033)

Net realized gain on investments	187,953	—

Net decrease in unrealized depreciation of investments	148,366	202,180

Net increase in net assets from operations	193,630	106,147

Net assets at end of period	$8,809,564	$9,133,201

See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
March 31, 2006
(Unaudited)

		(b)	(c)		(d)
						Per
						Share
		Date				of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
APF Group, Inc. (e)(g) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$500,000 Senior Subordinated note at 12.5% due July 1, 2009. $94,594 Senior Subordinated note at 14% due July 31, 2007. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$594,594	$594,594	.10

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,038,000	.18

Concentrix Corporation (e)(g) Pittsford, NY. Marketing service company generating returns through multi-channel demand generation and renewal marketing services. www.concentrix.com	$600,000 Senior Subordinated note at 14% due November 11, 2007.	6/1/05	0%	600,000	600,000	.10

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	33%	750,000	750,000	.13

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.322% Class A membership interest. 8% cumulative dividend.	8/31/99	41%	400,000	300,000	.05

Innov-X Systems, Inc. (e)(g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	$350,000 Subordinated Debenture at 8.5% due September 27, 2009. 12,344 warrants to purchase common shares. 3,500 Series A preferred stock. $250,000 Series B Secured Subordinated term note at 8.5% due March 1, 2010. 12,345 warrants to purchase common shares.	9/27/04	10%	635,000	635,000	.11

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,262,340	977,863	.17
See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
March 31, 2006 (Continued)
(Unaudited)

		(b)	(c)		(d)
						Per
						Share
		Date				of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Minrad International, Inc. (AMEX: BUF) ( h) (j) Buffalo, NY. Developer of acute care devices and anesthetics. www.minrad.com	387,981 common shares.	8/4/97	1%	525,978	969,953	.17

New Monarch Machine Tool, Inc. (e)(g)(i) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,876.85 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	15%	803,001	803,001	.14

Niagara Dispensing Technologies, Inc. Tonawanda, NY. Beverage dispense technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock.	3/8/06	4%	500,000	500,000	.09

Photonic Products Group, Inc (OTC:PHPG.OB) (a) (j) (Formerly INRAD, Inc.) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. 18,000 shares common stock.	10/31/00	<1%	145,000	126,100	.02

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	916,947	916,947	.16

Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Preferred shares.	12/20/05	6%	204,082	204,082	.04

Somerset Gas Transmission Company, LLC Buffalo, NY. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

Synacor, Inc. (e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	$350,000 convertible note at 10% due November 18, 2007. 200,000 shares of Series B preferred stock. 59,828 Series A preferred shares. Warrants for 299,146 common shares.	11/18/02	5%	820,000	828,674	.14

Topps Meat Company LLC (e)(g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000	.16

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	3%	938,164	1,203,000	.21
See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
March 31, 2006 (Continued)
(Unaudited)

		(b)	(c)		(d)
						Per
						Share
		Date				of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Vanguard Modular Building Systems Philadelphia, PA. Leases and sells high-end modular space solutions. www.vanguardmodular.com	2,673 preferred units with warrants, 14% accrued distribution rate.	12/16/99	<1%	270,000	135,000	.02

WineIsIt.com, Corp.(g)	$500,000 Senior Subordinated note at	12/18/02	2%	801,918	551,918	.10
Amherst, NY. Marketing company specializing	10% due December 17, 2009.
in customer loyalty programs supporting the	$250,000 note at 10% due April 16,
wine and spirit industry.	2005. Warrants to purchase 100,000
www.wineisit.com	shares of Class B common stock.

Other Investments	Other	Various		$522,760	$36,750	.01

	Total portfolio investments			$14,095,781	$14,001,030	$2.43

See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
March 31, 2006 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2006 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s, PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Company holds equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of March 31, 2006, the aggregate cost of investment securities approximated $14.0 million. Net unrealized depreciation aggregated approximately $95,000 of which $1,179,000 related to appreciated investment securities and $1,274,000 related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment

(h)	This is a publicly owned security. The Corporation’s shares are restricted securities but may be sold in the open market under Rule 144.

(i)	Reduction in cost and value reflects current principal repayment .

(j)	Publicly owned company

Rand Capital Corporation
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
Note 1. ORGANIZATION
     Rand Capital Corporation (“Rand” or “Corporation”) was incorporated under the laws of the state of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand filed an election to be treated as a business development company (“BDC”) under the 1940 Act, which became effective on the date of filing. A BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Small Cap Market under the symbol “RAND.”
Formation of SBIC Subsidiary
     On January 16, 2002, Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies.
     The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of March 31, 2006, Rand SBIC had drawn $7,200,000 in leverage from the SBA.
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
     The Corporation formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as a SBIC under the Small Business Investment Act of 1958 (the “SBA Act”) by the SBA, in order to have access to various forms of leverage provided by the SBA to SBIC’s.

     On May 28, 2002, the Corporation filed an Exemption Application with the Securities and Exchange Commission (“SEC”) seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements under Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:
•	A BDC (Rand) to operate a BDC/small business investment company (Rand SBIC) as its wholly owned subsidiary in limited partnership form;

•	Rand, Rand Management and Rand SBIC to engage in certain transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

•	Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis and;

•	Rand SBIC, as a BDC/SBIC subsidiary of Rand, as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand’s reports.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2006 are not necessarily indicative of the results for the full year.
     These statements should be read in conjunction with the financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2005
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005

Form N-23C-1 Reports by closed-end investment companies of purchases of their own securities
     Our Corporation’s website is www.randcapital.com. Available through our website is the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the SEC.
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
     Amounts reported as realized gains and losses are measured by the difference between the net proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses .
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
     The Rand SBIC interest accrual is regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies”. Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.
Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $6,028 for the three months ended March 31, 2006, compared to $3,095 for the three months ended March 31, 2005.
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
Stockholders Equity (Net Assets) — At March 31, 2006 and December 31, 2005, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 27, 2006. During the three month period ended March 31, 2006 the Corporation did not purchase any shares for the treasury.
Stock Option Plan — In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for two of the Corporation’s employees in connection with the establishment of its SBIC subsidiary. The profit sharing plan provided for incentive compensation based on a stated percentage of realized gain, capital gains, net of realized capital losses and unrealized depreciation, and limited to a stated percentage of the Corporations net income. As of March 31, 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.
FORWARD LOOKING STATEMENTS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors and Other Considerations”, below.
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
Critical Accounting Policies
     The Corporation prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of certain of our significant accounting policies see Note 2 of the consolidated financial statements. A summary of our critical accounting policies can be found in the December 31, 2005 Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

			Increase	% Increase
	3/31/06	12/31/05	(Decrease)	(Decrease)
Total assets	$16,157,365	$16,063,605	$93,760	0.60%
Total liabilities	7,347,801	7,447,671	(99,870)	(1.3%)

Net assets	$8,809,564	$8,615,934	$193,630	2.2%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	3/31/06	12/31/05	(Decrease)	(Decrease)
Investments, at cost	$14,095,781	$13,712,890	$382,891	2.8%
Unrealized depreciation, net	(94,751)	(342,028)	(247,277)	(72.3%)

Investments at fair value	$14,001,030	$13,370,862	$630,168	4.7%

     The increase in investments is due to the effect of Rand SBIC’s new investments during the three months ended March 31, 2006 in the following portfolio companies:

New Investments	Amount
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$500,000
New Monarch Machine Tool, Inc. (Monarch)	300,000

Total of investments made during the three months ended March 31, 2006	$800,000

Interest conversion:
Monarch	2,887

Total of new investments and interest conversions during the three months ended March 31, 2006	$802,887

     Net asset value per share (NAV) was $1.54/share at March 31, 2006 versus $1.51/share at December 31, 2005.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 159% of net assets at March 31, 2006 and 155% of net assets at December 31, 2005.
     Cash and cash equivalents approximated 9% of net assets at March 31, 2006 compared to 14% at December 31, 2005.

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
Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

	March 31,	March 31,	Increase	%Increase
	2006	2005	(Decrease)	(Decrease)

Interest from portfolio companies	$172,020	$145,920	$26,100	17.9%
Interest from other investments	5,143	839	4,304	513%
Dividend and other investment income	13,135	—	13,135	—
Other income	10,947	10,894	53	.5%

Total investment income	$201,245	$157,653	$43,592	27.7%

     Interest from portfolio companies — Portfolio interest income increased $26,100 or 17.9% during the three months ended March 31, 2006 as compared to the same period in the prior year. This increase is attributable to the fact that the 66% of the total of the new 2005 and first quarter 2006 investments originated out of Rand and Rand SBIC are debenture instruments that earn interest income at a blended interest rate of approximately 11%.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec	8%	400,000	2004
Vanguard	14%	270,000	2003
WineIsIt.com	10%	801,918	2005
Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) that the Corporation has invested in. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the three months ended March 31, 2006 consisted of distributions from Topps Meat Company LLC (Topps) for $5,302 and Gemcor II, LLC (Gemcor) for $7,833. There were no LLC distributions for the three months ended March 31, 2005.
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
     The slight increase in other income for the three months ended March 31, 2006 can be attributed to the fact that the Corporation only charged closing fees on 3 of the 16 investments generated through Rand SBIC in 2005 and the first quarter of 2006. The annualized financing fee income based on the existing portfolio will be approximately $29,000 annually in 2006 and 2007 and less than $10,000 annually thereafter. In addition board attendance fees are included in this line item and amounted to $2,000 for the three months ended March 31, 2006 and $1,000 for same period ending March 31, 2005.
Operating Expenses

	March 31, 2006	March 31, 2005	Increase	% Increase
Total Expenses	$327,845	$289,759	$38,086	13%
          Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, expenses related to identifying and reviewing investment opportunities and bad debt expense (recovery). The increase in operating expenses during the three months ended March 31, 2006 can be primarily attributed to the 110% or $55,951 increase in SBA interest expense. The SBA interest expense was $106,924 for the three months ended March 31, 2006 and $50,973 for the three months ended March 31, 2005. The Corporation has borrowed $7,200,000 from the SBA as of March 31, 2006 at an average borrowing rate, including surcharges, of approximately 5.6%. Interest costs will continue to increase in 2006 and beyond as the Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million. This interest is paid on a semi-annual basis.
     In addition, salaries decreased 29% or ($38,388) from $134,672 for the three months ended March 31, 2005 to $96,284 for the three months ended March 31, 2006. This decrease is due to the fact that the executive officers were not paid bonuses during the first quarter of 2006 as they were during the three months ended March 31, 2005. Professional fees were $26,536 for the three months ended March 31, 2006 and $15,063 for the three months ended March 31, 2005. This represents an increase of 76% or $11,473 and can be attributed to the increasing audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates.
Net Realized Gains and Losses on Investments
     During the three months ended March 31, 2006, the Corporation recognized a net realized gain of $187,953 on its sale of 290,000 shares of Minrad. The average sales price of Minrad was $2.05/share and the basis of the stock was $1.36/share. The Corporation incurred $14,500 in broker transaction fees that were netted against the realized gain. There were no realized gains/losses for the three months ended March 31, 2005.
Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net decrease in unrealized (depreciation) on investments of $247,277 during the three months ended March 31, 2006, as compared to $337,180 decrease during the three months ended March 31, 2005. The decrease in unrealized depreciation on investments of $247,277 is due to the following valuation changes made by the Corporation:

Minrad valuation to market	$329,453
Photonics valuation to market	2,880
Reclass Minrad unrealized gain to realized gain on shares sold	(85,056)

Total Change in Unrealized Depreciation	$247,277

     The Corporation recognized appreciation of $329,453 on its 387,981 remaining shares of Minrad. Minrad is a public stock (Amex symbol: BUF). The stock is valued at the average closing price for the last three days of the period ended. The Corporation Minrad shares are restricted subject to Rule 144.
     Photonics is a public stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     All of these value adjustments were done in accordance with the Corporation’s established valuation policy.
Net Increase in Net Assets from Operations
     The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2006, the net increase in net assets from operations was $193,630 as compared to a net increase in net assets from operations of $106,147 for the same three month period in 2005.
Liquidity and Capital Resources
     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation, and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
     As of March 31, 2006, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $790,782.
     As of March 31, 2006 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. It has drawn down $7,200,000 of this leverage as of March 31, 2006. The remaining SBA leverage is guaranteed by the SBA to be available through September 30, 2008. These SBA borrowings will have a balloon maturity beginning in 2014.
     Management expects that it will be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments.
     Net cash used in operating activities has averaged $455,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations. Management believes that the cash and cash equivalents at March 31, 2006, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The

Corporation’s cash flows related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
Risk Factors and Other Considerations
The Corporation’s Portfolio Investments are Illiquid
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
Investing in The Corporation’s Shares May be Inappropriate for the Investor’s Risk Tolerance
     The Corporation’s investments, in accordance with its investment objective and principal strategies, result in a far above average amount of risk and volatility and may well result in loss of principal. The Corporation’s investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate.
The Corporation is Subject to Risks Created by its Regulated Environment

     The Corporation is regulated by the SBA and the SEC. Changes in the laws or regulations that govern SBICs and BDCs could significantly affect the Corporation’s business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing the Corporation’s business could have a material impact on its financial condition or its results of operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in Item 1 “Financial Statements” and Supplementary Data in the “Notes to Consolidated Schedule of Portfolio Investments” and is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statement of Operations as “Net decrease (increase) in unrealized depreciation.”
     At times, a portion of the Corporation’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.
     As of March 31, 2006 the Corporation did not have any off-balance sheet investments or hedging investments.

Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
     Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
We have had no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Limited Partnership of Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC– incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)	N/A

(10.8)	Profit Sharing Plan – incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation – incorporated by reference to Exhibit 21 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P. – filed herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2006
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.
By:	RAND CAPITAL MANAGEMENT LLC
General Partner

By:	RAND CAPITAL CORPORATION
Member

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer