Form 10-Q
period 2006-06-30
RAND CAPITAL CORP
filed 2006-08-09
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 4, 2006 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of June 30, 2006 and December 31, 2005
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Investments at fair value (identified cost: 6/30/06 - $13,747,408; 12/31/05 - $13,712,890)	$14,234,428	$13,370,862
Cash and cash equivalents	1,492,122	1,209,839
Interest receivable (net of allowance: 6/30/06 - $122,000; 12/31/05 - $236,870)	386,225	297,619
Deferred tax asset	517,000	846,000
Income tax receivable	—	15,582
Other assets	295,843	323,703

Total assets	$16,925,618	$16,063,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,600,000	$7,200,000
Accounts payable and accrued expenses	206,033	167,788
Deferred revenue	67,295	79,883
Income taxes payable	4,251	—

Total liabilities	7,877,579	7,447,671

Stockholders’ equity (net assets):
Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(5,280,544)	(4,988,326)
Undistributed net realized gain on investments	6,533,819	6,306,925
Net unrealized appreciation (depreciation) on investments	292,212	(205,217)
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 6/30/2006-$1.58, 12/31/2005-$1.51)	9,048,039	8,615,934

Total liabilities and stockholders’ equity (net assets)	$16,925,618	$16,063,605

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Investment income:
Interest from portfolio companies	$180,438	$137,003	$352,458	$282,923
Interest from other investments	6,196	645	11,339	1,484
Dividend and other investment income	15,103	29,704	28,238	29,704
Other income	11,434	10,707	22,381	21,601

	213,171	178,059	414,416	335,712

Operating expenses:
Salaries	95,624	88,432	191,908	223,104
Employee benefits	21,227	23,209	53,153	54,729
Directors’ fees	23,250	28,250	36,750	36,450
Professional fees	48,467	29,777	75,003	44,840
Stockholders and office operating	41,640	33,980	67,868	58,373
Insurance	10,920	11,550	21,840	23,100
Corporate development	15,770	9,564	28,675	20,777
Other operating	1,936	3,036	4,558	5,212

	258,834	227,798	479,755	466,585
Interest on SBA obligations	112,574	63,761	219,498	114,734

Total expenses	371,408	291,559	699,253	581,319

Investment loss before income taxes	(158,237)	(113,500)	(284,837)	(245,607)

Current income tax expense	5,000	5,000	10,000	4,927
Deferred income tax benefit	(13,708)	(48,157)	(2,619)	(84,157)

Net investment loss	(149,529)	(70,343)	(292,218)	(166,377)

Realized and unrealized gain (loss) on investments:
Net gain on sales and dispositions	38,941	—	226,894	—
Unrealized appreciation (depreciation) on investments:
Beginning of period	(94,751)	(248,867)	(342,028)	(586,048)
End of period	487,020	(420,974)	487,020	(420,974)

Change in unrealized appreciation (depreciation)before income taxes	581,771	(172,107)	829,048	165,074

Deferred income tax expense (benefit)	232,708	(68,843)	331,619	66,157

Net change in unrealized appreciation (depreciation)	349,063	(103,264)	497,429	98,917

Net realized and unrealized gain (loss) on investments	388,004	(103,264)	724,323	98,917

Net increase (decrease) in net assets from operations	$238,475	$(173,607)	$432,105	$(67,460)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.04	$(0.03)	$0.08	$(0.01)
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:

Net increase (decrease) in net assets from operations	$432,105	$(67,460)
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	15,599	10,730
Increase in unrealized appreciation of investments	(829,048)	(165,074)
Deferred tax expense (benefit)	329,000	(18,000)
Net realized gain on portfolio investments	(226,894)	—
Non-cash conversion of debenture interest	(12,877)	(19,097)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(88,606)	(88,712)
Decrease) (increase) in other assets	47,348	(40,110)
Increase (decrease) in accounts payable and accrued liabilities	42,496	(11,617)
(Decrease) increase in deferred revenue	(12,588)	12,040

Total adjustments	(735,570)	(319,840)

Net cash used in operating activities	(303,465)	(387,300)

Cash flows from investing activities:
Investments originated	(820,000)	(1,451,060)
Proceeds from sale of portfolio investments	950,885	—
Proceeds from loan repayments	74,368	68,725
Capital expenditures	(12,256)	(1,560)

Net cash provided by (used in) investing activities	192,998	(1,383,895)

Cash flows from financing activities:
Proceeds from SBA debenture	400,000	1,500,000
Origination costs to SBA	(7,250)	(37,500)

Net cash provided by financing activities	392,750	1,462,500

Net increase (decrease) in cash and cash equivalents	282,283	(308,695)

Cash and cash equivalents:
Beginning of period	1,209,839	626,744

End of period	$1,492,122	$318,049

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net assets at beginning of period	$8,809,564	$9,133,201	$8,615,934	$9,027,054

Net investment loss	(149,529)	(70,343)	(292,218)	(166,377)

Net realized gain on investments	38,941	—	226,894	—

Net change in unrealized appreciation (depreciation) of investments	349,063	(103,264)	497,429	98,917

Net increase (decrease) in net assets from operations	238,475	(173,607)	432,105	(67,460)

Net assets at end of period	$9,048,039	$8,959,594	$9,048,039	$8,959,594

See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
June 30, 2006
(Unaudited)

Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
APF Group, Inc. (e)(g)	$500,000 Senior Subordinated	7/8/04	6%	$594,594		$594,594.10
Mount Vernon, NY. Manufacturer of	note at 12.5% due July 1,
museum quality picture frames and framed	2009. $94,594 Senior
mirrors for museums, art galleries,	Subordinated note at 14% due
retail frame shops, upscale designers	July 31, 2007. Warrants to
and prominent collectors.	purchase 10.2941 shares of
www.apfgroup.com	common stock.

Carolina Skiff LLC (e)(g)	$985,000 Class A preferred	1/30/04	5%	1,000,000		1,038,000.18
Waycross, GA. Manufacturer of fresh	membership interest at 11%.
water, ocean fishing and pleasure boats.	Redeemable January
www.carolinaskiff.com	31, 2010. 5% common
membership interest.

Concentrix Corporation (e)(g)	$600,000 Senior Subordinated	6/1/05	0%	600,000		600,000.10
Pittsford, NY. Marketing service	note at 14% due November 11,
company generating returns through	2007.
multi-channel demand generation and renewal marketing services. www.concentrix.com

Contract Staffing	Preferred Stock Repurchase	11/8/99	10%	141,400		141,400.02
Buffalo, NY. PEO providing human	Agreement through March 31,
resource administration for small	2010 at 5%.
businesses. www.contract-staffing.com

EmergingMed.com, Inc. (g)	$500,000 Senior subordinated	12/19/0	5%	500,000		500,000.09
New York, NY. Cancer clinical trial	note at 10% due December 19,
matching and referral service.	2010.
www.emergingmed.com

Gemcor II, LLC (e)(g)(i)	$250,000 note at 8% due June	6/28/04	33%	741,097		741,097.13
West Seneca, NY. Designs and sells	28, 2010 with warrant to
automatic riveting machines used in the	purchase 6.25 membership
assembly of aircraft components.	units. 25 membership units.
www.gemcor.com

G-TEC Natural Gas Systems	41.322% Class A membership	8/31/99	41%	400,000		300,000.05
Buffalo, NY. Manufactures and	interest. 8% cumulative
distributes systems that allow natural	dividend.
gas to be used as an alternative fuel to gases. www.gas-tec.com

Innov-X Systems, Inc. (e)(g)	$350,000 Subordinated	9/27/04	10%	635,000		635,000.11
Woburn, MA. Manufactures portable x-ray	Debenture at 8.5% due
fluorescence (XRF) analyzers used in	September 27, 2009. 12,344
metals/alloy analysis.	warrants to purchase common
www.innovxsys.com	shares. 3,500 Series A
preferred stock. $250,000
Series B Secured Subordinated
term note at 8.5% due March 1,
2010. 12,345 warrants to
purchase common shares.

Kionix, Inc.	30,241 shares Series B	5/17/02	2%	1,262,340		977,863.17
Ithaca, NY. Develops innovative MEMS	preferred stock.
based technology applications.	(g) 2,862,091 shares Series A
www.kionix.com	preferred stock. 714,285
shares Series B preferred
stock.

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
June 30, 2006 (Continued)
(Unaudited)

Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Minrad International, Inc.	343,440 common shares.	8/4/97	1%	465,431		1,363,457.24
(AMEX: BUF) ( h)(j) Buffalo, NY. Developer of acute care devices and anesthetics. www.minrad.com

New Monarch Machine Tool, Inc. (e)(g)(i)	$527,876.85 note at 12% due	9/24/03	15%	765,328		765,328.13
Cortland, NY. Manufactures and services	January 13, 2009. $300,000 note
vertical/horizontal machining centers.	at 12% due January 13, 2009.
www.monarchmt.com	Warrants for 22.84 shares of
common stock.

Niagara Dispensing Technologies, Inc. (g)	$500,000 Senior Subordinated	3/8/06	4%	500,000		500,000.09
Tonawanda, NY. Beverage dispense	note at 8% due March 7, 2011.
technology development and products	Adjustable warrant for 4% of
manufacturer, specializing in beer	common stock.
dispensing systems. www.exactpour.com

Photonic Products Group, Inc	100 shares convertible Series B	10/31/00	<1%	155,000		128,820.02
(OTC:PHPG.OB)(a) (j)	preferred stock, 10% dividend.
(Formerly INRAD, Inc.) Northvale, NJ.	22,000 shares common stock.
Develops and manufactures products for laser photonics industry. www.inrad.com

RAMSCO (e)(g)	$916,947.23 notes at 13% due	11/19/02	13%	916,947		916,947.16
Albany, NY. Distributor of water, sanitary,	November 18, 2007. Warrants to
storm sewer and specialty construction	purchase 12.5% of common
materials to the contractor, highway and	shares.
municipal markets. www.ramsco.com

Rocket Broadband Networks, Inc. (g)	285,829 Preferred shares.	12/20/05	6%	204,082		204,082.04
Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com

Somerset Gas Transmission Company, LLC	26.5337 Units.	7/10/02	2%	719,097		786,748.14
Buffalo, NY. Natural gas transportation company. www.somersetgas.com

Synacor, Inc. (e)(g)	$350,000 convertible note at 10%	11/18/02	5%	820,000		828,674.14
Buffalo, NY. Develops provisioning	due November 18, 2007. 200,000
platforms for aggregation and delivery of	shares of Series B preferred
content for broadband access providers.	stock. 59,828 Series A preferred
www.synacor.com	shares. Warrants for 299,146
common shares.

Topps Meat Company LLC (e)(g)	Preferred A and Class A common	4/3/03	3%	595,000		927,000.16
Elizabeth, NJ. Producer and supplier of	membership interest.
premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com

Ultra — Scan Corporation	536,596 common shares, 107,104	12/11/92	3%	938,164		1,203,000.21
Amherst, NY. Biometrics application	Series A-1 preferred shares.
developer of ultrasonic fingerprint	(g) 95,284 Series A-1 preferred
technology.	shares.
www.ultra-scan.com

UStec, Inc.	$100,000 note at 5% due February	6/26/98	<1%	450,500		475,000.08
Victor, NY. Markets digital wiring systems	1, 2007 (e). 50,000 common
for new home construction.	shares. Warrants for 139,395
www.ustecnet.com	common shares.
(g) $350,000 Senior
Subordinated Convertible
Debentures at 6% due February 2,
2008.

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
June 30, 2006 (Continued)
(Unaudited)

Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
WineIsIt.com, Corp. (e)	$20,000 note at 12% due April	12/18/02	2%	821,918	571,918.10
Amherst, NY. Marketing company	26, 2007. (g) $500,000 Senior
specializing in customer loyalty programs	Subordinated note at 10% due
supporting the wine and spirit industry.	December 17, 2009. $250,000
www.wineisit.com	note at 10% due April 16, 2005.
Warrants to purchase 100,000
shares Class B common stock.

Other Investments	Other	Various		521,510	35,500.02

	Total portfolio investments			$13,747,408	$14.234.428	$2.48

See accompanying notes

Rand Capital Corporation and Subsidiaries
Consolidated Schedule of Portfolio Investments
June 30, 2006 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2006 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s, PC has not examined the business descriptions of the portfolio companies.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Company holds equity interest of less than one percent.
(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.
(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f)	Income Tax Information — As of June 30, 2006, the aggregate cost of investment securities approximated $13.7 million. Net unrealized appreciation aggregated approximately $487,000 of which $1,634,000 related to appreciated investment securities and $1,147,000 related to depreciated investment securities.
(g) Rand Capital SBIC, L.P. investment
(h)	This is a publicly owned company. The Corporation’s shares are restricted securities but may be sold in the open market under Rule 144.

(i)	Reduction in cost and value reflects current principal repayment.

(j)	Publicly owned company

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2006 and 2005
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
Formation of SBIC Subsidiary
     On January 16, 2002, Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002, and on August 16, 2002 Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies.
     The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of June 30, 2006, Rand SBIC had drawn $7,600,000 in leverage from the SBA.
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
     On May 28, 2002, the Corporation filed an Exemption Application with the Securities and Exchange Commission (“SEC”) seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and

Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 2(a)(3), 2(a)(19), 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application was amended on May 18, 2006 in response to preliminary SEC comments. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements under Section 13(a) of the Exchange Act. In general, the Corporation applications seek orders that would permit:
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2006 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2005
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2006, September 30, 2005 and June 30, 2005
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities

     Our Corporation’s website is www.randcapital.com. Available through our website is the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the SEC.
Principles of Consolidation - The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the “Corporation.” All intercompany accounts and transactions have been eliminated in consolidation.
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
The Rand SBIC interest accrual is regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.
Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $12,600 for the six months ended June 30, 2006, compared to $7,130 for the six months ended June 30, 2005.
Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information - Income taxes refunded (paid) during the six months ended June 30, 2006 and 2005 amounted to $9,832 and ($12,721), respectively. Interest paid during the six months ended June 30, 2006 and 2005 amounted to $172,965 and $85,881, respectively. During the six months ended June 30, 2006 and 2005, the Corporation converted $12,877 and $19,097, respectively, of interest receivable into equity investments.
Accounting Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Stockholders Equity (Net Assets) - At June 30, 2006 and December 31, 2005, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 27, 2006. During the six month period ended June 30, 2006 the Corporation did not purchase any shares for the treasury.
Stock Option Plan - In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for two of the Corporation’s employees in connection with the establishment of its SBIC subsidiary. The profit sharing plan provided for incentive compensation based on a stated percentage of realized gain, capital gains, net of realized capital losses and unrealized depreciation, and limited to a stated percentage of the Corporations net income. As of June 30, 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
Subsequent Event - Subsequent to the quarter end of June 30, 2006, the Corporation drew down $500,000 from the SBA and made one investment for $550,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.
FORWARD LOOKING STATEMENTS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors and Other Considerations,” below.
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
Critical Accounting Policies
     The Corporation prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of certain of our significant accounting policies see Note 2 of the consolidated financial statements in December 31, 2005 Form 10-K. A summary of our critical accounting policies can be found in the December 31, 2005 Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

	6/30/06	12/31/05	Increase	% Increase
Total assets	$16,925,618	$16,063,605	$862,013	5.4%
Total liabilities	7,877,579	7,447,671	429,908	5.8%

Net assets	$9,048,039	$8,615,934	$432,105	5.0%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	6/30/06	12/31/05	Increase	% Increase
Investments, at cost	$13,747,408	$13,712,890	$34,518	0.3%
Unrealized appreciation (depreciation), net	487,020	(342,028)	829,048	242.4%

Investments at fair value	$14,234,428	$13,370,862	$863,566	6.5%

     The increase in investments, at cost, is comprised of the following:

New Investments	Amount
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$500,000
New Monarch Machine Tool, Inc. (Monarch)	300,000
WineIsIt.com, Corp. (Wineisit)	20,000

Total of investments made during the six months ended June 30, 2006	$820,000

Interest conversions:
Photonic Products Group, Inc. (Photonics)	10,000
Monarch	2,877

Total of new investments and interest conversions during the six months ended June 30, 2006	$832,877

Sales/Investment Repayments
Minrad International, Inc. (Minrad)	(453,991)
Vanguard Modular Building Systems (Vanguard)	(270,000)
Monarch	(62,548)
Gemcor II, LLC (Gemcor)	(8,903)
Takeform	(2,917)

Total of sales or investment repayments during the six months ended June 30, 2006	(798,359)

Total change in investment balance, at cost during the six months ended June 30, 2006	$34,518

     Net asset value per share (NAV) was $1.58/share at June 30, 2006 versus $1.51/share at December 31, 2005.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 157% of net assets at June 30, 2006 and 155% of net assets at December 31, 2005.

     Cash and cash equivalents approximated 16.5% of net assets at June 30, 2006 compared to 14.0% at December 31, 2005.
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
Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

	June 30,	June 30,	Increase	%Increase
	2006	2005	(Decrease)	(Decrease)

Interest from portfolio companies	$352,458	$282,923	$69,535	24.6%
Interest from other investments	11,339	1,484	9,855	664.1%
Dividend and other investment income	28,238	29,704	(1,466)	(4.9%)
Other income	22,381	21,601	780	3.6%

Total investment income	$414,416	$335,712	$78,704	23.4%

Interest from portfolio companies — Portfolio interest income increased $69,535 or 24.6% during the six months ended June 30, 2006 as compared to the same period in the prior year. This increase is attributable to the fact that 66% of the total of the new investments during 2005 and the first six months of 2006 originated out of Rand and Rand SBIC are debenture instruments that earn interest income at a blended interest rate of approximately 10.5%.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec	8%	400,000	2004
WineIsIt.com	10%	821,918	2005
Interest from other investments - The increase in interest income is primarily due to higher yields on idle cash balances.
Dividend and other investment income - Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) that the Corporation has invested in. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the six months ended June 30, 2006 consisted of distributions from Topps Meat Company LLC (Topps) for $17,647, Gemcor II, LLC (Gemcor) for $7,833, Carolina Skiff LLC (Carolina Skiff ) for $1,584 and Vanguard Modular Building Systems (Vanguard) for $1,174. Dividend income for the six months ended

June 30, 2005 consisted of distributions from Topps for $16,719, Carolina Skiff for $11,811 and Vanguard for $1,174.
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
     The slight increase in other income for the six months ended June 30, 2006 can be attributed to the fact that the Corporation charged closing fees on only 4 of the 14 investments generated through the Corporation in 2005 and the first six months of 2006. The annualized financing fee income based on the existing portfolio will be approximately $32,000 annually in 2006 and 2007 and less than $10,000 annually thereafter. In addition board attendance fees are included in this line item and amounted to $4,000 for the six months ended June 30, 2006 and $3,000 for same period ending June 30, 2005.
Operating Expenses

	June 30, 2006	June 30, 2005	Increase	% Increase
Total Expenses	$699,253	$581,319	$117,934	20%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities. The increase in operating expenses during the six months ended June 30, 2006 can be primarily attributed to the 91% or $104,764 increase in SBA interest expense. The SBA interest expense was $219,498 for the six months ended June 30, 2006 and $114,734 for the six months ended June 30, 2005. The Corporation has borrowed $7,600,000 from the SBA as of June 30, 2006 at an average borrowing rate, including surcharges, of approximately 5.8%. Interest costs will continue to increase in 2006 and beyond as the Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million. This interest is paid on a semi-annual basis.
     In addition, salaries decreased 14% or ($31,196) from $223,104 for the six months ended June 30, 2005 to $191,908 for the six months ended June 30, 2006. This decrease is due to the fact that the executive officers were not paid bonuses during the first six months of 2006 as they were during the six months ended June 30, 2005. Professional fees were $75,003 for the six months ended June 30, 2006 and $44,840 for the six months ended June 30, 2005. This represents an increase of 67% or $30,163 and can be attributed to the increasing legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates.
Net Realized Gains and Losses on Investments
     During the six months ended June 30, 2006, the Corporation recognized a net realized gain of $307,894 on its sale of 334,541 shares of Minrad. The average sales price of Minrad was $2.33/share and the basis of the stock was $1.36/share. The Corporation incurred $16,727 in broker transaction fees that were netted against the realized gain. In addition, the Corporation sold its interest in Vanguard during the six months ended June 30, 2006 and recognized a ($81,000) loss on the disposition. There were no realized gains/losses for the six months ended June 30, 2005.

Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net increase in unrealized appreciation on investments of $829,048 during the six months ended June 30, 2006, as compared to an increase of $165,074 during the six months ended June 30, 2005. The increase in unrealized appreciation (depreciation) on investments of $829,048 is due to the following valuation changes made by the Corporation:

June 30, 2006
Minrad valuation to market	$834,310
Vanguard Sale	135,000
Photonics valuation to market	(4,400)
Minrad Stock Sales	(135,862)

Total Change in net Unrealized Appreciation during the six months ended June 30, 2006	$829,048

     The Corporation held 343,440 shares of Minrad stock at June 30, 2006. These shares were valued the average closing price for the last three days of the period ending June 30, 2006. The total value of the remaining Minrad shares amounted to $1,363,457 and included unrealized appreciation of $898,026. Minrad is a public stock (AMEX symbol: BUF) and the Corporation’s Minrad shares are restricted subject to SEC Rule 144.
     Photonics is a public stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     For the six month period ending June 30, 2005, the Corporation recognized appreciation of $509,000 on its 667,981 shares of Minrad to reflect a change in pricing from a private offering of preferred stock. In addition, the Corporation decreased its value in Kionix by ($284,477) during the six months ended June 30, 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share. Somerset’s value was decreased by ($50,349) during the six months ended June 30, 2005 based on a round of financing that caused the price per membership unit to decrease.
     All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net Increase in Net Assets from Operations
     The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2006, the net increase in net assets from operations was $432,105 as compared to a net decrease in net assets from operations of $(67,460) for the same six month period in 2005. This increase is attributed to the realized and unrealized appreciation recognized on the Minrad shares offset by the net investment losses for the same period discussed above.
Liquidity and Capital Resources
     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation, and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

     As of June 30, 2006, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $1,492,122.
     As of June 30, 2006 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. It has drawn down $7,600,000 of this leverage as of June 30, 2006. The remaining SBA leverage is guaranteed by the SBA to be available through September 30, 2008. These SBA borrowings will have a balloon maturity beginning in 2014.
     Management expects that it will be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments.
     The Corporation has investments at cost at June 30, 2006 of approximately $13.7 million, of which approximately 49%, or $6.7 million, provide for returns of interest at an annual blended rate of 10.6%. $1.85 million of the $6.7 million in interest bearing instruments provide for the deferral of interest payments after December 31, 2007. The Corporations current outstanding debt to the SBA of $7.6 million carries a blended interest cost of 5.8%, which requires semi-annual payments of interest. The Corporations focus is to continue to make investments that provide for current returns of cash in the form of interest and dividends to provide funding to repay current SBA interest charges and to also fund its operating costs. Net cash used in operating activities has averaged approximately $455,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations. Management believes that the cash and cash equivalents at June 30, 2006, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation’s cash flows related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
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
The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments
     There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as “Net change in unrealized appreciation (depreciation).”
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in Item 1 “Financial Statements” and Supplementary Data in the “Notes to Consolidated Schedule of Portfolio Investments” and is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statement of Operations as “Net change in unrealized appreciation (depreciation).”
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
     As of June 30, 2006 the Corporation did not have any off-balance sheet investments or hedging investments.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 27th day of April, 2006, the following represents the results of balloting:
     The following nominees for election as directors received the number of votes set opposite their respective names:

	VOTES FOR	VOTES WITHHELD
Allen F. Grum	4,791,300	26,216
Erland E. Kailbourne	4,792,300	25,216
Ross B. Kenzie	4,791,175	26,341
Willis S. McLeese	4,628,851	188,665
Reginald B. Newman II	4,792,300	25,216
Jayne K. Rand	4,647,143	170,373
Robert M. Zak	4,791,300	26,216
Item 5. Other Information
None

Item 6.	Exhibits
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
Dated: August 8, 2006

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum

Allen F. Grum, President

By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.

By: RAND CAPITAL MANAGEMENT LLC General Partner

By: RAND CAPITAL CORPORATION Member

By:	/s/ Allen F. Grum

Allen F. Grum, President

By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer