Form 10-Q
period 2006-09-30
RAND CAPITAL CORP
filed 2006-11-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
As of November 3, 2006 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of September 30, 2006 and December 31, 2005

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Investments at fair value (identified cost: 9/30/06 -$13,894,158; 12/31/05 - $13,712,890)	$14,089,941	$13,370,862
Cash and cash equivalents	2,012,306	1,209,839
Interest receivable (net of allowance: 9/30/06 - $122,000; 12/31/05 - $236,870)	486,717	297,619
Deferred tax asset	511,000	846,000
Income tax receivable	—	15,582
Other assets	284,711	323,703

Total assets	$17,384,675	$16,063,605

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$7,200,000
Accounts payable and accrued expenses	95,837	167,788
Deferred revenue	58,034	79,883
Income taxes payable	1,728	—

Total liabilities	8,255,599	7,447,671

Stockholders’ equity (net assets):
Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(5,316,038)	(4,988,326)
Undistributed net realized gain on investments	6,826,452	6,306,925
Net unrealized appreciation (depreciation) on investments	116,110	(205,217)
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 9/30/2006-$1.60 , 12/31/2005-$1.51)	9,129,076	8,615,934

Total liabilities and stockholders’ equity (net assets)	$17,384,675	$16,063,605

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Investment income:
Interest from portfolio companies	$187,325	$156,005	$539,783	$438,928
Interest from other investments	13,517	803	24,856	2,287
Dividend and other investment income	163,756	1,660	191,994	31,364
Other income	41,529	12,535	63,910	34,136

	406,127	171,003	820,543	506,715

Operating expenses:
Salaries	95,162	88,618	287,070	311,722
Employee benefits	20,704	18,578	73,857	73,307
Directors’ fees	9,750	9,750	46,500	46,200
Professional fees	21,028	18,910	96,031	63,750
Stockholders and office operating	19,389	28,121	87,257	86,494
Insurance	10,920	11,550	32,760	34,650
Corporate development	12,188	24,810	40,863	45,587
Other operating	3,783	2,876	8,341	8,088

	192,924	203,213	672,679	669,798
Interest on SBA obligations	127,137	73,689	346,635	188,423

Total expenses	320,061	276,902	1,019,314	858,221

Investment gain (loss) before income taxes	86,066	(105,899)	(198,771)	(351,506)
Current income tax (benefit) expense	(1,842)	5,000	8,158	9,927
Deferred income tax expense (benefit)	123,402	(212,289)	120,783	(296,446)

Net investment (loss) gain	(35,494)	101,390	(327,712)	(64,987)

Realized and unrealized gain (loss) on investments:

Net gain (loss) on sales and dispositions	292,633	(382,353)	519,527	(382,353)
Unrealized appreciation (depreciation) on investments:
Beginning of period	487,020	(420,974)	(342,028)	(586,048)
End of period	193,516	(22,433)	193,516	(22,433)

Change in unrealized appreciation (depreciation) before income taxes	(293,504)	398,541	535,544	563,615

Deferred income tax (benefit) expense	(117,402)	159,289	214,217	225,446

Net change in unrealized appreciation (depreciation)	(176,102)	239,252	321,327	338,169

Net realized and unrealized gain (loss) on investments	116,531	(143,101)	840,854	(44,184)

Net increase (decrease) in net assets from operations	$81,037	$(41,711)	$513,142	$(109,171)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934

Basic and diluted net increase (decrease) in net assets from operations per share	$0.01	$(0.01)	$0.09	$(0.02)
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
	2006	2005

Cash flows from operating activities:

Net increase (decrease) in net assets from operations	$513,142	$(109,171)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	20,603	17,138
Increase in unrealized appreciation of investments	(535,544)	(563,615)
Deferred tax expense (benefit)	335,000	(71,000)
Net realized (gain) loss on portfolio investments	(519,527)	382,353
Non-cash conversion of debenture interest	(12,877)	(29,097)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(189,098)	(94,187)
Decrease (increase) in other assets	61,985	(9,110)
(Decrease) increase in deferred revenue	(21,849)	5,505
Decrease in accounts payable and accrued liabilities	(69,124)	(62,002)

Total adjustments	(930,430)	(424,015)

Net cash used in operating activities	(417,288)	(533,186)

Cash flows from investing activities:
Investments originated	(1,820,622)	(1,901,178)
Proceeds from sale of portfolio investments	1,397,831	17,647
Proceeds from loan repayments	773,927	131,537
Capital expenditures	(12,256)	(3,116)

Net cash provided by (used in) investing activities	338,880	(1,755,110)

Cash flows from financing activities:
Proceeds from SBA debenture	900,000	2,200,000
Origination costs to SBA	(19,125)	(55,000)

Net cash provided by financing activities	880,875	2,145,000

Net increase (decrease) in cash and cash equivalents	802,467	(143,296)

Cash and cash equivalents:
Beginning of period	1,209,839	626,744

End of period	$2,012,306	$483,448

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net assets at beginning of period	$9,048,039	$8,959,594	$8,615,934	$9,027,054

Net investment (loss) gain	(35,494)	101,390	(327,712)	(64,987)

Net realized gain (loss) on investments	292,633	(382,353)	519,527	(382,353)

Net change in unrealized appreciation (depreciation) on investments	(176,102)	239,252	321,327	338,169

Net increase (decrease) in net assets from operations	81,037	(41,711)	513,142	(109,171)

Net assets at end of period	$9,129,076	$8,917,883	$9,129,076	$8,917,883

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2006
(Unaudited)

						Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Adampluseve, LLC (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	$561,000 Senior Subordinated note at 10% due July 14, 2011. Warrants to purchase approximately 2.5% of Company.	7/14/06	3%	$561,000	$563,267	.10

APF Group, Inc. (e)(g)(i) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$500,000 Senior Subordinated note at 12.5% due July 1, 2009. $94,594 Senior Subordinated note at 14% due July 31, 2007. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$586,488	$586,488	.10

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(i) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	33%	736,601	736,601	.13

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	41.322% Class A membership interest. 8% cumulative dividend.	8/31/99	41%	400,000	300,000	.05

Innov-X Systems, Inc. (e)(g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	$350,000 Subordinated Debenture at 8.5% due September 27, 2009. 12,344 warrants to purchase common shares. 3,500 Series A preferred stock. $250,000 Series B Secured Subordinated term note at 8.5% due March 1, 2010. 12,345 warrants to purchase common shares.	9/27/04	10%	635,000	635,000	.11

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2006 (Continued)
(Unaudited)

						Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	1,221,567	.21

Minrad International, Inc. (AMEX: BUF) (h)(j) Buffalo, NY. Developer of acute care devices and anesthetics. www.minrad.com	229,640 common shares.	8/4/97	1%	311,118	907,078	.16

New Monarch Machine Tool, Inc. (e)(g)(i) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,876.85 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	15%	726,481	726,481	.13

Niagara Dispensing Technologies, Inc. (g) Tonawanda, NY. Beverage dispense technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock.	3/8/06	4%	500,000	500,000	.09

Photonic Products Group, Inc (OTC:PHPG.OB) (a) (j) (Formerly INRAD, Inc.) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. 22,000 shares common stock.	10/31/00	<1%	155,000	125,300	.02

RAMSCO (e)(g)(i) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	870,087	870,087	.15

Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Preferred shares. 247,998 Series A-1 Preferred shares.	12/20/05	6%	400,000	400,000	.07

Somerset Gas Transmission Company, LLC Buffalo, NY. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

Synacor, Inc. (e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	$350,000 convertible note at 10% due November 18, 2007. 200,000 shares of Series B preferred stock. 59,828 Series A preferred shares. Warrants for 299,146 common shares.	11/18/02	5%	820,000	828,674	.14

Topps Meat Company LLC (e)(g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000	.16

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	3%	938,164	1,203,000	.21

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2006 (Continued)
(Unaudited)

						Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
UStec, Inc. Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	$100,000 note at 5% due February 1, 2007 (e). 50,000 common shares. Warrants for 139,395 common shares. (g) $350,000 Senior Subordinated Convertible Debentures at 6% due February 2, 2008.	6/26/98	<1%	450,500	475,000	.08

WineIsIt.com, Corp. (e) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$20,000 note at 12% due April 26, 2007. (g) $500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	821,918	395,000	.07

Other Investments	Other	Various		520,260	34,250	.02

	Total portfolio investments			$13,894,158	$14,089,941	$2.46

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2006 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2006 restricted securities represented approximately 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s, PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Company holds equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of September 30, 2006, the aggregate cost of investment securities approximated $13.9 million. Net unrealized appreciation aggregated approximately $196,000 of which $1,523,000 related to appreciated investment securities and $1,327,000 related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment

(h)	This is a publicly owned company. The Corporation’s shares are restricted securities but may be sold in the open market under Rule 144.

(i)	Reduction in cost and value reflects current principal repayment.

(j)	Publicly owned company

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
Note 1. ORGANIZATION
     Rand Capital Corporation (“Rand” or “Corporation”) was incorporated under the laws of the state of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand filed an election to be treated as a business development company (“BDC”) under the 1940 Act, which became effective on the date of filing. A BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Capital Market Composite Index under the symbol “RAND.”
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
     The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of September 30, 2006, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles, have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2006 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2005
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2006, March 31, 2006, and September 30, 2005
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities

     Our Corporation’s website is www.randcapital.com. Available through our website is the Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed with the SEC.
Principles of Consolidation — The consolidated financial statements include the accounts of Rand, Rand SBIC and Rand Management, collectively, the “Corporation.” All intercompany accounts and transactions have been eliminated in consolidation.
Investments — Investments are stated at fair value as determined in good faith by the Board of Directors, as described in the Notes to Consolidated Schedule of Portfolio Investments. Certain investment valuations have been determined by the Board of Directors in the absence of readily ascertainable fair values. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.
     Amounts reported as realized gains and losses are measured by the difference between the net proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains or losses reported in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses.
Cash and Cash Equivalents — Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.
Revenue Recognition — Interest Income — Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.
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
Original Issue Discount — Investments may create “original issue discount” or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by the equal amount in the form of a note discount or OID. The note is then reported net of the OID and the OID, therefore, is amortized into interest income over the life of the loan. The Corporation has recorded one original issue discount during the quarter ended September 30, 2006 in the amount of approximately $68,000 and has recognized $2,266 in OID income for the nine month period ending September 30, 2006. The unamortized OID as of September 30, 2006 amounted to $65,733.
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $19,470 for the nine months ended September 30, 2006, compared to $11,738 for the nine months ended September 30, 2005.

Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes refunded (paid) during the nine months ended September 30, 2006 and 2005 amounted to $9,151 and ($18,583), respectively. Interest paid during the nine months ended September 30, 2006 and 2005 amounted to $392,080 and $215,068, respectively. During the nine months ended September 30, 2006 and 2005, the Corporation converted $12,877 and $29,097, respectively, of interest receivable into equity investments.
Accounting Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Stockholders Equity (Net Assets) — At September 30, 2006 and December 31, 2005, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 26, 2007. During the nine month period ended September 30, 2006 the Corporation did not purchase any shares for the treasury.
Stock Option Plan — In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for two of the Corporation’s employees in connection with the establishment of its SBIC subsidiary. The profit sharing plan provided for incentive compensation based on a stated percentage of realized gain, capital gains, net of realized capital losses and unrealized depreciation, and limited to a stated percentage of Rand SBIC’s net income. As of September 30, 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
Subsequent Events — Subsequent to the quarter end of September 30, 2006, the Corporation made an investment in one portfolio company for $508,000.

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

Financial Condition
Overview:

	9/30/06	12/31/05	Increase	% Increase
Total assets	$17,384,675	$16,063,605	$1,321,070	8.2%
Total liabilities	8,255,599	7,447,671	807,928	10.8%

Net assets	$9,129,076	$8,615,934	$513,142	6.0%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	9/30/06	12/31/05	Increase	% Increase
Investments, at cost	$13,894,158	$13,712,890	$181,268	1.3%
Unrealized appreciation (depreciation), net	195,783	(342,028)	537,811	157.2%

Investments at fair value	$14,089,941	$13,370,862	$719,079	5.4%

     The increase in investments, at cost, is comprised of the following:

New Investments	Amount
Adampluseve, LLC (Adam+Eve)	$561,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	500,000
New Monarch Machine Tool, Inc. (Monarch)	300,000
Kionix, Inc (Kionix)	243,704
Rocket Broadband Networks, Inc (Rocket Broadband)	195,918
WineIsIt.com, Corp. (Wineisit)	20,000

Total of investments made during the nine months ended September 30, 2006	$1,820,622

Interest conversions:
Photonic Products Group, Inc. (Photonics)	10,000
Monarch	2,877

Total of new investments and interest conversions during the nine months ended September 30, 2006	$1,833,499

Sales/Investment Repayments
Minrad International, Inc. (Minrad)	(608,304)
Concentrix	(600,000)
Vanguard Modular Building Systems (Vanguard)	(270,000)
Monarch	(101,395)
Ramsco	(46,860)
Gemcor II, LLC (Gemcor)	(13,399)
APF Group, Inc. (APF)	(8,106)
Takeform	(4,167)

Total of sales or investment repayments during the nine months ended September 30, 2006	(1,652,231)

Total change in investment balance, at cost during the nine months ended September 30, 2006	$181,268

     Net asset value per share (NAV) was $1.60/share at September 30, 2006 versus $1.51/share at December 31, 2005.

     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 154% of net assets at September 30, 2006 and 155% of net assets at December 31, 2005.
     Cash and cash equivalents approximated 22% of net assets at September 30, 2006 compared to 14% at December 31, 2005.
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
     Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

	September 30, 2006	September 30, 2005	Increase	% Increase

Interest from portfolio companies	$539,783	$438,928	$100,855	23.0%
Interest from other investments	24,856	2,287	22,569	986.8%
Dividend and other investment income	191,994	31,364	160,630	512.1%
Other income	63,910	34,136	29,774	87.2%

Total investment income	$820,543	$506,715	$313,828	61.9%

Interest from portfolio companies — Portfolio interest income increased $100,855 or 23% during the nine months ended September 30, 2006 as compared to the same period in the prior year. This increase is attributable to the fact that 64% of the total of the new investments during 2005 and the first nine months of 2006 originated out of the Corporation are debenture instruments that earn interest income at a blended interest rate of approximately 10.7%.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

			Year that Interest
Company	Interest Rate	Investment Cost	Accrual Ceased
Contract Staffing	5%	141,400	2006
G-Tec	8%	400,000	2004
WineIsIt.com	10%	821,918	2005
Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances and the fact that the cash balance is approximately $1,529,000 higher than at September 30, 2006 then at September 30, 2005.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) that the Corporation has invested in. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the nine months ended September 30, 2006 consisted of distributions from Gemcor II, LLC (Gemcor) for $159,087, Topps Meat Company LLC (Topps) for $22,752, Carolina Skiff LLC (Carolina Skiff) for $8,981 and Vanguard Modular Building Systems (Vanguard) for $1,174. Dividend income for the nine months ended September 30, 2005 consisted of distributions from Topps for $18,379, Carolina Skiff for $11,811 and Vanguard for $1,174.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. Upon the prepayment of a loan or debt security, any unamortized closing fees are recorded as income. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.
     The increase in other income for the nine months ended September 30, 2006 can be attributed to the fact that the one of the portfolio companies of the Corporation, Concentrix, paid off its debt instrument early and therefore the remaining $12,000 in unamortized closing fees were brought into income. In addition, the Corporation charged Concentrix an $18,000 prepayment penalty fee and the income was included in this line item. The annualized financing fee income based on the existing portfolio will be approximately $32,000 annually in 2006 and 2007 and less than $10,000 annually thereafter. In addition board attendance fees are included in this line item and amounted to $5,000 for the nine months ended September 30, 2006 and $5,000 for same period ending September 30, 2005.
Operating Expenses

	September 30, 2006	September 30, 2005	Increase	% Increase
Total Expenses	$1,019,314	$858,221	$161,093	19%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities. The increase in operating expenses during the nine months ended September 30, 2006 can be primarily attributed to the 84% or $158,212 increase in SBA interest expense. The SBA interest expense was $346,635 for the nine months ended September 30, 2006 and $188,423 for the nine months ended September 30, 2005. The Corporation has borrowed $8,100,000 from the SBA as of September 30, 2006 at an average borrowing rate, including surcharges, of approximately 5.9%. Interest costs will continue to increase in 2006 and beyond as the Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million. This interest is paid on a semi-annual basis.
     In addition, salaries decreased 8% or ($24,652) from $311,722 for the nine months ended September 30, 2005 to $287,070 for the nine months ended September 30, 2006. This decrease is due to the fact that the executive officers were not paid bonuses during the first nine months of 2006 as they were during the nine months ended September 30, 2005. Professional fees were $96,031 for the nine months ended September 30, 2006 and $63,750 for the nine months ended September 30, 2005. This represents an increase of 51% or $32,281 and can be attributed to the increasing legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates.

Net Realized Gains and Losses on Investments
     During the nine months ended September 30, 2006, the Corporation recognized a net realized gain of $600,527 on its sale of 448,341 shares of Minrad. The average sales price of Minrad was $2.75/share and the basis of the stock was $1.36/share. The Corporation incurred $22,417 in broker transaction fees that were netted against the realized gain. In addition, the Corporation sold its interest in Vanguard during the nine months ended September 30, 2006 and recognized a ($81,000) loss on the disposition. During the nine months ended September 30, 2005, the Corporation recognized a realized loss of ($382,353) on its investment in D’Lisi Food Systems, Inc. (D’Lisi).
Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net increase in unrealized appreciation on investments of $535,544 during the nine months ended September 30, 2006, as compared to an increase of $563,615 during the nine months ended September 30, 2005. The increase in unrealized appreciation (depreciation) on investments of $535,544 is due to the following valuation changes made by the Corporation:

September 30,
2006
Minrad valuation to market	$829,717
Increase Carolina Skiff valuation	189,000
Vanguard Sale	135,000
Photonics valuation to market	(7,920)
Decrease Wineisit valuation	(176,918)
Minrad Stock Sales	(433,335)

Total Change in net Unrealized Appreciation during the nine months ended September 30, 2006	$535,544

     The Corporation recognized appreciation on its equity investment in Carolina Skiff based on the improving financial condition of this portfolio company since the Corporation’s first investments. Per the Corporation’s valuation policy a portfolio company can be valued based on a very conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years. These portfolio companies were valued on a multiple of earnings before interest, tax, depreciation and amortization (EBITDA).
     The Corporation held 229,640 shares of Minrad stock at September 30, 2006. These shares were valued at the average closing price for the last three days of the period ending September 30, 2006. The total value of the remaining Minrad shares amounted to $907,078 and included unrealized appreciation of $595,960. Minrad is a publicly traded stock (AMEX symbol: BUF), and the Corporation’s Minrad shares are restricted but may be sold in compliance with SEC Rule 144.
     Photonics is a publicly traded stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     The WineIsIt investment was revalued during the nine month period ended September 30, 2006 after a review by management which identified that the WineIsIt business model had deteriorated since the time of the original funding, as compared to their original plan. The portfolio company remains in operation and is developing a new business strategy.
     For the nine month period ending September 30, 2005, the Corporation recognized appreciation of $509,000 on its 667,981 shares of Minrad to reflect a change in pricing from a private offering of preferred stock. In addition, the Corporation decreased its value in Kionix by ($284,477) during the nine months ended September 30, 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share. Somerset’s value was decreased by ($50,349) during the nine months ended September 30, 2005 based on a round of financing that caused the price per membership unit to decrease. In addition the Corporation reclassed its investment in D’Lisi Food Systems, Inc. (D’Lisi) from unrealized to a realized loss for ($400,000).
     All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net Increase in Net Assets from Operations
     The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2006, the net increase in net assets from operations was $513,142 as compared to a net decrease in net assets from operations of $(109,171) for the same nine month period in 2005. This increase is attributed to the realized and unrealized appreciation recognized on the Minrad shares offset by the net investment losses for the same period discussed above.
Liquidity and Capital Resources
     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation, and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
     As of September 30, 2006, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $2,012,306. Management expects that it may not be necessary to continue to draw down SBA leverage in the current fiscal year in order to fund operations and new investments.
     As of September 30, 2006 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. It has drawn down $8,100,000 of this leverage as of September 30, 2006. The remaining SBA leverage is guaranteed by the SBA to be available through September 30, 2008. These SBA borrowings will have a balloon maturity beginning in 2014.
     The Corporation has investments at cost at September 30, 2006 of approximately $13.9 million, of which approximately 49%, or $6.7 million, provide for returns of interest at an annual blended rate of 10.7%. $1.85 million of the $6.7 million in interest bearing instruments provide for the deferral of interest payments after December 31, 2007. The Corporations current outstanding debt to the SBA of $8.1 million carries a blended interest cost of 5.9%, which requires semi-annual payments of interest. The Corporation’s focus is to continue to make investments that provide for current returns of cash in the form of interest and dividends to provide funding to repay current SBA interest charges and to also fund its operating costs. Net cash used in operating activities has averaged approximately $455,000 over the last three years and management anticipates this amount will continue at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations. Management believes that the cash and cash equivalents at September 30, 2006, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation’s cash flows related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.

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
     As of September 30, 2006 the Corporation did not have any off-balance sheet investments or hedging investments.

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

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Limited Partnership of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC— incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)	N/A

(10.8)	Profit Sharing Plan — incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation — incorporated by reference to Exhibit 21 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — filed herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, L.P. — filed herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 7, 2006

RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.

By:	RAND CAPITAL MANAGEMENT LLC General Partner
By:	RAND CAPITAL CORPORATION Member

	By:	/s/ Allen F. Grum Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer