Form 10-K
period 2006-12-31
RAND CAPITAL CORP
filed 2007-03-27
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 under the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $5,833,738 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 16, 2007 there were 5,718,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2007 are incorporated by reference into certain sections of Part III herein.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.	Business

Rand Capital Corporation (“Rand” or “Corporation”) was incorporated under the law of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand filed an election to be treated as a business development company (“BDC”) under the 1940 Act, which became effective on the date of filing. On January 16, 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002 and on August 16, 2002, Rand received notification that its Small Business Investment Company (“SBIC”) application had been approved and Rand SBIC had been licensed by the Small Business Administration (“SBA”). The following discussion will include Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2005 and 2006 and it is anticipated that will continue to be the case in 2007. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the portfolio companies in which it invests.

The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

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

An eligible portfolio company is, generally, a private domestic operating company, or a public domestic operating company whose securities are not listed on a national securities exchange. In addition, any small business investment company that is licensed by the Small Business Administration and that is a wholly owned subsidiary of a BDC is an eligible portfolio company.

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

Since the filing of its original Application for Exemption, Rand has maintained discussions with the staff of the Division of Investment Management of the SEC concerning Rand’s application. The principal substantive issue in these discussions has been the structure of Rand SBIC as a limited partnership. Rand SBIC must meet the requirements of the SBA for licensed SBICs, and at the same time Rand SBIC must meet the requirements of the SEC that apply to BDCs.

When Rand formed Rand SBIC in 2002, it formed Rand SBIC as a limited partnership because that was the organizational form that the SBA strongly encouraged for all new entities seeking licenses as SBICs, and Rand formed Rand SBIC in a manner that was consistent with the SBA’s model limited partnership forms for licensed SBICs. In that structure, the general partner of Rand SBIC is Rand Management, a limited liability company whose managers are the principal executive officers of Rand.

Under the rules and interpretations of the SEC applicable to BDCs, if a BDC is structured in limited partnership form, then it must have general partners who serve as a board of directors, or a general partner with very limited authority and a separate board of directors, and all of the persons who serve on the board of directors must be natural persons and a majority of them must not be “interested persons” of the BDC. Since the managers of Rand Management are the principal executive officers of Rand, and since both Rand Management and Rand SBIC are wholly owned by Rand, Rand believes that the Board of Directors of Rand is the functional equivalent of a board of directors for both Rand Management and Rand SBIC. Nevertheless, the staff of the Division of Investment Management of the SEC has expressed the view that if Rand SBIC is to be operated as a limited partnership BDC in compliance with the 1940 Act, then the organizational documents of Rand SBIC must specifically provide that it will have a board of directors consisting of natural persons, a majority of whom are not “interested persons.”

In discussions between Rand and the SBA, the SBA has recently indicated that if Rand SBIC is reorganized as a corporation whose directors are directors of Rand, it will continue to permit Rand SBIC to be licensed as an SBIC. Accordingly, Rand is currently in negotiations with the SEC and the SBA concerning the reorganization of Rand SBIC as a wholly owned corporate subsidiary of Rand whose board of directors will be comprised of directors of Rand, a majority of whom will not be “interested persons” of Rand or Rand SBIC, and concerning the licensing of the new corporate subsidiary as an SBIC. Based on the current status of these negotiations, Rand does not expect that either the reorganization process or the subsequent operations of Rand SBIC as a corporation will result in any material change in the operations of Rand SBIC. Once the reorganization is completed, Rand expects to make an appropriate amendment to its Exemption Application to the SEC, and it believes that it will receive exemptions necessary for its operation of Rand SBIC as a BDC.

Rand operates Rand SBIC through Rand Management for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC’s operations are consolidated with those of Rand for both financial reporting and tax purposes.

Regulation of SBIC Subsidiary

Lending Restrictions

The SBA licenses SBICs as part of a program designed to stimulate the flow of private debt and/or equity capital to small businesses. SBICs use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) do not have a net worth in excess of $18 million and do not have average net income after U.S. federal income taxes for the two years preceding any date of determination of more than $6 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC that is a BDC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBICs, and an SBIC’s ability to obtain funds from the SBA is also governed by SBA regulations.

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

In order to obtain SBA borrowings, also known as leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC’s license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC’s continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage. Under the provisions of the SBIC regulations, the Corporation may apply for the SBA’s conditional commitment to reserve a specific amount of leverage for future use. The Corporation may then apply to draw down leverage against the commitment. All SBIC’s must obtain a leverage commitment in order to draw leverage from the SBA. Commitments expire on September 30 of the fourth full fiscal year following issuance and require the payment of a fee equal to 1 percent of the total commitment at the time of issuance. An additional fee equal to 2 percent of the amount drawn is deducted at the time of each draw.

The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2006, Rand SBIC had drawn $8,100,000 in leverage from the SBA.

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

Employees

As of December 31, 2006, the Corporation had four employees.

Item 1A.	Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Net (increase) decrease in unrealized appreciation.”

The Corporation’s Portfolio Investments are Illiquid

Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies or subordinated debt securities. The Corporation’s portfolio of equity and debt securities is, and will usually be, subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation’s portfolio may adversely affect the ability of the Corporation to dispose of the securities at times when it may be advantageous for the Corporation to liquidate investments.

Investing in Private Companies involves a High Degree of Risk

The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments.

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

The Corporation is Subject to Risks Created by its Regulated Environment

The Corporation is regulated by the SBA and the SEC. Changes in the laws or regulations that govern SBICs and BDCs could significantly affect the Corporation’s business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing the Corporation’s business could have a material impact on its financial condition or its results of operations. Moreover, the laws and regulations that govern BDCs and SBICs may place conflicting demands on the manner in which the Corporation operates, and the resolution of those conflicts may restrict or otherwise adversely affect the operations of the Corporation.

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

The Corporation is Dependent Upon Key Management Personnel for Future Success

The Corporation is dependent on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy for the selection, structuring, closing and monitoring of its investments. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

Fluctuations of Quarterly Results

The Corporation’s quarterly operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Item 2.	Properties

Rand maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,300 square feet of office space pursuant to a lease agreement that expires December 31, 2010. Rand believes that its leased facilities are adequate to support its current staff and expected future needs.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Rand’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Small Cap Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low sales prices per share as reported by NASDAQ:

2006 Quarter ending:	High	Low

March 31st	$1.43	$1.30
June 30th	$1.48	$1.42
September 30th	$1.90	$1.68
December 31st	$3.55	$3.40

2005 Quarter ending:	High	Low

March 31st	$1.67	$1.36
June 30th	$1.47	$1.17
September 30th	$1.34	$1.16
December 31st	$1.53	$1.09

Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and unrealized depreciation of Rand SBIC. There have been no accruals for, nor contributions to, the Profit Sharing Plan since the Plan inception in 2002.

On March 16, 2007 the Corporation had a total of 1,116 shareholders, which included 111 record holders of its common stock, and an estimated 1,005 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation’s outstanding stock through purchases on the open market which was extended through October 26, 2007. During 2003 and 2002 the Corporation purchased 44,100 shares for a total cost of $47,206, which were placed in the treasury. No shares were repurchased during the years ended December 31, 2006, 2005 or 2004.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the NASDAQ Market Index, and a Peer Group Index, assuming a base index of $100 at the end of 2001. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RAND CAPITAL, INC.,
NASDAQ MARKET AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2001
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
Rand Capital Corp	100.00	81.10	114.17	122.83	105.51	275.59
Peer Group Index	100.00	74.37	121.46	132.44	131.09	177.41
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

The Peer Group is made up of the following:
Ameritrans Capital Corp (NasdaqCM:AMTC)
Brantley Capital Corp (OTC:BBDC.pk)
Capital Southwest Corp (NasdaqGM:CSWC)
Equus Total Return Inc (NYSE:EQS)
Gladstone Investment CP (NasdaqGS:GAIN)

Harris & Harris Group (NasdaqGM:TINY)
Macc Private Equities Inc (NasdaqCM:MACC)
MCG Capital Corporation (NasdaqGS:MCGC)
MVC Capital Inc (NYSE:MVC)

The Peer Group was selected in good faith by the Corporation and contains nine business development companies or other funds believed by the Corporation to have similar investment objectives to those of the Corporation.

The performance graph information provided above will not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulations 14A or 14C, or to the liabilities of section 18 of the Securities Exchange Act, unless in the future the Corporation specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act or the Securities Exchange Act.

Item 6.	Selected Financial Data

The following table provides selected consolidated financial data of the Corporation for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and related notes appearing elsewhere in this report.

Balance Sheet Data as of December 31:

	2006	2005	2004	2003	2002

Total assets	$29,463,944	$16,063,605	$12,743,109	$9,385,137	$9,685,673
Total liabilities	$12,681,539	$7,447,671	$3,716,055	$146,649	$81,039
Net assets	$16,782,405	$8,615,934	$9,027,054	$9,238,488	$9,604,634
Net asset value per outstanding share	$2.93	$1.51	$1.58	$1.62	$1.67
Common stock shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934	5,738,634

Operating Data for the year ended December 31:

	2006	2005	2004	2003	2002

Investment income	$1,326,962	$736,573	$757,704	$449,858	$261,230
Total expenses	$1,519,184	$1,265,846	$900,812	$942,799	$858,305
Net investment loss	$(1,264,802)	$(175,179)	$(112,384)	$(346,043)	$(738,046)
Net realized gain (loss) on sales and dispositions of investments	$3,456,441	$(382,353)	$26,727	$87,841	$888,399
Net increase (decrease) in unrealized appreciation	$5,974,832	$146,412	$(125,777)	$(86,441)	$(578,299)
Net increase (decrease) in net assets from operations	$8,166,471	$(411,120)	$(211,434)	$(344,643)	$(427,946)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

Forward Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A, which is incorporated herein by reference.

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

The Corporation’s primary business is making investments in companies, usually in the form of subordinated debt, membership interests or preferred or common stock. The investment focus is usually on small and medium-sized companies that meet certain criteria, including:

1) a qualified and experienced management team

2) a new or unique product or service with a sustainable competitive advantage

3) a potential for growth in revenue and cash flow

4) a potential to realize appreciation in an equity position, if any.

The Corporation makes investments in portfolio companies that typically range from $500,000 to $1,000,000 and it invests either directly in the equity of a company through equity shares or through a debt instrument. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either paid currently or deferred.

The management team of the Corporation identifies investment opportunities. Throughout the Corporation’s history it has established a large network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the community and experience provide a competitive advantage in originating qualified new investments.

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

Following an initial investment in a portfolio company, the Corporation may be requested to make follow-on investments in the company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or otherwise to increase or maintain the Corporation’s position in a promising portfolio company. The Corporation may also be called upon to provide an additional investment to a portfolio company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions.

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

2006 Highlights and Outlook

The Corporation’s net asset value increased $1.42 as of December 31, 2006, closing the year at $2.93 per share. The net asset value increased 94%, from $1.51 at December 31, 2005. This was the fourth consecutive quarterly increase in net assets for the Corporation during 2006. At December 31, 2006, the Corporation’s total investment portfolio was valued at $23 million, which exceeds its cost basis of $14 million, reflecting $9 million in net unrealized appreciation.

The Corporation’s valuation policy provides that valuations may be adjusted for a subsequent equity financing with new investors. In accordance with this policy, during the fourth quarter of 2006, the Corporation recognized unrealized appreciation of $7.76 million on its investment in Innov-X Systems, Inc. (Innov-X) and $2.8 million in unrealized appreciation on its investment in Synacor, Inc. (Synacor). During the year, it also recognized $189,000 in unrealized appreciation in Carolina Skiff LLC (Carolina Skiff) and $452,000 in unrealized depreciation in WineIsIt.com, Corp.

In addition, during 2006 the Corporation recognized a $3.45 gain on the sale of two portfolio securities, liquidating its position in Minrad International, Inc. for a total realized gain of $1.25 million for the year and selling a portion of its Innov-X shares as part of a new investor financing, recognizing a realized gain of $2.28 million.

The growth in net assets, combined with the realized gains recognized in 2006, resulted in the Corporation’s stock surging from trading at a discount to net asset value and a low price of $1.09 in the fourth quarter of 2005 to a high price of $3.55 in the fourth quarter of 2006 which represents a premium to the net asset value.

During 2006 the Corporation also realized $1,326,962 in total investment income, an increase of $590,000 from the $736,573 of investment income in 2005. The 80% increase is attributable to growth in dividends and interest from portfolio companies, primarily occurring during the third and fourth quarters of 2006

Dividend and other investment income grew primarily because of higher Limited Liability Corporation (LLC) distributions from companies in the portfolio that have improving operational trends, in particular Gemcor II, LLC (Gemcor), Topps Meat Company LLC (Topps), and Carolina Skiff. Gemcor designs and sells automatic riveting machines to manufacturers of airframes, missile bodies, space system accessories, and other aerospace equipment. Topps is a 66 year old manufacturer and supplier of premium frozen meat products. Carolina Skiff is a leading manufacturer of affordable fishing and recreational boats. LLC dividends can fluctuate based on portfolio companies’ profitability and the timing of distributions.

Also during 2006 certain portfolio companies repaid some or all of their outstanding debenture instruments, including: Innov-X, Synacor, Concentrix Corporation, Ramsco, New Monarch Machine Tool, Inc., Gemcor and APF Group, Inc.. These repayments will impact future earnings by reducing interest income in 2007 and future periods.

The cash balance at December 31, 2006 was $4.3 million which was $3.1 million higher than at the end of 2005. The increase was primarily due to portfolio investment repayments and loan repayments. In addition, the Corporation has $1.9 million of outstanding leverage available from the Small Business Administration (SBA) for future investment. The cash availability will provide sufficient liquidity to fund the Corporation’s deal flow in 2007.

While the business of many portfolio companies is strengthening, in terms of employee growth, increase in revenue, and strengthening EBITDA or net income position, it remains difficult to forecast when future exits will happen, or if the portfolio companies will have sufficient capital to remain viable while their respective markets mature.

Critical Accounting Policies

The Corporation prepares its financial statements in accordance with United States generally accepted accounting principles (GAAP), which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 1 to the consolidated financial statements in Item 8.

The increasing complexity of the business environment and applicable authoritative accounting guidance require the Corporation to closely monitor its accounting policies and procedures. The Corporation has identified two critical accounting policies that require significant judgment. The following summary of critical accounting policies is intended to enhance your ability to assess the Corporation’s financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

The most significant estimate inherent in the preparation of the Corporation’s consolidated financial statements is the valuation of its investments and the related unrealized appreciation or depreciation. The Corporation has adopted the SBA’s valuation guidelines for SBICs, which describe the policies and procedures used in valuing investments.

Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for investments. The Board of Directors considers fair value to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. The Corporation analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In the valuation process, the Corporation uses financial information received monthly, quarterly, and annually from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio investments. The valuation may be reduced if a company’s performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.

Another key factor used in valuing equity investments is recent arms-length equity transactions with unrelated new investors entered into by the portfolio company that the Corporation utilizes to form a basis for its underlying value. Many times the terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the discrepancy in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

Any changes in estimated fair value are recorded in our statement of operations as “Net increase (decrease) in unrealized appreciation.”

Revenue Recognition (Interest Income)

Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. Certain investments of the Corporation are structured to provide a deferred interest period when interest is not currently due.

Rand SBIC’s interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies”. Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

Recent Accounting Pronouncements

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for the likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. Certain disclosures are required in Form 10-Q in the period of adoption of FIN 48 which would be the March 31, 2007 Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will have an impact on the Company’s consolidated financial statements from a disclosure standpoint.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

Financial Condition

Overview:

	12/31/06	12/31/05	Increase	% Increase

Total assets	$29,463,944	$16,063,605	$13,400,339	83.4%
Total liabilities	12,681,539	7,447,671	5,233,868	70.3%

Net assets	$16,782,405	$8,615,934	$8,166,471	94.8%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/06	12/31/05	Increase	% Increase

Investments, at cost	$14,033,789	$13,712,890	$320,899	2.3%
Unrealized appreciation (depreciation), net	9,616,025	(342,028)	9,958,053	2,911.5%

Investments at fair value	$23,649,814	$13,370,862	$10,278,952	76.9%

The increase in investments, at cost, is comprised of the following:

Amount

New Investments
Innov-X Systems, Inc. (Innov-X)	$1,055,148
Adampluseve, LLC (Adam+Eve)	561,000
Synacor Inc. (Synacor)	507,999
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	500,000
New Monarch Machine Tool, Inc. (Monarch)	300,000
Kionix, Inc (Kionix)	243,704
Rocket Broadband Networks, Inc (Rocket Broadband)	195,918
WineIsIt.com, Corp. (Wineisit)	20,000

Total of investments made during the year ended December 31, 2006	$3,383,769

Other Changes:
Synacor interest conversion	$21,479
Photonic Products Group, Inc. (Photonics) interest conversion	10,000
Adam+Eve warrant amortization	5,667
Monarch interest conversion	2,877

Total of other changes	40,023

Total of new investments and other changes during the year ended December 31, 2006	$3,423,792

Sales/Investment Repayments	Amount

Minrad International, Inc. (Minrad)	$(919,422)
Innov-X	(690,148)
Concentrix Corporation (Concentrix)	(600,000)
Synacor	(350,000)
Vanguard Modular Building Systems (Vanguard)	(270,000)
Monarch	(135,214)
RAMSCO	(97,519)
Gemcor II, LLC (Gemcor)	(27,067)
APF Group, Inc. (APF)	(8,106)
Takeform, Inc. (Takeform)	(5,417)

Total of sales or investment repayments during the year ended December 31, 2006	$(3,102,893)

Total change in investment balance, at cost during the year ended December 31, 2006	$320,899

The Corporation borrowed $900,000 in leverage from the SBA during the year ended December 31, 2006 and the total owed to the SBA for Leverage Payable at December 31, 2006 was $8,100,000. These debentures bear a fixed interest rate and an annual fee, averaging 5.9%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance.

Net asset value per share (NAV) was $2.93 per share at December 31, 2006 versus $1.51 per share at December 31, 2005.

The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 141% of net assets at December 31, 2006 and 155% of net assets at December 31, 2005.

Cash and cash equivalents approximated 26% of net assets at December 31, 2006 compared to 14% at December 31, 2005.

The effect of the realized gains and the change in unrealized appreciation on investments resulted in a net change in the net deferred tax (liability) asset from an $846,000 deferred tax asset at December 31, 2005 to a net deferred tax liability of $(3,808,000) at December 31, 2006.

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation will invest in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at high grade financial institutions.

Comparison of the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Interest from portfolio companies	$757,824	$593,125	$164,699	27.8%
Interest from other investments	53,104	3,601	49,503	1374.7%
Dividend and other investment income	432,296	94,930	337,366	355.4%
Other income	83,738	44,917	38,821	86.4%

Total investment income	$1,326,962	$736,573	$590,389	80.2%

Interest from portfolio companies — The increase in portfolio interest income is attributable to the fact that there has been an increase in the number of investments that provide the Corporation with current income. The blended rate of the debenture investments originated out of the Corporation during the last two fiscal years is approximately 10.7%.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

Contract Staffing	5%	141,400	2006
G-Tec	8%	400,000	2004
WineIsIt.com	10%	801,918	2005

Interest from other investments — The increase in interest income is primarily due to higher cash balances and higher yields on these cash balances. The higher cash balances are a result of portfolio investment repayments and sales of portfolio companies’ equity instruments and draw downs on the SBA leverage.

Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the year ended December 31, 2006 consisted of distributions from Gemcor II, LLC (Gemcor) for $375,372, Topps for $37,334, Carolina Skiff LLC (Carolina Skiff) for $18,416 and Vanguard Modular Building Systems (Vanguard) for $1,174.

Dividend income for the year ended December 31, 2005 consisted of distributions from Gemcor for $51,500, Topps for $28,174, Carolina Skiff for $14,082 and Vanguard for $1,174.

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

The increase in other income is due to the fact that two of the Corporation’s portfolio companies, Concentrix and Innov-X, paid off their debenture instruments early and therefore the remaining unamortized closing fees of $12,000 from Concentrix and $6,800 from Innov-X were brought into income. In addition, the Corporation charged Concentrix an $18,000 prepayment penalty fee that was included in other income. The annualized financing fee income based on the existing portfolio will average $20,000 annually in 2007 and less than $11,000 annually thereafter, based on the deferred revenue balance at December 31, 2006. In addition the board attendance income amounted to $9,000 for the year ended December 31, 2006 and $7,000 for year ended December 31, 2005.

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

Interest from portfolio companies — Portfolio interest income decreased $52,081 for the year ended December 31, 2005 as compared to the same period in the prior year. This is attributable to the fact that the Corporation ceased accruing interest on two WineIsIt.com (Wineisit) debt instruments in January 2005 in anticipation of a restructuring of the Wineisit balance sheet. The total interest recognized from these two Wineisit notes for the year ended December 31, 2004 was $73,009. During 2005 this portfolio company experienced a decline in business performance and therefore the restructuring has been delayed. These two notes are technically in default due to nonpayment of principal and interest and the Corporation has revised their valuation. See further discussion on this valuation change in the section labeled “Net Change in Unrealized Appreciation/Depreciation of Investments”.

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

Interest from other investments — The increase in interest income is primarily due to higher yields on cash balances.

Dividend and other investment income — Dividend income for the year ended December 31, 2005 consisted of distributions from Gemcor for $51,500, Topps for $28,174, Carolina Skiff for $14,082 and Vanguard for $1,174.

Dividend income for the year ended December 31, 2004 was comprised of distributions from Topps for $35,195, Carolina Skiff for $28,384 and Vanguard for $1,244.

Other income — Other income for the year ended December 31, 2005 decreased slightly. The decrease in financing amortization revenue can be attributed to the fact that several fees became fully amortized in early 2005 due to the instrument maturing. The annualized financing fee income based on the existing portfolio will average $29,000 annually in 2006 and 2007 and less than $10,000 annually thereafter, based on the deferred revenue balance at December 31, 2005. In addition the board attendance income amounted to $7,000 for the year ended December 31, 2005 and $0 for year ended December 31, 2004.

Operating Expenses

Comparison of the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Total expenses	$1,519,184	$1,265,846	$253,338	20.0%

Operating expenses predominately consist of interest expense on SBA debentures, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities. The increase in operating expenses during the year ended December 31, 2006 can be primarily attributed to the 70.4% or $195,239 increase in SBA interest expense. The SBA interest expense was $472,526 for the year ended December 31, 2006 and $277,287 for the year ended December 31, 2005. The Corporation has borrowed $8,100,000 from the SBA as of December 31, 2006 at an average borrowing rate, including surcharges, of approximately 5.9%. Interest costs will continue to increase in 2007 and beyond as the

Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million. This interest is paid on a semi-annual basis.

In addition, salary expense grew 20.4% or $81,727 from $400,340 for the year ended December 31, 2005 to $482,067 for the year ended December 31, 2006. This increase is due to the officer pay increases and the fact that the executive officer bonuses increased by $50,000 in 2006. Professional fees were $116,068 and $96,917 for the years ended December 31, 2006 and 2005, respectively. This represents an increase of 20% which can be attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates.

Comparison of the years ended December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004	Increase	% Increase

Total expenses	$1,265,846	$900,812	$365,034	40.5%

Operating expenses increased $365,034 or 40.5% during the year ended December 31, 2005 as compared to the same period in the prior year. The increase in operating expenses can mainly be attributed to the establishment of a bad debt reserve for $114,870 on Vanguard, and a 158.2% increase in SBA interest expense.

The Corporation’s management reviewed the interest receivable from Vanguard and believed that the collectibilty of this receivable was in doubt and therefore reserved for all of the receivable balance. The portfolio company continued to perform well and was then investigating sale opportunities. The Corporation ceased accruing interest revenue on this instrument in 2003.

The SBA borrowings increased $3,700,000 during the year ended December 31, 2005 and the SBA interest expense increased $169,880 from $107,407 for the year ended December 31, 2004 to $277,287 for the year ended December 31, 2005. The SBA borrowing rates, which included an SBA annual charge, averaged 5.8% in 2005. The SBA annual charge during 2005 decreased from 0.887% to 0.855%. The 2004 SBA borrowing rates averaged 5.4% and the overall combined SBA borrowing rate on the $7,200,000 outstanding leverage at December 31, 2004 was 5.6%. Interest costs will continue to increase in 2006 and beyond as the Corporation continues to draw down SBA leverage up to the maximum approved leverage of $10 million.

Increases in salaries and professional costs contributed to the remaining increase in operating expense during the year ended December 31, 2005. Professional fees increased $33,323 or 52.4% during the year ended December 31, 2005 due to the additional accounting and legal expenses related to the increasingly more complex regulatory environment in which the Corporation operates.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Net Realized Gain (Loss)	$3,456,441	$(382,353)	$3,838,794	1,004.0%

During the year ended December 31, 2006, the Corporation sold a portion of its shares in Innov-X and recognized a realized gain of $2,280,682 on the sale. A portion of the proceeds from the sale of Innov-X is an escrow receivable in the amount of $711,249 which is expected to be collected in early 2008. This escrow receivable is included in the other asset line on the financial statements.

Furthermore, the Corporation sold its remaining 677,981 shares of Minrad during 2006 and recognized a gain of $1,256,759. The average sales price of Minrad was $3.26/share and the basis of the stock was $1.36/share. The Corporation incurred $33,899 in broker transaction fees that were netted against the realized gain. In addition, the Corporation sold its interest in Vanguard during 2006 and recognized an ($81,000) loss on the disposition.

During the year ended December 31, 2005, the Corporation recognized a realized loss of ($382,353) on its investment in D’Lisi Food Systems, Inc. (D’Lisi).

Comparison of the years ended December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004	Decrease	% Decrease

Net Realized (Loss) Gain	$(382,353)	$26,727	$3,838,794	1,530.6%

During the year ended December 31, 2005, the Corporation realized a loss of ($382,353) on its investment in D’Lisi. The D’Lisi investment of $400,000 was written down to zero in the third quarter of 2004 due to the fact that it filed for bankruptcy protection on August 13, 2004. The final bankruptcy proceeds were distributed in July 2005 and resulted in a realized loss of ($382,353).

During the year ended December 31, 2004, the Corporation realized a $32,956 gain on the sale of the remaining Advanced Digital Information Corporation (ADIC) stock. In addition, the Corporation realized a ($6,229) loss on its investment in Clearview Cable.

Net Change in Unrealized Appreciation/(Depreciation) of Investments

For the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Net Change in Unrealized Appreciation (Depreciation)	$9,958,053	$244,020	$9,714,033	3,980.8%

The Corporation recorded a net increase in unrealized appreciation on investments of $9,958,053 during the year ended December 31, 2006, as compared to an increase of $244,020 during the year ended December 31, 2005. The increase in unrealized appreciation (depreciation) on investments of $9,958,053 is due to the following valuation changes made by the Corporation:

December 31, 2006

Increase Innov-X valuation	$7,761,700
Increase Synacor valuation	2,809,849
Increase Carolina Skiff valuation	189,000
Vanguard Sale	135,000
Decrease G-Tec valuation	(102,000)
Decrease USTec valuation	(164,000)
Remove Minrad unrealized appreciation	(199,578)
Decrease Wineisit valuation	(471,918)

Total Change in net Unrealized Appreciation during the year ended December 31, 2006	$9,958,053

In accordance with its valuation policy, the Corporation increased the value of its holdings in Innov-X and Synacor based on significant equity financings at higher valuations by new non-strategic outside investors for each of these portfolio companies.

Additionally the Corporation recognized appreciation on its equity investment in Carolina Skiff based on the improving financial condition of this portfolio company since the Corporation’s first investments. Per the Corporation’s valuation policy, a portfolio company can be valued based on a very conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years.

The Corporation liquidated its holdings in Minrad and Vanguard during 2006 and therefore any unrealized appreciation (depreciation) was reclassified to a realized gain (loss).

The WineIsIt and G-Tec investments were revalued during the year ended December 31, 2006 after a review by the Corporation’s management which identified that the business of each of these portfolio companies had deteriorated since the time of the original funding, as compared to their original plan. The portfolio companies remain in operation and are developing new business strategies.

The USTec valuation was based on a subsequent event that occurred in January 2007 where the portfolio company was sold and the Corporation recognized a loss.

For the years ended December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004	Increase	% Increase

Net Change in Unrealized Appreciation (Depreciation)	$244,020	$(206,737)	$450,737	218.0%

The Corporation recorded a decrease in unrealized depreciation on investments before income tax expense of $244,020 during the year ended December 31, 2005, as compared to an increase of $(206,737) during the year ended December 31, 2004. The decrease in unrealized depreciation on investments during the year ended December 31, 2005 is due to the following valuation changes made by the Corporation:

December 31, 2005

Reclass D’Lisi unrealized loss to realized loss	$400,000
Increase Topps valuation	332,000
Increase Minrad valuation	272,000
Increase Carolina Skiff valuation	38,000
Decrease Kionix valuation	(284,477)
Decrease Wineisit valuation	(250,000)
Decrease Vanguard valuation	(135,000)
Decrease Ultra-Scan valuation	(73,174)
Decrease Somerset Gas valuation	(50,349)
Decrease Photonics valuation	(4,980)

Total Change in net Unrealized Appreciation during the year ended December 31, 2005	$244,020

The Corporation recognized appreciation on its equity investments in Topps and Carolina Skiff based on the improving financial condition of these portfolio companies since the Corporation’s first investments. Per the Corporation’s valuation policy, a portfolio company can be valued based on a very conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years.

The Corporation recognized appreciation of $272,000 on its 667,981 shares of Minrad. Minrad is traded under the symbol BUF on the Amex stock exchange. The Corporation’s Minrad shares were restricted under SEC Rule 144. During the year ended December 31, 2005, Minrad’s securities traded between $1.25 and $7.00 per share. The Corporation’s policy is to record the valuation of our publicly held securities on a “mark to market” basis. The Minrad’s shares were therefore valued at $1.65 per share at December 31, 2005, which was the average closing price for the last three trading days of the year.

Kionix was revalued during the second quarter of 2005 due to the fact that the portfolio company failed to achieve certain performance milestones, therefore changing the liquidation preferences of the Series A and B securities. This caused the Corporation to reprice its shares in Kionix from $0.35/share to $0.25/share.

The WineIsIt investment was revalued during the year ended December 31, 2005 after a review by management which identified that Wineisit’s business had deteriorated since the time of the original funding, as compared to their original plan.

The Corporation’s investment in Vanguard was written down to $135,000 during the year ended December 31, 2005 based on a financial review of the portfolio company.

The Ultrascan and Somerset investment valuations were adjusted based on recent rounds of financing that lowered the per share prices.

Photonics is a public stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.

All of these value adjustments were done in accordance with the Corporation’s established valuation policy.

Net Increase (decrease) in Net Assets from Operations

The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2006, the net increase was $8,166,471, as compared to net decreases in net assets from operations of ($411,120) in 2005 and ($211,434) in 2004.

The net increase in net assets from operations for the year ended December 31, 2006 is due to the $9,431,273 net realized and unrealized gain on investments. The net decrease in net assets from operations in 2005 can primarily be attributed to the net investment loss of ($175,179), a realized loss on investments of ($382,353) and an unrealized gain on investments after tax of 146,412. The 2004 decrease is primarily due to the net investment loss of ($112,384) and the increase in unrealized depreciation after tax of ($125,777).

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2006, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,299,852.

Net cash used in operating activities has averaged approximately $345,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations.

The Corporation realized approximately $2,500,000 in net cash flow from investing activities in fiscal 2006. The Corporation has experienced an average net use of cash in the investing activities of approximately $3 million over the two years prior. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available SBA financing and proceeds from prior liquidations of portfolio investments. The Corporation anticipates that it will continue to make new investments and may experience a net use of cash over the next two years. In addition, significant liquidating events within the Corporation’s investment portfolio are difficult to determine with any certainty.

As of December 31, 2006 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of December 31, 2006. Management expects that it will not be necessary to draw down the SBA leverage in 2007, and the large cash balance and expected investment payoffs will be adequate to fund new investments and operating activities. It is anticipated that the remaining $1,900,000 in SBA leverage will be drawn down in fiscal year 2008 prior to the expiration of the commitment and will be available to fund operations and new investments.

Management believes that the cash and cash equivalents at December 31, 2006, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations over the next twelve months.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2006. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2011 and
	2007	2008	2009	2010	beyond

Scheduled Cash Receipts from Portfolio Companies	$2,300,000	$655,000	$675,000	$2,700,000	$576,000

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

Disclosure of Contractual Obligations

The following table shows the Corporation’s contractual obligations at December 31, 2006. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	4-5	More
	Total	1 Year	Years	Years	than 5 yrs

SBA Debentures	$8,100,000	$0	$0	$0	$8,100,000
Operating Lease Obligations (Rent of office space)	$63,600	$15,360	$48,240	$0	$0
Total	$8,163,600	$15,360	$48,240	$0	$8,100,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2006, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2006 and 2005

Statements of Operations for the three years in the period ended December 31, 2006

Statements of Changes in Net Assets for the three years in the period ended December 31, 2006

Statements of Cash Flows for the three years in the period ended December 31, 2006

Schedule of Portfolio Investments as of December 31, 2006

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2006

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2006	2005

Assets
Investments at fair value (identified cost: 2006 — $14,033,789; 2005 — $13,712,890)	$23,649,814	$13,370,862
Cash and cash equivalents	4,299,852	1,209,839
Interest receivable (net of allowance: 2006 — $122,000; 2005 — $236,870)	507,242	297,619
Deferred tax asset	—	846,000
Income tax receivable	—	15,582
Other assets	1,007,036	323,703

Total assets	$29,463,944	$16,063,605

Liabilities and Stockholders’ Equity (net assets)

Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$7,200,000
Deferred tax liability	3,808,000	—
Income tax payable	410,575	—
Accounts payable and accrued expenses	317,359	167,788
Deferred revenue	45,605	79,883

Total liabilities	12,681,539	7,447,671
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(6,253,128)	(4,988,326)
Undistributed net realized gain on investments	9,763,366	6,306,925
Net unrealized appreciation (depreciation) on investments	5,769,615	(205,217)
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2006 — $2.93, 2005 — $1.51)	16,782,405	8,615,934

Total liabilities and stockholders’ equity (net assets)	$29,463,944	$16,063,605

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Investment income:
Interest from portfolio companies	$757,824	$593,125	$645,206
Interest from other investments	53,104	3,601	2,581
Dividend and other investment income	432,296	94,930	64,823
Other income	83,738	44,917	45,094

	1,326,962	736,573	757,704

Operating expenses:
Salaries	482,067	400,340	380,154
Employee benefits	101,785	99,569	85,200
Directors’ fees	59,500	54,200	45,100
Professional fees	116,068	96,917	63,594
Stockholders and office operating	108,687	115,386	116,032
Insurance	43,674	46,017	46,062
Corporate development	54,233	51,875	44,723
Other operating	10,769	9,385	13,454

	976,783	873,689	794,319
Interest on SBA obligations	472,526	277,287	107,407
Bad debt expense (recovery)	69,875	114,870	(914)

Total expenses	1,519,184	1,265,846	900,812

Investment (loss) before income taxes	(192,222)	(529,273)	(143,108)
Current income tax expense	401,801	23,514	24,316
Deferred income tax expense (benefit)	670,779	(377,608)	(55,040)

Net investment (loss)	(1,264,802)	(175,179)	(112,384)

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) on sales and dispositions	3,456,441	(382,353)	26,727
Unrealized appreciation (depreciation) on investments:
Beginning of year	(342,028)	(586,048)	(379,737)
End of year	9,616,025	(342,028)	(586,048)

Change in unrealized appreciation (depreciation) before income taxes	9,958,053	244,020	(206,737)
Deferred income tax expense (benefit)	3,983,221	97,608	(80,960)

Net increase (decrease) in unrealized appreciation	5,974,832	146,412	(125,777)
Net realized and unrealized gain (loss) on investments	9,431,273	(235,941)	(99,050)

Net increase (decrease) in net assets from operations	$8,166,471	$(411,120)	$(211,434)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934
Basic and diluted net increase (decrease) in net assets from operations per share	$1.43	$(0.07)	$(0.04)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Net assets at beginning of period	$8,615,934	$9,027,054	$9,238,488
Net investment (loss)	(1,264,802)	(175,179)	(112,384)
Net realized gain (loss) on sales and dispositions of investments	3,456,441	(382,353)	26,727

Net increase (decrease) in unrealized appreciation	5,974,832	146,412	(125,777)
Net increase (decrease) in net assets from operations	8,166,471	(411,120)	(211,434)
Net assets at end of period	$16,782,405	$8,615,934	$9,027,054

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$8,166,471	$(411,120)	$(211,434)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	26,672	23,297	14,890
Change in interest receivable allowance	—	114,870	(914)
(Increase) decrease in unrealized appreciation of investments	(9,958,053)	(244,020)	206,737
Deferred tax expense (benefit)	4,654,000	(280,000)	(136,000)
Net realized (gain) loss on portfolio investments	(3,456,441)	382,353	(26,727)
Non-cash conversion of debenture interest	(34,356)	(30,852)	(138,319)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(209,623)	(151,999)	75,158
Decrease (increase) in other assets	42,440	(48,207)	(29,504)
Increase in accounts payable and accrued liabilities	560,246	34,891	33,001
(Decrease) increase in deferred revenue	(34,278)	(3,275)	36,405

Total adjustments	(8,409,393)	(202,942)	34,727

Net cash used in operating activities	(242,922)	(614,062)	(176,707)
Cash flows from investing activities:
Investments originated	(3,383,769)	(2,605,260)	(4,464,000)
Proceeds from sale of portfolio investments	4,374,762	17,647	86,813
Proceeds from loan repayments	1,473,322	181,271	572,824
Capital expenditures	(12,255)	(4,001)	(6,232)

Net cash provided by (used in) investing activities	2,452,060	(2,410,343)	(3,810,595)
Cash flows from financing activities:
Proceeds from SBA debenture	900,000	3,700,000	3,500,000
Origination costs to SBA	(19,125)	(92,500)	(87,500)
Purchase of SBA commitment	—	—	(50,000)

Net cash provided by financing activities	880,875	3,607,500	3,362,500

Net increase (decrease) in cash and cash equivalents	3,090,013	583,095	(624,802)

Cash and cash equivalents:
Beginning of year	1,209,839	626,744	1,251,546

End of year	$4,299,852	$1,209,839	$626,744

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2006

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adampluseve, LLC (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	$561,000 Senior Subordinated note at 10% due July 14, 2011. Warrants to purchase approximately 2.5% of Company.	7/14/06	3%	$566,667	$566,667	.10
APF Group, Inc. (e) (g) (h) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$584,328 Consolidated Senior Subordinated note at 12.74% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	586,488	586,488	.10
Carolina Skiff LLC (e) (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21
Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02
EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010. Warrants to purchase 5% of the Company.	12/19/05	5%	500,000	500,000	.09
Gemcor II, LLC (e) (g) (h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 Subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	722,933	722,933	.13
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	33.057% Class A membership interest. 8% cumulative dividend.	8/31/99	33%	400,000	198,000	.03
Innov-X Systems, Inc. (e) (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A Convertible Preferred stock. Warrants for 21,596 common shares.	9/27/04	9%	1,000,000	8,761,700	1.53

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2006 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	1,221,567	.21
New Monarch Machine Tool, Inc. (e) (g) (h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,876.85 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	11%	692,662	692,662	.12
Niagara Dispensing Technologies, Inc. (g) Tonawanda, NY. Beverage dispense technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock.	3/8/06	4%	500,000	500,000	.09
Photonic Products Group, Inc (OTC:PHPG.OB) (a) (i) (Formerly INRAD, Inc.) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. 22,000 shares common stock.	10/31/00	<1%	155,000	133,220	.02
RAMSCO (e) (g) (h) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	819,428	819,428	.14
Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	533,827 Series A Preferred shares.	12/20/05	8%	400,000	400,000	.07
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2006 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Synacor Inc. (e) (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	200,000 shares of Series B preferred stock. 78,186 Series A preferred shares. 80,126 Series C preferred shares. Warrants for 299,146 common shares.	11/18/02	4%	999,478	3,818,000	.67
Topps Meat Company LLC (e) (g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000	.16
Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21
UStec, Inc. Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	$100,000 note at 5% due February 1, 2007 (e). 50,000 common shares. Warrants for 139,395 common shares. (g) $350,000 Senior Subordinated Convertible Debentures at 6% due February 2, 2008.	6/26/98	<1%	450,500	311,000	.06
WineIsIt.com, Corp. (e) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$20,000 note at 12% due April 26, 2007. (g) $500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	821,918	100,000	.02
Other Investments	Other	Various		519,010	33,001	.02

	Total portfolio investments			$14,033,789	$23,649,814	$4.14

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2006 – (Continued)

Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2006 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s, which describe the policies and procedures used in valuing investments. These valuation guidelines are similar to the accounting principals generally accepted in the United States of America. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies that are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of December 31, 2006, the aggregate cost of investment securities approximated $14.0 million. Net unrealized appreciation aggregated approximately $9.6 million of which $11.5 million related to appreciated investment securities and $1.9 million related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment.

(h)	Reduction in cost and value reflects current principal repayment.

(i)	Publicly owned company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2006, 2005, 2004, 2003 and 2002

Selected data for each share of capital stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002

Income from investment operations(1):
Investment income	$0.23	$0.13	$0.13	$0.08	$0.05
Expenses	0.26	0.22	0.16	0.16	0.15

Investment (loss) before income taxes	(0.03)	(0.09)	(0.03)	(0.08)	(0.10)
Income tax expense (benefit)	0.19	(0.06)	(0.01)	(0.03)	0.03

Net investment (loss)	(0.22)	(0.03)	(0.02)	(0.05)	(0.13)
Net realized and unrealized gain (loss) on investments	1.65	(0.04)	(0.02)	0.00	0.05

Increase (decrease) in net asset value	1.43	(0.07)	(0.04)	(0.05)	(.08)
Net asset value, beginning of year	1.51	1.58	1.62	1.67	1.75

Net asset value, end of year	$2.93	$1.51	$1.58	$1.62	$1.67

Per share market value, end of year	$3.50	$1.34	$1.56	$1.45	$1.03

Total return based on market value	161.2%	(14.1)%	7.6%	40.8%	(18.9)%
Total return based on net asset value	94.0%	(4.6)%	(2.5)%	(3.0)%	(4.6)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	11.96%	14.35%	9.86%	10.01%	8.73%
Ratio of expenses including taxes to average net assets	20.41%	10.34%	9.53%	8.45%	10.16%
Ratio of net investment loss to average net assets	(9.96)%	(1.99)%	(1.23)%	(3.67)%	(7.51)%
Portfolio turnover	18.1%	21.6%	50.4%	24.3%	65.4%
Net assets end of year	$16,782,405	$8,615,934	$9,027,054	$9,238,488	$9,604,634
Weighted average shares outstanding at end of year	5,718,934	5,718,934	5,718,934	5,722,776	5,759,260

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

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

Effective August 16, 2002, Rand made an election, following an authorized vote of its stockholders, to become a Business Development Company, or “BDC”. Generally, a BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Prior to this election, Rand operated as a diversified closed-end management investment company registered under the Investment Company Act of 1940.

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management), also a wholly-owned subsidiary, was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital.” On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies. As of December 31, 2006, the Corporation had drawn down $8,100,000 on its leverage commitments (see Note 4).

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

Certain investment agreements require the portfolio companies to meet certain financial and non-financial covenants. At December 31, 2006 certain of Rand’s portfolio investments were in violation of its loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the appropriateness of the carrying value of the investment.

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

The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investments Companies.” Under these rules interest income cannot be recognized

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

Original Issue Discount – Investments may create “original issue discount” or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by the equal amount in the form of a note discount or OID. The note is then reported net of the OID and the OID, therefore, is amortized into interest income over the life of the loan. The Corporation has recorded one original issue discount during the year ended December 31, 2006 in the amount of approximately $68,000 and has recognized $5,557 in OID income for the year ended December 31, 2006. The unamortized OID as of December 31, 2006 amounted to $62,333.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the year ended December 31, 2006 was $26,591 ($17,272 in 2005; $0 in 2004). Annual amortization expense for the next five years is estimated to average $31,000 per year.

Deferred Revenue – The Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2006, 2005 and 2004 amounted to $50,277, $37,916 and $42,094, respectively. Deferred revenue amortization income is estimated to be $21,000 in 2007, and less than $11,000 annually thereafter, based on the deferred revenue balance at December 31, 2006.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes refunded (paid) during the years ended December 31, 2006, 2005 and 2004 amounted to $11,097, ($27,517) and ($42,273), respectively. Interest paid during the years ended December 31, 2006, 2005 and 2004 amounted to $392,080, $216,068 and $44,564, respectively. During 2006, 2005 and 2004, the Corporation converted $34,356, $30,852 and $138,319, respectively, of interest receivable into equity investments. During the year ended December 31, 2006 the Corporation recorded an escrow receivable of $711,249 in connection with the recognized gain on the sale of an investment.

Concentration of Credit and Market Risk – Financial instruments that potentially subject the Corporation to concentrations of credit risk consisted of cash and cash equivalents. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2006, 67% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2005, 52% of the Corporation’s total investment value was held in seven notes and equity securities.

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

Recent Accounting Pronouncements - In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for the likelihood of realization before recording any amounts for such position in the financial statements. FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized. This Interpretation is effective for fiscal years beginning after December 15,

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption. Certain disclosures are required in Form 10-Q in the period of adoption of FIN 48 which would be the March 31, 2007 Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 will have an impact on the Company’s consolidated financial statements from a disclosure standpoint.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”. Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

Note 2. – Other Assets

At December 31, 2006 and 2005 other assets was comprised of the following:

	2006	2005

Escrow receivable from Innov-X	$711,249	—
Deferred debenture costs	247,410	254,876
Dividend receivables	19,254	58,494
Operating receivables	16,228	3,846
Property, plant and equipment (net)	12,895	6,487

Total other assets	$1,007,036	$323,703

In December 2006 the Corporation sold a portion of its shares in Innov-X. As part of the sale a percentage of the proceeds were to be held in an escrow account which the Corporation has recorded as a receivable. The amount is expected to be released from escrow in fiscal year 2008.

Note 3. – Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effect of the major temporary difference and carryforwards that give rise to the Corporation’s net deferred tax (liabilities) assets at December 31, 2006 and 2005 are approximately as follows:

	2006	2005

Operations	$(125,000)	$54,000
Investments	(3,846,000)	137,000
Tax credit carryforwards	163,000	–
Net operating loss carryforwards	–	655,000

Deferred tax (liability) asset, net	$(3,808,000)	$846,000

The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2006 and 2005.

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2006	2005	2004

Current:
Federal	$398,154	$–	$–
State	3,647	23,514	24,316

	401,801	23,514	24,316

Deferred:
Federal	3,956,000	(112,000)	(85,000)
State	698,000	(168,000)	(51,000)

	4,654,000	(280,000)	(136,000)

Total	$5,055,801	$(256,486)	$(111,684)

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2006	2005	2004

Net investment gain (loss) and realized gain (loss) before income tax expense (benefit)	$13,222,272	$(667,606)	$(323,118)

Expected tax expense (benefit) at statutory rate	$4,495,572	$(226,986)	$(109,860)
State – net of federal effect	793,336	(40,057)	(19,387)
Tax credits and other	(233,107)	(4,443)	17,563

Total	$5,055,801	$(271,486)	$(111,684)

At December 31, 2006 the Corporation no longer had any federal net operating loss carryforwards, state net operating loss carryforwards or capital loss carryforwards. For state tax purposes the Corporation had a Qualified Emerging Technology Company (QETC) tax credit carryforward of $247,300 at December 31, 2006 which does not have an expiration date. At December 31, 2005, the Corporation had federal net operating loss carryforwards of $1,351,000, state net operating loss carryforwards of $1,365,000 and capital loss carryforwards of $382,000.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. – SBA Debenture Obligations

Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of its approved SBA Guaranteed Debenture leverage. This fee was paid in two installments of $50,000 each in July 2003 and August 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and is a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. As of December 31, 2006, Rand SBIC has debentures payable to and guaranteed by the SBA totaling $8,100,000 ($7,200,000 at December 31, 2005) against this commitment. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.12% to 5.995%, plus an annual charge that ranged from .855% to .887% during the year ended December 31, 2006. The debentures outstanding at December 31, 2006 mature from 2014 to 2016.

Note 5. – Stockholders’ Equity (Net Assets)

At December 31, 2006 and 2005, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 26, 2007.

Summary of change in equity accounts:

	Accumulated	Undistributed	Net unrealized
	Net	Net Realized	Appreciation
	Investment	Gain (Loss) on	(Depreciation)
	Loss	Investments	on Investments

Balance, December 31, 2004	$(4,813,146)	$6,689,278	$(351,629)
Net (decrease) increase in net assets from operations	(175,180)	(382,353)	146,412

Balance, December 31, 2005	$(4,988,326)	$6,306,925	$(205,217)

Net (decrease) increase in net assets from operations	(1,264,802)	3,456,441	5,974,832

Balance, December 31, 2006	$(6,253,128)	$9,763,366	$5,769,615

Note 6. – Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2006 and 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

Note 7. – Employee Benefit Plans

The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Plan expense was $22,073, $21,847 and $20,304 during the years ended December 31, 2006, 2005 and 2004, respectively.

In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with of the Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”).There were no contributions to the Plan during the years ended 2006, 2005 and 2004

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. – Commitments and Contingencies

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2006 and 2005 were $27,142 and, $34,333, respectively.

The Corporation has a lease for office space which expires in December 2010. Rent expense under this operating lease was approximately $16,000 for the year ended December 31, 2006 ($17,000 for 2005 and $17,000 for 2004). The future operating lease obligation for the next 4 years is approximately $16,000 per year.

Note 9. – Subsequent Events

Subsequent to the year ended December 31, 2006, two portfolio companies repaid their debenture instruments totaling $825,000 to the Corporation.

Note 10. – Quarterly Operations and Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2006
Investment income	$506,419	$406,127	$213,171	$201,245
Net increase in net assets from operations	7,653,329	81,037	238,475	193,630
Basic and diluted net increase in net assets from operations per share	1.34	0.01	0.04	0.04
2005
Investment income	$229,858	$171,004	$178,059	$157,653
Net (decrease) increase in net assets from operations	(301,949)	(41,711)	(173,607)	106,147
Basic and diluted net (decrease) increase in net assets from operations per share	(0.05)	(0.01)	(0.03)	0.02

Note 11. – Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses from interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the accounts receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2006	2005	2004

Balance at beginning of year	$(236,870)	$(122,000)	$(122,914)
Provision for losses	–	(114,870)	(122,000)
Recoveries/Sales	114,870	–	122,914

Balance at end of year	$(122,000)	$(236,870)	$(122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED GAIN
For the Year Ended December 31, 2006

	Cost	Realized
	Increase	Gain
	(Decrease)	(Loss)

New and additions to previous investments
Innov-X	$1,000,000
Adam+Eve	561,000
Synacor	507,999
Niagara Dispensing	500,000
New Monarch	300,000
Kionix	243,704
Rocket Broadband	195,918
Innov-X	55,148
Synacor	21,479
Wineisit	20,000
Photonics	10,000
Adam+Eve	5,667
New Monarch	2,877

	3,423,792
Investments sold/liquidated
Minrad stock sales	(919,422)	$1,256,759
Concentrix payback	(600,000)
Innovex debt repayment	(600,000)
Synacor repayment	(350,000)
Vanguard sale	(270,000)	(81,000)
New Monarch repayment	(135,214)
Ramsco repayment	(97,519)
Innov-X sold shares	(90,148)	2,280,682
Gemcor repayment	(27,067)
APF repayment	(8,106)
Takeform, Inc. repayment	(5,417)

	(3,102,893)	3,456,441

Net change in investments at Cost and Realized gain	$320,899	$3,456,441

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, including the consolidated schedule of portfolio investments as of December 31, 2006, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2006, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2006 and 2005. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2006 and 2005, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2006, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $23,649,814 (141% of net assets) and $13,370,862 (155% of net assets) as of December 31, 2006 and 2005, respectively, include securities valued at $23,516,594 and $12,128,642, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2006 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Freed Maxick & Battaglia, CPA’s, PC

Buffalo, New York
March 23, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of that date, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

Changes in Internal Control Over Financial Reporting.  There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2007, to be filed under Regulation 14A (the “2007 Proxy Statement”).

The Corporation has adopted a written code of ethics and officer Code of Ethics that applies to our principal executive officer, principal financial officer, and controller, and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. The Corporation’s Code of Ethics and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation’s website located at www.randcapital.com.

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2007 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2007 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2007 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accounting Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2007 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2006 and 2005

Statements of Operations for the three years in the period ended December 31, 2006

Statements of Changes in Net Assets for the three years in the period ended December 31, 2006

Statements of Cash Flows for the three years in the period ended December 31, 2006

Schedule of Portfolio Investments as of December 31, 2006

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2006

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 10 to the consolidated financial statements.

(b) The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan – incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.8)	Profit Sharing Plan – incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation – filed on the Corporation’s Form 10-K filed December 31, 2001.

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P. – filed herewith

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2007
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum	President	March 22, 2007

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 22, 2007

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum	Director	March 22, 2007

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 22, 2007

/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 22, 2007

/s/ Willis S. McLeese Willis S. McLeese	Director	March 22, 2007

/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 22, 2007

/s/ Jayne K. Rand Jayne K. Rand	Director	March 22, 2007

/s/ Robert M. Zak Robert M. Zak	Director	March 22, 2007