Form 10-Q
period 2007-03-31
RAND CAPITAL CORP
filed 2007-05-15
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
As of May 7, 2007 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31,
	(Unaudited)	2006
ASSETS
Investments at fair value (identified cost: 3/31/07 - $13,126,870; 12/31/06 - $14,033,789)	$22,852,516	$23,649,814
Cash and cash equivalents	4,215,573	4,299,852
Interest receivable (net of allowance: 3/31/07 - $122,000; 12/31/06 - $122,000)	503,861	507,242
Other assets	1,314,801	1,007,036

Total assets	$28,886,751	$29,463,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred income taxes	3,412,000	3,808,000
Income tax payable	8,591	410,575
Accounts payable and accrued expenses	95,657	317,359
Deferred revenue	40,377	45,605

Total liabilities	11,656,625	12,681,539

Stockholders’ equity (net assets):
Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(6,162,940)	(6,253,128)
Undistributed net realized gain on investments	9,724,130	9,763,366
Net unrealized appreciation on investments	6,166,384	5,769,615
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share: 3/31/07-$3.01 , 12/31/2006-$2.93)	17,230,126	16,782,405

Total liabilities and stockholders’ equity (net assets)	$28,886,751	$29,463,944

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Investment income:
Interest from portfolio companies	$199,717	$172,020
Interest from other investments	46,047	5,143
Dividend and other investment income	229,420	13,135
Other income	5,228	10,947

	480,412	201,245

Operating expenses:
Salaries	106,970	96,284
Employee benefits	42,313	31,926
Directors’ fees	12,250	13,500
Professional fees	31,678	26,536
Stockholders and office operating	32,413	26,228
Insurance	10,920	10,920
Corporate development	14,790	12,905
Other operating	2,479	2,622

	253,813	220,921
Interest on SBA obligations	125,766	106,924

Total expenses	379,579	327,845

Investment gain (loss) before income taxes	100,833	(126,600)
Current income tax expense	98,297	5,000
Deferred income tax (benefit) expense	(98,668)	11,089

Net investment gain (loss)	101,204	(142,689)

Realized and unrealized gain on investments:

Net (loss) gain on sales and dispositions	(39,236)	187,953
Unrealized appreciation (depreciation) on investments:
Beginning of period	9,616,025	(342,028)
End of period	9,725,646	(94,751)

Change in unrealized appreciation (depreciation) before income taxes	109,621	247,277

Deferred income tax expense	40,121	98,911

Net change in unrealized appreciation (depreciation) on investments	69,500	148,366

Net realized and unrealized gain on investments	30,264	336,319

Net increase in net assets from operations	$131,468	$193,630

Weighted average shares outstanding	5,718,934	5,718,934

Basic and diluted net increase in net assets from operations per share	$0.02	$0.03
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	March 31, 2007	March 31, 2006

Cash flows from operating activities:

Net increase in net assets from operations	$131,468	$193,630
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	8,496	7,708
Original issue discount amortization	(62,333)	—
Increase in unrealized appreciation of investments	(109,621)	(247,277)
Deferred tax expense (benefit)	(58,547)	110,000
Net realized loss (gain) on portfolio investments	39,236	(187,953)
Non-cash conversion of debenture interest	(40,000)	(2,877)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	3,381	(31,344)
(Increase) decrease in other assets	(314,910)	30,986
Decrease in accounts payable and accrued liabilities	(644,886)	(95,922)
Decrease in deferred revenue	(5,228)	(3,948)

Total adjustments	(1,184,412)	(420,627)

Net cash used in operating activities	(1,052,944)	(226,997)

Cash flows from investing activities:
Investments originated	—	(800,000)
Proceeds from sale of portfolio investments	—	581,396
Proceeds from loan repayments	970,015	26,544
Capital expenditures	(1,350)	—

Net cash provided (used) by investing activities	968,665	(192,060)

Net decrease in cash and cash equivalents	(84,279)	(419,057)

Cash and cash equivalents:
Beginning of period	4,299,852	1,209,839

End of period	$4,215,573	$790,782

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Net assets at beginning of period	$16,782,405	$8,615,934

Cumulative effect adjustment for uncertain tax positions — FIN 48	316,253	—

Net investment gain (loss)	101,204	(142,689)

Net realized gain (loss) on investments	(39,236)	187,953

Net change in unrealized appreciation on investments	69,500	148,366

Net increase in net assets	447,721	193,630

Net assets at end of period	$17,230,126	$8,809,564

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
March 31, 2007
(Unaudited)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand
Adampluseve, Inc. (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	Warrants to purchase 1,715 Series A Convertible Preferred shares.	7/14/06	3%	$68,000	$133,341	.02

APF Group, Inc. (g)(h) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$584,328 Consolidated Senior Subordinated note at 12.74% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	570,960	570,960	.10

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 Subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	708,989	708,989	.12

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	33.057% Class A membership interest. 8% cumulative dividend.	8/31/99	33%	400,000	198,000	.03

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A Convertible Preferred stock. Warrants for 21,596 common shares.	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	1,221,568	.21

New Monarch Machine Tool, Inc. (e)(g)(h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,877 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	11%	651,333	651,333	.11

Niagara Dispensing Technologies, Inc. (g) Tonawanda, NY. Beverage dispensing technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock.	3/8/06	4%	540,000	540,000	.09

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
March 31, 2007 (Continued)
(Unaudited)

						Per
		(b)				Share
		Date	(c)		(d)	of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Photonic Products Group, Inc (OTC:PHPG.OB) (i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. (a) 22,000 shares common stock.	10/31/00	<1%	155,000	138,500	.02

RAMSCO (e)(g)(h) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	793,644	793,644	.14

Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	533,827 Series A-1 Preferred shares.	12/20/05	8%	400,000	400,000	.07

Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	200,000 shares of Series B preferred stock. 78,186 Series A preferred shares. 80,126 Series C preferred shares. Warrants for 299,146 common shares.	11/18/02	4%	999,478	3,818,000	.67

Topps Meat Company LLC (e)(g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and other portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000	.16
Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

Ustec, Inc. Victor, NY. Markets digital wiring systems for new home construction. www.ustecnet.com	$100,000 note at 5% due February 1, 2007. 50,000 common shares. Warrants for 139,395 common shares.	6/26/98	<1%	100,500	0	.00

Wineisit.Com, Corp. (e) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$20,000 note at 12% due April 26, 2007. (g) $500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			517,343	31,333	.02

	Total portfolio investments			$13,126,870	$22,852,516

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
March 31, 2007 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2007 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c) The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds equity interest of less than one percent.
(d) The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies that are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities if it is sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the portfolio company. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) Income Tax Information — As of March 31, 2007, the aggregate cost of investment securities approximated $13.1 million. Net unrealized appreciation was approximately $9.7 million of which $11.5 million related to appreciated investment securities and $1.8 million related to depreciated investment securities
(g) Rand Capital SBIC, L.P. investment.
(h) Reduction in cost and value reflects current principal repayment.
(i) Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
Note 1. ORGANIZATION
     Rand Capital Corporation (“Rand” or “Corporation”) was incorporated under the laws of the state of New York on February 24, 1969. Commencing in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8(b) of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand filed an election to be treated as a business development company (“BDC”) under the 1940 Act, which became effective on the date of filing. A BDC is a specialized type of investment company that is primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional finance channels. There was no impact on the corporate structure as a result of the change to a BDC. Rand continues to operate as a publicly held venture capital company, listed on the NASDAQ Capital Market tier of the NASDAQ Stock Market under the symbol “RAND.”
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
     The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. This fee was 1% of the face amount of the leverage reserved under the commitment and represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of March 31, 2007, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
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
     Rand formed Rand SBIC in 2002 as a limited partnership because that was the organizational form that the SBA strongly encouraged for all new entities seeking licenses as SBICs, and Rand formed Rand SBIC in a manner that was consistent with the SBA’s model limited partnership forms for licensed SBICs. In that structure, the general partner of Rand SBIC is Rand Management, a limited liability company whose managers are the principal executive officers of Rand.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2007 are not necessarily indicative of the results for the full year.
     These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC during the period of time prior to the date of this report. Those filings include, but are not limited to the following:

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2006
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2006, June 30, 2006, and March 31, 2006
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
     The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the SEC are available through the Corporation’s website.
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
     Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID which, is amortized into interest income over the life of the loan. The Corporation had one OID during the quarter ended March 31, 2007 that was fully amortized into income during the quarter due to the fact that the underlying debt instrument was paid in full. The OID amortized into income during the quarter was $62,333.
     Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $6,996 for the three months ended March 31, 2007, compared to $6,208 for the three months ended March 31, 2006.
     Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information — Income taxes paid during the three months ended March 31, 2007 and 2006 amounted to $508,222 and $9,822, respectively. Interest paid during the three months ended March 31, 2007 and 2006 amounted to $230,103 and $172,965, respectively. During the three months ended March 31, 2007 and 2006, the Corporation converted $40,000 and $2,877, respectively, of interest receivable into equity investments.
     Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Stockholders’ Equity (Net Assets) — At March 31, 2007 and December 31, 2006, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 26, 2007. During the three month periods ended March 31, 2007 and 2006 the Corporation did not purchase any shares for the treasury.

     Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2007 and 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
     Uncertain Tax Positions — Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. FIN 48 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.
     The cumulative effect of adopting FIN 48 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which if recognized would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at January 1, 2007.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
FORWARD LOOKING STATEMENTS
     Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time and those statements may be included in documents that are filed with the Securities and Exchange Commission. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio companies trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described in Part II, Item 1A of this report, the text of which is incorporated herein by reference.
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
Critical Accounting Policies
     The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the December 31, 2006 Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

			Increase	% Increase
	3/31/07	12/31/06	(Decrease)	(Decrease)

Total assets	$28,886,751	$29,463,944	($577,193)	(2.0%)
Total liabilities	11,656,625	12,681,539	(1,024,914)	(8.1%)

Net assets	$17,230,126	$16,782,405	$447,721	2.7%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	3/31/07	12/31/06	(Decrease)	(Decrease)

Investments, at cost	$13,126,870	$14,033,789	($906,919)	(6.5%)
Unrealized appreciation, net	9,725,646	9,616,025	109,621	1.1%

Investments at fair value	$22,852,516	$23,649,814	($797,298)	(3.4%)

     The change in investments, at cost, is comprised of the following:

Changes to investments:	Amount
Adampluseve, Inc. (Adampluseve) warrant amortization	$62,333
Niagara Dispensing Technologies, Inc. (Niagara Dispensing) interest conversion	40,000

Total of changes in investments during the three months ended March 31, 2007	$102,333

Sales/Investment Repayments
Adampluseve	(561,000)
UStec, Inc. (UStec)	(350,000)
New Monarch Machine Tool, Inc. (Monarch)	(41,330)
Ramsco	(25,784)
APF Group, Inc. (APF)	(15,528)
Gemcor II, LLC (Gemcor)	(13,944)
Takeform	(1,666)

Total of sales or investment repayments during the three months ended March 31, 2007	(1,009,252)

Total change in investment balance, at cost during the three months ended March 31, 2007	($906,919)

     Net asset value per share (NAV) was $3.01/share at March 31, 2007 versus $2.93/share at December 31, 2006.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 133% of net assets at March 31, 2007 and 141% of net assets at December 31, 2006.
     Cash and cash equivalents approximated 25% of net assets at March 31, 2007 compared to 26% at December 31, 2006.

Results of Operations
Investment Income
     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments.
Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

			Increase	% Increase
	March 31, 2007	March 31, 2006	(Decrease)	(Decrease)

Interest from portfolio companies	$199,717	$172,020	$27,697	16.1%
Interest from other investments	46,047	5,143	40,904	795.3%
Dividend and other investment income	229,420	13,135	216,285	1,646.6%
Other income	5,228	10,947	(5,719)	(52.2%)

Total investment income	$480,412	$201,245	$279,167	138.7%

Interest from portfolio companies — Portfolio interest income increased $27,697 or 16.1% during the three months ended March 31, 2007 as compared to the same period in the prior year. This increase is attributable to the fact that Adampluseve paid off its debenture instrument early and therefore the remaining $62,333 in unamortized Original Issue Discount (OID) was accreted into income. OID income is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This transaction requires an allocation of a portion of the investment price to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.
     The increase attributed to OID income was offset by a decrease in portfolio interest revenue due to the fact that four debenture instruments (Concentrix Corporation (Concentrix), Innov-X Systems, Inc.(Innov-X), UStec and Synacor Inc (Synacor)) that contributed to portfolio interest income in the first quarter of 2006 were either repaid or converted into equity instruments during the last three quarters of 2006 and the first quarter of 2007 thereby reducing portfolio interest income during the first quarter of 2007.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments the Corporation has ceased accruing interest income on the following investment instruments:

		Investment	Year that Interest
Company	Interest Rate	Cost	Accrual Ceased

Contract Staffing	5%	$141,400	2006
G-Tec	8%	400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	821,918	2005
Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances and the fact that the cash balance is approximately $3,425,000 higher at March 31, 2007 than at March 31, 2006.

Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) that the Corporation has invested in. The Corporation’s investment agreements with certain LLC’s require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the three months ended March 31, 2007 consisted of distributions from Gemcor II, LLC (Gemcor) for $204,051, Topps Meat Company LLC (Topps) for $12,545 and Carolina Skiff LLC (Carolina Skiff) for $12,824. Dividend income for the three months ended March 31, 2006 consisted of distributions from Topps for $5,302 and Gemcor for $7,833.
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
     Other income decreased slightly due to the fact that the Corporation only charged two portfolio companies closing fees in 2006. The annualized financing fee income based on the existing portfolio will be approximately $21,000 annually in 2007 and less than $10,000 annually thereafter.
Operating Expenses

	March 31, 2007	March 31, 2006	Increase	% Increase
Total Expenses	$379,579	$327,845	$51,734	16%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The increase in operating expenses during the three months ended March 31, 2007 can be attributed to the 18% or $18,842 increase in SBA interest expense. The Corporation has borrowed $8,100,000 from the SBA as of March 31, 2007 at an average borrowing rate, including surcharges, of approximately 5.9%. The Corporation expects that interest costs will continue to increase in 2007 and beyond as it continues to draw down SBA leverage up to the maximum approved leverage of $10 million. The Corporation anticipates that the remaining SBA leverage of $1,900,000 will be drawn down in 2008. This interest is paid on a semi-annual basis.
     In addition, salaries expense increased 11% or $10,686 from $96,284 for the three months ended March 31, 2006 to $106,970 for the three months ended March 31, 2007. Benefit expense also increased by 33% or $10,387 from $31,926 for the three months ended March 31, 2006 to $42,313 for the three months ended March 31, 2007. These increases are due to salary increases and increases in benefit rates. Professional fees were $31,678 and $26,536 for the three months ended March 31, 2007 and 2006, respectively. This increase of 19% or $5,142 can be attributed to the growth of the Corporation’s investment portfolio and the proposed restructuring of the corporate structure to comply with certain SBA regulations that were discussed in Note 1 “Organization”. The Corporation expects legal fees to continue to increase until the reorganization is finalized in 2007.

Net Realized Gains and Losses on Investments
     During the three months ended March 31, 2007, the Corporation recognized a net realized loss of ($39,236) as UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764. During the three months ended March 31 2006, the Corporation recognized a net realized gain of $187,953 on its sale of 290,000 shares of Minrad International Inc. (Minrad). The average sales price of Minrad was $2.05/share and the basis of the stock was $1.36/share. The Corporation incurred $14,500 in broker transaction fees that were netted against the realized gain
Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net increase in unrealized appreciation on investments of $109,621 during the three months ended March 31, 2007, as compared to an increase of $247,277 during the three months ended March 31, 2006. The increase in unrealized appreciation on investments of $109,621 is due to the following valuation changes made by the Corporation:

March 31,
2007
Adampluseve warrants	$65,341
Reclass UStec to realized loss	39,000
Photonics valuation to market	5,280

Total increase in net unrealized appreciation during the three months ended March 31, 2007	$109,621

     The Corporation recognized appreciation on its remaining equity investment in Adampluseve. The portfolio company participated in a round of financing in January 2007 that caused them to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve and they were adjusted based on the pricing of this recent round of financing.
     Photonics is a publicly traded stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     The Corporation recorded a net decrease in unrealized depreciation on investments of $247,277 during the three months ended March 31, 2006. The decrease in unrealized depreciation on investments of $247,277 is due to the following valuation changes made by the Corporation:

March 31,
2006
Minrad valuation to market	$329,453
Photonics valuation to market	2,880
Reclass Minrad unrealized gain to realized gain on shares sold	(85,056)

Total decrease in net unrealized depreciation during the three months ended March 31, 2006	$247,277

     As a result of the stock sale, the Corporation recognized appreciation of $329,453 on its 387,981 remaining shares of Minrad.
     All of these value adjustments are consistent with the Corporation’s established valuation policy.

Net Increase in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2007, the net increase in net assets from operations was $131,468 as compared to a net increase in net assets from operations of $193,630 for the same three month period in 2006. The increase for the period ending March 31, 2007 is attributed to an increase in net investment gain of $101,204 which is due to improved investment income from the Corporation’s portfolio investments.
Liquidity and Capital Resources
     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest.
     As of March 31, 2007, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,215,573.
     As of March 31, 2007 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of March 31, 2007. These SBA borrowings will have balloon maturities beginning in 2014. Management expects that it will not be necessary to draw down the SBA leverage for the remainder of 2007, and that the large cash balance will be adequate to fund new investments and operating activities. The Corporation anticipates that the remaining $1,900,000 in SBA leverage will be drawn down in fiscal year 2008 prior to the expiration of the commitment and will be available to fund operations and new investments.
     Management believes that the cash and cash equivalents at March 31, 2007, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation expects its cash flow related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
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
     As of March 31, 2007 the Corporation did not have any off-balance sheet investments or hedging investments.

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
     Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Corporation is Dependent Upon Key Management Personnel for Future Success
     The Corporation is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior officers. The departure of either of its senior officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.
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
Fluctuations of Quarterly Results
     The Corporation’s quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
Dated: May 10, 2007

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum Allen F. Grum, President

By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.

By: RAND CAPITAL MANAGEMENT LLC General Partner

By: RAND CAPITAL CORPORATION Member

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer