Form 10-Q
period 2007-06-30
RAND CAPITAL CORP
filed 2007-08-13
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

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
Large accelerated filer     ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of August 7, 2007 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31,
	(Unaudited)	2006
ASSETS

Investments at fair value (identified cost: 6/30/07 — $13,074,578; 12/31/06 — $14,033,789)	$22,809,724	$23,649,814
Cash and cash equivalents	4,358,779	4,299,852
Interest receivable (net of allowance: 6/30/07 — $122,000; 12/31/06 — $122,000)	548,258	507,242
Income tax receivable	73,341	—
Other assets	1,065,674	1,007,036

Total assets	$28,855,776	$29,463,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred income taxes	3,124,000	3,808,000
Income tax payable	—	410,575
Accounts payable and accrued expenses	217,749	317,359
Deferred revenue	25,961	45,605

Total liabilities	11,467,710	12,681,539

Stockholders’ equity (net assets):
Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(4,113,146)	(6,253,128)
Undistributed net realized gain on investments	7,826,241	9,763,366
Net unrealized appreciation on investments	6,172,419	5,769,615
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share: 6/30/07—$3.04 , 12/31/2006—$2.93)	17,388,066	16,782,405

Total liabilities and stockholders’ equity (net assets)	$28,855,776	$29,463,944

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Investment income:
Interest from portfolio companies	$134,479	$180,438	$334,196	$352,458
Interest from other investments	46,243	6,196	92,290	11,339
Dividend and other investment income	179,590	15,103	409,010	28,238
Other income	15,416	11,434	20,644	22,381

	375,728	213,171	856,140	414,416

Operating expenses:
Salaries	100,587	95,624	207,557	191,908
Employee benefits	23,076	21,227	65,389	53,153
Directors’ fees	44,250	23,250	56,500	36,750
Professional fees	65,584	48,467	97,262	75,003
Stockholders and office operating	41,741	41,640	74,154	67,868
Insurance	10,920	10,920	21,840	21,840
Corporate development	17,675	15,770	32,465	28,675
Other operating	3,062	1,936	5,541	4,558

	306,895	258,834	560,708	479,755
Interest on SBA obligations	125,765	112,574	251,531	219,498

Total expenses	432,660	371,408	812,239	699,253

Investment (loss) gain before income taxes	(56,932)	(158,237)	43,901	(284,837)

Current income tax expense	(83,068)	(5,000)	(181,365)	(10,000)
Deferred income tax benefit	291,465	13,708	390,133	2,619

Net investment gain (loss)	151,465	(149,529)	252,669	(292,218)

Realized and unrealized gain (loss) on investments:
Net gain (loss) on sales and dispositions	440	38,941	(38,796)	226,894
Unrealized appreciation (depreciation) on investments:
Beginning of period	9,725,646	(94,751)	9,616,025	(342,028)
End of period	9,735,146	487,020	9,735,146	487,020

Change in unrealized appreciation (depreciation) before income taxes	9,500	581,771	119,121	829,048
Deferred income tax expense	3,465	232,708	43,586	331,619

Net change in unrealized appreciation (depreciation) on investments	6,035	349,063	75,535	497,429

Net realized and unrealized gain on investments	6,475	388,004	36,739	724,323

Net increase in net assets from operations	$157,940	$238,475	$289,408	$432,105

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934

Basic and diluted net increase in net assets from operations per share	$0.03	$0.04	$0.05	$0.08
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Unaudited )

	June 30, 2007	June 30, 2006

Cash flows from operating activities:

Net increase in net assets from operations	$289,408	$432,105
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	16,991	15,599
Original issue discount accretion	(62,333)	—
Increase in unrealized appreciation of investments	(119,121)	(829,048)
Deferred tax (benefit) expense	(346,547)	329,000
Net realized loss (gain) on portfolio investments	38,796	(226,894)
Non-cash conversion of debenture interest	(50,000)	(12,877)
Changes in operating assets and liabilities:
Increase in interest receivable	(41,016)	(88,606)
(Increase) decrease in other assets	(74,280)	47,348
(Decrease) increase in accounts payable and accrued liabilities	(604,726)	42,496
Decrease in deferred revenue	(19,643)	(12,588)

Total adjustments	(1,261,879)	(735,570)

Net cash used in operating activities	(972,471)	(303,465)

Cash flows from investing activities:
Investments originated	(10)	(820,000)
Proceeds from sale of portfolio investments	440	950,885
Proceeds from loan repayments	1,032,318	74,368
Capital expenditures	(1,350)	(12,256)

Net cash provided by investing activities	1,031,398	192,998

Cash flows from financing activities:
Proceeds from SBA debenture	—	400,000
Origination costs to SBA	—	(7,250)

Net cash provided by financing activities	—	392,750

Net increase in cash and cash equivalents	58,927	282,283

Cash and cash equivalents:
Beginning of period	4,299,852	1,209,839

End of period	$4,358,779	$1,492,122

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net assets at beginning of period	$17,230,126	$8,809,564	$16,782,405	$8,615,934

Cumulative effect adjustment for uncertain tax positions — FIN 48	—	—	316,253	—
Net investment gain (loss)	151,465	(149,529)	252,669	(292,218)

Net realized gain (loss) on investments	440	38,941	(38,796)	226,894

Net change in unrealized appreciation (depreciation) of investments	6,035	349,063	75,535	497,429

Net increase in net assets from operations	157,940	238,475	605,661	432,105

Net assets at end of period	$17,388,066	$9,048,039	$17,388,066	$9,048,039

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
June 30, 2007
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adampluseve, Inc. (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	Warrants to purchase 1,715 Series A Convertible Preferred shares.	7/14/06	3%	$68,000	$133,341	.02

APF Group, Inc. (g)(h) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$584,328 Consolidated Senior Subordinated note at 13.99% due June 30, 2011. Warrants to purchase 10.2941 shares of commonstock.	7/8/04	6%	566,504	566,504	.10

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

Contract Staffing Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 Subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	694,765	694,765	.12

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	33.057% Class A membership interest. 8% cumulative dividend.	8/31/99	33%	400,000	198,000	.03

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A Convertible Preferred stock. Warrants for 21,596 common shares.	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,043	1,221,567	.21

New Monarch Machine Tool, Inc. (e)(g)(h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,877 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	11%	608,961	608,961	.11

Niagara Dispensing Technologies, Inc. (g) Tonawanda, NY. Beverage dispensing technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock. 200 shares common stock.	3/8/06	4%	540,010	540,010	.09

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
June 30, 2007 (Continued)
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Photonic Products Group, Inc (OTC:PHPG.OB) (i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. (a) 26,000 shares common stock.	10/31/00	<1%	165,000	158,000	.03

RAMSCO (e)(g)(h) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$916,947.23 notes at 13% due November 18, 2007. Warrants to purchase 12.5% of common shares.	11/19/02	13%	793,644	793,644	.14

Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	533,827 Series A-1 Preferred shares.	12/20/05	8%	400,000	400,000	.07

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	200,000 shares of Series B preferred stock. 78,186 Series A preferred shares. 80,126 Series C preferred shares. Warrants for 299,146 common shares.	11/18/02	4%	999,478	3,818,000	.67

Topps Meat Company LLC (e)(g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and other portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	927,000	.16

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

WineIsIt.com, Corp. (e) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$20,000 note at 12% due April 26, 2007. (g) $500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			616,594	30,084	.02

	Total portfolio investments			$13,074,578	$22,809,724	$3.99

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
June 30, 2007 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2007 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(f) Income Tax Information — As of June 30, 2007, the aggregate cost of investment securities approximated $13.1 million. Net unrealized appreciation aggregated approximately $9.7 million of which $11.5 million related to appreciated investment securities and $1.8 million related to depreciated investment securities
(g) Rand Capital SBIC, L.P. investment.
(h) Reduction in cost and value reflects current principal repayment.
(i) Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2007 and 2006
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
     The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. This fee was 1% of the face amount of the leverage reserved under the commitment and represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of June 30, 2007, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
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
     In discussions between Rand and the SBA, the SBA has recently indicated that if Rand SBIC is reorganized as a corporation whose directors are directors of Rand, it will continue to permit Rand SBIC to be licensed as an SBIC. Accordingly, Rand is currently in discussions with the SEC and the SBA concerning the reorganization of Rand SBIC as a wholly owned corporate subsidiary of Rand whose board of directors will be comprised of directors of Rand, a majority of whom will not be “interested persons” of Rand or Rand SBIC, and concerning the licensing of the new corporate subsidiary as an SBIC. Based on the current status of these discussions, Rand does not expect that either the reorganization process or the subsequent operations of Rand SBIC as a corporation will result in any material change in the operations of Rand SBIC. Once the reorganization is completed, Rand expects to make an appropriate amendment to its Exemption Application to the SEC, and it believes that it will receive exemptions necessary for its operation of Rand SBIC as a BDC.
     Rand operates Rand SBIC through Rand Management for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC’s operations are consolidated with those of Rand for both financial reporting and tax purposes.
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2007 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2006
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2007, September 30, 2006 and June 30, 2006
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
     The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also utilizes other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.
     Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID which, is accreted into interest income over the life of the loan. The Corporation had one OID during the six months ended June 30, 2007 that was fully accreted into income during this period due to the fact that the underlying debt instrument was paid in full. The OID accreted into income during the six months ended June 30, 2007 was $62,333.
     Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense was $13,991 for the six months ended June 30, 2007, compared to $12,600 for the six months ended June 30, 2006.
     Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information — Income taxes paid (refunded) during the six months ended June 30, 2007 and 2006 amounted to $673,222 and ($9,832), respectively. Interest paid during the six months ended June 30, 2007 and 2006 amounted to $230,103 and $172,965, respectively. During the six months ended June 30, 2007 and 2006, the Corporation converted $50,000 and $12,877, respectively, of interest receivable into equity investments.
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
     Stockholders’ Equity (Net Assets) — At June 30, 2007 and December 31, 2006, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 26, 2007. During the six month periods ended June 30, 2007 and 2006 the Corporation did not purchase any shares for the treasury.

     Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2007 and 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
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
     The cumulative effect of adopting FIN 48 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at January 1, 2007 and June 30, 2007.
     The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. The Company and its subsidiaries, state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.
     Subsequent Events — Subsequent to the quarter end of June 30, 2007, the Corporation made two investments in two portfolio companies totaling $750,000.

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

Financial Condition
Overview:

			Increase	% Increase
	6/30/07	12/31/06	(Decrease)	(Decrease)
Total assets	$28,855,776	$29,463,944	($608,168)	(2.1%)
Total liabilities	11,467,710	12,681,539	(1,213,829)	(9.6%)

Net assets	$17,388,066	$16,782,405	$605,661	3.6%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	6/30/07	12/31/06	(Decrease)	(Decrease)
Investments, at cost	$13,074,578	$14,033,789	($959,211)	(6.8%)
Unrealized appreciation, net	9,735,146	9,616,025	119,121	1.2%

Investments at fair value	$22,809,724	$23,649,814	($840,090)	(3.6%)

     The change in investments, at cost, is comprised of the following:

Amount
Changes to investments:
Adampluseve, Inc. (Adampluseve) warrant accretion	$62,333
Niagara Dispensing Technologies, Inc. (Niagara Dispensing) interest conversion and warrant exercise	40,010
Photonics interest conversion	10,000

Total of changes to investments during the six months ended June 30, 2007	$112,343

Sales/Investment Repayments
Adampluseve	(561,000)
UStec, Inc. (UStec)	(350,000)
New Monarch Machine Tool, Inc. (Monarch)	(83,702)
Ramsco	(25,784)
APF Group, Inc. (APF)	(19,984)
Gemcor II, LLC (Gemcor)	(28,168)
Takeform	(2,916)

Total of sales and investment repayments during the six months ended June 30, 2007	(1,071,554)

Total change in investment balance, at cost during the six months ended June 30, 2007	($959,211)

     Net asset value per share (NAV) was $3.04/share at June 30, 2007 versus $2.93/share at December 31, 2006.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 131% of net assets at June 30, 2007 and 141% of net assets at December 31, 2006.

     Cash and cash equivalents approximated 25% of net assets at June 30, 2007 compared to 26% at December 31, 2006.
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
Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

			Increase	% Increase
	June 30, 2007	June 30, 2006	(Decrease)	(Decrease)

Interest from portfolio companies	$334,196	$352,458	($18,262)	(5.2%)
Interest from other investments	92,290	11,339	80,951	713.9%
Dividend and other investment income	409,010	28,238	380,772	1,348.4%
Other income	20,644	22,381	(1,737)	(7.8%)

Total investment income	$856,140	$414,416	$441,724	106.6%

Interest from portfolio companies — Portfolio interest income decreased $18,262 or 5.2% during the six months ended June 30, 2007 as compared to the same period in the prior year. This decrease can be attributed to a decrease in portfolio interest revenue due to the fact that four debenture instruments Concentrix Corporation (Concentrix), Innov-X Systems, Inc.(Innov-X), UStec and Synacor Inc (Synacor)) that contributed to portfolio interest income for the six months ended June 30, 2006 were either repaid or converted into equity instruments during the last six months of 2006 and the first quarter of 2007 thereby reducing portfolio interest income during the six months ended June 30, 2007.
     This decrease is offset by the recognition of the Adampluseve Original Issue Discount (OID) income. This portfolio company, Adampluseve, paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the six months ended June 30, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.
     In addition, after reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

			Year that Interest
Company	Interest Rate	Investment Cost	Accrual Ceased

Contract Staffing	5%	$141,400	2006
G-Tec	8%	400,000	2004
Ustec	5%	100,000	2006
WineIsIt.com	10%	821,918	2005

Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances and the fact that the cash balance is approximately $2,867,000 higher at June 30, 2007 than at June 30, 2006.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC’s require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the six months ended June 30, 2007 consisted of distributions from Gemcor II, LLC (Gemcor) for $348,140, Carolina Skiff LLC (Carolina Skiff) for $23,534, Somerset Gas Transmission Company, LLC (Somerset) for $21,710, Topps Meat Company LLC (Topps) for $14,944 and Vanguard Modular Building Systems (Vanguard) for $682. Dividend income for the six months ended June 30, 2006 consisted of distributions from Topps for $17,647, Gemcor for $7,833, Carolina Skiff for $1,584 and Vanguard for $1,174.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio companies. These fees are amortized ratably over the life of the instrument associated with the fees. Upon the prepayment of a loan or debt security, any unamortized closing fees are recorded as income. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.
     Other income decreased slightly due to the fact that the Corporation only charged two portfolio companies closing fees in 2006 and the first six months of 2007. The annualized financing fee income based on the existing portfolio will be approximately $31,000 annually in 2007 and less than $10,000 annually thereafter.
Operating Expenses
Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

	June 30, 2007	June 30, 2006	Increase	% Increase

Total Expenses	$812,239	$699,253	$112,986	16%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The increase in operating expenses during the six months ended June 30, 2007 can be attributed to the 15% or $32,033 increase in SBA interest expense. The Corporation has borrowed $8,100,000 from the SBA as of June 30, 2007 at an average borrowing rate, including surcharges, of approximately 5.9%. The Corporation expects that interest costs will continue to increase in 2007 and beyond as it continues to draw down SBA leverage up to the maximum approved leverage of $10 million. The Corporation anticipates that the remaining SBA leverage of $1,900,000 will be drawn down in 2008. This interest is paid on a semi-annual basis.
     In addition, director fee expense increased 54% or $19,750 from $36,750 for the six months ended June 30, 2006 to $56,500 for the six months ended June 30, 2007. This increase is attributable to the revised director fee structure which increased the directors’ annual retainer and fees. Also, professional fees were $97,262 and $75,003 for the six months ended June 30, 2007 and 2006, respectively. This increase of 30% or $22,259 can be attributed to the growth of the Corporation’s investment portfolio and the proposed restructuring of the corporate structure to comply with certain SBA regulations that were discussed in Note 1 “Organization”. The Corporation expects legal fees to continue to increase until the reorganization is finalized in either the third or fourth quarter of 2007.
Net Realized Gains and Losses on Investments
     During the six months ended June 30, 2007, the Corporation recognized a net realized loss of ($38,796). This was comprised of a loss on UStec of ($39,236) and a minor gain of $440 on a public security. UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 which gave rise to the realized loss.
     During the six months ended June 30, 2006, the Corporation recognized a net realized gain of $226,894. This was comprised of a realized gain of $307,894 on its sale of 334,541 shares of Minrad. The average sales price of Minrad was $2.33/share and the basis of the stock was $1.36/share. The Corporation incurred $16,727 in broker transaction fees that were netted against the realized gain. In addition, the Corporation sold its interest in Vanguard during the six months ended June 30, 2006 and recognized an $81,000 loss on the disposition.
Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net increase in unrealized appreciation on investments of $119,121 during the six months ended June 30, 2007, as compared to an increase of $829,048 during the six months ended June 30, 2006. The increase in unrealized appreciation on investments of $119,121 is due to the following valuation changes made by the Corporation:

June 30, 2007
Adampluseve warrants	$65,341
Reclass UStec to realized loss	39,000
Photonics valuation to market	14,780

Total increase in net unrealized appreciation during the six months ended June 30, 2007	$119,121

     The Corporation recognized appreciation on its remaining equity investment in Adampluseve which participated in a round of financing in January 2007 that enabled it to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve, the value of which was adjusted based on the pricing of this recent round of financing.
     Photonics is a publicly traded stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     The Corporation recorded a net increase in unrealized appreciation on investments of $829,048 during the six months ended June 30, 2006. The increase is due to the following valuation changes made by the Corporation:

June 30, 2006
Minrad valuation to market	$834,310
Vanguard Sale	135,000
Photonics valuation to market	(4,400)
Minrad stock sales	(135,862)

Total increase in net unrealized appreciation during the six months ended June 30, 2006	$829,048

     The Corporation recognized appreciation of $834,310 on its 343,440 remaining shares of Minrad at June 30, 2006.
     All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net Increase in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2007, the net increase in net assets from operations was $289,408 as compared to a net increase in net assets from operations of $432,105 for the same six month period in 2006. The decrease for the period ending June 30, 2007 is attributed to lower realized and unrealized gains in the current year offset by an increase in net investment gains. The net investment gain (loss) was $252,669 and ($292,218) for the periods ending June 30, 2007 and 2006, respectively. This represents a $544,887 increase in the current year which is due to improved investment income from the Corporation’s portfolio investments. For the six months ended June 30, 2007 and 2006, total realized and unrealized gains were $36,739 and $724,323, respectively, or a $687,584 decrease.
Liquidity and Capital Resources
     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which provide a current return on a portion of the investment portfolio. The equity features of our investment portfolio are structured to realize capital appreciation over the long-term and may not necessarily generate current income in the form of dividends or interest.
     As of June 30, 2007, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,358,779.
     As of June 30, 2007 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of June 30, 2007. These SBA borrowings will have balloon maturities beginning in 2014. Management expects that it will not be necessary to draw down the SBA leverage for the remainder of 2007, and that the large cash balance will be adequate to fund new investments and operating activities. The Corporation anticipates that the remaining $1,900,000 in SBA leverage may be drawn down in fiscal year 2008 prior to the expiration of the commitment and will be available to fund operations and new investments.
     Management believes that the cash and cash equivalents at June 30, 2007, coupled with the anticipated additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation expects its cash flow related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
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
     As of June 30, 2007 the Corporation did not have any off-balance sheet investments or hedging investments.
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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     In June of 2007 Rand and Rand SBIC were named as defendants, together with other parties, in a complaint filed in New York Supreme Court. The complaint requests damages of $10,000,000 or such greater or lesser sum as shall be equal to all of the plaintiffs’ damages to be proven on the trail of this action. The damages arise out of an alleged breach of a letter agreement entered into by Rand, Rand SBIC and other shareholders of the portfolio company in connection with the sale of the portfolio company’s assets. Rand and Rand SBIC and the other defendants have filed a timely answer to the complaint and believe the suit is without merit and intend to vigorously defend the matter.
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
Dated: August 10, 2007

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.
By:	RAND CAPITAL MANAGEMENT LLC
General Partner
By:	RAND CAPITAL CORPORATION
Member

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer