Form 10-Q
period 2007-09-30
RAND CAPITAL CORP
filed 2007-11-06
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007

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
Large accelerated filer ☐                        Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐  No ☑
As of November 5, 2007 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q
PART I. – FINANCIAL INFORMATION

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
Rand Capital Corporation and Subsidiaries
Consolidated Statements of Financial Position
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Investments at fair value (identified cost: 9/30/07 - $13,551,483; 12/31/06 - $14,033,789)	$22,373,628	$23,649,814
Cash and cash equivalents	4,131,507	4,299,852
Interest receivable (net of allowance $122,000)	592,255	507,242
Prepaid income taxes	207,130	—
Other assets	1,042,143	1,007,036

Total assets	$28,346,663	$29,463,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS) Liabilities:
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred income taxes	3,081,000	3,808,000
Income taxes payable	—	410,575
Accounts payable and accrued expenses	107,726	317,359
Deferred revenue	20,970	45,605

Total liabilities	11,309,696	12,681,539

Stockholders’ equity (net assets):
Common stock, $.10 par — shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(4,527,360)	(6,253,128)
Undistributed net realized gain on investments	8,381,241	9,763,366
Net unrealized appreciation on investments	5,680,534	5,769,615
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share: 9/30/07-$2.98 , 12/31/2006-$2.93)	17,036,967	16,782,405

Total liabilities and stockholders’ equity (net assets)	$28,346,663	$29,463,944

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Investment income:
Interest from portfolio companies	$140,766	$187,325	$474,962	$539,783
Interest from other investments	41,563	13,517	133,853	24,856
Dividend and other investment income	177,281	163,756	586,291	191,994
Other income	5,993	41,529	26,637	63,910

	365,603	406,127	1,221,743	820,543

Operating expenses:
Salaries	100,465	95,162	308,022	287,070
Employee benefits	21,338	20,704	86,727	73,857
Directors’ fees	10,750	9,750	67,250	46,500
Professional fees	52,383	21,028	149,645	96,031
Stockholders and office operating	23,902	19,389	98,056	87,257
Insurance	10,920	10,920	32,760	32,760
Corporate development	17,886	12,188	50,351	40,863
Other operating	2,343	3,783	7,884	8,341

	239,987	192,924	800,695	672,679
Interest on SBA obligations	125,766	127,137	377,297	346,635

Total expenses	365,753	320,061	1,177,992	1,019,314

Investment (loss) gain before income taxes	(150)	86,066	43,751	(198,771)

Current income tax expense (benefit)	36,082	(1,842)	217,447	8,158
Deferred income tax expense (benefit)	377,982	123,402	(12,151)	120,783

Net investment (loss)	(414,214)	(35,494)	(161,545)	(327,712)

Realized and unrealized gain (loss) on investments:
Net gain on sales and dispositions	555,000	292,633	516,204	519,527
Unrealized appreciation (depreciation) on investments:
Beginning of period	9,735,146	487,020	9,616,025	(342,028)
End of period	8,822,146	193,516	8,822,146	193,516

Change in unrealized appreciation (depreciation) before income taxes	(913,000)	(293,504)	(793,879)	535,544
Deferred income tax (benefit) expense	(421,115)	(117,402)	(377,529)	214,217

Net change in unrealized appreciation (depreciation) on investments	(491,885)	(176,102)	(416,350)	321,327

Net realized and unrealized gain on investments	63,115	116,531	99,854	840,854

Net (decrease) increase in net assets from operations	$(351,099)	$81,037	$(61,691)	$513,142

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934

Basic and diluted net (decrease) increase in net assets from operations per share	$(0.06)	$0.01	$(0.01)	$0.09
See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	September 30,	September 30,
	2007	2006

Cash flows from operating activities:

Net (decrease) increase in net assets from operations	$(61,691)	$513,142
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:

Depreciation and amortization	25,487	20,603
Original issue discount accretion	(62,333)	—
Decrease in unrealized appreciation of investments	793,879	(535,544)
Deferred tax benefit	(389,547)	335,000
Net realized gain on portfolio investments	(516,204)	(519,527)
Non-cash conversion of debenture interest	(50,000)	(12,877)
Changes in operating assets and liabilities:
Increase in interest receivable	(85,013)	(189,098)
Increase in prepaid income taxes	(207,130)
(Increase) decrease in other assets	(59,244)	61,985
(Decrease) in income taxes payable	(410,575)	—
(Decrease) in accounts payable and accrued expenses	(230,833)	(21,849)
(Decrease) in deferred revenue	(24,635)	(69,123)

Total adjustments	(1,216,148)	(930,430)

Net cash used in operating activities	(1,277,839)	(417,288)

Cash flows from investing activities:

Investments originated	(1,030,010)	(1,820,622)
Proceeds from sale of portfolio investments	255,440	1,397,831
Proceeds from loan repayments	1,885,414	773,927
Capital expenditures	(1,350)	(12,256)

Net cash provided by investing activities	1,109,494	338,880

Cash flows from financing activities:
Proceeds from SBA debenture	—	900,000
Origination costs to SBA	—	(19,125)

Net cash provided by financing activities	—	880,875

Net (decrease) increase in cash and cash equivalents	(168,345)	802,467

Cash and cash equivalents:
Beginning of period	4,299,852	1,209,839

End of period	$4,131,507	$2,012,306

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Net Assets
For the Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net assets at beginning of period	$17,388,066	$9,048,039	$16,782,405	$8,615,934

Cumulative effect adjustment for uncertain tax positions – FIN 48	—	—	316,253	—

Net investment loss	(414,214)	(35,494)	(161,545)	(327,712)

Net realized gain on investments	555,000	292,633	516,204	519,527

Net change in unrealized appreciation (depreciation) of investments	(491,885)	(176,102)	(416,350)	321,327

Net (decrease) increase in net assets from operations	(351,099)	81,037	(61,691)	513,142

Net assets at end of period	$17,036,967	$9,129,076	$17,036,967	$9,129,076

See accompanying notes

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2007
(Unaudited)

		(b)	(c)		(d)	Per
						Share
		Date				of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Adampluseve, Inc. (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	Warrants to purchase 1,715 Series A Convertible Preferred shares.	7/14/06	3%	$68,000	$133,341	.02

Allworx Corp. (g) East Rochester, NY. Manufactures and distributes a line of converged voice and data networking products for small businesses (SMBs). www.alloworxcorp.com	943,396 shares Series A Preferred. Warrants to purchase 311,320 common shares.	7/22/07	3%	500,000	500,000	.09

APF Group, Inc. (g)(h) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$584,328 Consolidated Senior Subordinated note at 13.99% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	566,504	566,504	.10

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 11%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

Contract Staffing (e) Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred Stock Repurchase Agreement through March 31, 2010 at 5%.	11/8/99	10%	141,400	141,400	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 Senior subordinated note at 10% due December 19, 2010.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 Subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	680,254	680,254	.12

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	33.057% Class A membership interest. 8% cumulative dividend.	8/31/99	33%	400,000	198,000	.03

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A Convertible Preferred stock. Warrants for 21,596 common shares.	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	1,221,568	.21

New Monarch Machine Tool, Inc. (e)(g)(h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,877 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. Warrants for 22.84 shares of common stock.	9/24/03	15%	565,270	565,270	.10

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2007 (Continued)
(Unaudited)

		(b)	(c)		(d)	Per
						Share
		Date				of
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	Rand
Niagara Dispensing Technologies, Inc. (e)(g) Tonawanda, NY. Beverage dispensing technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 Senior Subordinated note at 8% due March 7, 2011. Adjustable warrant for 4% of common stock. 200 shares common stock. $250,000 Promissory Note at 14% due July 10, 2008.	3/8/06	4%	790,010	790,010	.14

Photonic Products Group, Inc (OTC:PHPG.OB) (i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	100 shares convertible Series B preferred stock, 10% dividend. (a) 26,000 shares common stock.	10/31/00	<1%	165,000	172,000	.03

RAMSCO (e)(g)(h) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$300,000 Promissory Notes at 8% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

Rocket Broadband Networks, Inc. (g) Rochester, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Series A Preferred shares. 247,998 Series A-1 Preferred shares. 996,441 Series B Preferred shares	12/20/05	11%	680,000	680,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 Units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	200,000 shares of Series B preferred stock. 78,186 Series A preferred shares. 80,126 Series C preferred shares. Warrants for 299,146 common shares.	11/18/02	4%	999,478	3,818,000	.67

Topps Meat Company LLC (e)(g) Elizabeth, NJ. Producer and supplier of premium branded frozen hamburgers and other portion controlled meat products. www.toppsmeat.com	Preferred A and Class A common membership interest.	4/3/03	3%	595,000	0	.00

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

WineIsIt.com, Corp. (e) Amherst, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	$20,000 note at 12% due April 26, 2007. (g) $500,000 Senior Subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			615,344	28,833	.02

	Total portfolio investments			$13,551,483	$22,373,628	$3.91

Rand Capital Corporation and Subsidiaries
Condensed Consolidated Schedule of Portfolio Investments
September 30, 2007 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2007 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(f) Income Tax Information – As of September 30, 2007, the aggregate cost of investment securities approximated $13.6 million. Net unrealized appreciation aggregated approximately $8.8 million, of which $11.2 million related to appreciated investment securities and $2.4 million related to depreciated investment securities
(g) Rand Capital SBIC, L.P. investment.
(h) Reduction in cost and value from previously reported balances reflects current principal repayment.
(i) Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
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
Formation of SBIC Subsidiary
     In January 2002 Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company. At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002, and in August 2002 Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies.
     The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. This fee was 1% of the face amount of the leverage reserved under the commitment and represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of September 30, 2007, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
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
     Since the filing of its original Application for Exemption, Rand has had discussions with the staff of the Division of Investment Management of the SEC concerning Rand’s application. The principal substantive issue in these discussions has been the structure of Rand SBIC as a limited partnership. Rand SBIC must meet the requirements of the SBA for licensed SBICs, and at the same time Rand SBIC must meet the requirements of the SEC that apply to BDCs.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2007 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2006

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2007, March 31, 2007 and September 30, 2006

Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
     Original Issue Discount – Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had one OID for the period ending September 30, 2007 that was fully accreted into income due to the fact that the underlying debt instrument was paid in full. The OID accreted into income during the nine months ended September 30, 2007 was $62,333.
     Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $20,987 for the nine months ended September 30, 2007, compared to $19,470 for the nine months ended September 30, 2006.
     Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information - Income taxes paid during the nine months ended September 30, 2007 and 2006 amounted to $842,960 and $9,151, respectively. Interest paid during the nine months ended September 30, 2007 and 2006 amounted to $468,184 and $392,080, respectively. During the nine months ended September 30, 2007 and 2006, the Corporation converted $50,000 and $12,877, respectively, of interest receivable into equity investments.
     Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Stockholders’ Equity (Net Assets) — At September 30, 2007 and December 31, 2006, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 25, 2008. During the nine month periods ended September 30, 2007 and 2006 the Corporation did not purchase any shares for the treasury.

     Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2007 and 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
     Income Taxes — Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. FIN 48 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.
     The cumulative effect of adopting FIN 48 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate.  The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months. There has been no material changes in liabilities recorded for uncertain tax positions since the initial adoption in the first quarter of 2007.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at January 1, 2007 and September 30, 2007.
     The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2006.
     The prepaid income taxes balance at September 30, 2007 represents 2007 estimated tax payments that the Corporation estimates will be refundable based on its current 2007 taxable income.
     Concentration of Credit Risk — At September 30, 2007 Innov-X Systems, Inc. and Synacor Inc. represent 39% and 17%, respectively, of the fair value of the Corporations investment portfolio.

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
Critical Accounting Policies
     The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the December 31, 2006 Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

			Increase	% Increase
	9/30/07	12/31/06	(Decrease)	(Decrease)
Total assets	$28,346,663	$29,463,944	($1,117,281)	(3.8%)
Total liabilities	11,309,696	12,681,539	(1,371,843)	(10.8%)

Net assets	$17,036,967	$16,782,405	$254,562	1.5%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	9/30/07	12/31/06	(Decrease)	% (Decrease)
Investments, at cost	$13,551,483	$14,033,789	($482,306)	(3.4%)
Unrealized appreciation, net	8,822,146	9,616,025	(793,879)	(8.3%)

Investments at fair value	$22,373,629	$23,649,814	($1,276,185)	(5.4%)

     The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Allworx Corp. (Allworx)	$500,000
RAMSCO (Ramsco)	300,000
Rocket Broadband Networks, Inc. (Rocket)	280,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	250,010

Total of investments made during the nine months ended September 30, 2007	$1,330,010
Other Changes to investments:
Adampluseve, Inc. (Adampluseve) warrant accretion	62,333
Niagara Dispensing interest conversion	40,000
Photonics interest conversion	10,000

Total of new investments and changes to investments during the nine months ended September 30, 2007	$1,442,343

Sales/Investment Repayments
Ramsco	(819,428)
Adampluseve	(561,000)
UStec, Inc. (UStec)	(350,000)
New Monarch Machine Tool, Inc. (Monarch)	(127,393)
Gemcor II, LLC (Gemcor)	(42,679)
APF Group, Inc. (APF)	(19,984)
Takeform	(4,165)

Total of sales and investment repayments during the nine months ended September 30, 2007	(1,924,649)

Total change in investment balance, at cost during the nine months ended September 30, 2007	($482,306)

Net asset value (NAV) per share was $2.98/share at September 30, 2007 versus $2.93/share at December 31, 2006.

     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 131% of net assets at September 30, 2007 and 141% of net assets at December 31, 2006.
     Cash and cash equivalents approximated 24% of net assets at September 30, 2007 compared to 26% at December 31, 2006.
Results of Operations
Investment Income
     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments. The sources and amounts of interest and dividend income will fluctuate from period to period based on, among other things, the Corporation’s balances and composition in its portfolio investments versus its idle cash balances. The investment income is impacted by the Corporation’s ability to fund investments that fit its strategic profile and the level of liquidity events within its investment portfolio which can not be predicted with any certainty.
Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

	September 30,	September 30,	Increase	% Increase
	2007	2006	(Decrease)	(Decrease)

Interest from portfolio companies	$474,962	$539,783	($64,821)	(12.0%)
Interest from other investments	133,853	24,856	108,997	438.5%
Dividend and other investment income	586,291	191,994	394,297	205.4%
Other income	26,637	63,910	(37,273)	(58.3%)

Total investment income	$1,221,743	$820,543	$401,200	48.9%

Interest from portfolio companies — The portfolio interest income decrease can be attributed to the fact that four debenture instruments Concentrix Corporation (Concentrix), Innov-X Systems, Inc.(Innov-X), UStec and Synacor Inc (Synacor) that contributed to portfolio interest income for the nine months ended September 30, 2006 were either repaid or converted into equity instruments during the last six months of 2006 and the first quarter of 2007, thereby reducing portfolio interest income during the nine months ended September 30, 2007.
     This decrease is offset by the recognition of the Adampluseve Original Issue Discount (OID) income. This portfolio company, Adampluseve, paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the nine months ended September 30, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.
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
Interest from other investments — The increase in interest income is primarily due to higher yields on idle cash balances and the fact that the cash balance was $2,119,201 higher at September 30, 2007 than at September 30, 2006.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC’s require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the nine months ended September 30, 2007 consisted of distributions from Gemcor II, LLC (Gemcor) for $494,807, Carolina Skiff LLC (Carolina Skiff) for $39,069, Somerset Gas Transmission Company, LLC (Somerset) for $36,789, Topps Meat Company LLC (Topps) for $14,944 and Vanguard Modular Building Systems (Vanguard) for $682. Dividend income for the nine months ended September 30, 2006 consisted of distributions from Topps for $22,752, Gemcor for $159,087, Carolina Skiff for $8,981 and Vanguard for $1,174.
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
     Other income decreased due to the fact that the Corporation only charged two portfolio companies closing fees in 2006 and the first nine months of 2007. The annualized financing fee income based on the existing portfolio will be approximately $30,000 in 2007 and less than $10,000 annually thereafter.
Operating Expenses
Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

	September 30, 2007	September 30, 2006	Increase	% Increase
Total Expenses	$1,177,992	$1,019,314	$158,678	16%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The increase in operating expenses during the nine months ended September 30, 2007 can be attributed to the 56% or $53,614 increase in professional fees. This line item is comprised of audit and legal fees. The audit and tax expense increased 22% or $11,564 from September 30, 2006 to September 30, 2007. The legal fees expense were $85,824 and $43,774 for the nine months ended September 30, 2007 and 2006, respectively. This $42,050, or 96%, increase in legal fees can be attributed to the proposed restructuring of the corporate structure to comply with certain SBA regulations that were discussed in Note 1 “Organization”. The Corporation expects legal fees to continue to increase until the reorganization is finalized in either the fourth quarter of 2007 or the first quarter of 2008.
     Interest expense also increased 9% or $30,662 in the current nine month period ending September 30, 2007. The Corporation has borrowed $8,100,000 from the SBA as of September 30, 2007 at an average borrowing rate, including surcharges, of approximately 5.9%. The Corporation expects that interest costs will continue to increase in 2007 and beyond as it continues to draw down SBA leverage up to the maximum approved leverage of $10 million. The Corporation may draw the remaining SBA leverage of $1,900,000 in 2008. This interest is paid on a semi-annual basis.
     In addition, director fee expense increased 45% or $20,750 from $46,500 for the nine months ended September 30, 2006 to $67,250 for the nine months ended September 30, 2007. This increase is attributable to the increased directors’ annual retainer and meeting fees.
Net Realized Gains and Losses on Investments
     During the nine months ended September 30, 2007, the Corporation recognized a net realized gain of $516,204, comprised of a gain on the sale of Ramsco warrants for $555,000, a loss on UStec of ($39,236) and a minor gain of $440 on a public security. UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 which gave rise to the realized loss.
     During the nine months ended September 30, 2006, the Corporation recognized a net realized gain of $600,527 on its sale of 448,341 shares of Minrad. The average sales price of Minrad was $2.75/share and the basis of the stock was $1.36/share. In addition, the Corporation sold its interest in Vanguard during the nine months ended September 30, 2006 and recognized an ($81,000) loss on the disposition.
Net Change in Unrealized Appreciation (Depreciation) of Investments
     The Corporation recorded a net decrease in unrealized appreciation on investments of $(793,879) during the nine months ended September 30, 2007, as compared to an increase of $535,544 during the nine months ended September 30, 2006. The decrease of $(793,879) in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

September 30,
2007
Topps Meat Company LLC (Topps) valuation change	($927,000)
Adampluseve warrants	65,341
Reclass UStec to realized loss	39,000
Photonics valuation to market	28,780

Total change in net unrealized appreciation during the nine months ended September 30, 2007	($793,879)

     The Topps investment was revalued to zero during the third quarter when the plant that produces its frozen meat products was forced to recall its frozen hamburgers products. Topps announced on October 5, 2007 that because of the economic impact of the recall it closed its Elizabeth, NJ plant. The Corporation will reevaluate its investment in Topps at December 31, 2007 to determine if it should convert Topps to a realized loss.

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
     Synacor, Inc. filed an S-1 registration statement on August 2, 2007 with the SEC and also filed two amendments to the S-1 registration statement in October 2007. An S-1 is a registration document that a company files with the SEC regarding the proposed sale of its securities to the public. No valuation change occurred in the third quarter of 2007 with respect to the Synacor investment.
     The Corporation recorded a net increase in unrealized appreciation on investments of $535,544 during the nine months ended September 30, 2006. The increase was due to the following valuation changes made by the Corporation:

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
     For the period ending September 30, 2006 Photonics, which was a publicly traded stock (NASDAQ symbol: PHPG.OB), was marked to market at the end of the quarter.
     The Wineisit investment was revalued during the nine month period ended September 30, 2006 after a review by management which identified that the Wineisit business model had deteriorated since the time of the original funding, as compared to their original plan. Wineisit remains in operation and has developed a new business strategy.
     All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net (Decrease) Increase in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2007, the net decrease in net assets from operations was ($61,691) as compared to a net increase in net assets from operations of $513,142 for the same nine month period in 2006. The decrease for the period ending September 30, 2007 is attributed to the decrease of ($793,879) in unrealized appreciation in the current year. The net investment (loss) was ($161,545) and ($327,712) for the periods ending September 30, 2007 and 2006, respectively. This represents a $166,167 increase in net investment income during the current nine month period which is due to improved investment income from the Corporation’s portfolio investments.
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
     As of September 30, 2007, the Corporation’s total liquidity, consisting of cash and cash equivalents, totaled $4,131,507.
     As of September 30, 2007 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of September 30, 2007. These SBA borrowings will have balloon maturities beginning in 2014. Management expects that it will not be necessary to draw down the SBA leverage for the remainder of 2007, and that the large cash balance will be adequate to fund new investments and operating activities. The Corporation may draw the remaining $1,900,000 in outstanding SBA leverage during fiscal year 2008, prior to the expiration of the commitment, to fund operations and new investments.
     Management believes that the cash and cash equivalents at September 30, 2007, coupled with the additional SBIC leverage draw downs and interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation expects its cash flow related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy is contained in Item 1 “Financial Statements” and Supplementary Data in the “Notes to Consolidated Schedule of Portfolio Investments” is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statement of Operations as “Net change in unrealized appreciation (depreciation).”
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
     As of September 30, 2007 the Corporation did not have any off-balance sheet investments or hedging investments.
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
     Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     On June 8, 2007 Rand and Rand SBIC were named as defendants, together with Summer Street Capital Funds (lead investor), Onondaga Venture Capital Fund, Inc. and the directors of 331 Holdings, Inc. (UStec), in a complaint filed in State of New York Supreme Court, County of Monroe. The complaint requests damages of $10,000,000 or such greater or lesser sum as shall be equal to all of the plaintiffs’ damages to be proven on the trial of this action. The damages arise out of an alleged breach of a letter agreement entered into by Rand, Rand SBIC and other shareholders of the portfolio company in connection with the transfer of certain patents to the plaintiffs. Rand and Rand SBIC and the other defendants have filed a timely answer to the complaint and believe the suit is without merit and intend to vigorously defend the matter.
Item 1A. Risk Factors
The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments
     There is typically no public market for securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as “Net change in unrealized appreciation (depreciation).”
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
Investing in Private Companies involves a High Degree of Risk
     The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may have not attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation’s investments nor an investment in the Corporation is intended to constitute a balanced investment program.

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

The Corporation may face litigation risks relating to investments that could have a material effect on the operation of our business.
     One action has been filed against the Corporation in connection with a former investment. See Part II, Item 1. “Legal Proceedings” for a more detailed description of these proceedings. The Corporation may be subject to other litigation or government investigations arising in connection with our investments and operations. These proceedings may be time-consuming, expensive and disruptive to normal business operations, and the outcome of any such proceeding is difficult to predict. The defense of such lawsuits or investigations could result in significant expense and the diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives.
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
Dated: November 5, 2007

RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum

Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.

By:	RAND CAPITAL MANAGEMENT LLC
General Partner
By:	RAND CAPITAL CORPORATION
Member

	By:	/s/ Allen F. Grum

Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer