Form 10-K
period 2007-12-31
RAND CAPITAL CORP
filed 2008-03-27
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $14,150,414 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 14, 2008 there were 5,718,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2008 are incorporated by reference into certain sections of Part III herein.

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

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2006 and 2007 and it is anticipated that will continue to be the case in 2008. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the portfolio companies in which it invests.

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

The Corporation is listed on the NASDAQ Small Cap Market under the symbol “Rand”.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1) be a domestic company;

(2) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934;

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

SBIC Subsidiary

On January 16, 2002, Rand formed two wholly-owned subsidiaries, Rand SBIC and Rand Management. On August 16, 2002, Rand received notification that Rand SBIC’s Small Business Investment Company application had been approved and licensed by the Small Business Administration. The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of regulatory capital from the SBA for purposes of making new investment’s in portfolio companies.

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

SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s applications sought orders that would permit:

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

Rand currently expects that the appropriate approvals will be received from the SBA and that the reorganization will be completed in 2008. Rand does not expect that either the reorganization process or the subsequent operations of Rand SBIC as a corporation will result in any material change in the operations of Rand SBIC. Once the reorganization is completed, Rand expects to make an appropriate amendment to its Exemption Application to the SEC, and it believes that it will receive exemptions necessary for its operation of Rand SBIC as a BDC.

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

In addition, at the end of each fiscal year, an SBIC must have at least 20% (in total dollars) invested in “Smaller Enterprises”. The SBA defines “Smaller Enterprises” as concerns that (a) do not have a net worth in excess of $6 million and have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The Corporation has maintained compliance with this requirement since inception of the SBIC subsidiary.

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

The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. The fees were paid in two installments of $50,000 each in July 2003 and in August 2004. These fees were 1% of the face amount of the leverage reserved under the commitment. The fee represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2007, Rand SBIC had drawn $8,100,000 in leverage from the SBA. The Corporation does not anticipate drawing down on the remaining leverage of $1,900,000 prior to the expiration of the commitment.

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

As of December 31, 2007, the Corporation had four employees.

Item 1A.	Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase in unrealized appreciation.”

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

The Corporation is Dependent Upon Key Management Personnel for Future Success

The Corporation is dependent on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy, for the selection, structuring, closing and monitoring of its investments. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

Rand’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Small Cap Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2007 Quarter ending:	High	Low

March 31st	$5.04	$3.26
June 30th	$3.94	$3.26
September 30th	$4.62	$3.35
December 31st	$4.72	$3.50

2006 Quarter ending:	High	Low

March 31st	$1.43	$1.17
June 30th	$1.70	$1.27
September 30th	$1.90	$1.31
December 31st	$4.07	$1.98

Rand did not sell any securities during the period covered by this report that were not registered under the Securities Act. Rand has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

In July 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for an award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2007, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and after reduction for realized and unrealized losses on the Rand SBIC investment portfolio. Any profit sharing paid can not exceed 20% of the Corporation’s net income, as defined. There have been no accruals for, nor contributions to, the Profit Sharing Plan since the Plan inception in 2002.

Shareholders of Record

On March 14, 2008 the Corporation had a total of 896 shareholders, which included 104 record holders of its common stock, and an estimated 792 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

On October 18, 2001 the Board of Directors authorized the repurchase of up to 5% of the Corporation’s outstanding stock through purchases on the open market, which was extended through October 25, 2008. During 2003 and 2002 the Corporation purchased 44,100 shares for a total cost of $47,206, which were placed in the treasury. No additional shares have been repurchased since 2003.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s common stock, the NASDAQ Market Index, and a Peer Group Index, assuming a base index of $100 at the end of 2002. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RAND CAPITAL CORP.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007
Rand Capital Corp.	100.00	140.78	151.46	130.10	339.81	349.32
Peer Group Index	100.00	162.64	178.10	179.81	244.29	195.52
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

The Peer Group is made up of the following securities:
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

Balance Sheet Data as of December 31:

	2007	2006	2005	2004	2003

Total assets	$32,722,151	$29,463,944	$16,063,605	$12,743,109	$9,385,137
Total liabilities	$12,904,328	$12,681,539	$7,447,671	$3,716,055	$146,649
Net assets	$19,817,823	$16,782,405	$8,615,934	$9,027,054	$9,238,488
Net asset value per outstanding share	$3.47	$2.93	$1.51	$1.58	$1.62
Common stock shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934	5,718,934

Operating Data for the year ended December 31:

	2007	2006	2005	2004	2003

Investment income	$2,302,870	$1,326,962	$736,573	$757,704	$449,858
Total expenses	$1,650,947	$1,519,184	$1,265,846	$900,812	$942,799
Net investment gain (loss)	$425,406	$(1,264,802)	$(175,179)	$(112,384)	$(346,043)
Net realized (loss) gain on sales and dispositions of investments	$(68,748)	$3,456,441	$(382,353)	$26,727	$87,841
Net increase (decrease) in unrealized appreciation	$2,362,507	$5,974,832	$146,412	$(125,777)	$(86,441)
Net increase (decrease) in net assets from operations	$2,719,165	$8,166,471	$(411,120)	$(211,434)	$(344,643)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Corporation’s primary business is making investments in companies, usually in the form of subordinated debt, membership interests, or preferred and common stock. The investment focus is usually on small and medium-sized companies that meet certain criteria, including:

1) a qualified and experienced management team

2) a new or unique product or service with a sustainable competitive advantage

3) a potential for growth in revenue and cash flow

4) a potential to realize appreciation in an equity position, if any.

The Corporation makes investments in portfolio companies that typically range from $500,000 to $1,000,000 and it invests either directly in the equity of a company through equity shares or in a debt instrument. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either paid currently or deferred.

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

2007 Highlights and Outlook

The Corporation’s net asset value increased $.54 as of December 31, 2007, closing the year at $3.47 per share. The net asset value increased 18% from $2.93 at December 31, 2006. At December 31, 2007, the Corporation’s total investment portfolio was valued at $26.5 million, which exceeds its cost basis of $13.4 million, reflecting $13.1 million in net unrealized appreciation.

The Corporation’s valuation policy provides that valuations may be adjusted for improved financial conditions of the portfolio investments. In accordance with this policy, during the fourth quarter of 2007, the Corporation recognized unrealized appreciation of $3.5 million on its investment in Gemcor II, LLC (Gemcor). During the year, it also recognized $119,000 in unrealized appreciation in Photonics Products Group, Inc. (Photonics) and ($332,000) in unrealized depreciation in Topps Meat Company LLC (Topps).

In addition, during 2007 the Corporation recognized a ($68,748) net realized loss on the sale/disposition of five portfolio securities, liquidating its position in Allworx for a realized gain of $140,048, Ramsco for a realized gain of $555,000, Topps for a realized loss of $(595,000), Takeform, Inc. for a realized loss of $(130,000) and USTec for a realized loss of $(39,236).

The growth in net assets, combined with the net realized loss recognized in 2007, resulted in the Corporation’s stock trading at a premium to net asset value for a majority of the year. The year closed with the stock trading at $3.60, which represented a premium over net asset value.

During 2007 the Corporation also recognized $2,302,870 in total investment income, an increase of $975,908 from the $1,326,962 of investment income in 2006. The 73.5% increase is attributable to growth in dividends and interest from portfolio companies.

Dividend and other investment income grew primarily because of higher Limited Liability Corporation (LLC) distributions from companies in the portfolio that have improving operational trends, in particular Gemcor II, LLC (Gemcor) and Carolina Skiff LLC (Carolina Skiff). Gemcor designs and sells automatic riveting machines to manufacturers of airframes, missile bodies, space system accessories, and other aerospace equipment. Carolina Skiff is a leading manufacturer of affordable fishing and recreational boats. LLC dividends can fluctuate based on portfolio companies’ profitability and the timing of distributions.

Also during 2007 certain portfolio companies repaid some or all of their outstanding debenture instruments, including: Adampluseve, Allworx, APF Group, Inc., Gemcor, New Monarch Machine Tool, Inc., and UsTec. These repayments may impact future earnings by reducing interest income in 2008 and future periods.

The cash balance at December 31, 2007 was $4.4 million which was $97,000 higher than at the end of 2006. In addition, the Corporation has $1.9 million of outstanding leverage available from the Small Business Administration (SBA) for future investment. The available cash will provide sufficient liquidity to fund the Corporation’s deal flow in 2008.

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

Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for investments. The Corporation analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

Any changes in estimated fair value are recorded in our statement of operations as “Net increase in unrealized appreciation.”

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

Recent Accounting Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007. See Footnote 1 to the Consolidated Financial Statements for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Corporation will be required to adopt the enhanced disclosure provisions of SFAS 157 in the first quarter of 2008 since its investments are recognized at fair value in its financial statements. The Corporation is in the process of evaluating SFAS 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact on its financial position, results of operations and cash flows, if it elects to adopt the provisions of SFAS No. 159.

Financial Condition

Overview:

	12/31/07	12/31/06	Increase	% Increase

Total assets	$32,722,151	$29,463,944	$3,258,207	11.1%
Total liabilities	12,904,328	12,681,539	222,789	1.8%

Net assets	$19,817,823	$16,782,405	$3,035,418	18.1%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

			(Decrease)	% (Decrease)
	12/31/07	12/31/06	Increase	Increase

Investments, at cost	$13,390,644	$14,033,789	$(643,145)	(4.6)%
Unrealized appreciation, net	13,137,846	9,616,025	3,521,821	36.6%

Investments at fair value	$26,528,490	$23,649,814	$2,878,676	12.2%

The change in investments, at cost, is comprised of the following:

New Investments:	Amount

Golden Goal LLC	$637,414
Allworx Corp. (Allworx)	500,000
Synacor	350,001
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	325,010
RAMSCO (Ramsco)	300,000
Rocket Broadband Networks, Inc. (Rocket)	280,000
Associates Interactive	50,000
New Monarch Machine Tool, Inc. (Monarch)	22,841

Total of investments made during the year ended December 31, 2007	$2,465,266
Other Changes to investments:
Adampluseve, Inc. (Adampluseve) warrant accretion	62,333
Niagara Dispensing interest conversion	40,000
Photonics interest conversion	10,000

Total of new investments and changes to investments during the year ended December 31, 2007	$2,577,599

Sales/Investment Repayments	Amount

Ramsco	(819,428)
Topps Meat Company LLC (Topps)	(595,000)
Adampluseve	(561,000)
Allworx	(500,000)
UStec, Inc. (UStec)	(350,000)
Monarch	(172,516)
Takeform	(135,000)
Gemcor II, LLC (Gemcor)	(57,482)
APF Group, Inc. (APF)	(19,984)
Contract Staffing	(10,334)

Total of sales and investment repayments during the year ended December 31, 2007	(3,220,744)

Total change in investment balance, at cost, during the year ended December 31, 2007	$(643,145)

The Corporation did not draw down on any of the SBA leverage during the year ended December 31, 2007 and the total owed to the SBA for Leverage Payable at December 31, 2007 was $8,100,000. These debentures bear a fixed interest rate and an annual fee, averaging 5.9%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance and begins in 2014.

Net asset value per share (NAV) was $3.47 per share at December 31, 2007 versus $2.93 per share at December 31, 2006.

The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 134% of net assets at December 31, 2007 and 141% of net assets at December 31, 2006.

Cash and cash equivalents approximated 22% of net assets at December 31, 2007 compared to 26% at December 31, 2006.

The effect of investment income, realized losses and the change in unrealized appreciation on investments resulted in a net change in the net deferred tax liability from $3,808,000 at December 31, 2006 to $3,955,000 at December 31, 2007.

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

Comparison of the years ended December 31, 2007 and 2006

	December 31,	December 31,	(Decrease)	% (Decrease)
	2007	2006	Increase	Increase

Interest from portfolio companies	$618,430	$757,824	$(139,394)	(18.4)%
Interest from other investments	173,664	53,104	120,560	227.0%
Dividend and other investment income	1,469,864	432,296	1,037,568	240.0%
Other income	40,912	83,738	(42,826)	(51.1)%

Total investment income	$2,302,870	$1,326,962	$975,908	73.5%

Interest from portfolio companies — The portfolio interest income decrease can be attributed to the fact that five debenture instruments Concentrix Corporation (Concentrix), Innov-X Systems, Inc.(Innov-X), Ramsco, UStec and Synacor Inc (Synacor) that contributed to portfolio interest income for the year ended December 31, 2006 were either repaid or converted into equity instruments during the last six months of 2006 and throughout 2007, thereby reducing portfolio interest income earned during the year ended December 31, 2007.

This decrease is offset by the recognition of the Adampluseve Original Issue Discount (OID) income. This portfolio company, Adampluseve, paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the year ended December 31, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

G-Tec	8%	400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	801,918	2005

Interest from other investments — The increase in interest income is primarily due to higher cash balances and higher yields on these cash balances. The higher cash balances are a result of portfolio investment repayments and sales of portfolio companies’ equity instruments.

Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. Dividend income for the year ended December 31, 2007 consisted of distributions from Gemcor for $1,372,407, Carolina Skiff LLC (Carolina Skiff) for $40,464, Somerset Gas Transmission Company (Somerset) for $36,788, Topps for $19,524, and Vanguard Modular Building Systems (Vanguard) for $681.

Dividend income for the year ended December 31, 2006 consisted of distributions from Gemcor for $375,372, Topps for $37,334, Carolina Skiff for $18,416 and Vanguard for $1,174.

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

Other income decreased due to the fact that the Corporation only charged two portfolio companies closing fees in 2006 and no closing fees were charged in 2007. The annualized financing fee income based on the existing portfolio will be approximately $8,500 annually. In addition the board attendance income amounted to $13,000 for the year ended December 31, 2007 and $9,000 for year ended December 31, 2006.

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

Interest from portfolio companies — The increase in portfolio interest income in the year ended December 31, 2006 was attributable to the fact that there was an increase in the number of investments that provided the Corporation with current interest income in 2006. The blended rate of the debenture investments originated out of the Corporation during 2006 and 2005 was approximately 10.7%.

Interest from other investments — The increase in interest income from December 31, 2005 to December 31, 2006 was primarily due to higher cash balances and higher yields on these cash balances. The higher cash balances were a result of portfolio investment repayments and sales of portfolio companies’ equity instruments and draw downs on the SBA leverage.

Dividend and other investment income — Dividend income for the year ended December 31, 2006 consisted of distributions from Gemcor for $375,372, Topps for $37,334, Carolina Skiff for $18,416 and Vanguard for $1,174.

Dividend income for the year ended December 31, 2005 consisted of distributions from Gemcor for $51,500, Topps for $28,174, Carolina Skiff for $14,082 and Vanguard for $1,174.

Other income — The increase in other income from December 31, 2005 to December 31, 2006 was due to the fact that two of the Corporation’s portfolio companies, Concentrix and Innov-X, paid off their debenture instruments early and therefore the remaining unamortized closing fees of $12,000 from Concentrix and $6,800 from Innov-X were brought into income. In addition, the Corporation charged Concentrix an $18,000 prepayment penalty fee that was included in other income during 2006. The board attendance income amounted to $9,000 for the year ended December 31, 2006 and $7,000 for year ended December 31, 2005.

Operating Expenses

Comparison of the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Increase	% Increase

Total expenses	$1,650,947	$1,519,184	$131,763	9.0%

Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.

The increase in operating expenses during the year ended December 31, 2007 can be primarily attributed to the 83% or $96,754 increase in professional fees. Some of the increase in this expense can be attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates. In addition, in order to comply with the SEC rules regarding the Corporation’s operating structure the Corporation has had to incur legal fees associated with the proposed corporate reorganization of the entity.

The SBA interest expense continued to increase and was $503,062 and $472,526 for the years ended December 31, 2007 and 2006, respectively. The Corporation has borrowed $8,100,000 from the SBA as of

December 31, 2007 at an average borrowing rate, including surcharges, of approximately 5.9%. Interest costs may continue to increase in 2008 and beyond as the Corporation may continue to draw down SBA leverage up to the maximum approved leverage of $10 million. This interest is paid on a semi-annual basis.

Comparison of the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Total expenses	$1,519,184	$1,265,846	$253,338	20.0%

The increase in operating expenses during the year ended December 31, 2006 can be primarily attributed to the 70.4% or $195,239 increase in SBA interest expense. The SBA interest expense was $472,526 for the year ended December 31, 2006 and $277,287 for the year ended December 31, 2005. The Corporation had borrowed $8,100,000 from the SBA as of December 31, 2006. The SBA interest expense is paid on a semi-annual basis.

In addition, salary expense grew 20.4% or $81,727 from $400,340 for the year ended December 31, 2005 to $482,067 for the year ended December 31, 2006. This increase is due to the officer pay increases and the fact that the executive officer bonuses increased by $50,000 in 2006. Professional fees were $116,068 and $96,917 for the years ended December 31, 2006 and 2005, respectively. This represented an increase of 20% which can be attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Decrease

Net Realized (Loss) Gain	$(68,748)	$3,456,441	$(3,525,189)

During the year ended December 31, 2007, the Corporation recognized a net realized loss of ($68,748), comprised of a gain on the sale of Ramsco warrants for $555,000, a gain of $140,048 on its investment in Allworx, a loss on the Topps investment of ($595,000), a loss of ($130,000) on Takeform, a loss on UStec of ($39,236) and a minor gain of $440 on a public security.

In the second quarter of 2007 Ramsco completed a refinancing of their commercial debt. As part of this restructuring they and were able to pay off the outstanding debenture instrument owed to the Corporation and repurchase half of the Corporation’s outstanding warrants. The Corporation recognized a $555,000 gain on the transaction.

The Corporation made an investment in the capital stock of Allworx in the second quarter of 2007 and the portfolio company merged with PAETEC Holding, Inc. in the fourth quarter of 2007. In conjunction with the merger, Allworx repaid their debenture instrument and purchased the outstanding equity held by the Corporation for $640,048, causing the Corporation to recognize a $140,048 realized gain.

The Corporation recognized a realized loss of $595,000 on its investment in Topps during the year ended December 31, 2007 when the plant that produces its frozen meat products was forced to recall its frozen hamburgers products. Topps announced on October 5, 2007 that because of the economic impact of the recall it closed its Elizabeth, NJ plant and filed for bankruptcy in November of 2007.

The Corporation reclassed its loss in Takeform, Inc. of $130,000 from unrealized to realized in the fourth quarter of 2007 following the repayment of its obligation. The portfolio company had agreed to pay $20,000 of its $150,000 debenture instruments and it satisfied this obligation to the Corporation.

UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 which gave rise to a ($39,263) realized loss

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

As discussed above, during 2006 the Corporation recognized a realized gain of $2,280,682 on a portion of its shares of Innov-X stock, recognized a gain of $1,256,759 on the sale of its remaining Minrad stock, and recognized an ($81,000) loss on its disposition of its interest in Vanguard. During the year ended December 31, 2005, the Corporation recognized a realized loss of ($382,353) on its investment in D’Lisi Food Systems, Inc. (D’Lisi).

Net Change in Unrealized Appreciation of Investments

For the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Decrease	% Decrease

Net Change in Unrealized Appreciation	$3,521,821	$9,958,053	$(6,436,232)	(64.6)%

The Corporation recorded a net increase in unrealized appreciation on investments of $3,521,821 during the year ended December 31, 2007, as compared to an increase of $9,958,053 during the year ended December 31, 2006.

The increase in unrealized appreciation on investments of $3,521,821 is due to the following valuation changes made by the Corporation:

December 31, 2007

Increase Gemcor valuation	$3,500,000
Reclass Takeform to a realized loss	130,000
Increase Photonics valuation	119,480
Adampluseve warrants	65,341
Reclass USTec to realized loss	39,000
Reclass Topps to realized loss	(332,000)

Total Change in net Unrealized Appreciation during the year ended December 31, 2007	$3,521,821

The Corporation recognized appreciation on its equity investment in Gemcor based on the improved financial condition of the portfolio company since the Corporation’s made its first investment. Per the Corporation’s valuation policy, a portfolio company can be valued based on a conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years.

The Topps investment was valued to zero during the third quarter of 2007 when the plant that produces its frozen meat products was forced to recall its frozen hamburgers products. Topps announced on October 5, 2007 that because of the economic impact of the recall it closed its Elizabeth, NJ plant and subsequently the company filed for bankruptcy. The Corporation, therefore, realized a total loss on the investment in the fourth quarter of 2007 and removed the $332,000 of unrealized appreciation on Topps that had been previously recorded.

The Corporation recognized appreciation on its remaining equity investment in Adampluseve which participated in a round of financing in January 2007 that enabled it to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve, the value of which was adjusted based on the pricing of this recent round of financing.

USTec and Takeform satisfied their obligations to the Corporation during 2007 and therefore any unrealized appreciation (depreciation) was reclassified to a realized gain (loss).

Photonics is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of the year.

Synacor, Inc. filed an S-1 registration statement on August 2, 2007 with the SEC and also filed two amendments to the S-1 registration statement in October 2007. An S-1 is a registration document that a company files with the SEC regarding the proposed sale of its securities to the public. No valuation change occurred in the year ended December 31, 2007 with respect to the Synacor investment.

All of these value adjustments were done in accordance with the Corporation’s established valuation policy.

For the years ended December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005	Increase	% Increase

Net Change in Unrealized Appreciation	$9,958,053	$244,020	$9,714,033	3,980.8%

The Corporation recorded a net increase in unrealized appreciation on investments of $9,958,053 during the year ended December 31, 2006, as compared to an increase of $244,020 during the year ended December 31, 2005. The increase in unrealized appreciation on investments of $9,958,053 was due to the following valuation changes made by the Corporation:

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

Photonics is a public stock (NASDAQ symbol: PHPG.OB) and was marked to market at the end of the year.

All of these value adjustments were done in accordance with the Corporation’s established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under U.S. generally accepted accounting principles for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2007, the net increase was $2,719,165, as compared to a net increase in net assets from operations of $8,166,471 in 2006 and a net decrease of ($411,120) in 2005.

The net increase in net assets from operations for the year ended December 31, 2007 can be attributed to the investment gain before income taxes of $651,923 and the net unrealized gain on investments of $2,362,507. In addition, the Corporation recognized a $316,253 increase in net assets attributed to the cumulative effect adjustment upon adopting the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes”. The net increase for the year ended December 31, 2006 is due to the $9,431,273 net realized and unrealized gain on investments. The net decrease in net assets from operations in 2005 can primarily be attributed to the net investment loss of ($175,179), a realized loss on investments of ($382,353) and an unrealized gain on investments after tax of 146,412.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2007, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,396,595.

Net cash used in operating activities has averaged approximately $435,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations.

The Corporation realized approximately $550,000 in net cash flow from investing activities in fiscal 2007. The Corporation experienced net cash flow from investing activities of approximately $2.5 million for fiscal year 2006 and used approximately ($2.4) million of cash for investing activities in fiscal year 2005. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available SBA financing and proceeds from prior liquidations of portfolio investments. The Corporation anticipates that it will continue to make new investments and may experience a net use of cash over the next two years. In addition, significant liquidating events within the Corporation’s investment portfolio are difficult to determine with any certainty.

As of December 31, 2007 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of December 31, 2007. Management expects that it will not be necessary to draw down the SBA leverage prior to the leverage expiration in September of 2008.

Management believes that the cash and cash equivalents at December 31, 2007, coupled with the anticipated interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund new investments and operating activities over the next twelve months.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2007. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2012 and
	2008	2009	2010	2011	beyond

Scheduled Cash Receipts from Portfolio Companies	$1,300,000	$530,000	$3,040,000	$550,000	$0

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

Disclosure of Contractual Obligations

The following table shows the Corporation’s contractual obligations at December 31, 2007. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	3-5	More
	Total	1 Year	Years	Years	than 5 yrs

SBA Debentures	$8,100,000	$0	$0	$0	$8,100,000
Operating Lease Obligations (Rent of office space)	$48,240	$15,720	$32,520	$0	$0
Total	$8,148,240	$15,720	$32,520	$0	$8,100,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in the “Notes to Schedule of Portfolio Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation on investments.”

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

As of December 31, 2007, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2007 and 2006

Statements of Operations for the three years in the period ended December 31, 2007

Statements of Changes in Net Assets for the three years in the period ended December 31, 2007

Statements of Cash Flows for the three years in the period ended December 31, 2007

Schedule of Portfolio Investments as of December 31, 2007

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2007

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2007

Report of Independent Registered Public Accounting Firm

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2007	2006

Assets
Investments at fair value (identified cost: 2007 — $13,390,644; 2006 — $14,033,789)	$26,528,490	$23,649,814
Cash and cash equivalents	4,396,595	4,299,852
Interest receivable ( net of allowance $122,000)	647,001	507,242
Other assets	1,150,065	1,007,036

Total assets	$32,722,151	$29,463,944

Liabilities and Stockholders’ Equity (net assets)

Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,955,000	3,808,000
Income taxes payable	474,465	410,575
Accounts payable and accrued expenses	321,210	317,359
Deferred revenue	53,653	45,605

Total liabilities	12,904,328	12,681,539
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,940,409)	(6,253,128)
Undistributed net realized gain on investments	7,796,289	9,763,366
Net unrealized appreciation on investments	8,459,391	5,769,615
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2007 — $3.47 , 2006 — $2.93)	19,817,823	16,782,405

Total liabilities and stockholders’ equity (net assets)	$32,722,151	$29,463,944

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Investment income:
Interest from portfolio companies	$618,430	$757,824	$593,125
Interest from other investments	173,664	53,104	3,601
Dividend and other investment income	1,469,864	432,296	94,930
Other income	40,912	83,738	44,917

	2,302,870	1,326,962	736,573

Operating expenses:
Salaries	460,917	482,067	400,340
Employee benefits	112,147	101,785	99,569
Directors’ fees	77,750	59,500	54,200
Professional fees	212,822	116,068	96,917
Stockholders and office operating	122,332	108,687	115,386
Insurance	43,674	43,674	46,017
Corporate development	66,854	54,233	51,875
Other operating	51,389	10,769	9,385

	1,147,885	976,783	873,689
Interest on SBA obligations	503,062	472,526	277,287
Bad debt expense	—	69,875	114,870

Total expenses	1,650,947	1,519,184	1,265,846

Investment gain (loss) before income taxes	651,923	(192,222)	(529,273)
Current income tax expense	901,511	401,801	23,514
Deferred income tax (benefit) expense	(674,994)	670,779	(377,608)

Net investment gain (loss)	425,406	(1,264,802)	(175,179)

Realized and unrealized gain (loss) on investments:
Net realized (loss) gain on sales and dispositions	(68,748)	3,456,441	(382,353)
Unrealized appreciation (depreciation) on investments: Beginning of year	9,616,025	(342,028)	(586,048)
End of year	13,137,846	9,616,025	(342,028)

Change in unrealized appreciation (depreciation) before income taxes	3,521,821	9,958,053	244,020
Deferred income tax expense	1,159,314	3,983,221	97,608

Net increase in unrealized appreciation	2,362,507	5,974,832	146,412
Net realized and unrealized gain (loss) on investments	2,293,759	9,431,273	(235,941)

Net increase (decrease) in net assets from operations	$2,719,165	$8,166,471	$(411,120)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.48	$1.43	$(0.07)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Net assets at beginning of period	$16,782,405	$8,615,934	$9,027,054
Net investment gain(loss)	425,406	(1,264,802)	(175,179)
Cumulative effect adjustment for uncertain tax positions — FIN 48	316,253	—	—
Net realized (loss) gain on sales and dispositions of investments	(68,748)	3,456,441	(382,353)
Net increase in unrealized appreciation	2,362,507	5,974,832	146,412

Net increase (decrease) in net assets from operations	3,035,418	8,166,471	(411,120)

Net assets at end of period	$19,817,823	$16,782,405	$8,615,934

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$2,719,165	$8,166,471	$(411,120)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	33,598	26,672	23,297
Original issue discount accretion	(62,333)	—	—
Change in interest receivable allowance	—	—	114,870
Increase in unrealized appreciation of investments	(3,521,821)	(9,958,053)	(244,020)
Deferred tax expense (benefit)	484,453	4,654,000	(280,000)
Net realized loss (gain) on portfolio investments	68,748	(3,456,441)	382,353
Non-cash conversion of debenture interest	(50,000)	(34,356)	(30,852)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(139,759)	(209,623)	(151,999)
(Increase) decrease in other assets	(35,229)	42,440	(48,207)
Increase in income taxes payable	63,890	—	—
(Decrease) increase in accounts payable and accrued liabilities	(17,350)	560,246	34,891
Increase (decrease) in deferred revenue	8,048	(34,278)	(3,275)

Total adjustments	(3,167,755)	(8,409,393)	(202,942)

Net cash used in operating activities	(448,590)	(242,922)	(614,062)
Cash flows from investing activities:
Investments originated	(2,165,266)	(3,383,769)	(2,605,260)
Proceeds from sale of portfolio investments	255,440	4,374,762	17,647
Proceeds from loan repayments	2,456,509	1,473,322	181,271
Capital expenditures	(1,350)	(12,255)	(4,001)

Net cash provided by (used in) investing activities	545,333	2,452,060	(2,410,343)
Cash flows from financing activities:
Proceeds from SBA debenture	—	900,000	3,700,000
Origination costs to SBA	—	(19,125)	(92,500)

Net cash provided by financing activities	—	880,875	3,607,500

Net increase in cash and cash equivalents	96,743	3,090,013	583,095

Cash and cash equivalents:
Beginning of year	4,299,852	1,209,839	626,744

End of year	$4,396,595	$4,299,852	$1,209,839

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2007

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adampluseve, Inc. (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	Warrants to purchase 1,715 Series A convertible preferred shares.	7/14/06	3%	$68,000	$133,341	.02
APF Group, Inc. (e) (g) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$566,504 consolidated senior subordinated note at 12.74% due December 30, 2010. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	566,504	566,504	.10
Associates Interactive (e) (g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. www.associatesinteractive.com	$50,000 promissory note at 8% due October 15, 2008.	10/15/07	—	50,000	50,000	.01
Carolina Skiff LLC (e) (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21
Contract Staffing (e) (h) Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred stock repurchase agreement through March 31, 2010 at 5%. 11 shares of common stock.	11/8/99	10%	131,066	131,066	.02
EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 5.5% of common stock.	12/19/05	5%	500,000	500,000	.09
Gemcor II, LLC (e) (g) (h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	665,451	4,165,451	.73
Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. www.goldengoalpark.com	191,811 Class C units at 4%.	12/10/07	6%	637,414	637,414	.11
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	33.057% Class A membership interest. 8% cumulative dividend.	8/31/99	33%	400,000	198,000	.03

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2007 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A convertible preferred stock. Warrants for 21,596 common shares.	9/27/04	9%	1,000,000	8,761,700	1.53
Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	1,221,568	.21
New Monarch Machine Tool, Inc. (e) (g) (h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	$527,877 note at 12% due January 13, 2009. $300,000 note at 12% due January 13, 2009. 22.84 shares of common stock.	9/24/03	15%	$542,988	$542,988	.10
Niagara Dispensing Technologies, Inc. (e) (g) Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in beer dispensing systems. www.exactpour.com	$500,000 senior subordinated note at 9% due March 7, 2011. 200 shares common stock. $250,000 promissory note at 14% due July 10, 2008. $75,000 bridge note at 14% due December 10, 2008. Contingent warrants.	3/8/06	4%	865,010	865,010	.15
Photonic Products Group, Inc (OTC:PHPG.OB) (a) (i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	262,700	.04
RAMSCO (e) (g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$300,000 promissory notes at 8% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05
Rocket Broadband Networks, Inc. (g) Amherst, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Series A preferred shares. 247,998 Series A-1 preferred shares. 996,441 Series B preferred shares	12/20/05	11%	680,000	680,000	.12
Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2007 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	200,000 shares of Series B preferred stock. 78,186 Series A preferred shares. 80,126 Series C preferred shares. 299,146 common shares.	11/18/02	4%	1,349,479	4,168,001	.73
Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares, 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21
WineIsIt.com, Corp. Williamsville, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	(g) $500,000 senior subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock. (e) $20,000 note at 18% due April 26, 2008.	12/18/02	2%	821,918	100,000	.02
Other Investments	Various			484,509	28,000	.02

	Total portfolio investments (f)			$13,390,644	$26,528,490	$4.64

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2007 – (Continued)

Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2007 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of its warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s, which describe the policies and procedures used in valuing investments. These valuation guidelines are similar to the accounting principals generally accepted in the United States of America. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies that are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of December 31, 2007, the aggregate cost of investment securities approximated $13.4 million. Net unrealized appreciation aggregated approximately $13.1 million of which $14.8 million related to appreciated investment securities and $1.7 million related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment.

(h)	Reduction in cost and value reflects current principal repayment.

(i)	Publicly owned company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2007, 2006, 2005, 2004 and 2003

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003

Income from investment operations(1):
Investment income	$0.40	$0.23	$0.13	$0.13	$0.08
Expenses	0.28	0.26	0.22	0.16	0.16

Investment gain (loss) before income taxes	0.12	(0.03)	(0.09)	(0.03)	(0.08)
Income tax expense (benefit)	0.04	0.19	(0.06)	(0.01)	(0.03)

Net investment gain (loss)	0.08	(0.22)	(0.03)	(0.02)	(0.05)
Cumulative effect for uncertain tax positions- FIN 48	0.06	0.00	0.00	0.00	0.00
Net realized and unrealized gain (loss) on investments	0.40	1.65	(0.04)	(0.02)	0.00

Increase (decrease) in net asset value	0.54	1.43	(0.07)	(0.04)	(0.05)
Net asset value, beginning of year	2.93	1.51	1.58	1.62	1.67

Net asset value, end of year	$3.47	$2.93	$1.51	$1.58	$1.62

Per share market value, end of year	$3.60	$3.50	$1.34	$1.56	$1.45

Total return based on market value	2.86%	161.2%	(14.1)%	7.6%	40.8%
Total return based on net asset value	18.1%	94.8%	(4.6)%	(2.5)%	(3.8)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	9.02%	11.96%	14.35%	9.86%	10.01%
Ratio of expenses including taxes to average net assets	10.26%	20.41%	10.34%	9.53%	8.45%
Ratio of net investment gain (loss) to average net assets	2.32%	(9.96)%	(1.99)%	(1.23)%	(3.67)%
Portfolio turnover	8.6%	18.1%	21.6%	50.4%	24.3%
Net assets end of year	$19,817,823	$16,782,405	$8,615,934	$9,027,054	$9,238,489
Weighted average shares outstanding at end of year	5,718,934	5,718,934	5,718,934	5,718,934	5,722,776

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. –	Summary of Significant Accounting Policies

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

During the first quarter of 2002, Rand formed a wholly-owned subsidiary, Rand Capital SBIC, L.P., (Rand SBIC) for the purpose of operating it as a small business investment company. Simultaneously with the formation of Rand SBIC, Rand Capital Management, LLC (Rand Management), also a wholly-owned subsidiary, was formed to act as the general partner of Rand SBIC. On January 25, 2002, Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital.” On August 16, 2002, Rand received notification that its Small Business Investment Company (SBIC) application had been approved and licensed by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies. As of December 31, 2007, the Corporation had drawn down $8,100,000 on its leverage commitments (see Note 4).

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

Certain investment agreements require the portfolio companies to meet certain financial and non-financial covenants. At December 31, 2007 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining of the carrying value of the investment.

Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses.

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

Original Issue Discount  – Investments may create “original issue discount” or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by the equal amount in the form of a note discount or OID. The note is then reported net of the OID and the OID, therefore, is amortized into interest income over the life of the loan. The Corporation recorded one original issue discount during 2006 in the amount of approximately $68,000 and recognized $62,333 and $5,557 in OID income for the years ended December 31, 2007 and 2006, respectively.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the year ended December 31, 2007, 2006 and 2005 was $27,982, $26,591 and $17,272, respectively. Annual amortization expense for the next five years is estimated to average $27,000 per year.

Deferred Revenue  – The Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2007, 2006 and 2005 amounted to $27,911, $50,277 and $37,916, respectively. Deferred revenue amortization income is estimated to be $8,000 in 2008, and less than $5,000 annually thereafter, based on the deferred revenue balance at December 31, 2007.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid (refunded) during the years ended December 31, 2007, 2006 and 2005 amounted to $845,429, ($11,097) and $27,517, respectively. Interest paid during the years ended December 31, 2007, 2006 and 2005 was $468,184, $392,080 and $216,068, respectively. During 2007, 2006 and 2005, the Corporation converted $50,000, $34,356 and $30,852, respectively, of interest receivable into equity investments. During the years ended December 31, 2007 and 2006 the Corporation recorded two escrow receivables totaling $209,469 and $711,249, respectively, in connection with the sale of investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit. Cash is invested with banks in amounts, which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2007, 72% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2006, 67% of the Corporation’s total investment value was held in five notes and equity securities.

Income Taxes – Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. FIN 48 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at January 1, 2007 and December 31, 2007.

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

Recent Accounting Pronouncements – In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 in the first quarter of fiscal year 2007. See “Income taxes” information in Footnote 1 above for additional information regarding the impact of adopting the provisions of FIN 48 and the related disclosures.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (FSP) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Corporation will be required to adopt the enhanced disclosure provisions of SFAS 157 in the first quarter of 2008 since its investments are recognized at fair value in its financial statements. The Corporation is in the process of evaluating SFAS 157.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact on its financial position, results of operations and cash flows if its elects to adopt the provisions of SFAS No. 159.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2. –	Other Assets

At December 31, 2007 and 2006 other assets was comprised of the following:

	2007	2006

Escrow receivable from Innov-X	$711,249	$711,249
Deferred debenture costs	219,428	247,410
Escrow receivable from Allworx	140,048	—
Escrow receivable from USTec	69,421	—
Property, plant and equipment (net)	8,628	12,895
Dividend receivables	1,013	19,254
Operating receivables	278	16,228

Total other assets	$1,150,065	$1,007,036

In 2006 the Corporation sold a portion of its shares in Innov-X. As part of the sale a percentage of the proceeds were held in an escrow account, which the Corporation has recorded as a receivable. The amount is expected to be released from escrow in 2008.

In 2007 the Corporation sold its equity in Allworx. A portion of the proceeds were held in escrow and are expected to be released in 2009.

In 2007 the Corporation sold a portion of its shares in USTec. A portion of the proceeds were held in escrow and are expected to be released in 2008.

Note 3. –	Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary difference and carryforwards that give rise to the Corporation’s net deferred tax (liabilities) at December 31, 2007 and 2006 are approximately as follows:

	2007	2006

Operations	$574,000	$(125,000)
Investments	(4,678,000)	(3,846,000)
Tax credit carryforwards	149,000	163,000

Deferred tax (liability), net	$(3,955,000)	(3,808,000)

The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2007 and 2006.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2007	2006	2005

Current:
Federal	$837,752	$398,154	$–
State	63,759	3,647	23,514

	901,511	401,801	23,514

Deferred:
Federal	472,266	3,956,000	(112,000)
State	12,054	698,000	(168,000)

	484,320	4,654,000	(280,000)

Total	$1,385,831	$5,055,801	$(256,486)

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2007	2006	2005

Net investment gain (loss) and realized gain (loss) before income tax expense (benefit)	$4,104,996	$13,222,272	$(667,606)

Expected tax expense (benefit) at statutory rate	$1,395,699	$4,495,572	$(226,986)
State – net of federal effect	87,430	793,336	(40,057)
Tax credits and other	(97,298)	(233,107)	10,557

Total	$1,385,831	$5,055,801	$(256,486)

At December 31, 2007 and 2006 the Corporation no longer had any federal net operating loss carryforwards, state net operating loss carryforwards or capital loss carryforwards. For state tax purposes the Corporation had a Qualified Emerging Technology Company (QETC) tax credit carryforward of $225,305 and $247,300 at December 31, 2007 and 2006. The QETC credit carryforward does not have an expiration date.

Note 4. –	SBA Debenture Obligations

Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of its approved SBA Guaranteed Debenture leverage. This fee was paid in two installments of $50,000 each in July 2003 and August 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and is a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. As of December 31, 2007 and 2006, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $8,100,000 against this commitment. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.12% to 5.995%, plus an annual charge that ranged from .855% to .887% during the year ended December 31, 2007. The debentures outstanding at December 31, 2007 mature from 2014 to 2016.

Note 5. –	Stockholders’ Equity (Net Assets)

At December 31, 2007 and 2006, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 25, 2008.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of change in equity accounts:

	Accumulated	Undistributed	Net unrealized
	Net	Net Realized	Appreciation
	Investment	Gain (Loss) on	(Depreciation)
	Loss	Investments	on Investments

Balance, December 31, 2005	$(4,988,326)	$6,306,925	$(205,217)

Net (decrease) increase in net assets from operations	(1,264,802)	3,456,441	5,974,832

Balance, December 31, 2006	$(6,253,128)	$9,763,366	$5,769,615

Net increase (decrease) in net assets from operations	2,312,719	(1,967,077)	2,689,776

Balance, December 31, 2007	$(3,940,409)	$7,796,289	$8,459,391

Note 6. –	Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2007, 2006 and 2005, no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 7).

Note 7. –	Employee Benefit Plans

The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Plan expense was $29,882, $22,073, and $21,847 during the years ended December 31, 2007, 2006 and 2005, respectively.

In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with of the Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid can not exceed 20% of the Corporations net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers who are fully vested in the Plan. There were no contributions to the Plan during the years ended 2007, 2006 and 2005.

Note 8. –	Commitments And Contingencies

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2007 and 2006 were $59,000 and, $27,142, respectively.

The Corporation has a lease for office space which expires in December 2010. Rent expense under this operating lease for the years ended December 31, 2007, 2006 and 2005 was approximately $16,000 per year. The future operating lease obligation for the next 3 years is approximately $16,000 per year.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. –	Subsequent Events

Subsequent to the year ended December 31, 2007, the Corporation made three investments in three portfolio companies for a total of $524,990 and one portfolio company repaid its debenture instrument for $520,000 to the Corporation.

Note 10. – Quarterly Operations And Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2007
Investment income	$1,081,127	$365,603	$375,728	$480,412
Net increase (decrease) in net assets from operations	2,780,856	(351,099)	157,940	131,468
Basic and diluted net increase (decrease) in net assets from operations per share	0.49	(0.06)	0.03	0.02
2006
Investment income	$506,419	$406,127	$213,171	$201,245
Net increase in net assets from operations	7,653,329	81,037	238,475	193,630
Basic and diluted net increase in net assets from operations per share	1.34	0.01	0.04	0.04

Note 11. – Allowance For Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses from interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the accounts receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2007	2006	2005

Balance at beginning of year	$(122,000)	$(236,870)	$(122,000)
Provision for losses	–	–	(114,870)
Recoveries/Sales	–	114,870	–

Balance at end of year	$(122,000)	$(122,000)	$(236,870)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED LOSS
For the Year Ended December 31, 2007

	Cost	Realized
	Increase	Gain
	(Decrease)	(Loss)

New and additions to previous investments
Golden Goal LLC	$637,414
Allworx	500,000
Synacor	350,001
Ramsco	300,000
Rocket Broadband	280,000
Niagara Dispensing	325,010
Adam+Eve	62,333
Associates Interactive	50,000
Niagara Dispensing	40,000
New Monarch	22,841
Photonics	10,000

	2,577,599
Investments sold/liquidated
Ramsco repayment	(819,428)	$555,000
Topps write off	(595,000)	(595,000)
Adam+Eve repayment	(561,000)
Allworx repayment	(500,000)	140,048
USTec repayment	(350,000)	(39,236)
New Monarch repayment	(172,516)
Takeform repayment	(135,000)	(130,000)
Gemcor repayment	(57,482)
APF repayment	(19,984)
Contract Staffing repayment	(10,334)
Miscellaneous	—	440

	(3,220,744)	(68,748)

Net change in investments at cost and realized (loss)	$(643,145)	$(68,748)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, including the consolidated schedule of portfolio investments as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2007, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2007 and 2006. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2007 and 2006, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2007, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $26,528,490 (134% of net assets) and $23,649,814 (141% of net assets) as of December 31, 2007 and 2006, respectively, include securities valued at $26,265,790 and $23,516,594, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2007 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9A(T).	Managements Annual Report on Internal Control Over Financial Reporting

Management report on Internal Control Over Financial Reporting   The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Information in response to this Item is incorporated herein by reference to the information under the headings “ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial

Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2008, to be filed under Regulation 14A (the “2008 Proxy Statement”).

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

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2008 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2008 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2008 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2008 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2007 and 2006

Statements of Operations for the three years in the period ended December 31, 2007

Statements of Changes in Net Assets for the three years in the period ended December 31, 2007

Statements of Cash Flows for the three years in the period ended December 31, 2007

Schedule of Portfolio Investments as of December 31, 2007

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2007

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2007

Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 10 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan – incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.8)	Profit Sharing Plan – incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation – filed on the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P. – furnished herewith

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2008
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum	President	March 25, 2008

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 25, 2008

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum	Director	March 25, 2008

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 25, 2008

/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 25, 2008

/s/ Willis S. McLeese Willis S. McLeese	Director	March 25, 2008

/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 25, 2008

/s/ Jayne K. Rand Jayne K. Rand	Director	March 25, 2008

/s/ Robert M. Zak Robert M. Zak	Director	March 25, 2008