Form 10-Q
period 2008-03-31
RAND CAPITAL CORP
filed 2008-05-13
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of May 5, 2008 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31,
	(Unaudited)	2007

ASSETS
Investments at fair value (identified cost: 3/31/08 — $13,367,135; 12/31/07 — $13,390,644)	$26,375,281	$26,528,490
Cash and cash equivalents	3,206,341	4,396,595
Interest receivable (net of allowance $122,000)	858,550	647,001
Prepaid income taxes	43,157	—
Other assets	1,280,749	1,150,065

Total assets	$31,764,078	$32,722,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,756,000	3,955,000
Income taxes payable	—	474,465
Accounts payable and accrued expenses	152,348	321,210
Deferred revenue	29,723	53,653

Total liabilities	12,038,071	12,904,328

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,887,900)	(3,940,409)
Undistributed net realized gain on investments	7,735,477	7,796,289
Net unrealized appreciation on investments	8,375,878	8,459,391
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 3/31/08 — $3.45 , 12/31/07 — $3.47)	19,726,007	19,817,823

Total liabilities and stockholders’ equity (net assets)	$31,764,078	$32,722,151

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007

Investment income:
Interest from portfolio companies	$251,764	$199,717
Interest from other investments	34,584	46,047
Dividend and other investment income	84,934	229,420
Other income	7,083	5,228

	378,365	480,412

Operating expenses:
Salaries	108,384	106,970
Employee benefits	43,630	42,313
Directors’ fees	11,750	12,250
Professional fees	60,290	31,678
Stockholders and office operating	24,508	32,413
Insurance	10,500	10,920
Corporate development	16,562	14,790
Other operating	1,978	2,479

	277,602	253,813
Interest on SBA obligations	125,766	125,766

Total expenses	403,368	379,579

Investment (loss) gain before income taxes	(25,003)	100,833

Current income tax expense	136,113	98,297
Deferred income tax benefit	(152,813)	(98,668)

Net investment (loss) gain	(8,303)	101,204

Realized and unrealized gain (loss) on investments:
Net loss on sales and dispositions	—	(39,236)
Unrealized appreciation on investments:
Beginning of period	13,137,846	9,616,025
End of period	13,008,146	9,725,646

Change in unrealized appreciation before income taxes	(129,700)	109,621
Deferred income tax (benefit) expense	(46,187)	40,121

Net (decrease) increase in unrealized appreciation	(83,513)	69,500

Net realized and unrealized (loss) gain on investments	(83,513)	30,264

Net (decrease) increase in net assets from operations	$(91,816)	$131,468

Weighted average shares outstanding	5,718,934	5,718,934

Basic and diluted net (decrease) increase in net assets per share from operations	$(0.02)	$0.02
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(91,816)	$131,468
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
Depreciation and amortization	8,195	8,496
Original issue discount accretion	—	(62,333)
Decrease (increase) in unrealized appreciation of investments	129,700	(109,621)
Deferred tax benefit	(199,000)	(58,547)
Net realized loss on portfolio investments	—	39,236
Non-cash conversion of debenture interest	—	(40,000)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(211,549)	3,381
Increase in other assets	(137,689)	(314,910)
Increase in prepaid income taxes	(43,157)	—
Decrease in income taxes payable	(474,465)	—
(Decrease) in accounts payable and accrued expenses	(168,862)	(644,886)
Decrease in deferred revenue	(23,930)	(5,228)

Total adjustments	(1,120,757)	(1,184,412)

Net cash used in operating activities	(1,212,573)	(1,052,944)

Cash flows from investing activities:
Investments originated	(524,990)	—
Proceeds from loan repayments	548,499	970,015
Capital expenditures	(1,190)	(1,350)

Net cash provided by investing activities	22,319	968,665

Net decrease in cash and cash equivalents	(1,190,254)	(84,279)

Cash and cash equivalents:
Beginning of period	4,396,595	4,299,852

End of period	$3,206,341	$4,215,573

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Net assets at beginning of period	$19,817,823	$16,782,405

Cumulative effect adjustment for uncertain tax positions — FIN 48	—	316,253

Net investment (loss) gain	(8,303)	101,204

Net realized loss on investments	—	(39,236)

Net change in unrealized appreciation of investments	(83,513)	69,500

Net (decrease) increase in net assets from operations	(91,816)	447,721

Net assets at end of period	$19,726,007	$17,230,126

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2008
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adampluseve, Inc. (g) New York, NY. Luxury sports wear company for men and women. www.adampluseve.com	Warrants to purchase 1,715 Series A convertible preferred shares.	7/14/06	3%	$68,000	$133,341	.02

APF Group, Inc. (e)(g) Mount Vernon, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$566,504 consolidated senior subordinated note at 12.74% due December 30, 2010. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	566,504	566,504	.10

Associates Interactive, LLC (e)(g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. www.associatesinteractive.com	$247,812.50 promissory note at 8% due December 19, 2012. Investor units totaling 21.88% of company.	10/15/07	22%	250,000	250,000	.04

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.22

Contract Staffing (e)(h) Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred stock repurchase agreement through March 31, 2010 at 5%. 11 shares of common stock.	11/8/99	10%	117,815	117,815	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 5.5% of common stock.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	650,350	4,150,350	.73

Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. www.goldengoalpark.com	191,811 Class C units at 4%.	12/10/07	6%	637,414	637,414	.11

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	198,000	.03

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A convertible preferred stock. Warrants for 21,596 common shares. 8% cumulative dividend	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,043	1,221,567	.21

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2008 (Continued)
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS), which enables a new generation of high definition displays. www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.02

New Monarch Machine Tool, Inc. (e)(g)(h) Cortland, NY. Manufactures and services vertical/horizontal machining centers. www.monarchmt.com	22.84 shares of common stock.	9/24/03	15%	22,841	22,841	.00

Niagara Dispensing Technologies, Inc. (e) Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. www.exactpour.com	$50,000 bridge note at 14% due March 7, 2009. (g) $500,000 senior subordinated note at 9% due March 7, 2011. $250,000 promissory note at 14% due July 10, 2008. $75,000 bridge note at 14% due December 10, 2008. $25,000 bridge note at 14% due January 9, 2009. $45,000 bridge note at 14% due January 17, 2009. $10,000 bridge note at 14% due February 4, 2009. $94,990 bridge note at 14% due February 14, 2009. 200 shares common stock. Contingent warrants.	3/8/06	4%	1,090,000	979,000	.17

Photonic Products Group, Inc (OTC:PHPG.OB) (a)(i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	272,000	.05

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$300,000 promissory notes at 8% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

Rocket Broadband Networks, Inc. (g) Amherst, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Series A preferred shares. 247,998 Series A-1 preferred shares. 996,441 Series B preferred shares	12/20/05	11%	680,000	680,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	78,186 Series A preferred shares. 200,000 shares of Series B preferred stock. 80,126 Series C preferred shares. 299,146 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2008 (Continued)
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

WineIsIt.com, Corp. Williamsville, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	(g) $500,000 senior subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock. (e) $20,000 note at 18% due April 1, 2009.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			484,510	.00	.00

	Total portfolio investments			$13,367,135	$26,375,281	$4.61

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2008 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2008 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c) The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
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
(f) Income Tax Information — As of March 31, 2008, the aggregate cost of investment securities approximated $13.4 million. Net unrealized appreciation aggregated approximately $13.0 million, of which $14.8 million related to appreciated investment securities and $1.8 million related to depreciated investment securities.
(g) Rand Capital SBIC, L.P. investment.
(h) Reduction in cost and value from previously reported balances reflects current principal repayment.
(i) Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2008 and 2007
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
     The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. This fee was 1% of the face amount of the leverage reserved under the commitment and represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of March 31, 2008, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
     SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in regulatory capital. The Corporation expects to use Rand SBIC as its primary investment vehicle.
     The Corporation formed Rand SBIC as a subsidiary for the purpose of causing it to be licensed as an SBIC under the Small Business Investment Act of 1958 (the “SBA Act”) by the SBA, in order to have access to various forms of leverage provided by the SBA to SBIC’s.
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
     Since the filing of its original Application for Exemption, Rand has maintained discussions with the staff of the Division of Investment Management of the SEC concerning Rand’s application. The principal substantive issue in these discussions has been the structure of Rand SBIC as a limited partnership. Rand SBIC must meet the requirements of the SBA for licensed SBIC’s, and at the same time Rand SBIC must meet the requirements of the SEC that apply to BDCs.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2008 are not necessarily indicative of the results for the full year.
     These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to the following:

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
     Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the quarter ending March 31, 2008 and $62,333 in OID income for the quarter ending March 31, 2007.
     Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $6,995 for the three months ended March 31, 2008, compared to $6,996 for the three months ended March 31, 2007.
     Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the three months ended March 31, 2008 and 2007 amounted to $653,735 and $508,222, respectively. Interest paid during the three months ended March 31, 2008 and 2007 amounted to $235,494 and $230,103, respectively. During the three months ended March 31, 2007, the Corporation converted $40,000 of interest receivable into equity investments. There were no equity conversions during the three months ended March 31, 2008.
     Accounting Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Stockholders’ Equity (Net Assets) — At March 31, 2008 and December 31, 2007, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 25, 2008. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for a total cost of $47,206. No additional shares have been repurchased since 2003.
     Profit Sharing and Stock Option Plan - In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2008 no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

     In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and after reduction for realized and unrealized losses on the Rand SBIC investment portfolio. Any profit sharing paid can not exceed 20% of the Corporation’s net income, as defined. There have been no accruals for, or contributions to, the Profit Sharing Plan since the Plan inception in 2002.
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
     The cumulative effect of adopting FIN 48 for the quarter ended March 31, 2007 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months. There has been no material changes in liabilities recorded for uncertain tax positions in the first quarter of 2008.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at December 31, 2007 and March 31, 2008.
     The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.
     The prepaid income taxes balance at March 31, 2008 represents 2007 estimated tax payments that the Corporation estimates will be refundable when the final 2007 income taxes are filed.
     Concentration of Credit Risk — At March 31, 2008 Innov-X Systems, Inc., Synacor Inc. and Gemcor II, LLC represent 33%,16% and 16%, respectively, of the fair value of the Corporation’s investment portfolio.
     Subsequent Events — Subsequent to the quarter end of March 31, 2007, the Corporation was repaid its escrow amount and accumulated interest by Innov-X Systems, Inc. in the amount of $754,318. In addition, the Corporation converted all of its debt instruments in Niagara Dispensing Technologies, Inc. into preferred equity securities.

Note 3. INVESTMENTS
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
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Corporation had adopted the enhanced disclosure provisions of SFAS 157 in the first quarter of 2008 since its investments are recognized at fair value in its financial statements. The following is a summary of the Corporation’s SFAS No. 157 findings.
Assets Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reported Date Using
		Quoted Prices in		Other Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$26,375,281	$272,000	$0	$26,103,281

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments

Beginning Balance, December 31, 2007, of Level 3 Assets		$26,265,790

Realized Gains or Losses included in net change in net assets from operations		—

Unrealized gains or losses included in net change in net assets from operations
BioWorks	($28,000)
Niagara Dispensing Technologies, Inc.	($111,000)	($139,000)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Purchases of Securities
Mezmeriz, Inc.	$100,000
Niagara Dispensing Technologies, Inc.	$224,990
Associates Interactive, LLC	$200,000	$524,990

Repayments of Securities
New Monarch Machine Tool, Inc.	($520,147)
Gemcor II, LLC	($15,102)
Contract Staffing	($13,251)	($548,500)

Transfers in or out of Level 3		—
Other		$1.00

Ending Balance, March 31, 2008, of Level 3 Assets		$26,103,281

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		($139,000)

Gains and losses (realized and unrealized) included in Net Increase (decrease) in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$0

Change in unrealized gains or losses relating to assets still held at reporting date		($139,000)

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
     Rand is incorporated under the laws of New York and is regulated under the 1940 Act as a business development company (“BDC”). In addition a wholly-owned subsidiary, Rand SBIC, is regulated as a Small Business Investment Company (“SBIC”) by the Small Business Administration (“SBA”). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.
Critical Accounting Policies
     The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the December 31, 2007 Form 10-K in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

	3/31/08	12/31/07	Decrease	% Decrease
Total assets	$31,764,078	$32,722,151	($958,073)	(2.9%)
Total liabilities	12,038,071	12,904,328	(866,257)	(6.7%)

Net assets	$19,726,007	$19,817,823	($91,816)	(0.5%)

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	3/31/08	12/31/07	Decrease	% Decrease
Investments, at cost	$13,367,135	$13,390,644	($23,509)	(0.2%)
Unrealized appreciation, net	13,008,146	13,137,846	(129,700)	(1.0%)

Investments at fair value	$26,375,281	$26,528,490	($153,209)	(0.6%)

     The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$224,990
Associates Interactive	200,000
Mezmeriz, Inc.	100,000

Total of investments made during the three months ended March 31, 2008	$524,990

Investment Repayments:
New Monarch Machine Tool, Inc. (Monarch)	$(520,147)
Gemcor II, LLC (Gemcor)	(15,102)
Contract Staffing	(13,250)

Total of sales and investment repayments during the three months ended March 31, 2008	(548,499)

Total change in investment balance, at cost, during the three months ended March 31, 2008	($23,509)

     Net asset value (NAV) per share was $3.45/share at March 31, 2008 versus $3.47/share at December 31, 2007.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 134% of net assets at March 31, 2008 and December 31, 2007.
     Cash and cash equivalents approximated 16% of net assets at March 31, 2008 compared to 22% at December 31, 2007.
Results of Operations
Investment Income

     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments. The sources and amounts of interest and dividend income will fluctuate from period to period based on, among other things, the Corporation’s balances and composition in its portfolio investments versus its cash balances. The investment income is impacted by the Corporation’s ability to fund investments that fit its strategic profile and the level of liquidity events within its investment portfolio which can not be predicted with any certainty.
Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

			Increase	% Increase
	March 31, 2008	March 31, 2007	(Decrease)	(Decrease)

Interest from portfolio companies	$251,764	$199,717	$52,047	26.1%
Interest from other investments	34,584	46,047	(11,463)	(24.9%)
Dividend and other investment income	84,934	229,420	(144,486)	(63.0%)
Other income	7,083	5,228	1,855	35.5%

Total investment income	$378,365	$480,412	($102,047)	(21.2%)

Interest from portfolio companies — The portfolio interest income increase is due to two non recurring items in portfolio interest revenue for the quarter ending March 31, 2008. Interest of $43,067 was recognized on the escrow from Innov-X Systems, Inc. (Innov-X). The Innov-X escrow of $711,249 and the accrued interest were received subsequent to quarter end. In addition, the Corporation recognized $102,411 in cumulative dividends from Innov-X. These dividends resulted from the renegotiation of the preferred stock terms and provided for an 8% cumulative deferred return. This dividend will continue to accrue on prospectively and will be accrued monthly and recognized in portfolio interest income.
     Without the two aforementioned non recurring portfolio interest items this line item would have decreased ($93,431) or (47%) from the prior year quarter ended March 31, 2007. The decrease is a result of two portfolio companies (RAMSCO and New Monarch Machine Tool Inc. (Monarch)) repaying their debt instruments during the last twelve months coupled with the fact that 60% of the new investments made by the Corporation have been equity instruments.
     For the period ending March 31, 2007 the Corporation recognized Original Issue Discount (OID) income on its Adampluseve, Inc (Adampluseve) investment. Adampluseve paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the three months ended March 31, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

			Year that Interest
Company	Interest Rate	Investment Cost	Accrual Ceased
G-Tec	8%	400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	801,918	2005

Interest from other investments — The decrease in interest income is primarily due to lower cash balances. The cash balance at March 31, 2008 and 2007 was $3,206,341 and $4,215,573, respectively.
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
     Dividend income for the three months ended March 31, 2008 consisted of a distribution from Gemcor II, LLC (Gemcor) for $84,934. Dividend income for the three months ended March 31, 2007 consisted of distributions from Gemcor for $204,051, Topps Meat Company LLC (Topps) for $12,545 and Carolina Skiff LLC (Carolina Skiff) for $12,824.
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
     The income associated with the amortization of financing fees was $2,083 and $5,228 for the three months ended March 31, 2008 and 2007, respectively. The decrease is due to the fact that the Corporation has not charged any of its new portfolio companies financing fees in the last eighteen months. The annualized financing fee income based on the existing portfolio will be approximately $8,300 in 2008.
     The income associated with board attendance fees was $5,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.
Operating Expenses
Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

	March 31, 2008	March 31, 2007	Increase	% Increase

Total Expenses	$403,368	$379,579	$23,789	6.3%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The increase in operating expenses during the three months ended March 31, 2008 can be attributed to the 90% or $28,612 increase in professional fees. Professional fees consist of legal, accounting and tax expenses. The increase in legal fees can be attributed to the anticipated restructuring of the corporate structure to comply with certain SBA regulations that were discussed in Note 1 “Organization”. The Corporation expects legal fees to continue to increase until the reorganization is finalized during 2008.
Net Realized Gains and Losses on Investments

     There were no realized gains or losses during the three months ended March 31, 2008.
     During the three months ended March 31, 2007, the Corporation recognized a net realized loss of ($39,236) as UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764.
Net Change in Unrealized Appreciation of Investments
     The Corporation recorded a net decrease in unrealized appreciation on investments of ($129,700) during the three months ended March 31, 2008, as compared to an increase of $109,621 for the three months ended March 31, 2007. The decrease of ($129,700) in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

March 31, 2008
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	($111,000)
Bioworks	(28,000)
Photonic Products Group, Inc (Photonic)	9,300

Total change in net unrealized appreciation during the three months ended March 31, 2008	($129,700)

     The Corporation has, subsequent to quarter end, converted its debt instruments in Niagara Dispensing to equity. Therefore it has revalued its investment as of March 31, 2008 in Niagara Dispensing based on the valuation of equity shares at conversion.
     The Corporation’s investment in Bioworks was valued at zero for the three months ended March 31, 2008 based on an analysis of the liquidation preferences of senior securities in the portfolio company.
     Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
     Synacor Inc. filed an S-1 registration statement on August 2, 2007 with the SEC and also filed an amended S-1 in April 2008. An S-1 is a registration document that a company files with the SEC regarding the proposed sale of its securities to the public. No valuation change has occurred with respect to the Synacor S-1 filings.
     The increase in unrealized appreciation on investments of $109,621 for the three months ended March 31, 2007 is due to the following valuation changes made by the Corporation:

March 31, 2007
Adampluseve warrants	$65,341
Reclass UStec to realized loss	39,000
Photonic	5,280

Total increase in net unrealized appreciation During the three months ended March 31, 2007	$109,621

     The Corporation recognized appreciation on its remaining equity investment in Adampluseve. The portfolio company participated in a round of financing in January 2007 that caused them to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve and they were adjusted based on the pricing of this recent round of financing.

     Photonic is a publicly traded stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
     All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net (Decrease) Increase in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2008, the net decrease in net assets from operations was ($91,816) as compared to a net increase in net assets from operations of $131,468 for the same three month period in 2007. The decrease for the period ending March 31, 2008 can be attributed to the decrease of ($129,700) in unrealized appreciation in the current year and the net investment loss of ($8,303).
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
     As of March 31, 2008 the Corporation’s total liquidity, consisting of cash and cash equivalents, totaled $3,206,341.
     As of March 31, 2008 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of March 31, 2008. These SBA borrowings will have balloon maturities beginning in 2014. Management expects that it will not be necessary to draw down the remaining $1,900,000 of approved SBA leverage before its expiration in September of 2008, and that the large cash balance will be adequate to fund new investments and operating activities.
     Management believes that the cash and cash equivalents at March 31, 2008, coupled with the anticipated interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation expects its cash flow related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy is contained in Item 1 “Financial Statements” and Supplementary Data in the “Notes to Consolidated Schedule of Portfolio Investments” is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statement of Operations as “Net change in unrealized appreciation.”

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
     As of March 31, 2008 the Corporation did not have any off-balance sheet investments or hedging investments.
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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments
     There is typically no public market for securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors in accordance with the established SBA valuation policy. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the statement of operations as “Net change in unrealized appreciation.”
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
(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form10-K filed for the year ended December 31, 2001

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC— incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)	N/A

(10.8)	Profit Sharing Plan — incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation — incorporated by reference to Exhibit 21 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, L.P. — furnished herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2008

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P. By: RAND CAPITAL MANAGEMENT LLC General Partner By: RAND CAPITAL CORPORATION Member
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer