Form 10-Q
period 2008-06-30
RAND CAPITAL CORP
filed 2008-08-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 5, 2008 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments at fair value (identified cost: 6/30/08 - $13,519,702; 12/31/07 - $13,390,644)	$26,462,848	$26,528,490
Cash and cash equivalents	3,725,850	4,396,595
Interest receivable (net of allowance $122,000)	858,641	647,001
Other assets	471,835	1,150,065

Total assets	$31,519,174	$32,722,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,375,000	3,955,000
Income taxes payable	44,854	474,465
Accounts payable and accrued expenses	253,528	321,210
Deferred revenue	37,016	53,653

Total liabilities	11,810,398	12,904,328

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,863,278)	(3,940,409)
Undistributed net realized gain on investments	7,735,477	7,796,289
Net unrealized appreciation on investments	8,334,025	8,459,391
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 6/30/08 - $3.45 , 12/31/07 - $3.47)	19,708,776	19,817,823

Total liabilities and stockholders’ equity (net assets)	$31,519,174	$32,722,151

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Investment income:
Interest from portfolio companies	$110,017	$134,479	$361,781	$334,196
Interest from other investments	18,520	46,243	53,104	92,290
Dividend and other investment income	349,647	179,590	434,581	409,010
Other income	4,084	15,416	11,167	20,644

	482,268	375,728	860,633	856,140

Operating expenses:
Salaries	106,682	100,587	215,066	207,557
Employee benefits	27,081	23,076	70,711	65,389
Directors’ fees	44,250	44,250	56,000	56,500
Professional fees	59,347	65,584	119,637	97,262
Stockholders and office operating	37,200	41,741	61,708	74,154
Insurance	8,600	10,920	19,100	21,840
Corporate development	18,603	17,675	35,165	32,465
Other operating	2,460	3,062	4,438	5,541

	304,223	306,895	581,825	560,708
Interest on SBA obligations	125,765	125,765	251,531	251,531

Total expenses	429,988	432,660	833,356	812,239

Investment gain (loss) before income taxes	52,280	(56,932)	27,277	43,901

Current income tax expense	(385,511)	(83,068)	(521,624)	(181,365)
Deferred income tax benefit	357,853	291,465	510,666	390,133

Net investment gain	24,622	151,465	16,319	252,669

Realized and unrealized gain (loss) on investments:
Net gain (loss) on sales and dispositions	—	440	—	(38,796)
Unrealized appreciation on investments:
Beginning of period	13,008,146	9,725,646	13,137,846	9,616,025
End of period	12,943,146	9,735,146	12,943,146	9,735,146

Change in unrealized appreciation before income taxes	(65,000)	9,500	(194,700)	119,121
Deferred income tax (benefit) expense	(23,147)	3,465	(69,334)	43,586

Net (decrease) increase in unrealized appreciation	(41,853)	6,035	(125,366)	75,535

Net realized and unrealized (loss) gain on investments	(41,853)	6,475	(125,366)	36,739

Net (decrease) increase in net assets from operations	$(17,231)	$157,940	$(109,047)	$289,408

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.00	$0.03	$(0.02)	$0.05
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30, 2008	June 30, 2007

Cash flows from operating activities:

Net (decrease) increase in net assets from operations	$(109,047)	$289,408
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
Depreciation and amortization	16,392	16,991
Original issue discount accretion	—	(62,333)
Decrease (increase) in unrealized appreciation of Investments	194,700	(119,121)
Deferred tax benefit	(580,000)	(346,547)
Net realized loss on portfolio investments	—	38,796
Non-cash conversion of debenture interest	(41,783)	(50,000)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(211,640)	(41,016)
Decrease (increase) in other assets	662,800	(74,280)
Decrease in income taxes payable	(429,611)	(410,575)
Decrease in accounts payable and accrued expenses	(67,682)	(194,151)
Decrease in deferred revenue	(16,637)	(19,643)

Total adjustments	(473,461)	(1,261,879)

Net cash used in operating activities	(582,508)	(972,471)

Cash flows from investing activities:
Investments originated	(674,990)	(10)
Proceeds from sale of portfolio investments	—	440
Proceeds from loan repayments	587,715	1,032,318
Capital expenditures	(962)	(1,350)

Net cash (use in) provided by investing activities	(88,237)	1,031,398

Net (decrease) increase in cash and cash equivalents	(670,745)	58,927

Cash and cash equivalents:
Beginning of period	4,396,595	4,299,852

End of period	$3,725,850	4,358,779

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net assets at beginning of period	$19,726,007	$17,230,126	$19,817,823	$16,782,405

Cumulative effect adjustment for uncertain tax positions — FIN 48	—	—	—	316,253

Net investment gain	24,622	151,465	16,319	252,669
Net realized gain (loss) on investments	—	440	—	(38,796)

Net change in unrealized appreciation on investments	(41,853)	6,035	(125,366)	75,535

Net (decrease) increase in net assets from operations	(17,231)	157,940	(109,047)	289,408

Net assets at end of period	$19,708,776	$17,388,066	$19,708,776	$17,388,066

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2008
(Unaudited)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adam (Formerly Adampluseve, Inc.) (g) New York, NY. Luxury sports wear company for men and women. www.shopadam.com	Warrants to purchase 1,715 Series A convertible preferred shares.	7/14/06	3%	$68,000	$133,341	.02

APF Group, Inc. (e)(g) Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$566,504 consolidated senior subordinated note at 12.74% due December 30, 2010. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	566,504	566,504	.10

Associates Interactive, LLC (e)(g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. www.associatesinteractive.com	$247,813 promissory note at 8% due December 19, 2012. Investor units totaling 21.88% of company.	10/15/07	22%	250,000	250,000	.05

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

Contract Staffing (e)(h) Buffalo, NY. PEO providing human resource administration for small businesses. www.contract-staffing.com	Preferred stock repurchase agreement through March 31, 2010 at 5%. 11 shares of common stock.	11/8/99	10%	94,003	94,003	.02

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 5.5% of common stock.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	634,946	4,134,946	.72

Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. www.goldengoalpark.com	191,811 Class C units at 4%.	12/10/07	6%	637,414	637,414	.11

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	198,000	.04

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A convertible preferred stock. Warrants for 21,596 common shares. 8% cumulative dividend.	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B 696,296 preferred stock. shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,043	1,221,567	.21

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2008 (Continued)
(Unaudited)

		(b)
		Date	(c)		(d)	Per Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS), which enables a new generation of high definition displays. www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.02

Niagara Dispensing Technologies, Inc. (e) Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. www.exactpour.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock.	3/8/06	14%	1,281,783	1,170,783	.20

Photonic Products Group, Inc (OTC:PHPG.OB) (a)(i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	207,000	.04

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$300,000 promissory notes at 8% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

Rocket Broadband Networks, Inc. (g) Amherst, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Series A preferred shares. 247,998 Series A-1 preferred shares. 996,441 Series B preferred shares	12/20/05	11%	680,000	680,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	78,186 Series A preferred shares. 200,000 shares of Series B preferred stock. 80,126 Series C preferred shares. 299,146 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

WineIsIt.com, Corp. Williamsville, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	(g) $500,000 senior subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock. (e) $20,000 note at 18% due April 1, 2009.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			507,351	22,841	.00

	Total portfolio investments			$13,519,702	$26,462,848	$4.63

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2008 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2008 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(f) Income Tax Information — As of June 30, 2008, the aggregate cost of investment securities approximated $13.5 million. Net unrealized appreciation aggregated approximately $12.9 million, of which $14.7 million related to appreciated investment securities and $1.8 million related to depreciated investment securities.
(g) Rand Capital SBIC, L.P. investment.
(h) Reduction in cost and value from previously reported balances reflects current principal repayment.
(i) Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2008 and 2007
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
Formation of SBIC Subsidiary
In January 2002 Rand formed a wholly owned subsidiary, Rand Capital SBIC, L.P., (“Rand SBIC”) for the purpose of operating it as a small business investment company under the Small Business Investment Act of 1958 (the “SBA Act”). At the same time, Rand organized another wholly owned subsidiary, Rand Capital Management, LLC (“Rand Management”), as a Delaware limited liability company, to act as the general partner of Rand SBIC. Rand transferred $5 million in cash to Rand SBIC to serve as “regulatory capital” in January 2002, and in August 2002 Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allows Rand SBIC to obtain loans up to two times its initial $5 million of “regulatory capital” from the SBA for purposes of making new investments in portfolio companies.
The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. The leverage commitment expires on September 30, 2008. This fee was 1% of the face amount of the leverage reserved under the commitment and represents a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of June 30, 2008, Rand SBIC had drawn $8,100,000 in leverage from the SBA.
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
In more recent discussions between Rand and the SBA, the SBA indicated that if Rand SBIC is reorganized as a corporation whose directors are directors of Rand, it will continue to permit Rand SBIC to be licensed as an SBIC. Accordingly, Rand intends to reorganize Rand SBIC as a wholly owned corporate subsidiary of Rand whose board of directors will be comprised of directors of Rand, a majority of whom will not be “interested persons” of Rand or Rand SBIC.
In July 2008 Rand was notified by the SBA that it has reviewed, commented and provided preliminary approval of the form, structure and material terms of the proposed merger agreements and organizational documents for the restructuring, and has now requested Rand to submit the final form of such documents to SBA, along with certain additional forms and background exhibits that are typically filed by other new SBIC license applicants.

The SBA has also informed Rand that following the SBA’s satisfactory receipt of such documentation, the SBA is expected to provide conditional approval of Rand’s reorganization. Following this conditional approval, Rand will provide the corporate approvals for the reorganization and file documentation for completion of the merger which, by its terms, will be become effective at the close of business on December 31, 2008 if the SBA has licensed the new corporate SBIC subsidiary effective as of that date. The executed documents effective as of December 31, 2008 will then be submitted to SBA who will review them and issue final approval.
Promptly after receipt of the SBA’s conditional approval, Rand intends to submit draft exemption application documents to the SEC related to the necessary exemptions under the Investment Company Act on behalf of itself and the new corporate SBIC subsidiary, which it will file in final form immediately after December 31, 2008, and which it will hope to have approved by the SEC as soon as possible thereafter.
Rand does not expect that either the reorganization process or the subsequent operations of Rand SBIC as a corporation will result in any material change in the operations of Rand or Rand SBIC.
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2008 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2008, September 30, 2007 and June 30, 2007
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
Revenue Recognition — Interest and Dividend Income — Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. Dividend income is recognized on the accrual basis.
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
Other Assets — Other assets include escrows receivable, deferred financing costs, property and equipment (net of accumulated depreciation) and prepaid expenses. Other assets amounted to $471,835 and $1,150,065 at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, the Corporation received cash of $711,249 on an escrow receivable.
Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the quarter ending June 30, 2008 and $62,333 in OID income for the six months ending June 30, 2007.
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $13,991 for the six months ended June 30, 2008 and 2007.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the six months ended June 30, 2008 and 2007 amounted to $951,235 and $673,222, respectively. Interest paid during the six months ended June 30, 2008 and 2007 amounted to $235,494 and $230,103, respectively. During the six months ended June 30, 2008 and 2007, the Corporation converted $41,783 and $50,000 of interest receivable into equity investments.
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
Stockholders’ Equity (Net Assets) — At June 30, 2008 and December 31, 2007, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 25, 2008. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for a total cost of $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan - In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2008 no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and after reduction for realized and unrealized losses on the Rand SBIC investment portfolio. Any profit sharing paid can not exceed 20% of the Corporation’s net income, as defined. There have been no accruals for, or contributions to, the Profit Sharing Plan since its inception in 2002.
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
The cumulative effect of adopting FIN 48 for the quarter ended June 30, 2007 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months. There has been no material changes in liabilities recorded for uncertain tax positions in the first six months of 2008.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at December 31, 2007 and June 30, 2008.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2004 through 2007.

Concentration of Credit Risk — At June 30, 2008 Innov-X Systems, Inc., Synacor Inc. and Gemcor II, LLC represent 33%,16% and 16%, respectively, of the fair value of the Corporation’s investment portfolio.
Subsequent Events — Subsequent to quarter end of June 30, 2008, one portfolio company repaid the Corporation in full for $94,003.
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
Assets Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$26,462,848	$207,000	$0	$26,255,848

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
Beginning Balance, December 31, 2007, of Level 3 Assets			$26,265,790
Realized Gains or Losses included in net change in net assets from operations	—
Unrealized gains or losses included in net change in net assets from operations
BioWorks	$(28,000)
Niagara Dispensing Technologies, Inc.	$(111,000)		$(139,000)

Purchases of Securities
Mezmeriz, Inc.	$100,000
Niagara Dispensing Technologies, Inc.	$374,990
Associates Interactive, LLC	$200,000
Niagara Dispensing Technoligies, Inc interest conversion	$41,783		$716,773

Repayments of Securities
New Monarch Machine Tool, Inc.	$(520,147)
Gemcor II, LLC	$(30,506)
Contract Staffing	$(37,062)	$	$(587,715)

Transfers in or out of Level 3			—

Ending Balance, June 30, 2008, of Level 3 Assets			$26,255,848

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.			$(139,000)

Gains and losses (realized and unrealized) included in Net Increase (decrease) in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions			$0

Change in unrealized gains or losses relating to assets still held at reporting date			$(139,000)

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
Rand is restructuring Rand SBIC as a wholly-owned corporate subsidiary, a process that it expects to be completed by the close of business on December 31, 2008. See Note 1 to “Notes to Consolidated Financial Statements for the Six Months Ended June 30, 2008 and 2007,” which are incorporated herein by reference.
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

Financial Condition
Overview:

	6/30/08	12/31/07	Decrease	% Decrease

Total assets	$31,519,174	$32,722,151	$(1,202,977)	(3.7%)
Total liabilities	11,810,398	12,904,328	(1,093,930)	(8.5%)

Net assets	$19,708,776	$19,817,823	$(109,047)	(0.6%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	6/30/08	12/31/07	(Decrease)	(Decrease)
Investments, at cost	$13,519,702	$13,390,644	$129,058	1.0%
Unrealized appreciation, net	12,943,146	13,137,846	(194,700)	(1.5%)

Investments at fair value	$26,462,848	$26,528,490	$(65,642)	(0.2%)

The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$374,990
Associates Interactive	200,000
Mezmeriz, Inc.	100,000

Total of investments made during the six months ended June 30, 2008	$674,990

Changes to Investments:
Niagara Dispensing interest conversion	$41,783

Investment Repayments:
New Monarch Machine Tool, Inc. (Monarch)	$(520,147)
Gemcor II, LLC (Gemcor)	(30,506)
Contract Staffing	(37,062)

Total changes to investments and investment repayments during the six months ended June 30, 2008	$(545,932)

Total change in investment balance, at cost, during the six months ended June 30, 2008	$129,058

Net asset value (NAV) per share was $3.45/share at June 30, 2008 versus $3.47/share at December 31, 2007.
The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 134% of net assets at June 30, 2008 and December 31, 2007.
Cash and cash equivalents approximated 19% of net assets at June 30, 2008 compared to 22% at December 31, 2007.

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
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

			Increase	% Increase
	June 30, 2008	June 30, 2007	(Decrease)	(Decrease)
Interest from portfolio companies	$361,781	$334,196	$27,585	8.3%
Interest from other investments	53,104	92,290	(39,186)	(42.5%)
Dividend and other investment income	434,581	409,010	25,571	6.3%
Other income	11,167	20,644	(9,477)	(45.9%)

Total investment income	$860,633	$856,140	$4,493	0.5%

Interest from portfolio companies — The portfolio interest income increase is due to two non recurring items in portfolio interest revenue for the six months ended June 30, 2008. Interest of $43,067 was recognized on the escrow from Innov-X Systems, Inc. (Innov-X). The Innov-X escrow of $711,249 and the accrued interest were received in the second quarter of 2008. In addition, the Corporation recognized $122,411 in cumulative dividends from Innov-X. These dividends resulted from the re-negotiation of the preferred stock terms and provided for an 8% cumulative deferred return. This dividend will continue to accrue prospectively and will be accrued monthly and recognized in portfolio interest income.
Without the two aforementioned non recurring portfolio interest items this line item would have decreased ($137,893) or (41%) from the six months ended June 30, 2007. The decrease is a result of two portfolio companies (RAMSCO and Monarch) repaying their debt instruments during the last twelve months coupled with the fact that 60% of the new investments made by the Corporation have been equity instruments.
For the six months ended June 30, 2007 the Corporation recognized Original Issue Discount (OID) income on its Adampluseve, Inc (Adampluseve) investment. Adampluseve paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the six months ended June 30, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec	8%	400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	801,918	2005
Interest from other investments — The decrease in interest income is primarily due to lower cash balances, coupled with lower interest rates earned by the Corporation on its cash balances. The cash balance at June 30, 2008 and 2007 was $3,725,850 and $4,358,779, respectively.
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
Dividend income for the six months ended June 30, 2008 consisted of distributions from Gemcor II, LLC (Gemcor) for $420,954 and Carolina Skiff LLC (Carolina Skiff) for $13,627. Dividend income for the six months ended June 30, 2007 consisted of distributions from Gemcor for $348,140, Carolina Skiff for $23,534, Somerset Gas Transmission Company, LLC (Somerset) for $21,710, Topps Meat Company LLC (Topps) for $14,944 and Vanguard Modular Building Systems (Vanguard) for $682.
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
The income associated with the amortization of financing fees was $4,183 and $19,644 for the six months ended June 30, 2008 and 2007, respectively. The decrease is due to the fact that the Corporation has not charged any of its new portfolio companies financing fees in the last two years. The annualized financing fee income based on the existing portfolio will be approximately $8,300 in 2008.
The income associated with board attendance fees was $7,000 and $1,000 for the six months ended June 30, 2008 and 2007, respectively.
Operating Expenses
Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

	June 30, 2008	June 30, 2007	Increase	% Increase

Total Expenses	$833,356	$812,239	$21,117	2.6%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.

The increase in operating expenses during the six months ended June 30, 2008 can be attributed to the 23% or $22,375 increase in professional fees. Professional fees consist of legal, accounting and tax expenses. The increase in legal fees is due to the anticipated restructuring of the corporate structure to comply with certain SBA regulations that were discussed in Note 1 “Organization”. The Corporation expects legal fees to continue to increase until the reorganization is finalized during 2008.
Net Realized Gains and Losses on Investments
There were no realized gains or losses during the six months ended June 30, 2008.
During the six months ended June 30, 2007, the Corporation recognized a net realized loss of ($38,796), with ($39,236) recognized on UStec when it satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 and a minor gain of $440 on a public security.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net decrease in unrealized appreciation on investments before income taxes of ($194,700) during the six months ended June 30, 2008, as compared to an increase of $119,121 for the six months ended June 30, 2007. The decrease of ($194,700) in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

June 30, 2008

Niagara Dispensing	$(111,000)
Photonic Products Group, Inc (Photonic)	(55,700)
Bioworks	(28,000)

Total change in net unrealized appreciation during the six months ended June 30, 2008	$(194,700)

The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008. Therefore it revalued its investment in Niagara Dispensing based on the valuation of equity shares at conversion.
The Corporation’s investment in Bioworks was valued at zero for the six months ended June 30, 2008 based on an analysis of the liquidation preferences of senior securities in the portfolio company.
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
The increase in unrealized appreciation on investments of $119,121 for the six months ended June 30, 2007 is due to the following valuation changes made by the Corporation:

June 30, 2007
Adampluseve warrants	$65,341
Reclass UStec to realized loss	39,000
Photonic	14,780

Total increase in net unrealized appreciation during the six months ended June 30, 2007	$119,121

The Corporation recognized appreciation on its remaining equity investment in Adampluseve. The portfolio company participated in a round of financing in January 2007 that caused them to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve and they were adjusted based on the pricing of this recent round of financing.
During the six months ended June 30, 2007, the Corporation recognized a realized loss on its investment in UStec and of ($39,236) and reclassified its unrealized loss to realized. UStec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 which gave rise to the realized loss.
Photonic is a publicly traded stock (Nasdaq symbol: PHPG.OB) and is marked to market at the end of each quarter.
All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net (Decrease) Increase in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2008, the net decrease in net assets from operations was ($109,047) as compared to a net increase in net assets from operations of $289,408 for the same six month period in 2007. The decrease for the period ending June 30, 2008 can be attributed to the decrease in unrealized appreciation, net of tax, of ($125,366) in the current period.
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
As of June 30, 2008 the Corporation’s total liquidity, consisting of cash and cash equivalents, totaled $3,725,850.
As of June 30, 2008 the Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expires on September 30, 2008. The Corporation has drawn down $8,100,000 of this leverage as of June 30, 2008. These SBA borrowings will have balloon maturities beginning in 2014. Management expects that it will not be necessary to draw down the remaining $1,900,000 of approved SBA leverage before its expiration in September 2008, and that the large cash balance will be adequate to fund new investments and operating activities.
Management believes that the cash and cash equivalents at June 30, 2008, coupled with the anticipated interest and dividend payments on its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next twelve months. The Corporation expects its cash flow related to its investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments.

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
As of June 30, 2008 the Corporation did not have any off-balance sheet investments or hedging investments.
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
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 28th day of April, 2008, the following represents the results of balloting:
The following nominees received the number of votes set opposite their respective names:

	VOTES FOR	VOTES WITHHELD
Allen F. Grum	4,864,120	24,314
Erland E. Kailbourne	4,878,955	9,479
Ross B. Kenzie	4,887,009	1,425
Willis S. McLeese	4,858,120	30,314
Reginald B. Newman II	4,878,955	9,479
Jayne K. Rand	4,863.955	24,479
Robert M. Zak	4,878,955	9,479
Item 5. Other Information
None

Item 6. Exhibits
(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC– incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)	N/A

(10.8)	Profit Sharing Plan – incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2002.*

(21)	Subsidiaries of the Corporation – incorporated by reference to Exhibit 21 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P. – furnished herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 8, 2008

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, L.P.
By:	RAND CAPITAL MANAGEMENT LLC
General Partner

By:	RAND CAPITAL CORPORATION
Member

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

Exhibit Index

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, L.P.