Form 10-Q
period 2008-09-30
RAND CAPITAL CORP
filed 2008-11-12
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
As of November 5, 2008 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Investments at fair value (identified cost: 9/30/08 — $13,453,917; 12/31/07 — $13,390,644)	$25,599,063	$26,528,490
Cash and cash equivalents	3,585,620	4,396,595
Interest receivable (net of allowance $122,000)	924,392	647,001
Other assets	425,316	1,150,065

Total assets	$30,534,391	$32,722,151

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	2,892,000	3,955,000
Income taxes payable	9,479	474,465
Accounts payable and accrued expenses	132,822	321,210
Deferred revenue	28,697	53,653

Total liabilities	11,162,998	12,904,328

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,778,951)	(3,940,409)
Undistributed net realized gain on investments	7,735,477	7,796,289
Net unrealized appreciation on investments	7,912,315	8,459,391
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 9/30/08 — $3.39 , 12/31/07 — $3.47)	19,371,393	19,817,823

Total liabilities and stockholders’ equity (net assets)	$30,534,391	$32,722,151

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Investment income:

Interest from portfolio companies	$128,182	$140,766	$489,963	$474,962
Interest from other investments	19,900	41,563	73,004	133,853
Dividend and other investment income	272,877	177,281	707,458	586,291
Other income	3,084	5,993	14,251	26,637

	424,043	365,603	1,284,676	1,221,743

Operating expenses:

Salaries	106,312	100,465	321,378	308,022
Employee benefits	23,221	21,338	93,932	86,727
Directors’ fees	9,750	10,750	65,750	67,250
Professional fees	19,080	52,383	138,717	149,645
Stockholders and office operating	29,340	23,902	91,048	98,056
Insurance	12,400	10,920	31,500	32,760
Corporate development	12,548	17,886	47,713	50,351
Other operating	1,826	2,343	6,264	7,884

	214,477	239,987	796,302	800,695
Interest on SBA obligations	144,766	125,766	396,297	377,297

Total expenses	359,243	365,753	1,192,599	1,177,992

Investment gain (loss) before income taxes	64,800	(150)	92,077	43,751

Current income tax expense	(87,183)	(36,082)	(608,807)	(217,447)
Deferred income tax benefit (expense)	106,710	(377,982)	617,376	12,151

Net investment gain (loss)	84,327	(414,214)	100,646	(161,545)

Realized and unrealized (loss) gain on investments:
Net gain on sales and dispositions	—	555,000	—	516,204
Unrealized appreciation on investments:
Beginning of period	12,943,146	9,735,146	13,137,846	9,616,025
End of period	12,145,146	8,822,146	12,145,146	8,822,146

Change in unrealized appreciation before income taxes	(798,000)	(913,000)	(992,700)	(793,879)
Deferred income tax (benefit)	(376,290)	(421,115)	(445,624)	(377,529)

Net decrease in unrealized appreciation	(421,710)	(491,885)	(547,076)	(416,350)

Net realized and unrealized (loss) gain on investments	(421,710)	63,115	(547,076)	99,854

Net decrease in net assets from operations	$(337,383)	$(351,099)	$(446,430)	$(61,691)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934
Basic and diluted net decrease in net assets from operations per share	$(0.06)	$(0.06)	$(0.08)	$(0.01)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	September 30,	September 30,
	2008	2007

Cash flows from operating activities:

Net decrease in net assets from operations	$(446,430)	$(61,691)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	43,587	25,487
Original issue discount accretion	—	(62,333)
Decrease in unrealized appreciation of investments	992,700	793,879
Deferred tax benefit	(1,063,000)	(389,547)
Net realized loss on portfolio investments	—	(516,204)
Non-cash conversion of debenture interest	(70,717)	(50,000)
Changes in operating assets and liabilities:
Increase in interest receivable	(277,391)	(85,013)
Increase in prepaid income taxes	—	(207,130)
Decrease (increase) in other assets	683,029	(59,244)
Decrease in income taxes payable	(464,986)	(410,575)
Decrease in accounts payable and accrued expenses	(188,387)	(230,833)
Decrease in deferred revenue	(24,956)	(24,635)

Total adjustments	(370,123)	(1,216,148)

Net cash used in operating activities	(816,552)	(1,277,839)

Cash flows from investing activities:
Investments originated	(689,990)	(1,030,010)
Proceeds from sale of portfolio investments	—	255,440
Proceeds from loan repayments	697,433	1,885,414
Capital expenditures	(1,866)	(1,350)

Net cash provided by investing activities	5,577	1,109,494

Net decrease in cash and cash equivalents	(810,975)	(168,345)

Cash and cash equivalents:
Beginning of period	4,396,595	4,299,852

End of period	$3,585,620	$4,131,507

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net assets at beginning of period	$19,708,776	$17,388,066	$19,817,823	$16,782,405

Cumulative effect adjustment for uncertain tax positions – FIN 48	—	—	—	316,253

Net investment gain (loss)	84,327	(414,214)	100,646	(161,545)
Net realized gain on investments	—	555,000	—	516,204

Net change in unrealized appreciation On investments	(421,710)	(491,885)	(547,076)	(416,350)

Net decrease in net assets from operations	(337,383)	(351,099)	(446,430)	(61,691)

Net assets at end of period	$19,371,393	$17,036,967	$19,371,393	$17,036,967

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2008
(Unaudited)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Adampluseve, Inc. (dba Adam) (g) New York, NY. Luxury sports wear company for men and women. www.shopadam.com	Warrants to purchase 1,715 Series A convertible preferred shares.	7/14/06	2%	$68,000	$133,341	.02

APF Group, Inc. (e)(g) Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. www.apfgroup.com	$566,504 consolidated senior subordinated note at 8% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	595,436	595,436	.10

Associates Interactive, LLC (e)(g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. www.associatesinteractive.com	$247,813 promissory note at 8% due December 19, 2012. Investor units totaling 21.88% of company.	10/15/07	22%	250,000	250,000	.04

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest.	1/30/04	5%	1,000,000	1,227,000	.21

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 5.5% of common stock.	12/19/05	5%	500,000	500,000	.09

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	619,232	4,119,232	.72

Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. www.goldengoalpark.com	191,811 Class C units at 4%.	12/10/07	6%	637,414	637,414	.11

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	198,000	.04

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. www.innovxsys.com	2,642 Series A convertible preferred stock. Warrants for 21,596 common shares. 8% cumulative dividend.	9/27/04	9%	1,000,000	8,761,700	1.53

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based technology applications. www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,043	1,221,567	.21

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2008 (Continued)
(Unaudited)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS), which enables a new generation of high definition displays. www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	$100,000	$100,000	.02

Niagara Dispensing Technologies, Inc. (e) Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. www.exactpour.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock.	3/8/06	14%	1,281,783	1,170,783	.20

Photonic Products Group, Inc (OTC:PHPG.OB) (a)(i) Northvale, NJ. Develops and manufactures products for laser photonics industry. www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	104,000	.02

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. www.ramsco.com	$300,000 promissory notes at 9% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

Rocket Broadband Networks, Inc. (g) Amherst, NY. Communications service provider of satellite TV, broadband internet and VoIP digital phone targeting multiple dwelling units. www.rocketbroadband.com	285,829 Series A preferred shares. 247,998 Series A-1 preferred shares. 996,441 Series B preferred shares $15,000 Bridge Note at 11.25% due March 10, 2009.	12/20/05	11%	695,000	0	.00

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content for broadband access providers. www.synacor.com	78,186 Series A preferred shares. 200,000 shares of Series B preferred stock. 80,126 Series C preferred shares. 299,146 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

WineIsIt.com, Corp. Williamsville, NY. Marketing company specializing in customer loyalty programs supporting the wine and spirit industry. www.wineisit.com	(g) $500,000 senior subordinated note at 10% due December 17, 2009. $250,000 note at 10% due April 16, 2005. Warrants to purchase 100,000 shares Class B common stock. (e) $20,000 note at 18% due April 1, 2009.	12/18/02	2%	821,918	100,000	.02

Other Investments	Various			507,351	22,841	.00

	Total portfolio investments			$13,453,917	$25,599,063	$4.48

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2008 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2008 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of September 30, 2008, the aggregate cost of investment securities approximated $13.5 million. Net unrealized appreciation aggregated approximately $12.1 million, of which $14.7 million related to appreciated investment securities and $2.6 million related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Publicly owned company.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2008 and 2007
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
The following discussion includes Rand, Rand SBIC and Rand Management (collectively, the “Corporation”).
The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage. This fee represented 1% of the face amount of the leverage reserved under the commitment and was a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of September 30, 2008, Rand SBIC had drawn $8,100,000 in leverage from the SBA. This leverage commitment expired on September 30, 2008 and $1,900,000 of the remaining approved leverage expired. The unamortized prepaid leverage fee of $19,000 was expensed at September 30, 2008. The Corporation may reapply to the SBA for the remaining $1,900,000 in leverage at a future date.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period ending September 30, 2008 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2007
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2008, March 31, 2008 and September 30, 2007
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
Other Assets — Other assets include escrows receivable, deferred financing costs, property and equipment (net of accumulated depreciation) and prepaid expenses. Other assets amounted to $425,316 and $1,150,065 at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, the Corporation received cash of $711,249 on an escrow receivable.
Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the nine months ending September 30, 2008 and $62,333 in OID income for the nine months ending September 30, 2007.
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $39,987 and $20,987 for the nine months ended September 30, 2008 and 2007.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the nine months ended September 30, 2008 and 2007 amounted to $1,073,793 and $842,960, respectively. Interest paid during the nine months ended September 30, 2008 and 2007 amounted to $473,575 and $468,184, respectively. During the nine months ended September 30, 2008 and 2007, the Corporation converted $70,717 and $50,000 of interest receivable into equity investments.
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

Stockholders’ Equity (Net Assets) — At September 30, 2008 and December 31, 2007, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 285,947 of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 23, 2009. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for a total cost of $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2008 no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
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
The cumulative effect of adopting FIN 48 for the quarter ended June 30, 2007 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269.  Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would have affected the Corporation’s effective tax rate.  The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months. There were no material changes in liabilities for uncertain tax positions recorded in the first nine months of 2008.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no accrued interest or penalties recorded in the Consolidated Statements of Financial Position at December 31, 2007 and September 30, 2008.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2007. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2007.
Concentration of Credit Risk — At September 30, 2008 Innov-X Systems, Inc., Synacor Inc. and Gemcor II, LLC represent 34%,16% and 16%, respectively, of the fair value of the Corporation’s investment portfolio.

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
In 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (FSP) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Corporation had adopted the enhanced disclosure provisions of SFAS 157 in the first quarter of 2008 since its investments are recognized at fair value in its financial statements. The following is a summary of the Corporation’s SFAS No. 157 findings.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$25,599,063	$104,000	$0	$25,495,063

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

		Fair Value Measurements
		Using Significant
		Unobservable Inputs (Level 3)
		Venture Capital Investments

Beginning Balance, December 31, 2007, of Level 3 Assets		$26,265,790

Realized Gains or Losses included in net change in net assets from operations		—

Unrealized gains or losses included in net change in net assets from operations
Rocket Broadband Networks, Inc.	$(695,000)
Niagara Dispensing Technologies, Inc.	$(110,000)
BioWorks	$(28,000)	$(834,000)

Purchases of Securities
Mezmeriz, Inc.	$100,000
Niagara Dispensing Technologies, Inc.	$374,990
Associates Interactive, LLC	$200,000
Niagara Dispensing Technologies, Inc interest conversion	$41,783
APF Group, Inc.	$28,934
Rocket Broadband Networks, Inc.	$15,000	$760,707

Repayments of Securities
New Monarch Machine Tool, Inc.	$(520,147)
Contract Staffing	$(131,065)
Gemcor II, LLC	$(46,222)	$(697,434)

Transfers in or out of Level 3		—

Ending Balance, September 30, 2008, of Level 3 Assets		$25,495,063

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		$(834,000)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$0

Change in unrealized gains or losses relating to assets still held at reporting date		$(834,000)

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
Our Structure
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
Rand is restructuring Rand SBIC as a wholly-owned corporate subsidiary, a process that it expects to be completed by the close of business on December 31, 2008. See Note 1 to “Notes to Consolidated Financial Statements for the Nine Months Ended September 30, 2008 and 2007,” which are incorporated herein by reference.
Business Developments
The financial markets have experienced extreme volatility since late 2007 due to uncertainty and disruption in large segments of the credit markets. During the third quarter of 2008, the financial markets deteriorated even further causing significant distress on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt market. This may continue to have far reaching negative consequences across many industries.

These and other economic factors may impact the operations and future financial performance of the Corporation in the following ways:
•	The ability of the Corporation’s portfolio companies to obtain necessary credit financing for their operations may be impacted

•	Increased difficulty for portfolio companies to obtain equity financing to continue to fund their operations

•	The slow down in capital goods and industry spending may impact the goods and services that the portfolio companies sell

•	The ability for the Corporation to exit its investments may become more difficult as access to public markets and the merger and acquisition industry become impaired

•	The Corporation’s diversified portfolio of investments may experience unexpected growth despite these market uncertainties based on their own capitalization, industry niche, and current market acceptance for their products/services.

•	The Corporation’s SBA leverage commitment expired September 30, 2008, and the SBA’s interest in renewing Rand’s $1.9 million in undrawn leverage may be adversely affected by the status of the financial markets
During the third quarter of 2008 the Corporation’s portfolio may have been affected by these financial market uncertainties as evidenced by Rocket Broadband seeking additional financing, the reduction in value of Photonic’s securities based on the closing stock prices, and the withdrawal of Synacor’s S-1 Initial Public Offering filing.
While the effect of these market uncertainties on the Corporation’s portfolio cannot be determined, many of the Corporation’s portfolio companies have begun to develop action plans necessary to help align their resources (staffing, operating expenses and remaining capital) with their business needs to create more competitive companies and increase their chances of future success.
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

Overview and Financial Condition

	9/30/08	12/31/07	Decrease	% Decrease

Total assets	$30,534,391	$32,722,151	$(2,187,760)	(6.7%)
Total liabilities	11,162,998	12,904,328	(1,741,330)	(13.5%)

Net assets	$19,371,393	$19,817,823	$(446,430)	(2.3%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium sized private companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	9/30/08	12/31/07	(Decrease)	(Decrease)
Investments, at cost	$13,453,917	$13,390,644	$63,273	.05%
Unrealized appreciation, net	12,145,146	13,137,846	(992,700)	(7.6%)

Investments at fair value	$25,599,063	$26,528,490	$(929,427)	(3.5%)

The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$374,990
Associates Interactive	200,000
Mezmeriz, Inc.	100,000
Rocket Broadband Networks, Inc. (Rocket Broadband)	15,000

Total of investments made during the nine months ended September 30, 2008	$689,990

Changes to Investments:
Niagara Dispensing interest conversion	$41,783
APF Group, Inc. payment in kind conversion	$28,934

Total of changes to investments made during the nine months ended September 30, 2008	$70,717

Investment Repayments:
New Monarch Machine Tool, Inc. (Monarch)	$(520,147)
Contract Staffing	(131,065)
Gemcor II, LLC (Gemcor)	(46,222)

Total changes to investments and investment repayments during the nine months ended September 30, 2008	$(697,434)

Total change in investment balance, at cost, during the nine months ended September 30, 2008	$63,273

Net asset value (NAV) per share was $3.39/share at September 30, 2008 versus $3.47/share at December 31, 2007.
The Corporation’s total investments, whose fair value have been estimated by the Board of Directors, approximated 132% and 134% of net assets at September 30, 2008 and December 31, 2007.
Cash and cash equivalents approximated 19% of net assets at September 30, 2008 compared to 22% at December 31, 2007.

Results of Operations
Investment Income
The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments. The sources and amounts of interest and dividend income will fluctuate from period to period based on, among other things, the Corporation’s balances and composition in its portfolio investments versus its cash balances. The investment income is impacted by the Corporation’s ability to fund investments that fit its strategic profile and the level of liquidity events within its investment portfolio which can not be predicted with any certainty.
Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

	September 30,	September 30,	Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Interest from portfolio companies	$489,963	$474,962	$15,001	3.2%
Interest from other investments	73,004	133,853	(60,849)	(45.5%)
Dividend and other investment income	707,458	586,291	121,167	20.7%
Other income	14,251	26,637	(12,386)	(46.5%)

Total investment income	$1,284,676	$1,221,743	$62,933	5.2%

Interest from portfolio companies — The portfolio interest income increase is due to a non recurring item in portfolio interest revenue for the nine months ended September 30, 2008. Interest of $43,067 was recognized on the escrow from Innov-X Systems, Inc. (Innov-X). The Innov-X escrow of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.
The Corporation began to recognize dividends on the Series A Convertible Preferred Stock of Innov-X during the nine months ended September 30, 2008. These dividends resulted from the re-negotiation of the preferred stock terms and provided for an 8% cumulative deferred return while the investment is outstanding. The amount recognized during the nine months ended September 30, 2008 was $142,411. This dividend is classified as portfolio interest income and this revenue classification is consistent with other interest bearing instruments in the portfolio.
Without the two aforementioned items interest from portfolio companies for the nine months ended September 30, 2008 would have decreased ($170,477) or (35.9%) from the nine months ended September 30, 2007. The decrease is a result of two portfolio companies (Monarch and RAMSCO) repaying their debt instruments during the last twelve months and one portfolio company (Niagara Dispensing) converting its debenture instrument into equity during 2008.
For the nine months ended September 30, 2007 the Corporation recognized Original Issue Discount (OID) income on its Adampluseve, Inc (Adampluseve) investment. Adampluseve paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the nine months ended September 30, 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.

Based on a review of the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec	8%	$400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	801,918	2005
Interest from other investments — The decrease in interest income is primarily due to lower cash balances, coupled with lower interest rates earned by the Corporation on its cash balances. The cash balance at September 30, 2008 and 2007 was $3,585,620 and $4,131,507, respectively.
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
Dividend income for the nine months ended September 30, 2008 consisted of distributions from Gemcor for $687,620 and Carolina Skiff LLC (Carolina Skiff) for $19,838.
Dividend income for the nine months ended September 30, 2007 consisted of distributions from Gemcor for $494,807, Carolina Skiff for $39,069, Somerset Gas Transmission Company, LLC (Somerset) for $36,789, Topps Meat Company LLC (Topps) for $14,944 and Vanguard Modular Building Systems (Vanguard) for $682.
In the fourth quarter of 2007 Gemcor made a distribution in the amount of $877,600 due to a change in management estimates. This large fourth quarter 2007 distribution more than doubled the Dividend and Other investment income line item in the fourth quarter of 2007. The portfolio company does not expect any such unusual distributions in the current fiscal year.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company and the Corporation typically charges 1% to 3% to the portfolio companies. These fees are amortized ratably over the life of the instrument associated with the fees. Upon the prepayment of a loan or debt security, any unamortized closing fees are recorded as income. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.
The income associated with the amortization of financing fees was $6,250 and $24,636 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is due to the fact that the Corporation has not charged any of its new portfolio companies financing fees in the last two years. The annualized financing fee income based on the existing portfolio will be approximately $8,300 in 2008.
The income associated with board attendance fees was $8,000 and $2,000 for the nine months ended September 30, 2008 and 2007, respectively.

Operating Expenses
Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

	September 30, 2008	September 30, 2007	Increase	% Increase

Total Expenses	$1,192,599	$1,177,992	$14,607	1.2%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
The increase in operating expenses during the nine months ended September 30, 2008 can be attributed to the 5%, or $19,000, increase in interest expense. This increase is due to the fact that the Corporation allowed the remaining SBA approved leverage commitment of $1,900,000 to expire on September 30, 2008. It had prepaid a 1% fee on this leverage, or $19,000, which was charged to interest expense in the third quarter of 2008 due to the expiration of the leverage commitment.
Net Realized Gains and Losses on Investments
There were no realized gains or losses during the nine months ended September 30, 2008.
During the nine months ended September 30, 2007, the Corporation recognized a net realized gain of $516,204, comprised of a gain on the sale of Ramsco warrants for $555,000, a loss on USTec of ($39,236) and a minor gain of $440 on a public security. USTec satisfied its $350,000 debenture instrument obligation by a payment in the amount of $310,764 which gave rise to the realized loss.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net decrease in unrealized appreciation on investments before income taxes of ($992,700) during the nine months ended September 30, 2008, as compared to a decrease of ($793,879) for the nine months ended September 30, 2007. The decrease of ($992,700) in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

September 30,
2008
Rocket Broadband	$(695,000)
Photonic Products Group, Inc (Photonic)	(158,700)
Niagara Dispensing	(111,000)
Bioworks	(28,000)

Total change in net unrealized appreciation during the nine months ended September 30, 2008	$(992,700)

Rocket Broadband is currently seeking additional financing to support and maintain its business operations as it continues efforts to execute its’ original business plan. While Rocket Broadband has been able to maintain a strong base of customers, it is experiencing a shortage of cash due in part to a longer than expected sales cycle. This has resulted in a deterioration of Rocket Broadband’s financial position. Based on a review of the financial restructuring necessary to maintain the portfolio company’s operations, the Corporation has recognized unrealized depreciation on its investment in Rocket Broadband and valued its investment at zero. The Corporation’s valuation, if any, may be adjusted as it obtains more information about the ultimate structure and amount of the financing that Rocket Broadband is able to secure.

The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008. Therefore it revalued its investment in Niagara Dispensing based on the valuation of equity shares at conversion.
The Corporation’s investment in Bioworks was valued at zero as of September 30, 2008 based on an analysis of the liquidation preferences of senior securities in the portfolio company.
Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
Synacor Inc. filed an S-1 registration statement on August 2, 2007 with the SEC and also filed an amended S-1 in April 2008. An S-1 is a registration document that a company files with the SEC regarding the proposed sale of its securities to the public. In October 2008 Synacor withdrew its S-1 plans for a public offering in a notification filed with the SEC. No valuation change has occurred with respect to these Synacor filings.
The Corporation recorded a net decrease in unrealized appreciation on investments of $(793,879) during the nine months ended September 30, 2007. The decrease in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

September 30,
2007
Topps Meat Company LLC (Topps) valuation change	$(927,000)
Adampluseve warrants	65,341
Reclass USTec to realized loss	39,000
Photonic valuation to market	28,780

Total change in net unrealized appreciation during the nine months ended September 30, 2007	$(793,879)

The Topps investment was revalued to zero during the third quarter of 2007 when the plant that produces its frozen meat products was forced to recall its frozen hamburger products. Topps announced on October 5, 2007 that because of the economic impact of the recall it would close its Elizabeth, NJ plant.
The Corporation recognized appreciation on its remaining equity investment in Adampluseve which participated in a round of financing in January 2007 that enabled it to pay off the Corporation’s debenture instrument prior to the maturity date. The Corporation still holds warrants in Adampluseve, the value of which was adjusted based on the pricing of this round of financing.
All of these value adjustments are consistent with the Corporation’s established valuation policy.
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2008, the net decrease in net assets from operations was ($446,430) as compared to a net decrease in net assets from operations of ($61,691) for the same period in 2007.
The decrease for the period ending September 30, 2008 can be attributed to the decrease in unrealized appreciation, net of tax, of ($547,076) in the current period.

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
As of September 30, 2008 the Corporation’s total liquidity, consisting of cash and cash equivalents, totaled $3,585,620.
In 2003 the Corporation paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. This leverage commitment expired on September 30, 2008 and the Corporation has drawn down $8,100,000 of this leverage as of September 30, 2008. These outstanding SBA borrowings have balloon maturities beginning in 2014.
Management believes that the cash and cash equivalents at September 30, 2008, coupled with the anticipated interest and dividend payments from its portfolio investments, will provide the Corporation with the liquidity necessary to fund operations and new investments over the next six to twelve months. The Corporation expects its cash flow related to investing activities will continue to fluctuate based on its success in originating investments and its ability to realize gains on liquidation of investments and, depending on investment activity, the Corporation may re-apply for the expired $1,900,000 of leverage in 2009 or beyond.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the equity interests in the portfolio are stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy is contained in Item 1 “Financial Statements” and Supplementary Data in the “Notes to Consolidated Schedule of Portfolio Investments” is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statement of Operations as “Net change in unrealized appreciation.”
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
As of September 30, 2008 the Corporation did not have any off-balance sheet investments or hedging investments.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Management, including the participation of the Corporation’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer have concluded that as of that date, disclosure controls and procedures that were designed to ensure that information required to be disclosed in reports that the Corporation files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.
Changes in Internal Control Over Financial Reporting. There have been no significant changes in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
See Part I, Item 1A., “Risk Factors,” of the 2007 Annual Report on Form 10-K for the year ended December 31, 2007. These Risk Factors remain applicable from our 2007 report on Form 10-K with the exception of the following additions:
The Corporation needs to obtain exemptive relief for the SEC from certain provisions of the Investment Company Act and the Securities Exchange Act, and our ability to obtain the necessary relief is limited by the Corporation’s need to comply with the requirements of the Small Business Administration.
The Investment Company Act prohibits certain related party transactions that might occur among Rand and its subsidiaries, Rand SBIC and Rand Management, and their affiliates, unless they have obtained an exemptive order from the SEC that would permit the transactions. Rand and its subsidiaries have filed an Exemption Application with the SEC that requested exemptions from various relevant provisions. The exemptions would allow Rand and these wholly-owned subsidiaries to operate as one company for purposes of certain related party restrictions under the Investment Company Act. Specifically, the application requests relief that would permit:
•	Rand to operate a BDC/SBIC as its wholly owned subsidiary in limited partnership form;

•	Rand, Rand SBIC and Rand Management to engage in certain transactions that they would otherwise be permitted to engage in as a BDC if their component parts were organized as a single corporation;

•	Rand and Rand SBIC to meet asset coverage requirements for senior securities of regulated BDCs on a consolidated basis;

•	Rand SBIC, as a wholly owned subsidiary of Rand, to file reports under the Securities Exchange Act on a consolidated basis as part of Rand’s reports.
Since the time of the initial filing of the exemption application in 2002, Rand has had continuing discussions with the staff of the SEC regarding the nature of the exemptions required, and with the SBA regarding its approval of the restructuring Rand SBIC and Rand Management as a single corporate subsidiary of Rand, which would significantly ease the burdens of compliance with the SEC’s requirements. While the SBA has indicated informally that it will permit Rand to engage in the restructuring, the SBA has considered the matter over a very extended period of time, and no assurance can be given about whether or when the SBA will give formal approval. If an SBA approved restructuring can be made in a timely manner, Rand believes that the exemptive orders that it will require from the SEC are substantially similar to those that the SEC has granted recently in similar situations. Nevertheless, no assurance can be given that Rand and its subsidiaries will be able to obtain the necessary exemptive orders or that the SEC will not take action against them for operations they have engaged in or may engage in the future before appropriate exemptive orders are obtained.

The Corporation may be negatively affected by adverse changes in the general economic conditions of the domestic and global markets
The continued economic crisis and related turmoil in the global financial markets has had and may continue to have an impact on the Corporation’s portfolio companies and the overall financial condition of the Corporation. If the current market conditions continue to deteriorate, the Corporation may suffer further losses on its investment portfolio, which could have a material adverse effect on Net Asset Value.
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

(3	)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3	)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)		Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)		Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)		Agreement of Limited Partnership for Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)		Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form10-K filed for the year ended December 31, 2001

(10.5)		Limited Liability Corporation Agreement of Rand Capital Management, LLC - incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)		Certificate of Formation of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)		N/A

(10.8)		Profit Sharing Plan — incorporated by reference to Exhibit 10.8 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2002.*

(21)		Subsidiaries of the Corporation — incorporated by reference to Exhibit 21 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(31.1)		Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — furnished herewith

(32.2)		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, L.P. — furnished herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 10, 2008

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