Form 10-K
period 2008-12-31
RAND CAPITAL CORP
filed 2009-03-26
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number: 814-00235

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $13,325,039 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 6, 2009 there were 5,718,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2009 are incorporated by reference into certain sections of Part III herein.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.	Business

Corporation Formation

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Investment Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company was continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion will describe the operations of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2007 and 2008 and it is anticipated that will continue to be the case in 2009. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the portfolio companies in which it invests.

The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

The Corporation is listed on the NASDAQ Small Capital Market under the symbol “Rand”.

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K and its Proxy Statement are available at the following web address: http://materials.proxyvote.com/752185. In addition, the annual report on Form 10-K, the quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.

Regulation as a Business Development Company

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

An eligible portfolio company is, generally, a private domestic operating company, or a public domestic operating company whose securities are not listed on a national securities exchange. In addition, any small business investment company that is licensed by the SBA and that is a wholly owned subsidiary of a BDC is an eligible portfolio company.

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

SBIC Subsidiary

Since 2002, Rand has operated a wholly-owned SBIC subsidiary in order to have access to the various forms of leverage provided by the SBA to SBICs. Rand operates Rand SBIC, and Rand formerly operated the limited partnership SBIC predecessor of Rand SBIC, for the same investment purposes and with investments in the same kinds of securities as Rand. The operations of the SBIC predecessor were, and the operations of Rand SBIC are, consolidated with those of Rand for both financial reporting and tax purposes.

On May 28, 2002, Rand and the predecessor SBIC subsidiary filed an Exemption Application with the SEC seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extended discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.

Rand formed the predecessor SBIC in 2002 as a limited partnership because that was the organizational form that the SBA strongly encouraged for all new entities seeking licenses as SBICs. Rand organized the SBIC subsidiary in a manner that was consistent with the SBA’s model limited partnership forms for licensed SBICs. In that structure, the general partner of Rand SBIC was a limited liability company whose managers were the principal executive officers of Rand.

Under the rules and interpretations of the SEC applicable to BDCs (which the subsidiary SBIC intended to become), if a BDC is structured in limited partnership form, then it must have general partners who serve as a board of directors, or a general partner with very limited authority and a separate board of directors, all of the persons who serve on the board of directors must be natural persons, and a majority of the directors must not be “interested persons” of the BDC. Since the managers of the limited liability company general partner of the SBIC subsidiary were the principal executive officers of Rand, and since both the limited liability company general partner and the subsidiary SBIC were wholly-owned by Rand, Rand believed that the board of directors of Rand was the functional equivalent of a board of directors for both the general partner limited liability company and for the SBIC limited partnership. Nevertheless, the staff of the Division of Investment Management of the SEC maintained the view that if the limited partnership subsidiary was to be operated as a limited partnership BDC in compliance with the 1940 Act, then the organizational documents of the limited partnership would have to specifically provide that it would have a board of directors consisting of natural persons, a majority of whom would not be “interested persons.”

After lengthy discussions between Rand and the SBA, in December 2008 the SBA indicated that if Rand SBIC were reorganized as a corporation whose directors were the directors of Rand, it would license the corporation as an SBIC that would continue the operations of the limited partnership predecessor. Accordingly, Rand merged the limited partnership subsidiary and its limited liability company general partner into Rand SBIC, effective on December 31, 2008. As a result of the merger, Rand SBIC is a wholly-owned corporate subsidiary of Rand whose board of directors is comprised of directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

On February 26, 2009, the Corporation filed an Exemption Application with the SEC seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:

•	Rand and Rand SBIC to engage in certain related party transactions that the Corporation would otherwise be permitted to engage in as a BDC if its component parts were organized as a single corporation;

•	Rand, as a BDC, and Rand SBIC, as its BDC/SBIC subsidiary, to meet asset coverage requirements for senior securities on a consolidated basis; and

•	Rand SBIC, as a BDC/SBIC subsidiary of Rand as a BDC, to file Exchange Act reports on a consolidated basis as part of Rand’s Exchange Act reports.

The SEC has recently granted exemptions in response to applications that reflected similar issues and factual circumstances, and Rand believes that it will receive the exemptions it has requested for the operation of Rand SBIC as a BDC subsidiary of Rand.

Regulation of the SBIC Subsidiary

SBA Lending Restrictions

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

In order to obtain SBA borrowings, also known as leverage, an SBIC must demonstrate its need to the SBA. To demonstrate need, an SBIC must invest 50% of its Leverageable Capital (defined as Regulatory Capital less unfunded commitments and federal funds) and any outstanding SBA leverage. Other requirements include compliance with SBA regulations, adequacy of capital, and meeting liquidity standards. An SBIC’s license entitles an SBIC to apply for SBA leverage, but does not assure that it will be available, or if available, that it will be available at the level of the relevant matching ratio. Availability depends on the SBIC’s continued regulatory compliance and sufficient SBA funds being available when the SBIC applies to draw down SBA leverage. Under the provisions of the SBIC regulations, the Corporation may apply for the SBA’s conditional commitment to reserve a specific amount of leverage for future use. The Corporation may then apply to draw down leverage against the commitment. All SBICs must obtain a leverage commitment in order to draw leverage from the SBA. Commitments expire on September 30 of the fourth full fiscal year following issuance and require the payment of a fee equal to 1 percent of the total commitment at the time of issuance. An additional fee equal to 2 percent of the amount drawn is deducted at the time of each draw.

The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2008, Rand SBIC had drawn $8,100,000 in leverage from the SBA. The remaining leverage commitment expired on September 30, 2008 and $1,900,000 of approved leverage expired. The remaining unamortized prepaid leverage fee of $19,000 was expensed during 2008.

SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. The Corporation expects to use Rand SBIC as its primary investment vehicle.

Employees

As of December 31, 2008, the Corporation had four employees.

Item 1A.	Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. As a result, the valuations of the equity securities in the Corporation’s portfolio are stated at fair value as determined by the good faith estimate of the Corporation’s Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase in unrealized appreciation.”

The Corporation’s Portfolio Investments are Illiquid

Most of the investments of the Corporation are or will be either equity securities acquired directly from small companies or subordinated debt securities. The Corporation’s portfolio of equity and debt securities is, and will usually be, subject to restrictions on resale or otherwise has no established trading market. The illiquidity of most of the Corporation’s portfolio may adversely affect the ability of the Corporation to dispose of the securities at times when it may be advantageous for the Corporation to liquidate investments.

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

The Corporation Operates in a Competitive Market for Investment Opportunities

The Corporation faces competition in its investing activities from many entities including other SBICs, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as the Corporation. As a regulated BDC, the Corporation is required to disclose quarterly and annually the name and business description of portfolio companies and the value of its portfolio securities. Most of its competitors are not subject to this disclosure requirement. The Corporation’s obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund.

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

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Corporation maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,300 square feet of office space pursuant to a lease agreement that expires December 31, 2010. The Corporation believes that its leased facilities are adequate to support its current staff and expected future needs.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Small Cap Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2008 Quarter ending:	High	Low

March 31st	$4.78	$3.55
June 30th	$4.29	$3.25
September 30th	$4.00	$3.25
December 31st	$4.00	$3.11

2007 Quarter ending:	High	Low

March 31st	$5.04	$3.26
June 30th	$3.94	$3.26
September 30th	$4.62	$3.35
December 31st	$4.72	$3.50

The Corporation did not sell any securities during the period covered by this report that were not registered under the Securities Act. The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2008 no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). The profit sharing plan provides for incentive compensation to the named executive officers based on a stated percentage of net realized capital gains and after reduction for realized and unrealized losses on the Rand SBIC investment portfolio. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. There have been no accruals for, or contributions to, the Profit Sharing Plan since its inception in 2002.

Shareholders of Record

On March 6, 2009 the Corporation had a total of 820 shareholders, which included 97 record holders of its common stock, and an estimated 723 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

The Board of Directors has authorized the repurchase of up to 285,947 shares of the Corporation’s outstanding Common Stock on the open market at prices that are no greater than current net asset value through October 23, 2009. During 2003 and 2002 the Corporation purchased 44,100 shares of its Common Stock for a total cost of $47,206. No additional shares have been repurchased since 2003.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s Common Stock, the NASDAQ Market Index, and a New Peer Group and the Old Peer Group, assuming a base index of $100 at the end of 2003. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RAND CAPITAL CORP.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
Rand Capital Corporation	100.00	107.59	92.41	241.38	248.14	241.38
Old Peer Group Index	100.00	101.62	95.36	132.43	87.47	18.67
New Peer Group Index	100.00	108.41	110.79	122.16	134.29	79.25
NASDAQ Market Index	100.00	101.62	95.36	130.52	91.89	34.03

The Old Peer Group was made up of the following securities:
Ameritrans Capital Corp (NasdaqCM:AMTC)
Brantley Capital Corp (OTC:BBDC.pk)
Capital Southwest Corp (NasdaqGM:CSWC)

Equus Total Return Inc (NYSE:EQS)
Gladstone Investment CP (NasdaqGS:GAIN)
Harris & Harris Group (NasdaqGM:TINY)
Macc Private Equities Inc (NasdaqCM:MACC)
MCG Capital Corporation (NasdaqGS:MCGC)
MVC Capital Inc (NYSE:MVC)

The New Peer Group is made up of the following securities:
Ameritrans Capital Corp (NasdaqCM:AMTC)
Equus Total Return Inc (NYSE:EQS)
Gladstone Investment CP (NasdaqGS:GAIN)
Harris & Harris Group (NasdaqGM:TINY)
Hercules Tech Growth Cap (NasdaqGS: HTGC)
Main Street Capital Corp (NasdaqGS: MAIN)
MCG Capital Corporation (NasdaqGS:MCGC)
Patriot Capital Funding (NasdaqGS: PCAP)
Triangle Capital Corp (NasdaqGM: TCAP)

The New Peer Group was selected in good faith by the Corporation and contains nine business development companies or other funds believed by the Corporation to be of similar size and have similar investment objectives to those of the Corporation.

The performance graph information provided above will not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of section 18 of the Securities Exchange Act, unless in the future the Corporation specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act or the Securities Exchange Act.

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

Balance Sheet Data as of December 31:

	2008	2007	2006	2005	2004

Total assets	$32,228,797	$32,722,151	$29,463,944	$16,063,605	$12,743,109
Total liabilities	$12,001,831	$12,904,328	$12,681,539	$7,447,671	$3,716,055
Net assets	$20,226,966	$19,817,823	$16,782,405	$8,615,934	$9,027,054
Net asset value per outstanding share	$3.54	$3.47	$2.93	$1.51	$1.58
Common stock shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934	5,718,934

Operating Data for the year ended December 31:

	2008	2007	2006	2005	2004

Investment income	$1,757,003	$2,302,870	$1,326,962	$736,573	$757,704
Total expenses	$1,721,555	$1,650,947	$1,519,184	$1,265,846	$900,812
Net investment gain (loss)	$135,689	$425,406	$(1,264,802)	$(175,179)	$(112,384)
Net realized (loss) gain on sales and dispositions of investments	—	$(68,748)	$3,456,441	$(382,353)	$26,727
Net increase (decrease) in unrealized appreciation	$273,454	$2,362,507	$5,974,832	$146,412	$(125,777)
Net increase (decrease) in net assets from operations	$409,143	$2,719,165	$8,166,471	$(411,120)	$(211,434)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Rand Capital Corporation (“Rand”) was incorporated under the law of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Investment Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion will describe the operations of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).

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

The Corporation makes investments in portfolio companies that typically range from $500,000 to $1,000,000 and it invest either directly in the equity of a company through equity shares or in a debt instrument. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either paid currently or deferred.

The Corporation’s management team identifies investment opportunities. Throughout the Corporation’s history it has established a large network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, financial accountants and other members of the financial community. The Corporation believes that its reputation in the community and experience provide a competitive advantage in originating qualified new investments.

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

2008 Highlights and Outlook

The Corporation’s net asset value increased $0.07, or 2% during 2008, closing the year at $3.54 per share up from $3.47 at December 31, 2007. At December 31, 2008, the Corporation’s total investment portfolio was valued at $28.1 million, which exceeds its cost basis of $14.4 million, reflecting $13.7 million in net unrealized appreciation.

Although the Corporation’s stock traded at a premium to its net asset value during 2007, during 2008 its common stock traded in a range that was above and below the current net asset value per share. The year closed with the stock trading at $3.50 which represented a slight discount to the net asset value of $3.54.

During 2008 the Corporation recognized $1,757,003 in total investment income, a decrease of ($545,867) from $2,302,870 of investment income in 2007. The 23.7% decrease is attributable to the decrease in dividends and interest from portfolio companies. Dividends from portfolio companies that are limited liability companies can fluctuate based on the portfolio companies’ profitability and the timing of distributions. In addition, lower cash balances in the current year caused the interest income to decrease.

Also during 2008 certain portfolio companies repaid some or all of their outstanding debenture instruments, including: Contract Staffing, Gemcor and New Monarch Machine Tool, Inc. These repayments may impact future earnings by reducing interest income in 2009 and future periods.

The cash balance at December 31, 2008 was $2.8 million which was approximately $1.6 million lower than at the end of 2007. The Corporation was unable to draw the remaining $1.9 million of outstanding leverage available from the Small Business Administration (SBA), due to Rand SBIC’s excess cash position, and the leverage expired in September 2008. Given that the Corporation has used up much of its available SBA leverage, in order for the Corporation to raise substantial amounts of capital in the short term, it will need to rely on Rand’s ability to sell additional shares of its common stock through public or private offerings. Although Rand currently has no specific plans concerning the timing or amount of any common stock offering it might make, it is considering the possibility of making an offering at some time in the next year in order to have more capital available with which to pursue favorable investment opportunities. See “Liquidity and Capital Resources,” below.

While the business of some of our portfolio companies is strengthening, in terms of employee growth, increase in revenue, and strengthening net income position, it remains difficult to forecast when future exits will happen, or if the portfolio companies will have sufficient capital to remain viable while their respective markets mature.

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

Valuation of Investments

The most important estimate inherent in the preparation of the Corporation’s consolidated financial statements is the valuation of its investments and the resulting unrealized appreciation or depreciation.

Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for investments. The Corporation analyzes and values each investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted SFAS 157.

SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:  Quoted prices in active markets for identical assets or liabilities, used in the Corporation’s valuation at the measurement date.

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3:  Unobservable and significant inputs to determining the fair value.

Most of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), Fair Value Measurements. This statement defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation adopted the enhanced disclosure provisions of SFAS 157 during 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Financial Condition

Overview:

			(Decrease)	% (Decrease)
	12/31/08	12/31/07	Increase	Increase

Total assets	$32,228,797	$32,722,151	$(493,354)	(1.5)%
Total liabilities	12,001,831	12,904,328	(902,497)	(7.0)%

Net assets	$20,226,966	$19,817,823	$409,143	2.1%

Net asset value per share (NAV) was $3.54 per share at December 31, 2008 versus $3.47 per share at December 31, 2007.

The Corporation did not draw down on any of the SBA leverage during the year ended December 31, 2008 and the total owed to the SBA at December 31, 2008 was $8,100,000. These debentures bear a fixed interest rate and an annual fee, averaging 5.9%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance beginning in 2014.

Cash and cash equivalents approximated 14% of net assets at December 31, 2008 compared to 22% at December 31, 2007.

The effect of investment income, realized losses and the change in unrealized appreciation on investments resulted in a net decrease in the net deferred tax liability from $3,955,000 at December 31, 2007 to $3,490,000 at December 31, 2008.

Composition of the Corporation’s Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/08	12/31/07	Increase	% Increase

Investments, at cost	$14,386,451	$13,390,644	$995,807	7.4%
Unrealized appreciation, net	13,739,831	13,137,846	601,985	4.6%

Investments, at fair value	$28,126,282	$26,528,490	$1,597,792	6.0%

The Corporation’s total investments at fair value, as estimated by the Board of Directors, approximated 139% of net assets at December 31, 2008 and 134% of net assets at December 31, 2007.

The change in investments, at cost, is comprised of the following:

New Investments:	Amount

GridApp Systems, Inc. (GridApp)	$666,667
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	374,990
SOMS Technologies, LLC (SOMS)	250,000
Associates Interactive, LLC (Associates)	200,000
Mezmeriz, Inc. (Mezmeriz)	100,000
Rocket Broadband Networks, Inc. (Rocket Broadband)	35,000

Total of investments made during the year ended December 31, 2008	$1,626,657
Other Changes to investments:
APF Group, Inc. (APF) interest conversion	40,832
Niagara Dispensing interest conversion	41,783

Total of new investments and changes to investments during the year ended December 31, 2008	$1,709,272

Sales/Investment Repayments	Amount

New Monarch Machine Tool, Inc. (Monarch)	(520,147)
Contract Staffing	(131,066)
Gemcor II, LLC (Gemcor)	(62,252)

Total of sales and investment repayments during the year ended December 31, 2008	(713,465)

Total change in investment balance, at cost, during the year ended December 31, 2008	$995,807

The Corporation’s top five portfolio companies represented 68% of total assets at December 31, 2008:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2008	2008

Innov-X Systems, Inc. (Innov-X)	Manufacturing — Metals Testing Equipment	$8,761,700	27%
Gemcor	Manufacturing — Aerospace Machinery	$5,803,201	18%
Synacor Inc. (Synacor)	Software	$4,168,001	13%
Kionix, Inc . (Kionix)	Manufacturing — Silicon Chips	$2,000,000	6%
Ultra-Scan Corporation (Ultra-Scan)	Electronics — Hardware/Software	$1,203,000	4%

The Corporation’s top five portfolio companies represented 61% of total assets at December 31, 2007:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2007	2007

Innov-X	Manufacturing — Metals Testing Equipment	$8,761,700	27%
Synacor	Software	$4,168,001	13%
Gemcor	Manufacturing — Aerospace Machinery	$4,165,451	13%
Carolina Skiff LLC (Carolina Skiff)	Manufacturing — Boating	$1,227,000	4%
Kionix	Manufacturing — Silicon Chips	$1,221,568	4%

Below is the Geographic breakdown of the Corporation’s investments, at fair value, to the net asset value as of December 31, 2008 and 2007:

	% of Net Asset Value at	% of Net Asset Value at
Geographic Region	December 31, 2008	December 31, 2007

USA – East	95%	94%
USA – South	5%	6%

	100%	100%

As of December 31, 2008 and 2007, the Corporation’s investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2008:
Subordinated Debt and Promissory Notes	$3,240,266	23%	$2,111,013	8%
Convertible Debt	356,667	2%	356,667	1%
Equity and Partnership Interests	10,721,519	75%	25,525,261	91%
Equity Warrants	68,000	—	133,341	—

Total	$14,386,452	100%	$28,126,282	100%

December 31, 2007:
Subordinated Debt and Promissory Notes	$3,992,927	30%	$3,071,009	11%
Convertible Debt	50,000	—	50,000	—
Equity and Partnership Interests	9,279,717	69%	23,274,140	88%
Equity Warrants	68,000	1%	133,341	1%

Total	$13,390,644	100%	$26,528,490	100%

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

Comparison of the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	(Decrease)	% (Decrease)

Interest from portfolio companies	$608,180	$618,430	$(10,250)	(1.7)%
Interest from other investments	90,660	173,664	(83,004)	(47.8)%
Dividend and other investment income	1,027,377	1,469,864	(442,487)	(30.1)%
Other income	30,786	40,912	(10,126)	(24.8)%

Total investment income	$1,757,003	$2,302,870	$(545,867)	(23.7)%

Interest from portfolio companies — The portfolio interest income decrease is a result of several factors. Two portfolio companies (Contract Staffing and Monarch) repaid their debt instruments during the last twelve months and one portfolio company (Niagara Dispensing) converted its debenture instrument into equity during 2008. During the year ended December 31, 2007 the Corporation recognized Original Issue Discount (OID) income on its Adampluseve, Inc (Adampluseve) investment in the amount of $62,333. Adampluseve paid off its debenture instrument early and therefore the remaining unamortized OID was accreted into income during 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument

These aforementioned decreases in the current year portfolio interest income are offset by several revenue items that increased portfolio income. The Corporation began to recognize dividends on the Series A Convertible Preferred Stock of Innov-X during the year ended December 31, 2008. These dividends resulted from the re-negotiation of the preferred stock terms and provided for an 8% cumulative deferred return while the investment is outstanding. The amount recognized during the year ended December 31, 2008 was $162,413. This dividend is classified as portfolio interest income and this revenue classification is consistent with other interest bearing instruments in the portfolio. Interest of $43,067 was recognized on the escrow from Innov-X during 2008. The Innov-X escrow of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

G-Tec	8%	$400,000	2004
Rocket Broadband	11.25%	35,000	2008
UStec	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005

Interest from other investments — The decrease in interest income is due to lower cash balances coupled with lower yields on these cash balances.

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

Dividend income for the year ended December 31, 2008 consisted of distributions from Gemcor for $974,287, Carolina Skiff for $19,838 and Somerset Gas Transmission Company (Somerset) for $33,252.

Dividend income for the year ended December 31, 2007 consisted of distributions from Gemcor for $1,372,407, Carolina Skiff for $40,464, Somerset for $36,788, Topps Meat Company LLC (Topps) for $19,524, and Vanguard Modular Building Systems (Vanguard) for $681.

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

Other income decreased due to the fact that the Corporation has not charged any of its new portfolio companies financing fees in the last two years. The annualized financing fee income based on the existing portfolio will be approximately $6,700 in 2009 and $2,700 in 2010. In addition board attendance income amounted to $14,000 for the year ended December 31, 2008 and $13,000 for year ended December 31, 2007.

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

Interest from portfolio companies — The portfolio interest income decrease can be attributed to the fact that five debenture instruments — Concentrix Corporation (Concentrix), Innov-X, Ramsco, UStec, Inc. (UStec) and Synacor — that contributed to portfolio interest income for the year ended December 31, 2006 were either repaid or converted into equity instruments during the last six months of 2006 and throughout 2007, thereby reducing portfolio interest income earned during the year ended December 31, 2007.

This decrease is offset by the recognition of the Adampluseve OID income. This portfolio company, Adampluseve, paid off its debenture instrument early and therefore the remaining $62,333 in unamortized OID was accreted into income during the year ended December 31, 2007.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

G-Tec	8%	$400,000	2004
UStec	5%	100,000	2006
WineIsIt.com	10%	801,918	2005

Interest from other investments — The increase in interest income was primarily due to higher cash balances and higher yields on these cash balances. The higher cash balances were a result of portfolio investment repayments and sales of portfolio companies’ equity instruments.

Dividend and other investment income — Dividend income for the year ended December 31, 2007 consisted of distributions from Gemcor for $1,372,407, Carolina Skiff for $40,464, Somerset for $36,788, Topps for $19,524, and Vanguard for $681. Dividend income for the year ended December 31, 2006 consisted of distributions from Gemcor for $375,372, Topps for $37,334, Carolina Skiff for $18,416 and Vanguard for $1,174.

Other income — The decrease in other income from December 31, 2006 to December 31, 2007 was due to the fact that the Corporation only charged two portfolio companies closing fees in 2006 and no closing fees were charged in 2007. The Corporation also charged Concentrix an $18,000 prepayment penalty fee that was included in other income during 2006. In addition board attendance income amounted to $13,000 for the year ended December 31, 2007 and $9,000 for year ended December 31, 2006.

Operating Expenses

Comparison of the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Increase	% Increase

Total expenses	$1,721,555	$1,650,947	$70,608	4.3%

Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.

The increase in operating expenses during the year ended December 31, 2008 can be attributed to an increase of 17%, or $35,845, in professional fees. A portion of the increase in this expense can be attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates. In addition, in order to comply with the SEC rules regarding the Corporation’s operating structure the Corporation has incurred additional legal fees associated with the corporate reorganization of the SBIC subsidiary.

The increase is also due to the 63%, or $32,583, increase in other operating expenses. Other operating expenses in the current year included a write off of an escrow receivable in the amount of $69,421 for UStec. Management has deemed the collection of this escrow receivable doubtful based on the ongoing negotiations with UStec. Other operating expenses also include a one-time $5,000 reorganization fee charged by the SBA to review the corporate reorganization of Rand SBIC.

The SBA interest expense increased 4%, or $19,000, during the current year. Total SBA interest expense was $522,062 and $503,062 for the years ended December 31, 2008 and 2007, respectively. The Corporation has borrowed $8,100,000 from the SBA as of December 31, 2008 at an average borrowing rate, including surcharges, of approximately 5.9%. This interest is paid on a semi-annual basis.

Comparison of the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Increase	% Increase

Total expenses	$1,650,947	$1,519,184	$131,763	8.7%

The increase in operating expenses during the year ended December 31, 2007 can be primarily attributed to the 83% or $96,754 increase in professional fees. Some of the increase in this expense can be attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates. In addition, in order to comply with the SEC rules regarding the Corporation’s operating structure the Corporation has incurred legal fees associated with the proposed corporate reorganization of its SBIC subsidiary.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Change

Net Realized (Loss)	—	$(68,748)	$68,748

There were no realized gains or losses during the year ended December 31, 2008.

During the year ended December 31, 2007, the Corporation recognized a net realized loss of $68,748, comprised of a gain on the sale of Ramsco warrants for $555,000, a gain of $140,048 on its investment in Allworx Corp. (Allworx), a loss on the Topps investment of ($595,000), a loss of ($130,000) on Takeform, Inc. (Takeform), a loss on UStec of ($39,236) and a minor gain of $440 on a public security.

In the second quarter of 2007 Ramsco completed a refinancing of its commercial debt. As part of this restructuring Ramsco was able to pay off the outstanding debenture instrument owed to the Corporation and repurchase half of the Corporation’s outstanding warrants. The Corporation recognized a $555,000 gain on the transaction.

The Corporation made an investment in the capital stock of Allworx in the second quarter of 2007 and the portfolio company merged with PAETEC Holding, Inc. in the fourth quarter of 2007. In conjunction with the merger, Allworx repaid its debenture instrument and purchased the outstanding equity held by the Corporation for $640,048, resulting in a $140,048 realized gain.

During 2007 the Corporation recognized a realized loss of $595,000 on its investment in Topps when the plant that produces its frozen meat products was forced to recall its frozen hamburger products. Topps announced in October 2007 that due to the economic impact of the recall it would close the Elizabeth, NJ plant and file for bankruptcy.

The Corporation reclassed its $130,000 loss in Takeform from unrealized to realized in the fourth quarter of 2007 following the repayment of its obligation. The portfolio company had agreed to pay $20,000 of its $150,000 debenture instruments and it satisfied this obligation to the Corporation.

UStec satisfied its $350,000 debenture instrument obligation by a payment of $310,764, which gave rise to a $39,236 realized loss

Comparison of the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Change

Net Realized (Loss) Gain	$(68,748)	$3,456,441	$(3,525,189)

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

Net Change in Unrealized Appreciation of Investments

For the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Decrease	% Decrease

Net Change in Unrealized Appreciation	$601,985	$3,521,821	$(2,919,836)	(82.9)%

The increase in unrealized appreciation on investments of $601,985 is due to the following valuation changes made by the Corporation:

December 31, 2008

Gemcor	$1,700,000
Kionix	778,432
Bioworks, Inc. (Bioworks)	(28,000)
Wineisit	(100,000)
Niagara Dispensing	(111,000)
Photonics Products Group, Inc (Photonics)	(150,700)
Carolina Skiff	(227,000)
Golden Goal, LLC (Golden Goal)	(237,413)
APF	(307,334)
Rocket Broadband	(715,000)

Total Change in net Unrealized Appreciation during the year ended December 31, 2008	$601,985

The Corporation recognized appreciation on its equity investment in Gemcor based on the improved financial condition of the portfolio company since the Corporation made its first investment.

Kionix was written up in accordance with FAS 157 due to overall improvement in the revenues, customer base and the market acceptance of its products.

The Corporation’s investment in Bioworks was valued at zero at December 31, 2008 based on an analysis of the liquidation preferences of senior securities in the portfolio company.

The Wineisit investment was revalued to zero during the year ended December 31, 2008 after a review by management indicated a further deterioration of the portfolio company’s business. Wineisit remains in operation and is developing a new business strategy.

The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008 and revalued its investment in based on the valuation of equity shares at conversion.

Photonics is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.

The Corporation’s investment in Carolina Skiff was written down to cost based on a review of the company’s financials and an overall economic downturn in the boating sector.

Rocket Broadband continued to have inadequate cash flow to sustain its operations throughout 2008. This resulted in the resignation of its Chief Executive Officer during the fourth quarter of 2008. While Rocket Broadband has been able to continue operations and maintain its base of customers it is seeking additional strategic opportunities, which may include a merger or sale of the company. Based on a review of the financial restructuring necessary to maintain the portfolio company’s operations, the Corporation has recognized unrealized depreciation on its investment in Rocket Broadband and valued its investment at zero. The Corporation’s valuation, if any, may be adjusted as it obtains more information about the ultimate structure and amount of the financing that Rocket Broadband is able to secure.

The Corporation’s investment in Golden Goal and APF were written down during 2008 based on a review of the companies’ financials, their weak financial performance as compared to plan, and an overall economic downturn in their respective industries.

Synacor filed an S-1 registration statement on August 2, 2007 with the SEC and also filed an amended S-1 in April 2008. An S-1 is a registration document that a company files with the SEC regarding the proposed sale of its securities to the public. In October 2008 Synacor withdrew its S-1 plans for a public offering in a notification filed with the SEC. No valuation change has occurred with respect to the Synacor filings, but the Corporation has previously written up its investment in Synacor based on new investor financing. The company’s actual financial performance continues to support the valuation.

All of these value adjustments resulted from a review by management using the guidance set forth by SFAS 157 and the Corporation’s established valuation policy.

For the years ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006	Decrease	% Decrease

Net Change in Unrealized Appreciation	$3,521,821	$9,958,053	$(6,436,232)	(64.6)%

The increase in unrealized appreciation on investments of $3,521,821 was due to the following valuation changes made by the Corporation:

December 31, 2007

Increase Gemcor valuation	$3,500,000
Reclass Takeform to a realized loss	130,000
Increase Photonics valuation	119,480
Adampluseve warrants	65,341
Reclass USTec to realized loss	39,000
Reclass Topps to realized loss	(332,000)

Total Change in net Unrealized Appreciation during the year ended December 31, 2007	$3,521,821

The Corporation recognized appreciation on its equity investment in Gemcor based on the improved financial condition of the portfolio company since the Corporation made its first investment. Per the Corporation’s valuation policy, a portfolio company can be valued based on a conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years.

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

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations using Generally Accepted Accounting Practices (GAAP) for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2008, the net increase was $409,143, as compared to a net increase in net assets from operations of $2,719,165 in 2007 and a net increase of $8,166,471 in 2006.

The net increase in net assets from operations for the year ended December 31, 2008 is due to the net unrealized appreciation on investments of $273,454 and the net investment gain of $135,689. The net increase in net assets from operations for the year ended December 31, 2007 can be attributed to the investment gain before income taxes of $651,923 and the net unrealized gain on investments of $2,362,507. In addition, the Corporation recognized a $316,253 increase in net assets attributed to the cumulative effect adjustment upon adopting the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes”. The net increase for the year ended December 31, 2006 is due to the $9,431,273 net realized and unrealized gain on investments.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2008, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $2,757,653.

Net cash used in operating activities has averaged approximately $469,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations.

The Corporation used approximately $925,000 in net cash flow from investing activities in fiscal 2008. The Corporation realized approximately $545,000 in net cash flow from investing activities of for fiscal year 2007 and approximately $2.5 million of cash for investing activities in fiscal year 2006. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to make new investments and may experience a net use of cash over the next two years. In addition, significant liquidating events within the Corporation’s investment portfolio are difficult to determine with any certainty.

The Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The Corporation has drawn down $8,100,000 of this leverage as of December 31, 2008. The remaining leverage commitment of $1.9 million expired on September 30, 2008.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2008. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2013 and
	2009	2010	2011	2012	beyond

Scheduled Cash Receipts from Portfolio Companies	$235,500	$1,646,000	$2,700,000	$918,000	$0

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

During late 2007 and throughout 2008, the global economy experienced severe turmoil. Therefore, the debt and equity markets in the United States have been affected by this crisis. If market conditions continue to deteriorate, the Corporation may suffer losses on its investment portfolio, which could impact cash receipts over the next couple of years.

The unfavorable change in credit market conditions also has created opportunities for capital providers, like the Corporation, because small business are selling for lower prices, and they are generally willing to pay higher interest rates and to accept more contractual terms that are more favorable to us in their investment agreements. Accordingly, for firms that continue to have access to capital, management believes that the current environment could provide investment opportunities on more favorable terms than have been available in prior periods. Because the Corporation has used its available SBA leverage, in the short term, if the Corporation requires significant additional capital to take advantage of current investment opportunities, it will need to rely primarily on its ability to make public or private offerings of Rand’s common stock. Although the Corporation currently has no specific plans as to the timing or amount of any common stock offering it might make, it is considering the possibility of making such an offering during the next year in order to raise additional capital to pursue favorable investment opportunities.

Any common stock offering that the Corporation may make will be need to be based upon the market price of its currently outstanding shares. As a regulated BDC, the Corporation is generally prohibited from selling its common shares at prices that are less than the NAV of its common stock at the time of the sale. The Corporation’s common stock sold in the NASDAQ market at a premium to net asset value during 2007, but during most of 2006 and 2008 its stock sold in a range that was below current per share NAV. In order to permit the Corporation to sell its common stock at prices below current net asset value if a majority of the Directors of the Corporation who are not interested persons (as defined under the Investment Company Act) make a specific determination that such a sale would be in the best interests of the Corporation, it is seeking approval by shareholder vote at its annual meeting of a one-year exemption from the provisions of the Investment Company Act that would otherwise prohibit it from making sales of its common stock at less than NAV per share.

The inability to raise capital through timely sales of common stock could also have the effect of forcing the Corporation to sell assets that it would not otherwise sell, and such sales could occur at times that are disadvantageous to sell.

Management expects that the cash and cash equivalents at December 31, 2008, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2009. The Corporation is also evaluating potential exits from portfolio companies and sale of its common stock to increase the amount of liquidity available for new investments and operating activities. The potential sale of stock or portfolio assets is subject to inherent market risks and volatility, which may affect the ability of the Corporation to complete these sales and provide cash to the Corporation over the next twelve months.

Disclosure of Contractual Obligations

The following table shows the Corporation’s contractual obligations at December 31, 2008. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	3-5	More
	Total	1 year	years	years	than 5 yrs

SBA Debentures	$8,100,000	$0	$0	$0	$8,100,000
Operating Lease Obligations (Rent of office space)	$32,520	$16,080	$16,440	$0	$0
Total	$8,132,520	$16,080	$16,440	$0	$8,100,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

At times a portion of the Corporation’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Corporation’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of December 31, 2008, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

Statements of Financial Position as of December 31, 2008 and 2007

Statements of Operations for the three years in the period ended December 31, 2008

Statements of Changes in Net Assets for the three years in the period ended December 31, 2008

Statements of Cash Flows for the three years in the period ended December 31, 2008

Schedule of Portfolio Investments as of December 31, 2008

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2008

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2008	2007

Assets
Investments at fair value (identified cost: 2008 — $14,386,451, 2007 — $13,390,644)	$28,126,282	$26,528,490
Cash and cash equivalents	2,757,653	4,396,595
Interest receivable ( net of allowance 2008 — $122,817, 2007 — $122,000)	1,013,888	647,001
Other assets	330,974	1,150,065

Total assets	$32,228,797	$32,722,151

Liabilities and Stockholders’ Equity (net assets)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,490,000	3,955,000
Income taxes payable	98,723	474,465
Accounts payable and accrued expenses	292,731	321,210
Deferred revenue	20,377	53,653

Total liabilities	12,001,831	12,904,328
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,743,908)	(3,940,409)
Undistributed net realized gain on investments	7,735,477	7,796,289
Net unrealized appreciation on investments	8,732,845	8,459,391
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2008 — $3.54 , 2007 — $3.47)	20,226,966	19,817,823

Total liabilities and stockholders’ equity (net assets)	$32,228,797	$32,722,151

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Investment income:
Interest from portfolio companies	$608,180	$618,430	$757,824
Interest from other investments	90,660	173,664	53,104
Dividend and other investment income	1,027,377	1,469,864	432,296
Other income	30,786	40,912	83,738

	1,757,003	2,302,870	1,326,962

Operating expenses:
Salaries	440,337	460,917	482,067
Employee benefits	121,659	112,147	101,785
Directors’ fees	77,250	77,750	59,500
Professional fees	248,667	212,822	116,068
Stockholders and office operating	120,260	122,332	108,687
Insurance	41,489	43,674	43,674
Corporate development	65,042	66,854	54,233
Other operating	83,972	51,389	10,769

	1,198,676	1,147,885	976,783
Interest on SBA obligations	522,062	503,062	472,526
Bad debt expense	817	—	69,875

Total expenses	1,721,555	1,650,947	1,519,184

Investment gain (loss) before income taxes	35,448	651,923	(192,222)
Current income tax expense	672,290	901,511	401,801
Deferred income tax (benefit) expense	(772,531)	(674,994)	670,779

Net investment gain (loss)	135,689	425,406	(1,264,802)

Realized and unrealized gain (loss) on investments:
Net realized (loss) gain on sales and dispositions	—	(68,748)	3,456,441
Unrealized appreciation (depreciation) on investments:
Beginning of year	13,137,846	9,616,025	(342,028)
End of year	13,739,831	13,137,846	9,616,025

Change in unrealized appreciation (depreciation) before income taxes	601,985	3,521,821	9,958,053
Deferred income tax expense	328,531	1,159,314	3,983,221

Net increase in unrealized appreciation	273,454	2,362,507	5,974,832
Net realized and unrealized gain on investments	273,454	2,293,759	9,431,273

Net increase in net assets from operations	$409,143	$2,719,165	$8,166,471

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934
Basic and diluted net increase in net assets from operations per share	$0.07	$0.48	$1.43

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net assets at beginning of period	$19,817,823	$16,782,405	$8,615,934
Net investment gain(loss)	135,689	425,406	(1,264,802)
Cumulative effect adjustment for uncertain tax positions — FIN 48	—	316,253	—
Net realized (loss) gain on sales and dispositions of investments	—	(68,748)	3,456,441
Net increase in unrealized appreciation	273,454	2,362,507	5,974,832

Net increase in net assets from operations	409,143	3,035,418	8,166,471

Net assets at end of period	$20,226,966	$19,817,823	$16,782,405

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net increase in net assets from operations	$409,143	$2,719,165	$8,166,471
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	52,230	33,598	26,672
Original issue discount accretion	—	(62,333)	—
Change in interest receivable allowance	817	—	—
Increase in unrealized appreciation of investments	(601,985)	(3,521,821)	(9,958,053)
Deferred tax (benefit) expense	(465,000)	484,453	4,654,000
Net realized loss (gain) on portfolio investments	—	68,748	(3,456,441)
Payment in kind, interest accrued	(15,380)	—	—
Non-cash conversion of debenture interest	(67,235)	(50,000)	(34,356)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(367,704)	(139,759)	(209,623)
Decrease (increase) in other assets	779,083	(35,229)	42,440
(Decrease) increase in income taxes payable	(375,742)	63,890	—
(Decrease) increase in accounts payable and accrued liabilities	(28,479)	(17,350)	560,246
(Decrease) increase in deferred revenue	(33,276)	8,048	(34,278)

Total adjustments	(1,122,671)	(3,167,755)	(8,409,393)

Net cash used in operating activities	(713,528)	(448,590)	(242,922)
Cash flows from investing activities:
Investments originated	(1,626,657)	(2,165,266)	(3,383,769)
Proceeds from sale of portfolio investments	—	255,440	4,374,762
Proceeds from loan repayments	713,465	2,456,509	1,473,322
Capital expenditures	(12,222)	(1,350)	(12,255)

Net cash (used in) provided by investing activities	(925,414)	545,333	2,452,060
Cash flows from financing activities:
Proceeds from SBA debenture	—	—	900,000
Origination costs to SBA	—	—	(19,125)

Net cash provided by financing activities	—	—	880,875

Net (decrease) increase in cash and cash equivalents	(1,638,942)	96,743	3,090,013

Cash and cash equivalents:
Beginning of year	4,396,595	4,299,852	1,209,839

End of year	$2,757,653	$4,396,595	$4,299,852

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2008

		(b)				Per
Company, Geographic Location, Business Description, (Industry)		Date	(c)		(d)	Share
and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)
Adampluseve, Inc. (dba Adam) (g) New York, NY. Luxury sports wear designer for men and women. (Fashion Design) www.shopadam.com	Warrants to purchase 1,715 Series A convertible preferred shares.	7/14/06	2%	$68,000	$133,341	$.02
GridApp Systems, Inc. (e) (g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	$660,000 term note at 4% simple interest, 8% deferred interest (PIK) due January 4, 2012. $6,667 convertible note at 4% due November 28, 2018.	11/25/08	3%	666,667	666,667	.12
Kionix, Inc. Ithaca, NY. Develops innovative micro-electronic mechanical systems (MEMS) based inertial sensors used in consumer electronics, automation and healthcare sectors. (Manufacturing) www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,043	2,000,000	.35
Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in MEMS enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.02
Photonic Products Group, Inc (OTC:PHPG.OB) (a) (i) Northvale, NJ. Develops and manufactures products for laser photonics industry. (Manufacturing) www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	112,000	.02
Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14
Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 shares of Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Subtotal Non-Control/ Non-Affiliate Investments				$4,574,286	$7,966,757	$1.40

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2008 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Affiliate Investments: (l) APF Group, Inc. (e) (g) Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. (Manufacturing) www.apfgroup.com	$587,786 consolidated senior subordinated note at 8% due June 30, 2011. $13,514 senior subordinated note at 14% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$607,335	$300,000	$.05
Associates Interactive, LLC (e) (g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. (Education and Training) www.associatesinteractive.com	$247,813 promissory note at 9% due December 19, 2012. Investor units totaling 21.88% of company.	10/15/07	22%	250,000	250,000	.04
Carolina Skiff LLC (e) (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest. (j) Interest receivable $638,693.	1/30/04	5%	1,000,000	1,000,000	.18
EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 5.5% of common stock. (j) Interest receivable $151,667.	12/19/05	7%	500,000	500,000	.09
Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. (Sports and Entertainment) www.goldengoalpark.com	191,811 Class C units at 4%.	12/10/07	6%	637,414	400,000	.07
Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	2,642 Series A convertible preferred stock. Warrants for 21,596 common shares. 8% cumulative dividend. (j) Interest receivable $162,411.	9/27/04	9%	1,000,000	8,761,700	1.54
Niagara Dispensing Technologies, Inc. (e) Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.exactpour.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock.	3/8/06	14%	1,281,783	1,170,783	.20

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2008 – (Continued)

		(b)				Per
		Date	(c)		(d)	Share
Company and Business	Type of Investment	Acquired	Equity	Cost	Value	of Rand

RAMSCO (e) (g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. (Distributor) www.ramsco.com	$300,000 promissory notes at 9% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05
SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	$250,000 secured convertible note at 10% due December 2, 2010.	12/2/08	—	250,000	250,000	.04
Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

Subtotal Affiliate Investments				$6,764,696	$14,135,483	$2.47

Control Investments(m)
Gemcor II, LLC (e) (g) (h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	603,200	5,803,201	1.02
G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	198,000	.03

Subtotal Control Investments				$1,003,200	$6,001,201	$1.05

Other Investments (e)	Various			2,044,269	22,841	.00

	Total portfolio investments (f)			$14,386,451	$28,126,282	$4.92

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2008 – (Continued)

Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2008 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. The Corporation has also adopted SFAS No. 157 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value and designates the Corporation’s investment as generally “Level 3” assets due to their privately held restricted nature, their size and the nature of Rand’s securities held.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of December 31, 2008, the aggregate cost of investment securities approximated $14.4 million. Net unrealized appreciation aggregated approximately $13.7 million, of which $16.6 million related to appreciated investment securities and $2.9 million related to depreciated investment securities.

(g)	Rand Capital SBIC, L.P. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Publicly owned company.

(j)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(k)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments or Affiliated Investments.

(l)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned or Rand holds a Board seat.

(m)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2008, 2007, 2006, 2005 and 2004

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Income from investment operations (1):
Investment income	$0.31	$0.40	$0.23	$0.13	$0.13
Expenses	0.30	0.28	0.26	0.22	0.16

Investment gain (loss) before income taxes	0.01	0.12	(0.03)	(0.09)	(0.03)
Income tax (benefit) expense	(0.01)	0.04	0.19	(0.06)	(0.01)

Net investment gain (loss)	0.02	0.08	(0.22)	(0.03)	(0.02)
Cumulative effect adjustments for uncertain tax positions- FIN 48	0.00	0.06	0.00	0.00	0.00
Net realized and unrealized gain (loss) on investments	0.05	0.40	1.65	(0.04)	(0.02)

Increase (decrease) in net asset value	0.07	0.54	1.43	(0.07)	(0.04)
Net asset value, beginning of year	3.47	2.93	1.51	1.58	1.62

Net asset value, end of year	$3.54	$3.47	$2.93	$1.51	$1.58

Per share market value, end of year	$3.50	$3.60	$3.50	$1.34	$1.56

Total return based on market value	(2.78)%	2.86%	161.2%	(14.1)%	7.6%
Total return based on net asset value	2.1%	18.1%	94.8%	(4.6)%	(2.5)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	8.60%	9.02%	11.96%	14.35%	9.86%
Ratio of expenses including taxes to average net assets	9.10%	10.26%	20.41%	10.34%	9.53%
Ratio of net investment gain (loss) to average net assets	0.68%	2.32%	(9.96)%	(1.99)%	(1.23)%
Portfolio turnover	6.0%	8.6%	18.1%	21.6%	50.4%
Net assets end of year	$20,226,966	$19,817,823	$16,782,405	$8,615,934	$9,027,054
Weighted average shares outstanding at end of year	5,718,934	5,718,934	5,718,934	5,718,934	5,718,934

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. –	Summary of Significant Accounting Policies

Nature of Business – Rand Capital Corporation (“Rand”) was founded in 1969 and is headquartered in Buffalo, New York. Rand’s investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States.

Rand operates as a publicly-held venture capital company, listed on the NASDAQ Small Cap Market under the symbol “RAND”.

Rand was incorporated under the law of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August of 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into New York corporation on December 31, 2008, at which time its operations as a licensed BDC were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). As of December 31, 2008, the Corporation had drawn down $8,100,000 on its leverage commitments (see Note 4).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.

Investments – Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for investments. The Corporation analyzes and values each individual investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In September, 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting practices (“GAAP”), and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted SFAS 157.

SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1:  Quoted prices in active markets for identical assets or liabilities, used in the Corporation’s valuation at the measurement date.

Level 2:  Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.

Level 3:  Unobservable and significant inputs to determining the fair value

Most of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$28,126,282	$112,000	$0	$28,014,282

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

Beginning Balance, December 31, 2007, of Level 3 Assets		$26,265,790

Realized Gains or Losses included in net change in net assets from operations		—
Unrealized gains or losses included in net change in net assets from operations
APF Group, Inc	$(307,334)
BioWorks, Inc.	(28,000)
Carolina Skiff LLC	(227,000)
Gemcor LLC1	1,700,000
Golden Goal LLC	(237,413)
Kionix, Inc	778,432
Rocket Broadband Networks, Inc.	(715,000)
Niagara Dispensing Technologies, Inc	(111,000)
Wineisit.com	(100,000)	$752,685

Purchases of Securities
Associates Interactive, LLC	$200,000
APF Group, Inc. capitalized Payment in Kind and interest conversion	40,832
GripApp Systems, Inc.	666,667
Mezmeriz, Inc.	100,000
Niagara Dispensing Technologies, Inc.	374,990
Niagara Dispensing Technologies, Inc interest conversion	41,783
Rocket Broadband Networks, Inc.	35,000
SOMS Technologies, LLC	250,000	$1,709,272
Repayments of Securities
New Monarch Machine Tool, Inc.	$(520,147)
Contract Staffing	(131,065)
Gemcor II, LLC	(62,253)	$(713,465)

Transfers in or out of Level 3		—

Ending Balance, December 31, 2008, of Level 3 Assets		$28,014,282

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Venture Capital Investments

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$752,685

Gains and losses (realized and unrealized) included in net increase in net assets from operations for the period above are reported as follows:
Net Gain (Loss) on Sales and Dispositions	$0
Change in unrealized gains or losses relating to assets still held at reporting date	$752,685

In the valuation process, the Corporation uses financial information received from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio investments. The valuation may be reduced if a company’s performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.

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

Certain investment agreements require the portfolio companies to meet certain financial and non-financial covenants. At December 31, 2008 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the carrying value of the investment and may waive such defaults in certain circumstances.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments – Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. The cost of securities that have, in the Board of Directors’ judgment, become worthless, are written off and reported as realized losses. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.

Investment Classification – In accordance with the provisions of the Investment Company Act of 1940 (1940 Act), the Corporation classifies its investments by level of control. In the 1940 Act “Control Investments” are investments in those companies that the Corporation is deemed to “Control”. The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

representation on the company’s board. “Affiliate Investments” are those non-control companies that the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

Original Issue Discount – Investments may create “original issue discount” or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID and the OID is amortized into interest income over the life of the loan. The Corporation recorded one OID during 2006 in the amount of approximately $68,000 and recognized $0, $62,333 and $5,557 in OID income for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2008, 2007 and 2006 was $46,982, $27,982 and $26,591, respectively. Annual amortization expense for the next five years is estimated to average $28,000 per year.

Deferred Revenue – The Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2008, 2007 and 2006 amounted to $33,275, $29,366, and $50,277, respectively. Deferred revenue amortization income is estimated to be $6,700 in 2009 and $2,700 in 2010.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid (refunded) during the years ended December 31, 2008, 2007 and 2006 amounted to $1,069,032, $845,429 and ($11,097), respectively. Interest paid during the years ended December 31, 2008, 2007 and 2006 was $473,575, $468,184 and $392,080, respectively. During 2008, 2007 and 2006, the Corporation converted $67,235, $50,000 and $34,356, respectively, of interest receivable into equity investments. During the year ended December 31, 2007 the Corporation recorded two escrow receivables totaling $209,469 and $711,249, respectively, in connection with the sale of investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2008, 78% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2007, 74% of the Corporation’s total investment value was held in five notes and equity securities.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes – The Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. FIN 48 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

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

Recent Accounting Standards – On January 1, 2008 the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes guidelines for measuring fair value in accordance with GAAP and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 provides a framework for measuring fair value and establishes a three tiered hierarchy for fair value measurement based upon the inputs to the valuation of an asset or liability at the measurement date. SFAS 157 provides a consistent definition of fair value and focuses on exit prices and prioritizes the use of market-based inputs.

Note 2. –	Other Assets

At December 31, 2008 and 2007 other assets was comprised of the following:

	2008	2007

Deferred debenture costs	$172,446	$219,428
Escrow receivable from Allworx	140,048	140,048
Escrow receivable from USTec	69,421	69,421
Property, plant and equipment (net)	15,604	8,628
Operating receivables	2,876	278
Reserve for uncollectible USTec escrow	(69,421)	—
Escrow receivable from Innov-X	—	711,249
Dividend receivables	—	1,013

Total other assets	$330,974	$1,150,065

In 2007 the Corporation sold its equity in Allworx. A portion of the proceeds were held in escrow and are expected to be released in 2009.

In 2007 the Corporation sold a portion of its shares in UStec. A portion of the proceeds were held in escrow and were scheduled to be released in 2008. There are ongoing discussions with UStec about the collection of this escrow receivable and a reserve has been established against the receivable.

In 2006 the Corporation sold a portion of its shares in Innov-X. As part of the sale a percentage of the proceeds were held in an escrow account, which the Corporation recorded as a receivable. The amount was received during 2008.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. –	Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax liabilities at December 31, 2008 and 2007 are approximately as follows:

	2008	2007

Operations	$1,349,000	$574,000
Investments	(5,007,000)	(4,678,000)
Tax credit carryforwards	168,000	149,000

Deferred tax liability, net	$(3,490,000)	$(3,955,000)

The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2008 and 2007.

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2008	2007	2006

Current:
Federal	$677,635	$837,752	$398,154
State	(5,345)	63,759	3,647

	672,290	901,511	401,801

Deferred:
Federal	(427,692)	472,266	3,956,000
State	(16,308)	12,054	698,000

	(444,000)	484,320	4,654,000

Total	$228,290	$1,385,831	$5,055,801

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2008	2007	2006

Net investment gain and realized gain before income tax expense	$648,757	$4,104,996	$13,222,272

Expected tax expense at statutory rate	$241,577	$1,395,699	$4,495,572
State – net of federal effect	15,016	87,430	793,336
Pass-through benefit from Portfolio Investment	(42,500)	—	—
Tax credits and other	14,197	(97,298)	(233,107)

Total	$228,290	$1,385,831	$5,055,801

At December 31, 2008 and 2007 the Corporation no longer had any federal net operating loss carryforwards, state net operating loss carryforwards or capital loss carryforwards. For state tax purposes the Corporation had a

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Qualified Emerging Technology Company (QETC) tax credit carryforward of $255,381 and $225,305 at December 31, 2008 and 2007. The QETC credit carryforward does not have an expiration date.

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of adopting FIN 48 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.

For the year ended December 31, 2008, the Corporation recorded an additional $21,000 in deferred tax liabilities. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at January 1, 2007 – adoption of FIN 48	$(295,053)
Increases for positions taken in current year	316,253
Increases for positions taken in prior year	—
Decreases in positions taken in prior year	(12,700)
Decreases for settlements with taxing authorities	—
Decrease for lapses in the applicable statute of limitations	—

Balance at December 31, 2007	$8,500

Increases for positions taken in current year	—
Increases for positions taken in prior year	21,000
Decreases in positions taken in prior year	—
Decreases for settlements with taxing authorities	—
Decrease for lapses in the applicable statute of limitations	—
—

Balance at December 31, 2008	$29,500

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. No amounts were recognized in 2007. During 2008, the Corporation recognized $4,800 of interest and penalties related to unrecognized tax benefits.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2007. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2007. The New York State Department of Revenue recently informed the Corporation that they are auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. All anticipated adjustments have been recorded as a FIN 48 liability at December 31, 2008.

Note 4. –	SBA Debenture Obligations

Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of its approved SBA Guaranteed Debenture leverage in July 2003 and August 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and was a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. As of December 31, 2008 and 2007, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $8,100,000 against this commitment. The remaining leverage commitment of $1,900,000 expired on September 30, 2008. The remaining unamortized prepaid leverage fee of $19,000 was expensed during

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2008. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.12% to 5.995%, plus an annual charge that ranged from .855% to .887% during the year ended December 31, 2008. The debentures outstanding at December 31, 2008 mature from 2014 to 2016.

Note 5. –	Stockholders’ Equity (Net Assets)

At December 31, 2008 and 2007, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 5% of the Corporation’s outstanding stock on the open market through October 23, 2009.

Summary of change in equity accounts:

	Accumulated	Undistributed
	Net	Net Realized	Net unrealized
	Investment	Gain (Loss) on	Appreciation
	Loss	Investments	on Investments

Balance, December 31, 2006	$(6,253,128)	$9,763,366	$5,769,615

Net increase (decrease) in net assets from operations	2,312,719	(1,967,077)	2,689,776

Balance, December 31, 2007	$(3,940,409)	$7,796,289	$8,459,391

Net increase (decrease) in net assets from operations	196,501	(60,812)	273,454

Balance, December 31, 2008	$(3,743,908)	$7,735,477	$8,732,845

Note 6. –	Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2008, 2007 and 2006, no stock options had been awarded under the Plan. Because Section 57(n) of the of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 7).

Note 7. –	Employee Benefit Plans

The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Plan expense was $27,158, $29,882 and $22,073 during the years ended December 31, 2008, 2007 and 2006, respectively.

In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid can not exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. There were no contributions to, or payments made under, the Plan during the years ended 2008, 2007 and 2006.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. –	Commitments and Contingencies

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2008 and 2007 were $51,122 and $59,000, respectively.

The Corporation has a lease for office space which expires in December 2010. Rent expense under this operating lease for the years ended December 31, 2008, 2007 and 2006 was $16,698, $16,320 and $15,981 per year. The future operating lease obligation for the next 2 years is approximately $17,000 per year.

Note 9. –	Subsequent Events

Subsequent to the year ended December 31, 2008, the Corporation made two follow on investments totaling $62,637.

Note 10. –	Quarterly Operations and Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2008
Investment income	$472,327	$424,043	$482,268	$378,365
Net increase (decrease) in net assets from operations	855,573	(337,383)	(17,231)	(91,816)
Basic and diluted net increase (decrease) in net assets from operations per share	0.15	(0.06)	(0.00)	(0.02)
2007
Investment income	$1,081,127	$365,603	$375,728	$480,412
Net increase (decrease) in net assets from operations	2,780,856	(351,099)	157,940	131,468
Basic and diluted net increase (decrease) in net assets from operations per share	0.49	(0.06)	0.03	0.02

Note 11. –	Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated losses from interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the accounts receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2008	2007	2006

Balance at beginning of year	$(122,000)	$(122,000)	$(236,870)
Provision for losses	(817)	–	–
Recoveries/Sales	–	–	114,870

Balance at end of year	$(122,817)	$(122,000)	$(122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED GAIN
For the Year Ended December 31, 2008

	Cost
	Increase	Realized
	(Decrease)	Gain

New and additions to previous investments
GridApp Systems, Inc.	$666,667
Niagara Dispensing Technologies, Inc.	416,773
SOMS Technologies, LLC	250,000
Associates Interactive, LLC	200,000
Mezmeriz, Inc.	100,000
APF Group, Inc.	40,832
Rocket Broadband Networks, Inc.	35,000

	1,709,272
Investments sold/liquidated
New Monarch Machine Tool, Inc. repayment	(520,147)
Gemcor LLC repayment	(62,253)
Contract Staffing repayment	(131,065)

	(713,465)

Net change in investments	$995,807	—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, including the consolidated schedule of portfolio investments as of December 31, 2008, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2008, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2008 and 2007. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2008 and 2007, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2008, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $28,126,282 (139% of net assets) and $26,528,490 (134% of net assets) as of December 31, 2008 and 2007, respectively, include securities valued at $28,014,282 and $26,265,790, respectively, whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market value. We have reviewed the procedures used by the Directors in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2008 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 25, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management report on Internal Control Over Financial Reporting  The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Information in response to this Item is incorporated herein by reference to the information under the headings ‘‘PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2009, to be filed under Regulation 14A (the “2009 Proxy Statement”).

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

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2009 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2009 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2009 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2009 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2008 and 2007

Statements of Operations for the three years in the period ended December 31, 2008

Statements of Changes in Net Assets for the three years in the period ended December 31, 2008

Statements of Cash Flows for the three years in the period ended December 31, 2008

Schedule of Portfolio Investments as of December 31, 2008

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2008

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 10 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan – incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.7)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.8)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.9)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.10)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, Inc. – furnished herewith

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2009
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum	President	March 25, 2009

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 25, 2009

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum	Director	March 25, 2009

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 25, 2009

/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 25, 2009

/s/ Willis S. McLeese Willis S. McLeese	Director	March 25, 2009

/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 25, 2009

/s/ Jayne K. Rand Jayne K. Rand	Director	March 25, 2009

/s/ Robert M. Zak Robert M. Zak	Director	March 25, 2009