Form 10-Q
period 2009-03-31
RAND CAPITAL CORP
filed 2009-05-13
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 7, 2009 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments at fair value (identified cost: 3/31/09 — $14,468,610; 12/31/08 — $14,386,451)	$28,208,441	$28,126,282
Cash and cash equivalents	1,967,663	2,757,653
Interest receivable (net of allowance $122,817)	1,109,958	1,013,888
Other assets	597,285	330,974

Total assets	$31,883,347	$32,228,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,378,000	3,490,000
Income taxes payable	59,217	98,723
Accounts payable and accrued expenses	128,344	292,731
Deferred revenue	12,059	20,377

Total liabilities	11,677,620	12,001,831

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,765,147)	(3,743,908)
Undistributed net realized gain on investments	7,735,477	7,735,477
Net unrealized appreciation on investments	8,732,845	8,732,845
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 3/31/09 — $3.53, 12/31/08 — $3.54)	20,205,727	20,226,966

Total liabilities and stockholders’ equity (net assets)	$31,883,347	$32,228,797

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008
Investment income:
Interest from portfolio companies	$135,516	$251,764
Interest from other investments	9,134	34,584
Dividend and other investment income	224,526	84,934
Other income	9,083	7,083

	378,259	378,365

Operating expenses:
Salaries	111,922	108,384
Employee benefits	36,176	43,630
Directors’ fees	10,500	11,750
Professional fees	71,221	60,290
Stockholders and office operating	34,405	24,508
Insurance	14,878	10,500
Corporate development	9,534	16,562
Other operating	2,453	1,978

	291,089	277,602
Interest on SBA obligations	118,359	125,766

Total expenses	409,448	403,368

Investment (loss) gain before income taxes	(31,189)	(25,003)

Current income tax expense	102,050	136,113
Deferred income tax benefit	(112,000)	(152,813)

Net investment (loss)	(21,239)	(8,303)

Realized and unrealized loss on investments:
Unrealized appreciation on investments:
Beginning of period	13,739,831	13,137,846
End of period	13,739,831	13,008,146

Change in unrealized appreciation before income taxes	—	(129,700)
Deferred income tax benefit	—	(46,187)

Net decrease in unrealized appreciation	—	(83,513)

Net realized and unrealized loss on investments	—	(83,513)

Net decrease in net assets from operations	$(21,239)	$(91,816)

Weighted average shares outstanding	5,718,934	5,718,934
Basic and diluted net decrease in net assets per share from operations	$(0.00)	$(0.02)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net decrease in net assets from operations	$(21,239)	$(91,816)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	8,945	8,195
Decrease in unrealized appreciation of investments	—	129,700
Deferred tax benefit	(112,000)	(199,000)
Payment in kind, interest accrued	(4,840)	—
Non-cash conversion of debenture interest	(11,918)	—
Changes in operating assets and liabilities:
Increase in interest receivable	(96,070)	(211,549)
Increase in other assets	(275,256)	(137,689)
Increase in prepaid income taxes	—	(43,157)
Decrease in income taxes payable	(39,506)	(474,465)
Decrease in accounts payable and accrued expenses	(164,387)	(168,862)
Decrease in deferred revenue	(8,318)	(23,930)

Total adjustments	(703,350)	(1,120,757)

Net cash used in operating activities	(724,589)	(1,212,573)

Cash flows from investing activities:

Investments originated	(81,756)	(524,990)
Proceeds from loan repayments	16,355	548,499
Capital expenditures	—	(1,190)

Net cash (used) provided by investing activities	(65,401)	22,319

Net decrease in cash and cash equivalents	(789,990)	(1,190,254)

Cash and cash equivalents:
Beginning of period	2,757,653	4,396,595

End of period	$1,967,663	$3,206,341

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Net assets at beginning of period	$20,226,966	$19,817,823

Net investment (loss)	(21,239)	(8,303)

Net change in unrealized appreciation of investments	—	(83,513)

Net decrease in net assets from operations	(21,239)	(91,816)

Net assets at end of period	$20,205,727	$19,726,007

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2009
(Unaudited)

		(b)	(c)		(d)	Per
		Date				Share
Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand
Non-Control/Non-Affiliate Investments: (k)

Adampluseve, Inc. (dba Adam) (g) New York, NY. Luxury sports wear designer for men and women. (Fashion Design) www.shopadam.com	Warrants to purchase 1,715 Series A preferred shares.	7/14/06	2%	$68,000	$133,341	$.02

GridApp Systems, Inc. (e)(g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	$660,000 term note at 4% simple interest, 8% deferred interest (PIK) due January 4, 2012. $6,667 convertible note at 4% due November 28, 2018.	11/25/08	3%	671,507	671,507	.12

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based inertial sensors used in consumer electronics, automation and healthcare sectors. (Manufacturing) www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	2,000,000	.35

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.02

Photonic Products Group, Inc (OTC:PHPG.OB) (a)(i) Northvale, NJ. Develops and manufactures products for laser photonics industry. (Manufacturing) www.inrad.com	66,000 shares common stock.	10/31/00	<1%	165,000	112,000	.02

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.14

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Subtotal Non-Control/Non-Affiliate Investments				$4,579,127	$7,971,597	$1.40

Affiliate Investments: (l)

APF Group, Inc. (e)(g)
Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. (Manufacturing) www.apfgroup.com
	$587,796 consolidated senior subordinated note at 8% due June 30, 2011. $13,514 senior subordinated note at 14% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.
		7/8/04	6%	$619,253	$311,918	$.05

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2009 (Continued)
(Unaudited)

		(b)	(c)		(d)	Per
		Date				Share
Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Affiliate Investments: (l) (Continued)

Associates Interactive, LLC (e)(g) Buffalo, NY. Provider of training content and certifications used to train retail sales associates. (Education and Training) www.associatesinteractive.com	$247,813 promissory note at 9% due December 19, 2012. $43,518 secured note at 10% due December 19, 2012. Investor units totaling 22.55% of company.	10/15/07	23%	293,518	293,518	.05

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest. (j) Interest receivable $669,327.	1/30/04	5%	1,000,000	1,000,000	.17

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 7.0% of common stock. (j) Interest receivable $164,167.	12/19/05	7%	500,000	500,000	.09

Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. (Sports and Entertainment) www.goldengoalpark.com	191,811 Class C units at 4%. $38,237.98 convertible promissory notes at 13% due January 26, 2012.	12/10/07	6%	675,652	438,238	.08

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	2,642 Series A preferred stock. Warrants for 21,596 common shares. 8% cumulative dividend. (j) Interest receivable $182,411.	9/27/04	9%	1,000,000	8,761,700	1.53

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.exactpour.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock.	3/8/06	14%	1,281,783	1,170,783	.21

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. (Distributor) www.ramsco.com	$300,000 promissory notes at 9% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	$250,000 secured convertible note at 10% due December 2, 2010.	12/2/08	—	250,000	250,000	.04

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

Subtotal Affiliate Investments				$6,858,370	$14,229,157	$2.48

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2009 (Continued)
(Unaudited)

						Per
		(b)	(c)		(d)	Share
Company, Geographic Location, Business		Date				of
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Rand

Control Investments (m)
Gemcor II, LLC (e)(g)(h)
West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	$586,844	$5,786,845	$1.02
G-TEC Natural Gas Systems
Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	198,000	.03

Subtotal Control Investments				$986,844	$5,984,845	$1.05

Other Investments(e)	Various			2,044,269	22,842	.00

	Total portfolio investments			$14,468,610	$28,208,441	$4.93

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2009 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2009 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(d) The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. The Corporation has also adopted FAS No. 157 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value and designates the Corporation’s investment as generally “Level 3” assets due to their privately held restricted nature, their size and the nature of Rand’s securities held.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) Income Tax Information — As of March 31, 2009, the aggregate cost of investment securities approximated $14.5 million. Net unrealized appreciation aggregated approximately $13.7 million, of which $16.6 million related to appreciated investment securities and $2.9 million related to depreciated investment securities.
(g) Rand Capital SBIC, Inc. investment.
(h) Reduction in cost and value from previously reported balances reflects current principal repayment.
(i) Publicly owned company.
(j) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet. The total of all individual interest receivable amounts less than $50,000 totals approximately $64,000.
(k) Non-Control/Non-Affiliate investments are investments that are neither Control Investments or Affiliated Investments.
(l) Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned or Rand holds a Board seat.
(m) Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)
Note 1. ORGANIZATION
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
Rand initially capitalized the predecessor SBIC with $5 million in Regulatory Capital in January 2002 and in August 2002 Rand received notification that its Small Business Investment Company (SBIC) application and license had been approved by the Small Business Administration (SBA). The approval allowed the SBIC to obtain loans up to two times its initial $5 million of regulatory capital from the SBA for purposes of making new investments in portfolio companies.
The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of March 31, 2009, Rand SBIC had drawn $8,100,000 in leverage from the SBA. On September 30, 2008, the remaining leverage commitment and $1,900,000 of approved leverage expired when the commitment was not used by the Corporation. The remaining unamortized prepaid leverage fee of $19,000 was expensed in 2008. The Corporation intends to re-apply to the SBA for the remaining $1,900,000 in leverage in 2009.
SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. The Corporation expects to use Rand SBIC as its primary investment vehicle.

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
With the approval of the SBA, effective December 31, 2008 Rand merged the Rand SBIC limited partnership into a corporation whose board of directors is the same as that of Rand. The SBA formally approved the re-licensing of the new corporation as an SBIC in February 2009. As a result of the merger, Rand SBIC is a wholly-owned corporate subsidiary of Rand, and its board of directors is comprised of directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2009 are not necessarily indicative of the results for the full year.
These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2008
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2008, June 30, 2008 and March 31, 2008
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.
Principles of Consolidation — The consolidated financial statements include the accounts of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.
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
Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the quarters ending March 31, 2009 or 2008.
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $6,996 for the three months ended March 31, 2009, compared to $6,995 for the three months ended March 31, 2008.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the three months ended March 31, 2009 and 2008 amounted to $141,556 and $653,735, respectively. Interest paid during the three months ended March 31, 2009 and 2008 amounted to $234,200 and $235,494, respectively. During the three months ended March 31, 2009, the Corporation converted $11,917 of interest receivable into equity investments. There were no equity conversions during the three months ended March 31, 2008.
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
Stockholders’ Equity (Net Assets) — At March 31, 2009 and December 31, 2008, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 285,947 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 23, 2009. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for a total cost of $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2009, no stock options had been awarded under the Plan. Because Section 57(n) of the of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation

In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. There were no contributions to, or payments made under, the Plan during the quarters ended March 31, 2009 or March 31, 2008.
Income Taxes — The Corporation complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. FIN 48 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.
There have been no changes in liabilities recorded for uncertain tax positions in the first quarter of 2009 and the Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at December 31, 2008 and March 31, 2009.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2008. The New York State Department of Revenue recently informed the Corporation that they are auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. All anticipated adjustments have been recorded as a FIN 48 liability at March 31, 2009.
Concentration of Credit Risk — At March 31, 2009 Innov-X Systems, Inc.(Innovex), Gemcor II, LLC (Gemcor) and Synacor Inc. (Synacor) represent 31%, 21% and 15%, respectively, of the fair value of the Corporation’s investment portfolio.
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted SFAS 157.
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
The following is a summary of the Corporation’s SFAS No. 157 findings.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$28,208,441	$112,000	$0	$28,096,441

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Venture Capital Investments
Beginning Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations		—

Unrealized gains or losses included in net change in net assets from operations		—

Purchases of Securities
Associates Interactive, LLC	$43,518
Golden Goal LLC	$38,238
APF Group, Inc	$11,917
GridApp Systems Inc.	$4,840	$98,513

Repayments of Securities
Gemcor II, LLC	$(16,354)
		$(16,354)
Transfers in or out of Level 3		—

Ending Balance, March 31, 2009, of Level 3 Assets		$28,096,441

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		—

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$0

Change in unrealized gains or losses relating to assets still held at reporting date		$0

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights for the three months ended March 31, 2009 and March 31, 2008:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Income from investment operations (1):
Investment income	$0.06	$0.07
Expenses	0.07	0.07

Investment (loss) gain before income taxes	(0.01)	0.00
Income tax benefit	0.00	0.00

Net investment (loss) gain	(0.01)	0.00
Net realized and unrealized gain on investments	0.00	(0.02)

(Decrease) increase in net asset value	(0.01)	(0.02)
Net asset value, beginning of period	3.54	3.47
Net asset value, end of period	$3.53	$3.45

Per share market price, end of period	$3.98	$4.58

Total return based on market value	13.71%	27.22%
Total return based on net asset value	(0.01)%	(0.50)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	2.03%	2.04%
Ratio of expenses including taxes to average net assets	1.98%	1.96%
Ratio of net investment (loss) gain to average net assets	(0.11)%	(0.04)%
Portfolio turnover	0.35%	1.98%
Net assets, end of period	$20,205,727	$19,726,007
Weighted average shares outstanding, end of period	5,718,934	5,718,934

(1)	Per share data are based on weighted average shares outstanding and the results are rounded
The Corporation’s quarterly results could fluctuate as a result of a number of factors, therefore results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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
Corporate Structure
The following discussion will describe the financial position and operations of Rand Capital Corporation (Rand), its wholly-owned subsidiary Rand SBIC, Inc. (Rand SBIC), and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).
Rand is incorporated in New York and has elected to operate as a business development company (“BDC”) under the 1940 Act. Its wholly-owned subsidiary, Rand SBIC, operates as a small business investment company (“SBIC”) regulated by the Small Business Administration (“SBA”). The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.
Business Developments
The financial markets have experienced extreme volatility since late 2007 due to uncertainty and disruption in large segments of the credit markets. Throughout 2008 and the first quarter of 2009, the financial markets remained unstable causing significant distress on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt market. This lack of liquidity may continue to have far-reaching negative consequences across many industries.

These and other economic factors may impact the operations and future financial performance of the Corporation in the following ways:
•	The ability of the Corporation’s portfolio companies to obtain necessary credit financing for their operations may be impaired.

•	The Corporation’s portfolio companies may experience greater difficulty in obtaining equity financing to continue to fund their operations.

•	The slowdown in capital goods spending may impact the goods and services that the portfolio companies sell.

•	The Corporation may find it more difficult to exit its investments as access to public markets and the merger and acquisition industry become impaired.

•	The Corporation’s diversified portfolio of investments may experience unexpected growth despite these market uncertainties based on their own capitalization, industry niche, and current market acceptance for their products/services.

•	The Corporation’s SBA leverage commitment expired September 30, 2008, and the SBA’s interest in renewing Rand’s $1.9 million in undrawn leverage may be adversely affected by the status of the financial markets.
While the effect of these market uncertainties on the Corporation’s portfolio cannot be determined, many of the Corporation’s portfolio companies have begun to develop action plans necessary to help align their resources (staffing, operating expenses and remaining capital) with their business needs to create more competitive companies and increase their chances of future success.
Critical Accounting Policies
The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the Corporation’s December 31, 2008 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

	3/31/09	12/31/08	Decrease	% Decrease
Total assets	$31,883,347	$32,228,797	$(345,450)	(1.1%)
Total liabilities	11,677,620	12,001,831	(324,211)	(2.7%)

Net assets	$20,205,727	$20,226,966	$(21,239)	(0.1%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	3/31/09	12/31/08	Increase	% Increase
Investments, at cost	$14,468,610	$14,386,451	$82,159	0.6%
Unrealized appreciation, net	13,739,831	13,739,831	—	—

Investments at fair value	$28,208,441	$28,126,282	$82,159	0.6%

The change in investments, at cost, is comprised of the following:

New Investments:	Amount
Associates Interactive, LLC (Associates Interactive)	$43,518
Golden Goal, LLC (Golden Goal)	38,238

Total of new investments made during the three months ended March 31, 2009	$81,756

Changes to Investments:
APF Group, Inc (APF) interest conversion	$11,917
GridApp Systems, Inc. (GridApp)	4,840
Total of changes to investments made during the three months ended March 31, 2009	$16,757

Investment Repayments:
Gemcor II, LLC (Gemcor)	(16,354)

Total of investment repayments during the three months ended March 31, 2009	(16,354)

Total change in investments, at cost, during the three months ended March 31, 2009	$82,159

Net asset value (NAV) per share was $3.53/share at March 31, 2009 versus $3.54/share at December 31, 2008.
The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 140% and 139% of net assets at March 31, 2009 and December 31, 2008, respectively.
Cash and cash equivalents approximated 10% of net assets at March 31, 2009 compared to 14% at December 31, 2008.

Results of Operations
Investment Income
The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The investment income is impacted by the Corporation’s ability to fund investments that fit its strategic profile and the level of liquidity events within its investment portfolio which cannot be predicted with any certainty. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at high grade financial institutions.
Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

			Increase	% Increase
	March 31, 2009	March 31, 2008	(Decrease)	(Decrease)
Interest from portfolio companies	$135,516	$251,764	$(116,248)	(46.2)%
Interest from other investments	9,134	34,584	(25,450)	(73.6%)
Dividend and other investment income	224,526	84,934	139,592	164.4%
Other income	9,083	7,083	2,000	28.2%

Total investment income	$378,259	$378,365	$(106)	0.0%

Interest from portfolio companies — The portfolio interest income decrease is a result of several factors. Two portfolio companies (Contract Staffing, Inc. and New Monarch Machine Tool, Inc.) repaid their debt instruments during 2008 and one portfolio company (Niagara Dispensing, Inc. (Niagara Dispensing)) converted its debenture instrument into equity during 2008. In addition, non- recurring interest of $43,067 was recognized on the escrow from Innov-X Systems, Inc. (Innov-X) during the first quarter of 2008. The Innov-X escrow of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.
After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec Natural Gas Systems	8%	$400,000	2004
Rocket Broadband Networks, Inc.	11.25%	35,000	2008
UStec, Inc.	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005
Interest from other investments — The decrease in interest from other investments is primarily due to lower cash balances and a decrease in interest rates. The cash balance at March 31, 2009 and 2008 was $1,967,663 and $3,206,341, respectively.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions.

Dividend income for the three months ended March 31, 2009 consisted of a distribution from Gemcor II, LLC (Gemcor) for $224,526. Dividend income for the three months ended March 31, 2008 consisted of distributions from Gemcor for $84,934.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a Rand SBIC financing. The SBA regulations limit the amount of fees that can be charged to a portfolio company, and the Corporation typically charges 1% to 3% to the portfolio companies. These fees are amortized ratably over the life of the instrument associated with the fees. Upon the prepayment of a loan or debt security, any unamortized closing fees are recorded as income. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.
The income associated with the amortization of financing fees was $2,083 for both the three months ended March 31, 2009 and 2008. The annualized financing fee income based on the existing portfolio will be approximately $4,600 for the remainder of 2009 and $2,700 in 2010.
The income associated with board attendance fees was $7,000 and $5,000 for the three months ended March 31, 2009 and 2008, respectively.
Operating Expenses
Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

	March 31, 2009	March 31, 2008	Increase	% Increase

Total Expenses	$409,448	$403,368	$6,080	1.5%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
The small increase in operating expenses during the three months ended March 31, 2009 can be attributed to the 18% or $10,931 increase in professional fees. Professional fees consist of legal, accounting and tax expenses. In order to comply with the SEC rules regarding the Corporation’s operating structure, the Corporation has incurred additional legal fees associated with the corporate reorganization of the SBIC subsidiary.
Net Realized Gains and Losses on Investments
There were no realized gains or losses during the three months ended March 31, 2009 or March 31, 2008.
Net Change in Unrealized Appreciation of Investments
The Corporation did not have any unrealized change in its investment value during the quarter ended March 31, 2009.

The Corporation recorded a net decrease in unrealized appreciation on investments of ($129,700) during the three months ended March 31, 2008. The decrease of ($129,700) in unrealized appreciation on investments is due to the following valuation changes made by the Corporation:

March 31, 2008
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$(111,000)
Bioworks	(28,000)
Photonic Products Group, Inc (Photonic)	9,300

Total change in net unrealized appreciation during the three months ended March 31, 2008	$(129,700)

The Corporation subsequently converted its debt instruments in Niagara Dispensing to equity. Therefore, it revalued its investment Niagara Dispensing as of March 31, 2008 based on the valuation of equity shares at conversion.
The Corporation’s investment in Bioworks was valued at zero during the three months ended March 31, 2008 based on an analysis of the liquidation preferences of senior securities in the portfolio company.
Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
All of these value adjustments resulted from a review by management using the guidance set forth by SFAS 157 and the Corporation’s established valuation policy.
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under Generally Accepted Accounting Practices (GAAP) for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2009, the net decrease in net assets from operations was ($21,239) as compared to a net decrease in net assets from operations of ($91,816) for the same three month period in 2008. The decrease for the quarter ending March 31, 2009 can be attributed to the net investment loss of ($21,239) which represents a ($31,189) loss from operations and a net income tax benefit of $9,950. The decrease for the period ending March 31, 2008 can be attributed to a decrease of ($129,700) in unrealized appreciation , a ($25,003) loss from operations and a net income tax benefit of $62,887.
Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of March 31, 2009 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $1,967,663.
The Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The Corporation has drawn down $8,100,000 of this leverage as of March 31, 2009. The remaining leverage commitment of $1,900,000 expired on September 30, 2008. In 2009, the Corporation intends to re-apply to the SBA for the remaining $1,900,000 in leverage.

Management expects that the cash and cash equivalents at March 31, 2009, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2009. The Corporation is also evaluating potential exits from portfolio companies and a sale of its common stock in order to increase the amount of liquidity available for new investments and operating activities. The potential sale of stock or portfolio assets is subject to inherent market risks and volatility, which may affect the ability of the Corporation to complete these sales and provide cash to the Corporation over the next twelve months.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the Board of Directors in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in Item 1 “Financial Statements and Supplementary Data” in the “Notes to Consolidated Schedule of Portfolio Investments” is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated Statements of Operations as “Net change in unrealized appreciation.”
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
As of March 31, 2009 the Corporation did not have any off-balance sheet investments or hedging investments.
Item 4T. Controls and Procedures
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
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our consolidated financial statements.
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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.
This quarterly report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
See Part I, Item 1A, “Risk Factors,” of the 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The Risk Factors from our 2008 report on Form 10-K remain applicable with the exception of the following additions:
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
(10.7)
Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 — incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

	(10.8)	By-laws of Rand Capital SBIC, Inc. — incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.
(10.9)
Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 — incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.10)
Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. — incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.*

	(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith
	(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith
	(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — furnished herewith
	(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, Inc. — furnished herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 12, 2009

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

Exhibit Index

Exhibit
No.	Description

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith
(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith
(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — furnished herewith
(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, Inc. — furnished herewith