Form 10-Q
period 2009-06-30
RAND CAPITAL CORP
filed 2009-08-05
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 4, 2009 there were 5,718,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Investments at fair value (identified cost: 6/30/09 - $14,688,768; 12/31/08 - $14,386,451)	$27,548,275	$28,126,282
Cash and cash equivalents	1,875,944	2,757,653
Interest receivable (net of allowance: 6/30/09- $159,062; 12/31/08 - $122,817)	1,175,593	1,013,888
Prepaid income taxes	85,521	—
Other assets	211,508	330,974

Total assets	$30,896,841	$32,228,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	2,964,000	3,490,000
Income taxes payable	—	98,723
Accounts payable and accrued expenses	279,337	292,731
Deferred revenue	5,195	20,377

Total liabilities	11,348,532	12,001,831

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 5,763,034	576,304	576,304
Capital in excess of par value	6,973,454	6,973,454
Accumulated net investment (loss)	(3,833,786)	(3,743,908)
Undistributed net realized gain on investments	7,704,205	7,735,477
Net unrealized appreciation on investments	8,175,338	8,732,845
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 6/30/09 - $3.42; 12/31/08 - $3.54)	19,548,309	20,226,966

Total liabilities and stockholders’ equity (net assets)	$30,896,841	$32,228,797

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Investment income:

Interest from portfolio companies	$152,007	$110,017	$287,523	$361,781
Interest from other investments	3,160	18,520	12,294	53,104
Dividend and other investment income	159,745	349,647	384,271	434,581
Other income	6,083	4,084	15,166	11,167

	320,995	482,268	699,254	860,633

Operating expenses:

Salaries	111,843	106,682	223,765	215,066
Employee benefits	29,919	27,081	66,095	70,711
Directors’ fees	44,000	44,250	54,500	56,000
Professional fees	67,798	59,347	139,019	119,637
Stockholders and office operating	51,491	37,200	85,896	61,708
Insurance	10,550	8,600	25,428	19,100
Corporate development	14,841	18,603	24,375	35,165
Other operating	2,276	2,460	4,729	4,438

	332,718	304,223	623,807	581,825
Interest on SBA obligations	125,065	125,765	243,424	251,531
Bad debt recovery	(10,977)	—	(10,977)	—

Total expenses	446,806	429,988	856,254	833,356

Investment (loss) gain before income taxes	(125,811)	52,280	(157,000)	27,277

Current income tax expense	34,012	385,511	136,062	521,624
Deferred income tax benefit	(91,183)	(357,853)	(203,183)	(510,666)

Net investment (loss) gain	(68,640)	24,622	(89,879)	16,319

Realized and unrealized gain (loss) on investments:
Net loss on sales and dispositions	(31,271)	—	(31,271)	—
Unrealized appreciation on investments:
Beginning of period	13,739,831	13,008,146	13,739,831	13,137,846
End of period	12,859,507	12,943,146	12,859,507	12,943,146

Change in unrealized appreciation before income taxes	(880,324)	(65,000)	(880,324)	(194,700)
Deferred income tax benefit	(322,817)	(23,147)	(322,817)	(69,334)

Net decrease in unrealized appreciation	(557,507)	(41,853)	(557,507)	(125,366)

Net realized and unrealized loss on investments	(588,778)	(41,853)	(588,778)	(125,366)

Net decrease in net assets from operations	$(657,418)	$(17,231)	$(678,657)	$(109,047)

Weighted average shares outstanding	5,718,934	5,718,934	5,718,934	5,718,934

Basic and diluted net decrease in net assets from operations per share	$(0.11)	$0.00	$(0.12)	$(0.02)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net decrease in net assets from operations	$(678,657)	$(109,047)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	17,891	16,392
Change in interest receivable allowance	36,245	—
Decrease in unrealized appreciation of investments	880,324	194,700
Deferred tax benefit	(526,000)	(580,000)
Net realized loss on portfolio investments	31,271	—
Payment in kind, interest accrued	(18,137)	—
Non-cash conversion of debenture interest	(24,212)	(41,783)
Changes in operating assets and liabilities:
Increase in interest receivable	(197,950)	(211,640)
Decrease in other assets	101,575	662,800
Increase in prepaid income taxes	(85,521)	—
Decrease in income taxes payable	(98,723)	(429,611)
Decrease in accounts payable and accrued expenses	(13,394)	(67,682)
Decrease in deferred revenue	(15,182)	(16,637)

Total adjustments	88,187	(473,461)

Net cash used in operating activities	(590,470)	(582,508)

Cash flows from investing activities:

Investments originated	(381,756)	(674,990)
Proceeds from sale of portfolio investments	57,479	—
Proceeds from loan repayments	33,038	587,715
Capital expenditures	—	(962)

Net cash used by investing activities	(291,239)	(88,237)

Net decrease in cash and cash equivalents	(881,709)	(670,745)

Cash and cash equivalents:
Beginning of period	2,757,653	4,396,595

End of period	$1,875,944	$3,725,850

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net assets at beginning of period	$20,205,727	$19,726,007	$20,226,966	$19,817,823

Net investment (loss) gain	(68,640)	24,622	(89,879)	16,319

Net realized loss on investments	(31,271)	—	(31,271)	—

Net change in unrealized appreciation on investments	(557,507)	(41,853)	(557,507)	(125,366)

Net decrease in net assets from operations	(657,418)	(17,231)	(678,657)	(109,047)

Net assets at end of period	$19,548,309	$19,708,776	$19,548,309	$19,708,776

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2009
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand
Non-Control/Non-Affiliate Investments: (k)

Adampluseve, Inc. (dba Adam) (g)	Warrants to purchase 1,715 Series A	7/14/06	2%	$68,000	$68,000	$.01
New York, NY. Luxury sports wear designer for men	preferred shares.
and women. (Fashion Design)
www.shopadam.com

GridApp Systems, Inc. (e)(g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	$660,000 term note at 4% simple interest, 8% deferred interest (PIK) due January 4, 2012. $6,667 convertible note at 4% due November 28, 2018.	11/25/08	3%	684,804	684,804	.12

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based inertial sensors used in consumer electronics, automation and healthcare sectors. (Manufacturing) www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	2,000,000	.35

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.02

Photonic Products Group,	30,500 shares common stock.	10/31/00	<1%	76,250	42,700	.01
Inc (OTC:PHPG.OB) (a)(i)
Northvale, NJ. Develops and manufactures products for laser photonics industry. (Manufacturing) www.inrad.com

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	2%	719,097	786,748	.14
Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.73

Subtotal Non-Control/Non-Affiliate Investments				$4,503,674	$7,850,253	$1.38

Affiliate Investments: (l)

APF Group, Inc. (e)(g) Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. (Manufacturing) www.apfgroup.com	$587,796 consolidated senior subordinated note at 8% due June 30, 2011. $13,514 senior subordinated note at 14% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$631,547	$150,000	$.03

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2009 (Continued)
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand
Affiliate Investments: (l) (Continued)

Associates Interactive, LLC (e)(g)	$247,813 promissory note at 9% due December	10/15/07	22%	293,518	0	.00
Buffalo, NY. Provider of training content and certifications used to train retail sales associates. (Education and Training) www.associatesinteractive.com	19, 2012. $43,518 secured note at 10% due December 19, 2012. Investor units totaling 22.55% of company.

Carolina Skiff LLC (e)(g)	$985,000 Class A preferred membership	1/30/04	5%	1,000,000	1,000,000	.17
Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest. (j) Interest receivable $700,536.

EmergingMed.com, Inc. (g)	$500,000 senior subordinated note at 10%	12/19/05	7%	500,000	500,000	.09
New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	due December 19, 2010. Warrants for 7.0% of common stock. (j) Interest receivable $176,667.

Golden Goal LLC (g)	191,811 Class C units at 4%. $38,237.98	12/10/07	6%	675,652	338,238	.06
Fort Ann, NY. Youth soccer and lacrosse tournament park. (Sports and Entertainment) www.goldengoalpark.com	convertible promissory notes at 13% due January 26, 2012.

Innov-X Systems, Inc. (g)	(e) $250,000 note at 11% due March 31, 2017.	9/27/04	9%	1,250,000	9,011,700	1.58
Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	2,642 Series A preferred stock. Warrants for 21,924 common shares. 8% cumulative dividend. (j) Interest receivable $204,855.

Niagara Dispensing Technologies, Inc.	202,081 Series B preferred stock.	3/8/06	14%	1,331,783	1,052,082	.18
Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations.
(Manufacturing)
www.exactpour.com
	(g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. (e) $50,000 promissory note at 12% due June 1, 2010.

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. (Distributor) www.ramsco.com	$300,000 promissory notes at 9% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.05

SOMS Technologies, LLC (g)	$250,000 secured convertible note at 10% due	12/2/08	—	250,000	250,000	.04
Valhalla, NY. Produces and markets	December 2, 2010.
the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.21

Subtotal Affiliate Investments				$7,170,664	$13,805,020	$2.41

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2009 (Continued)
(Unaudited)

		(b)
Company, Geographic Location, Business		Date	(c)		(d)	Per Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand
Control Investments (m)

Gemcor II, LLC (e)(g)(h)	$250,000 subordinated note at 8%	6/28/04	31%	$570,161	$5,770,161	$1.01
West Seneca, NY. Designs	due June 28, 2010 with warrant to
and sells automatic	purchase 6.25 membership units.
riveting machines used in	25 membership units.
the assembly of aircraft components. (Manufacturing) www.gemcor.com

G-TEC Natural Gas Systems	28.925% Class A membership	8/31/99	29%	400,000	100,000	.02
Buffalo, NY. Manufactures	interest. 8% cumulative dividend.
and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com

Subtotal Control Investments				$970,161	$5,870,161	$1.03

Other Investments	Various			2,044,269	22,841	.00

	Total portfolio investments			$14,688,768	$27,548,275	$4.82

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2009 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2009 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(d) The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the average of the closing prices for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. The Corporation has also adopted FAS No. 157 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value and designates the Corporation’s investment as generally “Level 3” assets due to their privately held restricted nature, their size and the nature of Rand’s securities held.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) Income Tax Information — As of June 30, 2009, the total cost of investment securities approximated $14.7 million. Net unrealized appreciation was approximately $12.9 million, which was comprised of $16.6 million of unrealized appreciation of investment securities and $3.7 million related to unrealized depreciation of investment securities.
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

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)
Note 1. ORGANIZATION
     Rand Capital Corporation (“Rand”) was incorporated under the laws of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Investment Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company was continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion will describe the operations of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).
     The Corporation is listed on the NASDAQ Capital Market under the symbol “Rand”.
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
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of its approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of June 30, 2009, Rand SBIC had drawn $8,100,000 in leverage from the SBA. On September 30, 2008, the remaining leverage commitment and $1,900,000 of approved leverage expired when the commitment was not used by the Corporation. The remaining unamortized prepaid leverage fee of $19,000 was expensed in 2008. The Corporation re-applied to the SBA for the remaining $1,900,000 in leverage in the second quarter of 2009 and is awaiting approval.
     SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and thereafter are pre-payable without penalty. The Corporation expects to use Rand SBIC as its primary investment vehicle.

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
     Rand operates Rand SBIC for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC’s operations are consolidated with those of Rand for both financial reporting and tax purposes.
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2009 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2008

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2009, September 30, 2008 and June 30, 2008

Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
     Original Issue Discount — Investments may create original issue discount or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the periods ending June 30, 2009 or 2008.
     Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $13,991 for the six months ended June 30, 2009 and 2008.
     Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the six months ended June 30, 2009 and 2008 amounted to $320,306 and $951,235, respectively. Interest paid during the six months ended June 30, 2009 and 2008 amounted to $234,200 and $235,494, respectively. During the six months ended June 30, 2009 and 2008, the Corporation converted $24,212 and $41,783, respectively, of interest receivable into equity investments.
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
     Stockholders’ Equity (Net Assets) — At June 30, 2009 and December 31, 2008, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 285,947 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 23, 2009. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for a total cost of $47,206. No additional shares have been repurchased since 2003.
     Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2009, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation
      In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. There were no contributions to, or payments made under, the Plan during the periods ended June 30, 2009 or June 30, 2008.
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
     There have been no changes in liabilities recorded for uncertain tax positions in the first six months of 2009 and the Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was no accrued interest or penalties recorded in the Consolidated Balance Sheet at December 31, 2008 and June 30, 2009.
     The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2008. The New York State Department of Revenue informed the Corporation that they are auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. All anticipated adjustments have been recorded as a FIN 48 liability at June 30, 2009.
     Concentration of Credit Risk — At June 30, 2009 Innov-X Systems, Inc.(Innovex), Gemcor II, LLC (Gemcor) and Synacor Inc. (Synacor) represent 33%, 21% and 15%, respectively, of the fair value of the Corporation’s investment portfolio.
     Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, interest and accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Company for loans similar to its long-term debt, the fair value approximates its carrying amount.
     Subsequent Events — The Corporation made one investment of $25,000 in one portfolio company after the quarter end. These financial statements have not been updated for subsequent events occurring after August 4, 2009.
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
     The following is a summary of the Corporation’s SFAS No. 157 findings.
Assets Measured at Fair Value on a Recurring Basis

Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$27,548,275	$42,700	$0	$27,505,575

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Venture Capital Investments
Beginning Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations		—

Unrealized gains or losses included in net change in net assets from operations		—
Associates Interactive, LLC (Associates)	$(293,518)
APF Group, Inc. (APF)	$(174,213)
Adampluseve, Inc. (Adampluseve)	$(65,341)
Golden Goal LLC (Golden Goal)	$(100,000)
G-TEC Natural Gas Systems (G-Tec)	$(98,000)

		Fair Value Measurements Using Significant
		Unobservable Inputs (Level 3)
		Venture Capital Investments
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$(168,702)	$(899,774)

Purchases of Securities
Associates	$43,518
APF	$24,212
Golden Goal	$38,238
GridApp Systems Inc. (GridApp)	$18,137
Innov-X Systems, Inc. (Innovex)	$250,000
Niagara Dispensing	$50,000	$424,105

Repayments of Securities
Gemcor II, LLC (Gemcor)	$(33,038)	$(33,038)
Transfers in or out of Level 3		—

Ending Balance, June 30, 2009, of Level 3 Assets		$27,505,575

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date		$(899,774)

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$0

Change in unrealized gains or losses relating to assets still held at reporting date		$(899,774)

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
     Any changes in estimated fair value are recorded in our statement of operations as “Net increase or decrease in unrealized appreciation.”
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
     Certain investment agreements require the portfolio companies to meet financial and non-financial covenants. At June 30, 2009 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the carrying value of the investment and may waive such defaults in certain circumstances.

Note 4. FINANCIAL HIGHLIGHTS
     The following schedule provides the financial highlights for the six months ended June 30, 2009 and December 31, 2008:

	Six months
	ended June 30,	Year ended
	2009	December 31,
	(Unaudited)	2008

Income from investment operations (1):
Investment income	$0.12	$0.31
Expenses	0.15	0.30

Investment (loss) before income taxes	(0.03)	0.01
Income tax expense (benefit)	0.01	(0.01)

Net investment (loss)	(0.02)	0.02
Net realized and unrealized (loss) gain on investments	(0.10)	0.05

(Decrease) in net asset value	(0.12)	0.07

Net asset value, beginning of period	3.54	3.47

Net asset value, end of period	$3.42	$3.54

Per share market price, end of period	$3.51	$3.50

Total return based on market value	0.29%	(2.78)%
Total return based on net asset value	(3.36)%	2.10%
Supplemental data:
Ratio of expenses before income taxes to average net assets	4.31%	8.60%
Ratio of expenses including taxes to average net assets	3.97%	9.10%
Ratio of net investment (loss) gain to average net assets	(0.45)%	0.68%
Portfolio turnover	1.37%	6.00%
Net assets, end of period	$19,548,309	$20,226,966
Weighted average shares outstanding, end of period	5,718,934	5,718,934

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
Business Developments
     The financial markets have experienced extreme volatility since late 2007 due to uncertainty and disruption in large segments of the credit markets. Throughout 2008 and the first six months of 2009, the financial markets remained unstable causing significant distress on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt market. This lack of liquidity may continue to have far-reaching negative consequences across many industries.
     These and other economic factors may impact the operations and future financial performance of the Corporation in the following ways:

•	The ability of the Corporation’s portfolio companies to obtain necessary credit financing for their operations may be impaired.

•	The Corporation’s portfolio companies may experience greater difficulty in obtaining equity financing to continue to fund their operations.

•	The slowdown in capital goods spending may impact the goods and services that the portfolio companies sell.

•	The Corporation may find it more difficult to exit its investments as access to public markets and the merger and acquisition industry become impaired.

•	The Corporation’s diversified portfolio of investments may experience unexpected growth despite these market uncertainties based on their own capitalization, industry niche, and current market acceptance for their products/services.

•	The Corporation’s SBA leverage commitment expired September 30, 2008, and the SBA’s interest in approving Rand SBIC’s $1.9 million in undrawn leverage may be adversely affected by the status of the financial markets.
     While the effect of these market uncertainties on the Corporation’s portfolio cannot be determined, many of the Corporation’s portfolio companies have developed action plans necessary to help align their resources (staffing, operating expenses and remaining capital) with their business needs to create more competitive companies and increase their chances of future success.
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

Financial Condition
Overview:

	6/30/09	12/31/08	Decrease	% Decrease
Total assets	$30,896,841	$32,228,797	$(1,331,956)	(4.1%)
Total liabilities	11,348,532	12,001,831	(653,299)	(5.4%)

Net assets	$19,548,309	$20,226,966	$(678,657)	(3.4%)

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

				%
			Increase	Increase
	6/30/09	12/31/08	(Decrease)	(Decrease)
Investments, at cost	$14,688,768	$14,386,451	$302,317	2.1%
Unrealized appreciation, net	12,859,507	13,739,831	(880,324)	(6.4%)

Investments at fair value	$27,548,275	$28,126,282	$(578,007)	(2.1%)

     The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Innov-X Systems, Inc. (Innovex)	$250,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	50,000
Associates Interactive, LLC (Associates Interactive)	43,518
Golden Goal, LLC (Golden Goal)	38,238

Total of new investments made during the six months ended June 30, 2009	$381,756

Changes to Investments:
APF Group, Inc (APF) interest conversion	$24,212
GridApp Systems, Inc. (GridApp)	18,137

Total of changes to investments made during the six months ended June 30, 2009	$42,349

Sales/Investment Repayments:
Photonic Products Group, Inc. (Photonics)	$(88,750)
Gemcor II, LLC (Gemcor)	(33,038)

Total of sales and investment repayments during the six months ended June 30, 2009	$(121,788)

Total change in investment balance, at cost, during the six months ended June 30, 2009	$302,317

     Net asset value (NAV) per share was $3.42/share at June 30, 2009 versus $3.54/share at December 31, 2008.
     The Corporation’s total investments at fair value, whose fair value have been estimated by the Board of Directors, approximated 141% and 139% of net assets at June 30, 2009 and December 31, 2008, respectively.
     Cash and cash equivalents approximated 10% of net assets at June 30, 2009 compared to 14% at December 31, 2008.

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
Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

			Increase	% Increase
	June 30, 2009	June 30, 2008	(Decrease)	(Decrease)

Interest from portfolio companies	$287,523	$361,781	$(74,258)	(20.5)%
Interest from other investments	12,294	53,104	(40,810)	(76.8%)
Dividend and other investment income	384,271	434,581	(50,310)	(11.6%)
Other income	15,166	11,167	3,999	35.8%

Total investment income	$699,254	$860,633	$(161,379)	(18.8%)

Interest from portfolio companies — The portfolio interest income decrease is a result of several factors. Two portfolio companies (Contract Staffing, Inc. and New Monarch Machine Tool, Inc.) repaid their debt instruments during 2008 and one portfolio company (Niagara Dispensing) converted its debenture instrument into equity during 2008. In addition, non- recurring interest of $43,067 was recognized on the outstanding Innovex escrow balance during the six months ended June 30, 2008. The Innovex escrow of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

			Year that
	Interest	Investment	Interest
Company	Rate	Cost	Accrual Ceased

Associates Interactive, LLC (Associates)	9% and 10%	$293,518	2009
G-Tec Natural Gas Systems	8%	$400,000	2004
Rocket Broadband Networks, Inc.	11.25%	35,000	2008
UStec, Inc.	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005
Interest from other investments — The decrease in interest from other investments is primarily due to lower cash balances and a decrease in interest rates. The cash balance at June 30, 2009 and 2008 was $1,875,944 and $3,725,850, respectively.
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
     Dividend income for the six months ended June 30, 2009 consisted of distributions from Gemcor for $366,526 and from Somerset Gas Transmission Company, LLC (Somerset) for $17,745. Dividend income for the six months ended June 30, 2008 consisted of distributions from Gemcor for $420,954 and Carolina Skiff LLC (Carolina Skiff) for $13,627.
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
     The income associated with the amortization of financing fees was $4,167 for both the six months ended June 30, 2009 and 2008. The annualized financing fee income based on the existing portfolio will be approximately $2,600 for the remainder of 2009 and $2,600 in 2010.
     The income associated with board attendance fees was $11,000 and $7,000 for the six months ended June 30, 2009 and 2008, respectively.
Operating Expenses
Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

	June 30, 2009	June 30, 2008	Increase	% Increase
Total Expenses	$856,254	$833,356	$22,898	2.7%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The minor increase in operating expenses during the six months ended June 30, 2009 can be attributed to the 39% or $24,188 increase in stockholder expenses and the 16% or $19,382 increase in professional fees. Stockholder expense increased due to the additional expenses associated with preparing for the private placement of additional shares of the Corporation’s common stock. Professional fees consist of legal, accounting and tax expenses. In order to comply with the SEC rules regarding the Corporation’s operating structure, the Corporation has incurred additional legal fees in the current fiscal year associated with the corporate reorganization of the SBIC subsidiary. These increases were offset by a recovery of $10,977 a previously written off UStec Inc. (UStec) escrow receivable and a 31% decrease or $10,790 in corporate development expenses.
Net Realized Gains and Losses on Investments
     During the six months ended June 30, 2009, the Corporation recognized a net realized loss of ($31,271) on the sale of 35,500 shares of Photonic stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.
     There were no realized gains or losses during the six months ended June 30, 2008.

Net Change in Unrealized Appreciation of Investments
     The Corporation recorded a net decrease in unrealized appreciation on investments before income taxes of ($880,324) during the six months ended June 30, 2009, and a decrease of ($194,700) for the six months ended June 30, 2008.
     The decrease in unrealized appreciation of ($880,324) for the six months ended June 30, 2009 is comprised of the following items:

June 30, 2009
Photonic	$19,450
Associates Interactive	(293,518)
APF Group, Inc. (APF)	(174,213)
Niagara Dispensing	(168,702)
Golden Goal LLC (Golden Goal)	(100,000)
G-TEC Natural Gas Systems (G-Tec)	(98,000)
Adampluseve, Inc. (Adampluseve)	(65,341)

Total change in net unrealized appreciation during the six months ended June 30, 2009	$(880,324)

     The Corporation sold 35,500 shares of Photonic stock during the second quarter of 2009.
     The Associates Interactive investment was written down to zero based on the deteriorating financial condition of the business caused by the overall downturn in the consumer electronics industry and retailers’ hesitancy to invest in this market segment. The portfolio company had little cash flow and has failed to acquire any substantial customers.
     The Adampluseve, APF, Golden Goal and G-Tec investments were revalued during the six months ended June 30, 2009 after a review by the Corporation’s management which identified that the business of each of these portfolio companies had deteriorated since the time of the original funding. The portfolio companies remain in operation and are developing new business strategies.
     The Corporation’s investment in Niagara Dispensing was written down by $168,702 during the second quarter of June 30, 2009 based on a financial analysis of the current investment offering expected to close in the third quarter of 2009.
     The decrease of ($194,700) in unrealized appreciation on investments for the six months ended June 30, 2008 is due to the following valuation changes made by the Corporation:

June 30, 2008
Niagara Dispensing	$(111,000)
Photonic	(55,700)
Bioworks	(28,000)

Total change in net unrealized appreciation during the six months ended June 30, 2008	$(194,700)

     The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008 and revalued its investment in Niagara Dispensing based on the valuation of equity shares at conversion.
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
Net Decrease in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2009, the net decrease in net assets from operations was ($678,657) as compared to a net decrease in net assets from operations of ($109,047) for the same six month period in 2008. The decrease for the six months ending June 30, 2009 can be attributed to the net investment loss of ($89,879), the realized loss of ($31,271) and the unrealized loss of ($880,324). The net investment loss is comprised of a ($157,000) loss from operations and a net income tax benefit of $67,121. The decrease for the six months ended June 30, 2008 can be attributed to a decrease of ($125,366) in unrealized appreciation, net of tax, which is offset by a $16,319 net investment gain from operations.
Liquidity and Capital Resources
     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
     As of June 30, 2009 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $1,875,944.
     The Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The Corporation drew down $8,100,000 of this leverage prior to September 30, 2008, at which time the remaining leverage commitment of $1,900,000 expired. In 2009, the Corporation re-applied to the SBA for the remaining $1,900,000 in leverage and is awaiting approval.
     At the annual meeting of the Corporation held on April 30, 2009 the shareholders of the Corporation approved the sale of the Corporation’s common shares. The Corporation’s Board of Directors established the pricing of this private offering at $3.42 per share at its July 2009 Board meeting and authorized the Corporation to sell up to 1,100,000 shares. The securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The common stock sale is expected to close in the third quarter of 2009.
     Management expects that the cash and cash equivalents at June 30, 2009, coupled with the scheduled interest and dividend payments on its portfolio investments, and the anticipated sale of its common shares will be sufficient to meet the Corporation’s cash needs throughout 2009. The Corporation is also evaluating potential exits from portfolio companies in order to increase the amount of liquidity available for new investments and operating activities. The potential sale of stock or portfolio assets is subject to inherent market risks and volatility, which may affect the ability of the Corporation to complete these sales and provide cash to the Corporation over the next twelve months.

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
     As of June 30, 2009 the Corporation did not have any off-balance sheet investments or hedging investments.
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
     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     See Part I, Item 1A, “Risk Factors,” of the 2008 Annual Report on Form 10-K for the year ended December 31, 2008. The Risk Factors from our 2008 report on Form 10-K remains applicable with the exception of the following additions:
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
          None
Item 3. Defaults upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders of Rand Capital Corporation, Buffalo, New York, on the 30th day of April, 2009, the following represents the results of balloting:
1. ELECTION OF DIRECTORS: The following nominees received the number of votes set opposite their respective names:

	VOTES FOR	VOTES WITHHELD
Allen F. Grum	4,824,616	21,584
Erland E. Kailbourne	4,796,781	49,419
Ross B. Kenzie	4,804,071	42,129
Willis S. McLeese	4,822,603	23,597
Reginald B. Newman II	4,824,616	21,584
Jayne K. Rand	4,789,906	56,294
Robert M. Zak	4,806,620	39,580
2.	VOTE ON SALE OF COMMON STOCK UNDER CERTAIN CONDITIONS DURING ONE YEAR PERIOD AT PRICES BELOW THE THEN CURRENT NET ASSET VALUE PER SHARE.
a.	Approval by vote of majority of total outstanding shares:

Total Shares		Votes Against
Outstanding	Votes For	or Abstained	% Approved
5,718,934	3,339,036	212,732	58.4%
b.	Approval by vote of majority, of outstanding non-affiliated shares:

Affiliated shares not counted: McLeese, Grum, Rand, Kenzie, Kailbourne, Penberthy = 1,572,241

Total Non-	Non-Affiliate	Total Non-Affiliate Votes
Affiliated Shares	Votes For	Against or Abstained	% Approved
4,146,693	2,319,208	112,732	55.9%
Item 5. Other Information
          None

Item 6. Exhibits
(a)	Exhibits

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
Dated: August 5, 2009

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer