Form 10-Q
period 2009-09-30
RAND CAPITAL CORP
filed 2009-11-06
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 4, 2009 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of September 30, 2009 and December 31, 2008

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Investments at fair value (identified cost: 9/30/09 — $15,020,461; 12/31/08 — $14,386,451)	$29,072,368	$28,126,282
Cash and cash equivalents	4,320,826	2,757,653
Interest receivable (net of allowance: 9/30/09 — $209,089; 12/31/08 — $122,817)	1,206,546	1,013,888
Prepaid income taxes	174,331	—
Other assets	186,017	330,974

Total assets	$34,960,088	$32,228,797

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,100,000	$8,100,000
Deferred tax liability	3,168,000	3,490,000
Income taxes payable	—	98,723
Accounts payable and accrued expenses	370,798	292,731
Deferred revenue	3,945	20,377

Total liabilities	11,642,743	12,001,831

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued (9/30/09, 6,863,034; 12/31/08 — 5,763,034)	686,304	576,304
Capital in excess of par value	10,599,096	6,973,454
Accumulated net investment (loss)	(3,860,471)	(3,743,908)
Undistributed net realized gain on investments	6,999,175	7,735,477
Net unrealized appreciation on investments	8,940,447	8,732,845
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 9/30/09 — $3.42; 12/31/08 — $3.54)	23,317,345	20,226,966

Total liabilities and stockholders’ equity (net assets)	$34,960,088	$32,228,797

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Investment income:
Interest from portfolio companies	$123,912	$128,182	$411,435	$489,963
Interest from other investments	2,633	19,900	14,927	73,004
Dividend and other investment income	166,820	272,877	551,091	707,458
Other income	5,250	3,084	20,416	14,251

	298,615	424,043	997,869	1,284,676

Operating expenses:
Salaries	311,500	106,312	535,265	321,378
Employee benefits	29,408	23,221	95,503	93,932
Directors’ fees	10,750	9,750	65,250	65,750
Professional fees	47,452	19,080	186,471	138,717
Stockholders and office operating	24,952	29,340	110,848	91,048
Insurance	14,491	12,400	39,919	31,500
Corporate development	13,270	12,548	37,645	47,713
Other operating	2,904	1,826	7,633	6,264

	454,727	214,477	1,078,534	796,302
Interest on SBA obligations	127,007	144,766	370,431	396,297
Bad debt expense	50,844	—	39,867	—

Total expenses	632,578	359,243	1,488,832	1,192,599

Investment (loss) gain before income taxes	(333,963)	64,800	(490,963)	92,077

Current income tax benefit (expense)	83,987	(87,183)	(52,075)	(608,807)
Deferred income tax benefit	223,291	106,710	426,474	617,376

Net investment (loss) gain	(26,685)	84,327	(116,564)	100,646

Realized and unrealized gain (loss) on investments:
Net loss on sales and dispositions	(705,030)	—	(736,301)	—
Unrealized appreciation on investments:
Beginning of period	12,859,507	12,943,146	13,739,831	13,137,846
End of period	14,051,907	12,145,146	14,051,907	12,145,146

Change in unrealized appreciation before income taxes	1,192,400	(798,000)	312,076	(992,700)
Deferred income tax (expense) benefit	(427,291)	376,290	(104,474)	445,624

Net increase (decrease) in unrealized appreciation	765,109	(421,710)	207,602	(547,076)

Net realized and unrealized gain (loss) on investments	60,079	(421,710)	(528,699)	(547,076)

Net increase (decrease) in net assets from operations	$33,394	($337,383)	($645,263)	($446,430)

Weighted average shares outstanding	6,018,406	5,718,934	6,026,555	5,718,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.01	($0.06)	($0.11)	($0.08)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net decrease in net assets from operations	$(645,263)	$(446,430)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	26,736	43,587
Change in interest receivable allowance	86,272	—
(Increase) decrease in unrealized appreciation of investments	(312,076)	992,700
Deferred tax benefit	(322,000)	(1,063,000)
Net realized loss on portfolio investments	736,301	—
Payment in kind, interest accrued	(31,850)	—
Non-cash conversion of debenture interest	(25,657)	(70,717)
Changes in operating assets and liabilities:
Increase in interest receivable	(278,930)	(277,391)
Decrease in other assets	118,222	683,028
Increase in prepaid income taxes	(174,331)	—
Decrease in income taxes payable	(98,723)	(464,986)
Increase (decrease) in accounts payable and accrued expenses	78,066	(188,387)
Decrease in deferred revenue	(16,432)	(24,956)

Total adjustments	(214,402)	(370,122)

Net cash used in operating activities	(859,665)	(816,552)

Cash flows from investing activities:
Investments originated	(1,430,309)	(689,990)
Proceeds from sale of portfolio investments	67,448	—
Proceeds from loan repayments	50,057	697,433
Capital expenditures	—	(1,866)

Net cash (used) provided by investing activities	(1,312,804)	5,577

Cash flows from financing activities:
Issuance of common stock	3,735,642	—

Net cash provided by financing activities	3,735,642	—

Net increase (decrease) in cash and cash equivalents	1,563,173	(810,975)

Cash and cash equivalents:

Beginning of period	2,757,653	4,396,595

End of period	$4,320,826	$3,585,620

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net assets at beginning of period	$19,548,309	$19,708,776	$20,226,966	$19,817,823

Net investment (loss) gain	(26,685)	84,327	(116,564)	100,646

Net realized loss on investments	(705,030)	—	(736,301)	—

Net change in unrealized appreciation on investments	765,109	(421,710)	207,602	(547,076)

Net increase (decrease) in net assets from operations	33,394	(337,383)	(645,263)	(446,430)

Issuance of common stock	3,735,642	—	3,735,642	-

Net assets at end of period	$23,317,345	$19,371,393	$23,317,345	$19,371,393

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2009
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)
GridApp Systems, Inc. (e)(g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	$660,000 term note at 4% simple interest, 8% deferred interest (PIK) due January 4, 2012. $6,667 convertible note at 4% due November 28, 2018. $297,000 term note at 4% interest, 8% deferred interest (PIK) due January 4, 2012. $3,000 convertible note at 4% due September 25, 2019.	11/25/08	4.6%	$998,517	$998,517	$.15

Kionix, Inc. Ithaca, NY. Develops innovative MEMS based inertial sensors used in consumer electronics, automation and healthcare sectors. (Manufacturing) www.kionix.com	30,241 shares Series B preferred stock. 696,296 shares Series C preferred stock. (g) 2,862,091 shares Series A preferred stock. 714,285 shares Series B preferred stock.	5/17/02	2%	1,506,044	5,637,000	.83

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.01

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$4,673,137	$11,690,266	$1.72

Affiliate Investments: (l)

APF Group, Inc. (e)(g) Yonkers, NY. Manufacturer of museum quality picture frames and framed mirrors for museums, art galleries, retail frame shops, upscale designers and prominent collectors. (Manufacturing) www.apfgroup.com	$587,786 consolidated senior subordinated notes at 8% due June 30, 2011. $13,514 senior subordinated note at 14% due June 30, 2011. Warrants to purchase 10.2941 shares of common stock.	7/8/04	6%	$631,547	$0	$.00

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. 5% common membership interest. (j) Interest receivable $732,330.	1/30/04	5%	1,000,000	1,000,000	.15

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 7.0% of common stock. (j) Interest receivable $189,167.	12/19/05	7%	500,000	500,000	.07

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2009 (Continued)
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Affiliate Investments: (l) (Continued)

Golden Goal LLC (g) Fort Ann, NY. Youth soccer and lacrosse tournament park. (Sports and Entertainment) www.goldengoalpark.com	191,811 Class C units at 4%. $38,237.98 convertible promissory notes at 13% due January 2012.	12/10/07	6%	675,652	38,238	.01

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	(e) $250,000 note at 11% due March 31, 2017. 2,642 Series A preferred stock. Warrants for 21,924 common shares. 8% cumulative dividend. (j) Interest receivable $224,411.	9/27/04	9%	1,250,000	6,300,000	.92

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$500,000 subordinated promissory note at 5% due December 31, 2013. 6% deferred interest (PIK). 5% class A common membership interest.	9/25/09	5%	500,000	500,000	.07

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.niagaradispensing.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. (e) $300,000 promissory note at 6%, 8% deferred interest (PIK) due July 30, 2011. Warrants for 190,561 class A common stock.	3/8/06	14%	1,581,783	1,302,082	.19

RAMSCO (e)(g) Albany, NY. Distributor of water, sanitary, storm sewer and specialty construction materials to the contractor, highway and municipal construction markets. (Distributor) www.ramsco.com	$300,000 promissory notes at 10% due October 20, 2010. Warrants for 5.99% of common stock.	11/19/02	6%	300,000	300,000	.04

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	$250,000 secured convertible note at 10% due December 2, 2010.	12/2/08	—	250,000	250,000	.04

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$7,627,146	$11,393,320	$1.67

Control Investments (m)

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. 25 membership units.	6/28/04	31%	$553,141	$5,753,141	$.84

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	100,000	.01

Subtotal Control Investments				$953,141	$5,853,141	$0.85

Other Investments (a)(i)	Various			$1,767,037	$135,641	$.02

	Total portfolio investments			$15,020,461	$29,072,368	$4.26

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2009 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2009 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies.
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
(f) Income Tax Information — As of September 30, 2009, the total cost of investment securities approximated $15.0 million. Net unrealized appreciation was approximately $14.1 million, which was comprised of $17.5 million of unrealized appreciation of investment securities and $3.4 million related to unrealized depreciation of investment securities.
(g) Rand Capital SBIC, Inc. investment.
(h) Reduction in cost and value from previously reported balances reflects current principal repayment.
(i) Included in this line item is a publicly owned company (30,500 shares OTC: PHPG.OB).
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

Rand Capital Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2009 and 2008
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
     The Corporation paid $100,000 to the SBA to reserve $10,000,000 of approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of September 30, 2009, Rand SBIC had drawn $8,100,000 in leverage from the SBA. On September 30, 2008, the remaining leverage commitment and $1,900,000 of approved leverage expired when the commitment was not used by the Corporation. The remaining unamortized prepaid leverage fee of $19,000 was expensed in 2008. The Corporation re-applied to the SBA for the remaining $1,900,000 in leverage in the second quarter of 2009 and received approval of its application on October 26, 2009.
     SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and thereafter without penalty. The Corporation expects to use Rand SBIC as its primary investment vehicle.
     On May 28, 2002, Rand and the predecessor SBIC subsidiary filed an Exemption Application with the Security and Exchange Commission (SEC) seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extended discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.
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
     Under the rules and interpretations of the SEC applicable to BDCs (which the subsidiary SBIC intended to become), if a BDC is structured in limited partnership form, then it must have general partners who serve as a board of directors, or a general partner with very limited authority and a separate board of directors, all must be natural persons, and a majority of the directors must not be “interested persons” of the BDC. Since the managers of the limited liability company general partner of the SBIC subsidiary were the principal executive officers of Rand, and since both the limited liability company general partner and the subsidiary SBIC were wholly-owned by Rand, Rand believed that the board of directors of Rand was the functional equivalent of a board of directors for both the general partner limited liability company and for the SBIC limited partnership. Nevertheless, the staff of the Division of Investment Management of the SEC maintained the view that if the limited partnership subsidiary was to be operated as a limited partnership BDC in compliance with the 1940 Act, then the organizational documents of the limited partnership would have to specifically provide that it would have a board of directors consisting of natural persons, a majority of whom would not be “interested persons.”
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
     The SEC has recently granted exemptions in response to other companies’ applications that reflected similar issues and factual circumstances, and Rand believes that it will receive the exemptions it has requested for the operation of Rand SBIC as a BDC subsidiary of Rand.

     Rand operates Rand SBIC for the same investment purposes, and with investments in similar kinds of securities, as Rand. Rand SBIC’s operations are consolidated with those of Rand for both financial reporting and tax purposes.
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2009 are not necessarily indicative of the results for the full year.
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

N-30-B2/ARS	Quarterly & Annual Reports to Shareholders
N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2008
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2009, March 31, 2009 and September 30, 2008
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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

     Original Issue Discount — Investments may create original issue discount or OID income when the Corporation purchases a warrant and a note from a portfolio company simultaneously. The transaction requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID, which is accreted into interest income over the life of the loan. The Corporation had no OID for the periods ending September 30, 2009 or 2008.
     Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $20,987 and $39,987 for the nine months ended September 30, 2009 and 2008, respectively.
     Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
     Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the nine months ended September 30, 2009 and 2008 amounted to $325,129 and $1,073,793, respectively. Interest paid during the nine months ended September 30, 2009 and 2008 amounted to $472,281 and $473,575, respectively. During the nine months ended September 30, 2009 and 2008, the Corporation converted $25,657 and $70,717, respectively, of interest receivable into equity investments.
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
     Stockholders’ Equity (Net Assets) — At September 30, 2009 and December 31, 2008, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
     The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 22, 2010. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
     Profit Sharing and Stock Option Plan - In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2009, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
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

The Corporation has accrued $200,000 in estimated contributions to, or payments made under the Plan, during the nine months ending September 30, 2009. There were not contributions to, or payments made under the Plan, for the period ending September 30, 2008.
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
     Changes in liabilities recorded for uncertain tax positions amounted to a $64,000 increase for the nine months ending September 30, 2009. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.
     It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There was no material accrued interest or penalties recorded in the Consolidated Balance Sheet at December 31, 2008 and September 30, 2009.
     The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2008. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2008. The New York State Department of Revenue informed the Corporation that they are auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. All anticipated adjustments have been recorded as a FIN 48 liability at September 30, 2009.
     Concentration of Credit Risk — At September 30, 2009 Innov-X Systems, Inc.(Innovex), Gemcor II, LLC (Gemcor), Kionix Inc. (Kionix) and Synacor, Inc. (Synacor) represent 22%, 20%, 19% and 14%, respectively, of the fair value of the Corporation’s investment portfolio.
     Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, interest and accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to their short maturity. Based on variable interest rates and the borrowing rates currently available to the Corporation for loans similar to its long-term debt, the fair value approximates its carrying amount.
     Subsequent Events — The Corporation received approval from the SBA on October 26, 2009 for $1,900,000 in debenture leverage. In addition, the Corporation received $5,000 in October 2009 from an existing portfolio company to provide $500,000 in additional financing to be completed in the fourth quarter of 2009.

Note 3. INVESTMENTS
     Investments are valued at fair value in accordance with the Corporation’s established valuation policy as determined in good faith by the management of the Corporation, and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for investments. The Corporation analyzes and values each investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.
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
SFAS No. 157 classifies the inputs used to measure these fair values into the following hierarchy:
Level 1: Quoted prices in active markets for identical assets or liabilities
Level 2: Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or other observable inputs other than quoted prices.
Level 3: Unobservable and significant inputs to determining the fair value
          Most of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.
          The following is a summary of the Corporation’s SFAS No. 157 findings.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$29,072,368	$44,800	$0	$29,027,568

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

Beginning Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations
Rocket Broadband		($705,030)

Unrealized gains or losses included in net change in net assets from operations		—
Associates Interactive, LLC (Associates)	($293,518)
APF Group, Inc. (APF)	($324,213)
Adampluseve, Inc. (Adampluseve)	($65,341)
Golden Goal LLC (Golden Goal)	($400,000)
G-TEC Natural Gas Systems (G-Tec)	($98,000)
Innov-X Systems, Inc. (Innovex)	($2,711,700)
Kionix, Inc. (Kionix)	$3,637,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	($168,702)
Rocket Broadband realized loss	$715,000	$290,526

Purchases of Securities
Associates	$43,518
APF	$24,212
Golden Goal	$38,238
GridApp Systems Inc. (GridApp)	$331,850
Innovex	$250,000
Microcision LLC (Microcision)	$500,000
Niagara Dispensing	$300,000	$1,487,818

Repayments of Securities
Gemcor II, LLC (Gemcor)	($50,058)
Rocket Broadband	($9,970)	($60,028)

Transfers in or out of Level 3		—

Ending Balance, September 30, 2009, of Level 3 Assets		$29,027,568

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		$290,526

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:
Net Gain (Loss) on Sales and Dispositions		($705,030)

Change in unrealized gains or losses relating to assets still held at reporting date		($414,504)

     In the valuation process the Corporation uses financial information received from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company, and other financial and non-financial business information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio investments. The valuation may be reduced if a company’s performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.
     Another key factor used in valuing equity investments is recent arms-length equity transactions with unrelated new investors entered into by the portfolio company. Many times the terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the discrepancy in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.
     Any changes in estimated fair value are recorded in the Statements of Operations as “Net increase (decrease) in unrealized appreciation.”
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
     Certain investment agreements require the portfolio companies to meet financial and non-financial covenants. At September 30, 2009 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance, has considered this in determining the carrying value of the investment and may waive such defaults in certain circumstances.
Note 4. FINANCIAL HIGHLIGHTS
     The following schedule provides the financial highlights for the nine months ended September 30, 2009 and December 31, 2008:

	Nine months ended
	September 30,	Year ended
	2009	December 31,
	(Unaudited)	2008

Income from investment operations (1):
Investment income	$0.17	$0.31
Expenses	0.26	0.30

Investment (loss) income before income taxes	(0.09)	0.01
Income tax benefit	0.06	0.01

Net investment (loss) income	(0.03)	0.02
Net realized and unrealized (loss) gain on investments	(0.09)	0.05

(Decrease) increase in net asset value	(0.12)	0.07
Net asset value, beginning of period	3.54	3.47

Net asset value, end of period	$3.42	$3.54

Per share market price, end of period	$3.95	$3.50

Total return based on market value	12.86%	(2.78)%
Total return based on net asset value	(3.19)%	2.10%
Supplemental data:
Ratio of expenses before income taxes to average net assets	6.84%	8.60%
Ratio of expenses including taxes to average net assets	5.12%	9.10%
Ratio of net investment (loss) gain to average net assets	(0.54)%	0.68%
Portfolio turnover	5.20%	6.00%
Net assets, end of period	$23,317,345	$20,226,966
Weighted average shares outstanding, end of period	6,026,555	5,718,934

(1)	Per share data are based on weighted average shares outstanding and the results are rounded The Corporation’s quarterly results could fluctuate as a result of a number of factors, therefore results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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
Business Developments
     The financial markets have experienced extreme volatility since late 2007 due to uncertainty and disruption in large segments of the credit markets. Throughout 2008 and the first nine months of 2009, the financial markets remained unstable causing significant distress on the functioning of the markets and unprecedented strain on the availability of liquidity in the short-term debt market. This lack of liquidity may continue to have far-reaching negative consequences across many industries.

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

Financial Condition
Overview:

			Increase	% Increase
	9/30/09	12/31/08	(Decrease)	(Decrease)
Total assets	$34,960,088	$32,228,797	$2,731,291	8.5%
Total liabilities	11,642,743	12,001,831	(359,088)	(3.0%)

Net assets	$23,317,345	$20,226,966	$3,090,379	15.3%

     The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	9/30/09	12/31/08	Increase	% Increase
Investments, at cost	$15,020,461	$14,386,451	$634,010	4.4%
Unrealized appreciation, net	14,051,907	13,739,831	312,076	2.3%

Investments at fair value	$29,072,368	$28,126,282	$946,086	3.4%

     The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Microcision LLC (Microcision)	$500,000
GridApp Systems, Inc. (GridApp)	300,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	298,554
Innov-X Systems, Inc. (Innovex)	250,000
Associates Interactive, LLC (Associates Interactive)	43,518
Golden Goal, LLC (Golden Goal)	38,238

Total of new investments made during the nine months ended September 30, 2009	$1,430,310

Changes to Investments:
GridApp capitalized interest	$31,850
APF Group, Inc (APF) interest conversion	24,212
Niagara Dispensing capitalized interest	1,445

Total of changes to investments made during the nine months ended September 30, 2009	$57,507

Sales/Investment Repayments:
Rocket Broadband	($715,000)
Photonic Products Group, Inc. (Photonics)	(88,750)
Gemcor II, LLC (Gemcor)	(50, 057)

Total of sales and investment repayments during the nine months ended September 30, 2009	($853,807)

Total change in investment balance, at cost, during the nine months ended September 30, 2009	$634,010

     Net asset value (NAV) was $3.42/share at September 30, 2009 versus $3.54/share at December 31, 2008.

     The Corporation’s total investments at fair value, whose fair value have been determined in good faith by management, and submitted to the Board of Directors for approval, approximated 125% and 139% of net assets at September 30, 2009 and December 31, 2008, respectively.
     Cash and cash equivalents approximated 19% of net assets at September 30, 2009 compared to 14% at December 31, 2008.
Results of Operations
Investment Income
     The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The investment income is impacted by the Corporation’s ability to fund investments that fit its strategic profile and the level of liquidity events within its investment portfolio, which cannot be predicted with any certainty. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at high grade financial institutions.
Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	September 30,	September 30,	Increase	% Increase
	2009	2008	(Decrease)	(Decrease)

Interest from portfolio companies	$411,435	$489,963	$(78,528)	(16.0)%
Interest from other investments	14,927	73,004	(58,077)	(79.6%)
Dividend and other investment income	551,091	707,458	(156,367)	(22.1%)
Other income	20,416	14,251	6,165	43.3%

Total investment income	$997,869	$1,284,676	($286,807)	(22.3%)

Interest from portfolio companies — The portfolio interest income decrease for the nine months ending September 30, 2009 is a result of several factors. Two portfolio companies (Contract Staffing, Inc. and New Monarch Machine Tool, Inc.) repaid their debenture instruments during 2008 and one portfolio company (Niagara Dispensing) converted its debenture instrument into equity during 2008. In addition, non- recurring interest of $43,067 was recognized on the outstanding Innovex escrow balance during the nine months ended September 30, 2008. The Innovex escrow balance of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.
     After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

			Year that
	Interest	Investment	Interest
Company	Rate	Cost	Accrual Ceased

APF	8%	$631,547	2009
Associates Interactive	9% and 10%	$293,518	2009
Golden Goal	13%	$675,652	2009
G-Tec Natural Gas Systems	8%	$400,000	2004
UStec, Inc.	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005

Interest from other investments — The decrease in interest from other investments is primarily due to lower cash balances throughout the period and a decrease in interest rates. The cash balance at September 30, 2009 and 2008 was $4,320,826 and $3,585,620, respectively. The higher cash balance at September 30, 2009 is due to the sale of the Corporation’s common shares during August and September of 2009.
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
     Dividend income for the nine months ended September 30, 2009 consisted of distributions from Gemcor for $526,526 and from Somerset Gas Transmission Company, LLC (Somerset) for $24,565. Dividend income for the nine months ended September 30, 2008 consisted of distributions from Gemcor for $687,620 and Carolina Skiff LLC (Carolina Skiff) for $19,838.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a Rand SBIC financing. The financing fees are regulated by the SBA and limited to 1% to 3% of the financing amount. These fees are amortized ratably over the life of the instrument associated with the fees. Upon the prepayment of a loan or debt security, any unamortized closing fees are recorded as income. The unamortized fees are carried on the balance sheet under Deferred Revenue. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio company board meetings.
     The income associated with the amortization of financing fees was $5,417 and $6,250 for the nine months ended September 30, 2009 and 2008, respectively. The annualized financing fee income based on the existing portfolio will be approximately $1,300 for the remainder of 2009 and $2,600 in 2010.
     The income associated with board attendance fees was $15,000 and $8,000 for the nine months ended September 30, 2009 and 2008, respectively.
Operating Expenses
Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

	September 30, 2009	September 30, 2008	Increase	% Increase

Total Expenses	$1,488,832	$1,192,599	$296,233	24.8%
     Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
     The increase in operating expenses during the nine months ended September 30, 2009 can be attributed to a 67%, or $213,887 increase in salary expense due to the accrual of $200,000 in profit sharing obligations. The increase in expenses is also due to the 22% or $19,800 increase in stockholder expenses, and the 34% or $47,754 increase in professional fees. Stockholder expense increased due to the expenses associated with preparing for the private placement of additional shares of the Corporation’s common stock. Professional fees consist of legal, accounting and tax expenses. In order to comply with the SEC rules regarding the Corporation’s operating structure, the Corporation has incurred additional legal fees in the current fiscal year associated with the corporate reorganization of the SBIC subsidiary.

     In addition, the Corporation established an allowance for uncollectible interest during the nine month ending September 30, 2009 of $39,867. It consisted of: APF Group, Inc expense for $48,276, Associates Interactive expense for $36,245, Golden Goal LLC expense for $2,568 and a bad debt recovery of $47,222 for USTec, Inc. There was no bad debt expense for the nine months ended September 30, 2008.
Net Realized Gains and Losses on Investments
     During the nine months ended September 30, 2009, the Corporation recognized a net realized loss of ($736,301) comprised of a realized loss of ($705,030) on Rocket Broadband Networks Inc. (Rocket Broadband) and a loss of ($31,271) on the sale of 35,500 shares of Photonic stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.
     There were no realized gains or losses during the nine months ended September 30, 2008.
Net Change in Unrealized Appreciation of Investments
     The Corporation recorded a net increase in unrealized appreciation on investments before income taxes of $312,076 during the nine months ended September 30, 2009, and a decrease of ($992,700) for the nine months ended September 30, 2008.
     The increase in unrealized appreciation of $312,076 for the nine months ended September 30, 2009 is comprised of the following items:

September 30,
2009
Kionix, Inc. (Kionix)	$3,637,000
Reclass Rocket Broadband to a realized loss	715,000
Photonic Products Group, Inc (Photonic)	21,550
Innovex	(2,711,700)
Golden Goal	(400,000)
APF Group, Inc. (APF)	(324,213)
Associates Interactive	(293,518)
Niagara Dispensing	(168,702)
G-TEC Natural Gas Systems (G-Tec)	(98,000)
Adampluseve, Inc. (Adampluseve)	(65,341)

Total change in net unrealized appreciation during the nine months ended September 30, 2009	$312,076

     The Corporation revalued its shares in Kionix during the third quarter as the portfolio company announced that a definitive letter of agreement has been executed for the sale of the company to Japanese chipmaker Rohm Co Ltd. The sale was approved by the Kionix’ Board of Directors on October 9th and is expected to close in the fourth quarter.
     During the third quarter 2009, the Corporation reduced the valuation of its common equity holdings in Innovex by ($2,711,700) due to changes in the mergers and acquisition market for similar companies. Innovex successfully completed a $4.5 million subordinated debt financing with warrants led by a Massachusetts based institutional mezzanine investor during the second quarter 2009, and the Corporation participated in the financing round with a $250,000 investment. This funding will allow Innovex to continue to aggressively introduce new products, even in the current economic climate, including a major upgrade to their handheld XRF product.

     The Corporation sold 35,500 shares of Photonic stock during the second quarter of 2009.
     The Golden Goal investment was written down to zero due to the weakening financial condition of the portfolio company and the Corporation’s management belief that the long term sustainability of the business is questionable.
     The Associates Interactive investment was written down to zero based on the deteriorating financial condition of the business caused by the overall downturn in the consumer electronics industry and retailers’ hesitancy to invest in this market segment. The portfolio company had little cash flow and has failed to acquire any substantial customers.
     The Adampluseve, APF and G-Tec investments were revalued during the nine months ended September 30, 2009 after the Corporation’s management determined that the business of each of these portfolio companies had deteriorated since the time of the original funding. The portfolio companies remain in operation and are developing new business strategies.
     The Corporation’s investment in Niagara Dispensing was written down by $168,702 during the nine months ending September 30, 2009 based on a financial analysis of the most recent investment offering closed in the third quarter of 2009.
     The decrease of ($992,700) in unrealized appreciation on investments for the nine months ended September 30, 2008 is due to the following valuation changes made by the Corporation:

September 30,
2008
Rocket Broadband	($695,000)
Photonic Products Group, Inc (Photonic)	(158,700)
Niagara Dispensing	(111,000)
Bioworks	(28,000)

Total change in net unrealized appreciation during the nine months ended September 30, 2008	($992,700)

     In 2008 Rocket Broadband was seeking additional financing to support and maintain its business operations as it was experiencing a shortage of cash due in part to a longer than expected sales cycle. These factors resulted in a deterioration of Rocket Broadband’s financial position and, based on a review of the financial restructuring necessary to maintain the portfolio company’s operations, the Corporation recognized unrealized depreciation on its investment in Rocket Broadband and valued its investment at zero.
     The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008, and revalued its investment based on the valuation of equity shares at conversion.
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

Net Decrease in Net Assets from Operations
     The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2009, the net decrease in net assets from operations was ($645,263) as compared to a net decrease in net assets from operations of ($446,430) for the same nine month period in 2008. The decrease for the nine months ending September 30, 2009 can be attributed to the net investment loss of ($116,564), the realized loss of ($736,301) and the unrealized gain of $207,602. The net investment loss is comprised of a ($490,963) loss from operations and a net income tax benefit of $374,399. The decrease for the nine months ended September 30, 2008 can be attributed to a decrease of ($547,076) in unrealized appreciation, net of tax, which is offset by a $100,646 net investment gain from operations.
Liquidity and Capital Resources
     The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
     As of September 30, 2009 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,320,826.
     The Corporation had paid $100,000 to the SBA to reserve its approved $10,000,000 leverage. The Corporation drew down $8,100,000 of this leverage prior to September 30, 2008, at which time the remaining leverage commitment of $1,900,000 expired. In 2009, the Corporation re-applied to the SBA for the remaining $1,900,000 in leverage and received approval of its application on October 26, 2009 and subsequently paid the $19,000 in commitment fee to the SBA.
     The Corporation completed a private placement sale of 1,100,000 of its common shares during the third quarter. The Corporation’s Board of Directors established the pricing of this private offering at $3.42 per share at its July 2009 Board meeting and the Corporation received net cash proceeds of $3,735,642 from the sale.
     Management expects that the cash and cash equivalents at September 30, 2009, coupled with the anticipated interest and dividend payments on its portfolio investments will be sufficient to meet the Corporation’s cash needs throughout the next year. The Corporation is also evaluating potential exits from portfolio companies in order to increase the amount of liquidity available for new investments and operating activities. The potential sale of portfolio assets is subject to inherent market risks and volatility, which may affect the ability of the Corporation to complete these sales and provide cash to the Corporation over the next twelve months.
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
     As of September 30, 2009 the Corporation did not have any off-balance sheet investments or hedging investments.
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
     Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.
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
(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.

(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form10-K filed for the year ended December 31, 2001

(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.6)	Certificate of Formation of Rand Capital Management, LLC — incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.

(10.7)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 — incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.8)	By-laws of Rand Capital SBIC, Inc. — incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.9)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 — incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.10)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. — incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.*

(10.11)	Form of Subscription Agreement used by Rand Capital Corporation in connection with a private offering of 1,100,000 shares of common stock that was completed on September 4, 2009 — incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K report filed on August 13, 2009

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital Corporation — furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Rand Capital SBIC, Inc. — furnished herewith

*	Management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 4, 2009

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer