Form 10-K
period 2009-12-31
RAND CAPITAL CORP
filed 2010-03-18
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 814-00235

Rand Capital Corporation
(Exact name of registrant as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or organization)	16-0961359 (IRS Employer Identification No.)

2200 Rand Building, Buffalo, NY (Address of Principal executive offices)	14203 (Zip Code)

(Registrant’s telephone number, including area code): (716) 853-0802

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $14,554,892 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 8, 2010 there were 6,818,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010 are incorporated by reference into certain sections of Part III herein.

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

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities most often have an equity piece attached to the debenture in the form of stock, warrants or options to acquire stock or the right to convert the debt securities into stock. Rand SBIC was the primary investment vehicle in 2007, 2008 and 2009 and it is anticipated that will continue to be the case in 2010. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of director’s seat, to the portfolio companies in which it invests.

The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

The Corporation’s common stock is listed on the NASDAQ Capital Market under the symbol “Rand”.

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

An eligible portfolio company is, generally, a private domestic operating company, or a public domestic operating company whose securities are not listed on a national securities exchange. In addition, any small business investment company that is licensed by the SBA and is a wholly owned subsidiary of a BDC is an eligible portfolio company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and not acquiring securities from the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2009 the Corporation was in compliance with this rule.

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

On May 28, 2002, Rand and the predecessor SBIC subsidiary filed an initial Exemption Application with the SEC seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extended discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.

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

With the approval of the SBA, effective December 31, 2008 Rand merged the Rand SBIC limited partnership into a corporation whose board of directors is the same as that of Rand. The SBA formally approved the re-licensing of the new corporation as an SBIC in February 2009. As a result of the merger, Rand SBIC is a wholly-owned corporate subsidiary of Rand, and its board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

Following this merger, on February 26, 2009, the Corporation filed a new Exemption Application with the SEC seeking an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:

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

Regulation of the SBIC Subsidiary

SBA Lending Restrictions

The SBA licenses SBICs as part of a program designed to stimulate the flow of private debt and/or equity capital to small businesses. SBICs use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that (a) have a tangible net worth not in excess of $18 million and average net income after U.S. federal income taxes for the preceding two completed fiscal years not in excess of $6 million, or (b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged. The types and dollar amounts of the loans and other investments an SBIC that is a BDC may make are limited by the 1940 Act, the SBA Act and SBA regulations. The SBA is authorized to examine the operations of SBICs, and an SBIC’s ability to obtain funds from the SBA is also governed by SBA regulations.

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

SBICs may invest directly in the equity of portfolio companies, but they may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. An SBIC may acquire options or warrants in portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions.

SBA Leverage

The SBA raises capital to enable it to provide funds to SBICs by guaranteeing certificates or bonds that are pooled and sold to purchasers of the government guaranteed securities. The amount of funds that the SBA may lend to SBICs is determined by annual Congressional appropriations.

The Corporation paid $100,000 to the SBA to reserve $10,000,000 of approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. As of December 31, 2008, Rand SBIC had drawn $8,100,000 in leverage from the SBA. On September 30, 2008, the remaining leverage commitment and $1,900,000 of approved leverage expired when the commitment was not used by the Corporation. The remaining unamortized prepaid leverage fee of $19,000 was expensed in 2008. The Corporation re-applied to the SBA for the remaining $1,900,000 in leverage in the second quarter of 2009 and received approval of its application on October 26, 2009. In the fourth quarter of 2009, the Corporation paid the SBA a commitment fee of $19,000 to reserve the $1,900,000 in debenture leverage, drew down $1,000,000 in leverage and paid the related leverage fees of $24,250. The total leverage was $9,100,000 at December 31, 2009. The remaining $900,000 in approved leverage was drawn down in January 2010.

SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. SBA debentures originated in 2009 and thereafter may be prepaid in without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. The Corporation expects to use Rand SBIC as its primary investment vehicle.

Employees

As of December 31, 2009, the Corporation had four employees.

Item 1A.	Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

There is typically no public market for equity securities of the small privately held companies in which the Corporation invests. Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

The Corporation’s Portfolio Investments are Illiquid

Most of the investments of the Corporation are or will be either equity securities or subordinated debt securities acquired directly from small companies. The Corporation’s portfolio of equity and debt securities is, and will usually be, subject to restrictions on resale or otherwise has no established trading market. The illiquidity of most of the Corporation’s portfolio may adversely affect the ability of the Corporation to dispose of the securities at times when it may be advantageous for the Corporation to liquidate investments.

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

The Corporation is Dependent Upon Key Management Personnel for Future Success

The Corporation is dependent on the diligence and skill of its two senior officers, Allen F. Grum and Daniel P. Penberthy, for the selection, structuring, closing and monitoring and valuation of its investments. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team. The departure of either of its executive officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

Fluctuations of Quarterly Results

The Corporation’s quarterly operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, and general economic conditions. As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

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

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2009 Quarter ending:	High	Low

March 31st	$4.00	$3.19
June 30th	$4.15	$2.97
September 30th	$3.95	$3.15
December 31st	$4.05	$3.54

2008 Quarter ending:	High	Low

March 31st	$4.78	$3.55
June 30th	$4.29	$3.25
September 30th	$4.00	$3.25
December 31st	$4.00	$3.11

Except as reported in the Corporation’s Form 8-K Report dated September 1, 2009, the Corporation did not sell any securities during the period covered by this report that were not registered under the Securities Act. The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2009 no stock options had been awarded under the Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a non-equity incentive Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”). Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. The Corporation has accrued $133,013 for estimated contributions to, or payments made under the Plan, during the year ended December 31, 2009. There were no contributions to, or payments made under the Plan, for the year ended December 31, 2008.

Shareholders of Record

On March 8, 2010 the Corporation had a total of 824 shareholders, which included 129 record holders of its common stock, and an estimated 695 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding Common Stock on the open market at prices that are no greater than current net asset value through October 22, 2010. During 2003 and 2002 the Corporation purchased 44,100 shares of its Common Stock for a total cost of $47,206. No additional shares have been repurchased since 2003.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG RAND CAPITAL CORP.,
NASDAQ MARKET INDEX AND PEER GROUP INDEXES

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	2004	2005	2006	2007	2008	2009
Rand Capital Corporation	$100.00	$85.90	$224.36	$230.64	$224.36	$255.13
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
Old Peer Group Index	$100.00	$93.84	$128.44	$90.43	$33.49	$54.17
New Peer Group Index	$100.00	$90.92	$120.24	$86.33	$34.72	$61.71

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
Gladstone Investment CP (NasdaqGS:GAIN)
Harris & Harris Group (NasdaqGM:TINY)
Hercules Tech Growth Cap (NasdaqGS: HTGC)
Main Street Capital Corp (NasdaqGS: MAIN)
MCG Capital Corporation (NasdaqGS:MCGC)
Triangle Capital Corp (NasdaqGM: TCAP)

The New Peer Group was selected in good faith by the Corporation and contains seven business development companies or other funds believed by the Corporation to be of similar size and have similar investment objectives to those of the Corporation.

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

Balance Sheet Data as of December 31:

	2009	2008	2007	2006	2005

Total assets	$35,631,371	$32,228,797	$32,722,151	$29,463,944	$16,063,605
Total liabilities	$12,425,490	$12,001,831	$12,904,328	$12,681,539	$7,447,671
Net assets	$23,205,881	$20,226,966	$19,817,823	$16,782,405	$8,615,934
Net asset value per outstanding share	$3.40	$3.54	$3.47	$2.93	$1.51
Common stock shares outstanding	6,818,934	5,718,934	5,718,934	5,718,934	5,718,934

Operating Data for the year ended December 31:

	2009	2008	2007	2006	2005

Investment income	$1,749,525	$1,757,003	$2,302,870	$1,326,962	$736,573
Total expenses	$1,850,113	$1,721,555	$1,650,947	$1,519,184	$1,265,846
Net investment (loss) gain	$(63,878)	$135,689	$398,703	$(1,264,802)	$(175,179)
Net realized gain (loss) on sales and dispositions of investments	$2,007,974	—	$(42,045)	$3,456,441	$(382,353)
Net (decrease) increase in unrealized appreciation	$(2,683,516)	$273,454	$2,362,507	$5,974,832	$146,412
Net (decrease) increase in net assets from operations	$(739,420)	$409,143	$2,719,165	$8,166,471	$(411,120)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Corporation’s primary business is making investments in companies, usually in the form of subordinated debt, membership interests, or preferred and common stock. The investment focus is usually on small and medium-sized companies that meet certain criteria, including:

1) a qualified and experienced management team

2) a new or unique product or service with a sustainable competitive advantage

3) high potential for growth in revenue and cash flow

4) potential to realize appreciation in an equity position, if any.

The Corporation typically makes investments that range from $500,000 to $1,000,000 directly in the equity of a company through equity shares or in a debt instrument. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest revenue is either paid currently or deferred.

The Corporation’s management team identifies investment opportunities through a network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, and may include unsolicited proposals from the public and referrals from banks, lawyers, financial accountants and other members of the financial community. The Corporation believes that its reputation in the investment community and experience provide a competitive advantage in originating qualified new investments.

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

Following an initial investment in a portfolio company, the Corporation may be requested to make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or to increase or maintain the Corporation’s position in a promising portfolio company. The Corporation may also be called upon to provide an additional investment to a portfolio company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions.

The Corporation will exit its investments generally through the maturation of the debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debentures will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the debenture. The Corporation anticipates generating cash for new investments and operating expenses through existing cash balances, investment returns and interest and principal payments from its portfolio concerns.

2009 Highlights and Outlook

The Corporation’s net asset value decreased $(0.14), or (4%) during 2009, closing the year at $3.40 per share down from $3.54 at December 31, 2008. At December 31, 2009, the Corporation’s total investment portfolio was valued at $24.3 million, which exceeds its cost basis of $14.8 million, reflecting $9.5 million in net unrealized appreciation.

Although the Corporation’s common stock traded in a range that was above and below its net asset value per share during 2008, it traded at a premium to its net asset value during a majority of 2009. The year closed with the stock trading at $3.98 which represented a premium to the net asset value of $3.40.

During 2009 the Corporation recognized $1,749,525 in total investment income, a slight decrease of ($7,478) from $1,757,003 of investment income in 2008. The small (0.4%) decrease is attributable to the decrease in interest from idle funds. Interest from idle funds recognized during 2009 was $17,129, a decrease of (81.1%), or ($73,531) from $90,660 of other investment income in 2008. Although the ending cash balance at December 31, 2009 was $9,417,236 or $6,659,583 higher than the December 31, 2008 cash balance of $2,757,653, the cash balance was lower for most of 2009 and only increased during the fourth quarter of 2009 due to a $3,718,000 stock sale, a $1,000,000 SBA leverage draw down and several portfolio exits. Dividend income increased 10.3% or $105,725 during 2009. Dividends from portfolio companies that are limited liability companies can fluctuate based on the portfolio companies’ profitability and the timing of distributions.

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

Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted ASC 820 (formerly SFAS 157).

ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Condition

Overview:

	12/31/09	12/31/08	Increase	% Increase

Total assets	$35,631,371	$32,228,797	$3,402,574	10.6%
Total liabilities	12,425,490	12,001,831	423,659	3.5%

Net assets	$23,205,881	$20,226,966	$2,978,915	14.7%

Net asset value per share (NAV) was $3.40 per share at December 31, 2009 versus $3.54 per share at December 31, 2008.

The Corporation drew down $1,000,000 in SBA leverage during the year ended December 31, 2009 and the total owed to the SBA at December 31, 2009 was $9,100,000. These debentures bear a fixed interest rate and an annual fee, averaging 4.9%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance beginning in 2014.

On September 4, 2009, the Corporation completed a private offering of an aggregate of 1,100,000 shares of its Common Stock at $3.42 per share, which provided net cash proceeds of approximately $3,718,000.

Cash and cash equivalents approximated 41% of net assets at December 31, 2009 compared to 14% at December 31, 2008.

The effect of investment income, realized gains and the change in unrealized appreciation on investments resulted in a net decrease of ($1,681,000) in the net deferred tax liability from $3,490,000 at December 31, 2008 to $1,809,000 at December 31, 2009.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested a substantial portion of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

			Increase	% Increase
	12/31/09	12/31/08	(Decrease)	(Decrease)

Investments, at cost	$14,767,920	$14,386,451	$381,469	2.7%
Unrealized appreciation, net	9,528,225	13,739,831	(4,211,606)	(30.7)%

Investments, at fair value	$24,296,145	$28,126,282	$(3,830,137)	(13.6)%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 105% of net assets at December 31, 2009 and 139% of net assets at December 31, 2008.

The change in investments, at cost, is comprised of the following:

New Investments:	Amount

Microcision LLC (Microcision)	$650,000
Carolina Skiff LLC (Carolina Skiff)	500,000
Gemcor II, LLC (Gemcor)	500,000
GridApp Systems, Inc. (GridApp)	350,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	298,554
Rheonix, Inc. (Rheonix)	250,000
Innov-X Systems, Inc. (Innovex)	250,000
SOMS Technologies, LLC (SOMS)	75,000
Associates Interactive, LLC (Associates Interactive)	43,518
Golden Goal, LLC (Golden Goal)	38,238

Total of new investments made during the year ended December 31, 2009	$2,955,310
Changes to Investments:
GridApp capitalized interest	$79,267
SOMS capitalized interest	29,791
APF Group, Inc (APF) capitalized interest	24,212
Niagara Dispensing capitalized interest	11,855
Microcision capitalized payment in kind (PIK)	8,808
Rheonix capitalized interest	3,000

Total of changes to investments made during the year ended December 31, 2009	$156,933
Investments Repaid, Sold or Liquidated:
Kionix, Inc. (Kionix)	$(1,506,043)
Rocket Broadband	(715,000)
RAMSCO	(300,000)
Photonic Products Group, Inc. (Photonics)	(88,750)
Gemcor	(79,314)
EmergingMed.com, Inc. (Emerging Med)	(41,667)

Total of sales and investment repayments during the year ended December 31, 2009	$(2,730,774)

Total change in investment balance, at cost, during the year ended December 31, 2009	$381,469

The Corporation’s top five portfolio companies represented 54% of total assets at December 31, 2009:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2009	2009

Innov-X Systems, Inc.
(Innov-X)	Manufacturing — Metals Testing Equipment	$6,300,000	18%
Gemcor	Manufacturing — Aerospace Machinery	$6,223,883	17%
Synacor Inc. (Synacor)	Software	$4,168,001	12%
Carolina Skiff LLC (Carolina Skiff)	Manufacturing — Boats	$1,500,000	4%
Ultra-Scan Corporation (Ultra-Scan)	Electronics — Hardware/Software	$1,203,000	3%

The Corporation’s top five portfolio companies represented 68% of total assets at December 31, 2008:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2008	2008

Innov-X Systems, Inc.
(Innov-X)	Manufacturing — Metals Testing Equipment	$8,761,700	27%
Gemcor	Manufacturing — Aerospace Machinery	$5,803,201	18%
Synacor Inc. (Synacor)	Software	$4,168,001	13%
Kionix, Inc . (Kionix)	Manufacturing — Silicon Chips	$2,000,000	6%
Ultra-Scan Corporation (Ultra-Scan)	Electronics — Hardware/Software	$1,203,000	4%

Below is the geographic breakdown of the Corporation’s investments, at fair value, to the net asset value as of December 31, 2009 and 2008:

	% of Net Asset Value at	% of Net Asset Value at
Geographic Region	December 31, 2009	December 31, 2008

USA – East	94%	95%
USA – South	6%	5%

	100%	100%

As of December 31, 2009 and 2008, the Corporation’s investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2009:
Subordinated Debt and Promissory Notes	$3,320,606	23%	$1,617,141	7%
Convertible Debt	2,661,847	18%	2,347,674	10%
Equity and Partnership Interests	8,717,467	59%	15,213,330	62%
Equity Warrants	68,000	—	5,118,000	21%

Total	$14,767,920	100%	$24,296,145	100%

December 31, 2008:
Subordinated Debt and Promissory Notes	$3,240,266	23%	$2,111,013	8%
Convertible Debt	356,667	2%	356,667	1%
Equity and Partnership Interests	10,721,519	75%	17,763,561	91%
Equity Warrants	68,000	—	7,895,041	—

Total	$14,386,452	100%	$28,126,282	100%

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

Comparison of the years ended December 31, 2009 and 2008

	December 31,	December 31,	(Decrease)	% (Decrease)
	2009	2008	Increase	Increase

Interest from portfolio companies	$568,524	$608,180	$(39,656)	(6.5)%
Interest from other investments	17,129	90,660	(73,531)	(81.1)%
Dividend and other investment income	1,133,102	1,027,377	105,725	10.3%
Other income	30,770	30,786	(16)	(0.1)%

Total investment income	$1,749,525	$1,757,003	$(7,478)	(0.4)%

Interest from portfolio companies — The portfolio interest income is primarily due to changes in the composition of the portfolio. Three portfolio companies (Ramsco, Contract Staffing, Inc. and New Monarch Machine Tool, Inc.) repaid their debenture instruments during 2008 and 2009; two portfolio companies (GridApp and Niagara Dispensing) converted their debenture instrument’s into equity during 2008 and 2009, and several companies went on non-accrual status as detailed out in the chart below. In addition, non- recurring interest of $43,067 was recognized on the outstanding Innovex escrow balance during the year ended December 31, 2008. The Innovex escrow balance of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

APF	8%	$631,547	2009
Associates Interactive LLC (Associates)	8%	$293,518	2009
Golden Goal LLC	13%	$675,652	2009
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
UStec, Inc. (Ustec)	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005

Interest from other investments — The decrease in interest from other investments is primarily due to lower cash balances throughout the majority of 2009 and a decrease in interest rates earned on idle funds. The cash balance at December 31, 2009 and 2008 was $9,417,326 and $2,757,653, respectively. The higher cash balance at December 31, 2009 is due to the sale of the Corporation’s common shares during August and September of 2009, the drawdown of SBA leverage in the fourth quarter of 2009 and the cash proceeds received from the exit of Kionix, Inc. and Ramsco, also during the fourth quarter of 2009.

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

Dividend income for the year ended December 31, 2009 consisted of distributions from Gemcor II, LLC (Gemcor) for $1,101,526 and Somerset Gas Transmission Company (Somerset) for $31,576. Dividend income for the year ended December 31, 2008 consisted of distributions from Gemcor for $974,287, Carolina Skiff for $19,838 and Somerset for $33,252.

Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings. The SBA regulations limit the amount of fees that can be charged to a portfolio company, and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under “Deferred revenue”. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio companies’ board meetings.

The amortization of financing fee income decreased in the current year due to the fact that the Corporation only charged one of its new portfolio companies financing fees in the last three years. The annualized financing fee income based on the existing portfolio will be approximately $2,400 in 2010 and $733 in 2011. In addition board attendance income amounted to $19,000 for the year ended December 31, 2009 and $14,000 for year ended December 31, 2008.

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

Interest from portfolio companies — The portfolio interest income decrease is a result of several factors. Two portfolio companies (Contract Staffing and Monarch) repaid their debt instruments during the last twelve months of

2008 and one portfolio company (Niagara Dispensing) converted its debenture instrument into equity during 2008. During the year ended December 31, 2007 the Corporation recognized Original Issue Discount (OID) income on its Adampluseve, Inc (Adampluseve) investment in the amount of $62,333. Adampluseve paid off its debenture instrument early and therefore the remaining unamortized OID was accreted into income during 2007. OID is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.

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

Dividend and other investment income — Dividend income for the year ended December 31, 2008 consisted of distributions from Gemcor for $974,287, Carolina Skiff for $19,838 and Somerset for $33,252. Dividend income for the year ended December 31, 2007 consisted of distributions from Gemcor for $1,372,407, Carolina Skiff for $40,464, Somerset for $36,788, Topps Meat Company LLC (Topps) for $19,524, and Vanguard Modular Building Systems (Vanguard) for $681.

Other income — Other income decreased due to the fact that the Corporation had not charged the new portfolio companies financing fees during the previous two years. The board attendance fee income was $14,000 for the year ended December 31, 2008 and $13,000 for year ended December 31, 2007.

Operating Expenses

Comparison of the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Increase	% Increase

Total expenses	$1,850,113	$1,721,555	$128,558	7.5%

Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.

The increase in operating expenses during the year ended December 31, 2009 can be attributed to a 42%, or $183,428 increase in salary expense due to the accrual of $177,000 in profit sharing and bonus obligations. In addition, the increase in expense in 2009 can be attributed to an $86,272 increase in bad debt expense. These expense increases are offset by an (141%), or ($118,690) decrease in other expenses.

The Corporation established an allowance for uncollectible interest during the year ended December 31, 2009 of $87,089. It consisted of: APF Group, Inc expense for $48,276, Associates Interactive expense for $36,245 and Golden Goal LLC expense for $2,568. The bad debt expense for the year ended December 31, 2008 was $817 for an allowance for uncollectible Rocket Broadband interest.

The decrease in other operating expenses is due to the fact that for the year ended December 31, 2008, other expenses included a write off of an escrow receivable in the amount of $69,421 for UStec and a one-time $5,000 reorganization fee charged by the SBA to review the corporate reorganization of Rand SBIC from a limited partnership to a corporation. During 2009, the Corporation was able to recover $47,222 of the UStec escrow receivable. The remaining $22,199 in escrow receivable is reserved for at December 31, 2009.

The SBA interest expense decreased during the current year because during 2008 the remaining SBA leverage commitment and $1,900,000 expired when the commitment was not utilized, and the remaining unamortized prepaid leverage fee of $19,000 was expensed. The Corporation did re-apply to the SBA and receive approval for the remaining $1,900,000 in leverage during 2009 and paid the commitment fee of $19,000 to the SBA to reserve the $1,900,000 in debenture leverage. This fee was classified as a deferred financing cost and will be amortized over the life of the SBA debentures. It is recorded on the other assets line of the balance sheet.

Comparison of the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Increase	% Increase

Total expenses	$1,721,555	$1,650,947	$70,608	4.3%

The increase in operating expenses during the year ended December 31, 2008 was attributed to an increase of 17%, or $35,845, in professional fees. A portion of the increase in this expense can was attributed to the escalating legal, audit and tax costs due to the increasingly more complex regulatory environment in which the Corporation operates. In addition, in order to comply with the SEC rules regarding the Corporation’s operating structure the Corporation incurred additional legal fees associated with the corporate reorganization of the SBIC subsidiary.

The increase was also due to the 63%, or $32,583, increase in other operating expenses. Other operating expenses during the year included a write off of an escrow receivable in the amount of $69,421 for UStec. Management had deemed the collection of this escrow receivable doubtful based on the ongoing negotiations with UStec. Other operating expenses also included a one-time $5,000 reorganization fee charged by the SBA to review the corporate reorganization of Rand SBIC.

The SBA interest expense increased 4%, or $19,000, during the year ended December 31, 2008. Total SBA interest expense was $522,062 and $503,062 for the years ended December 31, 2008 and 2007, respectively. The Corporation had borrowed $8,100,000 from the SBA as of December 31, 2008 at an average borrowing rate, including surcharges, of approximately 5.9%. The interest on this debt is paid on a semi-annual basis.

Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Change

Realized Gain	$3,161,913	—	$3,161,913

During the year ended December 31, 2009, the Corporation recognized a realized gain of $3,743,214 from the sale of its share of Kionix to Japanese chipmaker Rohm Co Ltd and a realized gain of $155,000 from the sale of Ramsco warrants. In addition the Corporation recognized a realized loss of ($705,030) on Rocket Broadband Networks Inc. (Rocket Broadband) and a loss of ($31,271) on the sale of 35,500 shares of Photonic stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.

There were no realized gains or losses during the year ended December 31, 2008.

Comparison of the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Change

Realized (Loss)	—	$(68,748)	$68,748

There were no realized gains or losses during the year ended December 31, 2008.

During the year ended December 31, 2007, the Corporation recognized a realized loss of $68,748, comprised of a gain on the sale of Ramsco warrants for $555,000, a gain of $140,048 on its investment in Allworx Corp. (Allworx), a loss on the Topps investment of ($595,000), a loss of ($130,000) on Takeform, Inc. (Takeform), a loss on UStec of ($39,236) and a minor gain of $440 on a public security.

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

UStec satisfied its $350,000 debenture instrument obligation by a payment of $310,764, which gave rise to a $39,236 realized loss

Change in Unrealized Appreciation of Investments

For the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Decrease	% Decrease

Change in Unrealized Appreciation	$(4,211,605)	$601,985	$(4,813,590)	(800)%

The decrease in unrealized appreciation on investments of $4,211,605 was due to the following valuation changes made by the Corporation:

Valuation
Change
Portfolio Company	during 2009

Reclass Rocket Broadband to a realized loss	$715,000
Rheonix Inc. (Rheonix)	136,000
Photonics Products Group, Inc (Photonics)	7,250
Adampluseve	(65,341)
G-Tec Natural Gas Systems (Gtec)	(98,000)
Associates Interactive, LLC (Associates)	(293,518)
GridApp Systems, Inc. (GridApp)	(295,935)
APF Group, Inc. (APF)	(324,213)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	(367,951)
Golden Goal, LLC (Golden Goal)	(419,238)
Reclass Kionix, Inc. (Kionix) appreciation to realized gain	(493,959)
Innov-X Systems, Inc. (Innovex)	(2,711,700)

Total Change in Unrealized Appreciation during the year ended December 31, 2009	$(4,211,605)

In accordance with its valuation policy, the Corporation increased the value of its holdings in Rheonix based on a significant equity financing in December 2009 by new non-strategic outside investors that had a higher valuation for this portfolio company.

The Adam, APF, Gridapp and G-Tec investments were revalued during the year ended December 31, 2009 after the Corporation’s management reviewed each company and determined that the business of each of these portfolio companies had deteriorated since the time of the original funding. The portfolio companies remain in operation and are developing new business strategies.

The Golden Goal investment was written down to zero due to the weakening financial condition of the portfolio company and the Corporation’s management’s belief that the long term sustainability of the business is questionable.

The Associates Interactive investment was written down to zero based on the deteriorating financial condition of the business caused by the overall downturn in the consumer electronics industry and retailers’ hesitancy to invest in this market segment. The portfolio company had little cash flow and has failed to acquire any substantial customers.

The Corporation’s investment in Niagara Dispensing was written down by $367,951 during the year ended December 31, 2009 based on a financial analysis of Niagara Dispensing’s most recent financing that closed in the third quarter of 2009.

The Corporation reduced the valuation of its common equity holdings in Innovex by ($2,711,700) during 2009 due to changes in the mergers and acquisition market for similar companies. Innovex successfully completed a $4.5 million subordinated debt financing with warrants led by a Massachusetts based institutional mezzanine investor during the second quarter 2009, and the Corporation participated in the financing round with a $250,000 investment. This funding will allow Innovex to continue to introduce new products, even in the current economic climate, including a major upgrade to their handheld XRF product.

The Corporation sold 35,500 shares of Photonic stock during the second quarter of 2009.

All of these value adjustments resulted from a review by management using the guidance set forth by ACS 820 and the Corporation’s established valuation policy.

For the years ended December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007	Decrease	% Decrease

Change in Unrealized Appreciation	$601,985	$3,521,821	$(2,919,836)	(82.9)%

The increase in unrealized appreciation on investments of $601,985 is due to the following valuation changes made by the Corporation:

Valuation
Change
Portfolio Company	during 2008

Gemcor II, LLC (Gemcor)	$1,700,000
Kionix	778,432
Bioworks, Inc. (Bioworks)	(28,000)
Wineisit	(100,000)
Niagara Dispensing	(111,000)
Photonics	(150,700)
Carolina Skiff LLC (Carolina Skiff)	(227,000)
Golden Goal	(237,413)
APF	(307,334)
Rocket Broadband	(715,000)

Total Change in Unrealized Appreciation during the year ended December 31, 2008	$601,985

The Corporation recognized appreciation on its equity investment in Gemcor based on the improved financial condition of the portfolio company since the Corporation made its first investment.

Kionix was written up in accordance with ASC 820 (formerly SFAS 157) due to overall improvement in the revenues, customer base and the market acceptance of its products.

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

The Corporation converted its debt instruments in Niagara Dispensing to equity during the second quarter of 2008 and revalued its investment based on the valuation of equity shares at conversion.

Photonics is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.

The Corporation’s investment in Carolina Skiff was written down to cost based on a review of the company’s financials and an overall economic downturn in the boating sector.

Rocket Broadband continued to have inadequate cash flow to sustain its operations throughout 2008 and this resulted in the resignation of its Chief Executive Officer during 2008. Based on a review of the financial restructuring necessary to maintain the portfolio company’s operations, the Corporation recognized unrealized depreciation on the investment in Rocket Broadband and valued its investment at zero.

The Corporation’s investment’s in Golden Goal and APF were written down during 2008 based on a review of the companies’ financials, their weak financial performance as compared to plan, and an overall economic downturn in their respective industries.

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

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2009, the net decrease was ($739,420) as compared to a net increase in net assets from operations of $409,143 in 2008 and $2,719,165 in 2007.

The net decrease in net assets from operations for the year ended December 31, 2009 is due to the net investment loss of ($63,878) coupled with the net decrease in realized and unrealized loss on investments of ($675,542). The net increase in net assets from operations for the year ended December 31, 2008 was due to the net unrealized appreciation on investments of $273,454 and the net investment gain of $135,689. The net increase in net assets from operations for the year ended December 31, 2007 can be attributed to the investment gain before income taxes of $651,923 and the net realize and unrealized gain on investments of $2,320,462. In addition, the Corporation recognized a $316,253 increase in net assets attributed to the cumulative effect adjustment upon adopting the provisions of ASC 740 (formerly FIN 48) “Accounting for Uncertainty in Income Taxes” during 2007.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2009, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $9,417,236.

Net cash used in operating activities has averaged approximately $530,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on possible expenses associated with compliance with new regulations.

The Corporation provided approximately $2,400,000 in net cash flow from investing activities in fiscal 2009, used approximately $925,000 during fiscal year 2008 and provided approximately $545,000 of net cash from investing activities during fiscal year 2007. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to make new investments and may experience a net use of cash over the next two years. In addition, significant liquidating events within the Corporation’s investment portfolio are difficult to project with any certainty.

The Corporation has paid a total of $119,000 to the SBA to reserve its approved $10,000,000 leverage. Due to the expiration of the initial leverage commitment in 2008, the Corporation had to pay $19,000 in 2009 to restore the remaining $1,900,000 of approved SBA leverage. The Corporation has drawn down $9,100,000 of this leverage as of December 31, 2009. The remaining leverage commitment of $900,000 was drawn down in January of 2010.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2009. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2014 and
	2010	2011	2012	2013	beyond

Scheduled Cash Receipts from Portfolio Companies	$2,837,000	$798,000	$496,000	$962,000	$1,525,000

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

Throughout 2008 and 2009, the global economy experienced turmoil and the debt and equity markets in the United States have been affected by this crisis. If market conditions continue to deteriorate, the Corporation may suffer losses on its investment portfolio, which could impact cash receipts over the next couple of years.

The unfavorable change in credit market conditions also has created opportunities for capital providers, like the Corporation, because small businesses are selling for lower prices, and they are generally willing to pay higher interest rates and to accept contractual terms that are more favorable to the Corporation. Accordingly, for companies that continue to have access to capital, management believes that the current environment could provide investment opportunities on more favorable terms than have been available in prior periods.

The Corporation completed a private placement sale of 1,100,000 of its common shares during the third quarter of 2009. The Corporation’s Board of Directors established the pricing of this private offering at $3.42 per share at its July 2009 Board meeting and the Corporation received net cash proceeds of approximately $3,718,000 from the sale.

Management expects that the cash and cash equivalents at December 31, 2009, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2010. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments and operating activities.

Disclosure of Contractual Obligations

The following table shows the Corporation’s contractual obligations at December 31, 2009. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	3-5	More
	Total	1 year	years	years	than 5 yrs

SBA Debentures	$9,100,000	$0	$0	$3,500,000	$5,600,000
Operating Lease Obligations (Rent of office space)	$16,440	$16,440	$0	$0	$0
Total	$9,116,440	$16,440	$0	$3,500,000	$5,600,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies — Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation on investments.”

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

As of December 31, 2009, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of independent auditors thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2009	2008

Assets
Investments at fair value (identified cost: 2009 — $14,767,920, 2008 — $14,386,451)	$24,296,145	$28,126,282
Cash and cash equivalents	9,417,236	2,757,653
Interest receivable (net of allowance 2009 — $209,089, 2008 — $122,817)	1,192,118	1,013,888
Other assets	725,872	330,974

Total assets	$35,631,371	$32,228,797

Liabilities and Stockholders’ Equity (net assets)
Liabilities:
Debentures guaranteed by the SBA	$9,100,000	$8,100,000
Deferred tax liability	1,809,000	3,490,000
Income taxes payable	1,082,646	98,723
Accounts payable and accrued expenses	431,233	292,731
Deferred revenue	2,611	20,377

Total liabilities	12,425,490	12,001,831
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued (12/31/09, 6,863,034; 12/31/08 — 5,763,034)	686,304	576,304
Capital in excess of par value	10,581,789	6,973,454
Accumulated net investment (loss)	(4,961,725)	(3,743,908)
Undistributed net realized gain on investments	10,897,390	7,735,477
Net unrealized appreciation on investments	6,049,329	8,732,845
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2009 — $3.40, 2008 — $3.54)	23,205,881	20,226,966

Total liabilities and stockholders’ equity (net assets)	$35,631,371	$32,228,797

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Investment income:
Interest from portfolio companies	$568,524	$608,180	$618,430
Interest from other investments	17,129	90,660	173,664
Dividend and other investment income	1,133,102	1,027,377	1,469,864
Other income	30,770	30,786	40,912

	1,749,525	1,757,003	2,302,870

Operating expenses:
Salaries	623,765	440,337	460,917
Employee benefits	126,046	121,659	112,147
Directors’ fees	76,750	77,250	77,750
Professional fees	227,415	248,667	212,822
Stockholders and office operating	140,554	120,260	122,332
Insurance	49,988	41,489	43,674
Corporate development	55,749	65,042	66,854
Other operating	(34,718)	83,972	51,389

	1,265,549	1,198,676	1,147,885
Interest on SBA obligations	497,475	522,062	503,062
Bad debt expense	87,089	817	—

Total expenses	1,850,113	1,721,555	1,650,947

Investment (loss) gain before income taxes	(100,588)	35,448	651,923
Income tax (benefit) expense	(36,710)	(100,241)	253,220

Net investment (loss) gain	(63,878)	135,689	398,703

Realized and unrealized gain (loss) on investments:
Realized gain (loss) on sales and dispositions	3,161,913	—	(68,748)
Income tax expense (benefit)	1,153,939	—	(26,703)

Net realized gain (loss) on investments	2,007,974	—	(42,045)
Unrealized appreciation on investments:
Beginning of year	13,739,831	13,137,846	9,616,025
End of year	9,528,226	13,739,831	13,137,846

Change in unrealized appreciation before income taxes	(4,211,605)	601,985	3,521,821
Deferred income tax (benefit) expense	(1,528,089)	328,531	1,159,314

Net (decrease) increase in unrealized appreciation	(2,683,516)	273,454	2,362,507

Net realized and unrealized (loss) gain on investments	(675,542)	273,454	2,320,462

Net (decrease) increase in net assets from operations	$(739,420)	$409,143	$2,719,165

Weighted average shares outstanding	6,115,081	5,718,934	5,718,934
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.12)	$0.07	$0.48

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Net assets at beginning of period	$20,226,966	$19,817,823	$16,782,405
Net investment (loss) gain	(63,878)	135,689	398,703
Net realized gain (loss) on sales and dispositions of investments	2,007,974	—	(42,045)
Net (decrease) increase in unrealized appreciation	(2,683,516)	273,454	2,362,507

Net (decrease) increase in net assets from operations	(739,420)	409,143	2,719,165

Issuance of common stock	3,718,335	—	—
Cumulative effect adjustment for uncertain tax positions — ASC 740	—	—	316,253

Subtotal	3,718,335	—	316,253

Net assets at end of period	$23,205,881	$20,226,966	$19,817,823

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(739,420)	$409,143	$2,719,165
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	36,218	52,230	33,598
Original issue discount accretion	—	—	(62,333)
Change in interest receivable allowance	86,272	817	—
Decrease (increase) in unrealized appreciation of investments	4,211,605	(601,985)	(3,521,821)
Deferred tax (benefit) expense	(1,681,000)	(465,000)	484,453
Realized (gain) loss on portfolio investments	(3,161,913)	—	68,748
Payment in kind, interest accrued	(115,334)	(15,380)	—
Non-cash conversion of debenture interest	(41,599)	(67,235)	(50,000)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(264,502)	(367,704)	(139,759)
Decrease (increase) in other assets	137,059	779,083	(35,229)
Increase (decrease) in income taxes payable	983,923	(375,742)	63,890
Increase (decrease) in accounts payable and accrued liabilities	138,502	(28,479)	(17,350)
(Decrease) increase in deferred revenue	(17,766)	(33,276)	8,048

Total adjustments	311,465	(1,122,671)	(3,167,755)

Net cash used in operating activities	(427,955)	(713,528)	(448,590)
Cash flows from investing activities:
Investments originated	(2,955,309)	(1,626,657)	(2,165,266)
Proceeds from sale of portfolio investments	4,946,781	—	255,440
Proceeds from loan repayments	420,981	713,465	2,456,509
Capital expenditures	—	(12,222)	(1,350)

Net cash provided by (used in) investing activities	2,412,453	(925,414)	545,333
Cash flows from financing activities:
Issuance of common stock, net	3,718,335	—	—
Proceeds from SBA debenture	1,000,000	—	—
Origination costs to SBA	(43,250)	—	—

Net cash provided by financing activities	4,675,085	—	—

Net increase (decrease) in cash and cash equivalents	6,659,583	(1,638,942)	96,743

Cash and cash equivalents:
Beginning of year	2,757,653	4,396,595	4,299,852

End of year	$9,417,236	$2,757,653	$4,396,595

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2009

		(b)				Per
Company, Geographic Location, Business Description, (Industry)		Date	(c)		(d)(f)	Share
and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)
Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	$100,000 convertible note at 9% due January 9, 2010.	1/9/08	—	100,000	100,000	.01
Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 268,845 Series A preferred shares. 50,593 common shares.	10/29/09	2%	253,000	389,000	.06
Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.12
Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/ Non-Affiliate Investments				$2,421,576	$5,443,749	$0.80
Affiliate Investments: (l)
Carolina Skiff LLC (e) (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 7.5%. Redeemable January 31, 2010. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest. (j) Interest receivable $714,519.	1/30/04	6%	1,500,000	1,500,000	.22
EmergingMed.com, Inc. (g) (h) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 7.0% of common stock. (j) Interest receivable $201,667.	12/19/05	7%	458,333	458,333	.07

GridApp Systems, Inc. (e) (g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	$957,000 term notes at 4% simple interest, 8% deferred interest (PIK) due January 4, 2012. $6,667 convertible note at 4% due November 28, 2018. $3,000 convertible note at 4% due September 25, 2019. $50,000 demand promissory note at 14% due December 22, 2011.	11/25/08	15%	$1,095,935	$800,000	.12

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2009 – (Continued)

		(b)				Per
Company, Geographic Location, Business Description, (Industry)		Date	(c)		(d)(f)	Share
and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	(e)$250,000 note at 11% due March 31, 2017. 2,642 Series A preferred stock. 8% cumulative dividend. Warrants for 21,924 common shares. (j) Interest receivable $242,411.	9/27/04	9%	1,250,000	6,300,000	.92

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing) www.microcision.com	$650,000 subordinated promissory notes at 5%, 6% deferred interest (PIK) due December 31, 2013. 7.5% class A common membership interest.	9/24/09	7.5%	658,808	658,808	.10

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.niagaradispensing.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. (e) $300,000 promissory note at 6%, 8% deferred interest (PIK) due July 30, 2011. Warrants for 190,561 class A common stock.	3/8/06	14%	1,592,193	1,113,242	.17

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	$250,000 secured convertible note at 10% due December 2, 2010. $75,000 secured convertible note at 10% due October 29, 2011.	12/2/08	—	354,791	354,791	.05
Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$7,848,224	$12,388,174	$1.83
Control Investments(m) Gemcor II, LLC (e) (g) (h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. $500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units.	6/28/04	31%	1,023,884	6,223,883	.91

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	100,000	.01

Subtotal Control Investments				$1,423,884	$6,323,883	$0.92

Other Investments (a) (i)	Various			$3,074,236	$140,339	.01

	Total portfolio investments (f)			$14,767,920	$24,296,145	$3.56

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2009 – (Continued)

Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2009 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPA’s PC has not examined the business descriptions of the portfolio companies. Securities with an individual value <$100,000 are included in “Other Investments”.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPA’s, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation has adopted the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. On January 1, 2008 the Corporation adopted Accounting Standards Codification (ASC) 820 (formerly FAS No. 157) “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. ASC 820 designates the Corporation’s investments primarily as “Level 3” assets due to their privately held restricted nature.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of December 31, 2009, the total cost of investment securities approximated $14.8 million. Net unrealized appreciation was approximately $9.5 million, which was comprised of $13.5 million of unrealized appreciation of investment securities and $4.0 million related to unrealized depreciation of investment securities

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Included in “Other Investments” is 30,500 shares OTC: PHPG.OB, a publicly owned company.

(j)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(k)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments or Affiliated Investments.

(l)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned or Rand holds a Board seat.

(m)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2009, 2008, 2007, 2006 and 2005

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2009	2008	2007	2006	2005

Income from investment operations(1):
Investment income	$0.28	$0.31	$0.40	$0.23	$0.13
Expenses	0.30	0.30	0.29	0.26	0.22

Investment (loss) gain before income taxes	(0.02)	0.01	0.11	(0.03)	(0.09)
Income tax (benefit) expense	(0.01)	(0.01)	0.04	0.19	(0.06)

Net investment (loss)gain	(0.01)	0.02	0.07	(0.22)	(0.03)
Issuance of common stock	0.61	0.00	0.00	0.00	0.00
Cumulative effect adjustments for uncertain tax positions — ASC 740	0.00	0.00	0.06	0.00	0.00
Net realized and unrealized (loss) gain on investments	(0.11)	0.05	0.41	1.65	(0.04)

Increase (decrease) in net asset value	0.49	0.07	0.54	1.43	(0.07)
Net asset value, beginning of year based on weighted average shares	3.54	3.47	2.93	1.51	1.58

Net asset value, end of year based on weighted average shares	$4.03	$3.54	$3.47	$2.93	$1.51

Per share market value, end of year	$3.98	$3.50	$3.60	$3.50	$1.34

Total return based on market value	13.71%	(2.78)%	2.86%	161.2%	(14.1)%
Total return based on net asset value	(3.74)%	2.1%	18.1%	94.8%	(4.6)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	8.52%	8.60%	9.02%	11.96%	14.35%
Ratio of expenses including taxes to average net assets	8.35%	9.10%	10.41%	20.41%	10.34%
Ratio of net investment (loss) gain to average net assets	(0.29)%	0.68%	2.18%	(9.96)%	(1.99)%
Portfolio turnover	11.3%	6.0%	8.6%	18.1%	21.6%
Net assets end of year	$23,205,881	$20,226,966	$19,817,823	$16,782,405	$8,615,934
Weighted average shares outstanding at end of year	6,115,081	5,718,934	5,718,934	5,718,934	5,718,934

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. –	Summary of Significant Accounting Policies

Nature of Business – Rand Capital Corporation (“Rand”) was founded in 1969 and is headquartered in Buffalo, New York. Rand’s investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States.

Rand operates as a publicly-held venture capital company, listed on the NASDAQ Capital Market under the symbol “RAND”.

Rand was incorporated under the law of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August of 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed BDC were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). As of December 31, 2009, the Corporation had drawn down $9,100,000 on its leverage commitments (see Note 4).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting practices (“GAAP”), and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted Accounting Standards Codification (ASC) 820 (formerly, SFAS 157).

ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Level 3:  Unobservable and significant inputs to determining the fair value

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Most of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$28,126,282	$112,000	$0	$28,014,282

		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$24,296,145	$30,498	$0	$24,265,647

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

Beginning Balance, December 31, 2007, of Level 3 Assets		$26,265,790

Realized Gains or Losses included in net change in net assets from operations		—
Unrealized gains or losses included in net change in net assets from operations
APF Group, Inc	$(307,334)
BioWorks, Inc.	(28,000)
Carolina Skiff LLC	(227,000)
Gemcor LLC	1,700,000
Golden Goal LLC	(237,413)
Kionix, Inc	778,432
Rocket Broadband Networks, Inc.	(715,000)
Niagara Dispensing Technologies, Inc	(111,000)
Wineisit.com	(100,000)	$752,685

Purchases of Securities
Associates Interactive, LLC	$200,000
APF Group, Inc. capitalized Payment in Kind and interest conversion	40,832
GripApp Systems, Inc.	666,667
Mezmeriz, Inc.	100,000
Niagara Dispensing Technologies, Inc.	374,990
Niagara Dispensing Technologies, Inc interest conversion	41,783
Rocket Broadband Networks, Inc.	35,000
SOMS Technologies, LLC	250,000	$1,709,272
Repayments of Securities
New Monarch Machine Tool, Inc.	$(520,147)
Contract Staffing	(131,065)
Gemcor II, LLC	(62,253)	$(713,465)

Transfers in or out of Level 3		—

Ending Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations
Kionix, Inc. (Kionix)	$3,743,245
Rocket Broadband	$(705,030)
Ramsco	$155,000	$3,193,215

Unrealized gains or losses included in net change in net assets from operations
Adampluseve, Inc. (Adampluseve)	$(65,341)
APF Group, Inc. (APF)	$(324,213)
Associates Interactive, LLC (Associates)	$(293,518)
Golden Goal LLC (Golden Goal)	$(419,238)
GridApp Systems, Inc. (Gripapp)	$(295,935)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

G-TEC Natural Gas Systems (G-Tec)	$(98,000)
Innov-X Systems, Inc. (Innovex)	$(2,711,700)
Kionix, Inc. (Kionix)	$(493,959)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$(367,951)
Rheonix, Inc. (Rheonix)	$136,000
Rocket Broadband realized loss	$715,000	$(4,218,855)

Purchases of Securities
Associates	$43,517
APF	$24,212
Carolina Skiff LLC (Carolina Skiff)	$500,000
Gemcor II, LLC (Gemcor)	$500,000
Golden Goal	$38,238
GridApp Systems Inc. (GridApp)	$429,267
Innovex	$250,000
Microcision LLC (Microcision)	$658,808
Niagara Dispensing	$310,408
Rheonix, Inc. (Rheonix)	$253,000
SOMS Technologies, LLC (Soms)	$104,790	$3,112,240
Repayments of Securities
EmergingMed.com, Inc.	$(41,667)
Gemcor II, LLC (Gemcor)	$(79,314)
Kionix	$(5,249,284)
RAMSCO (Ramsco)	$(455,000)
Rocket Broadband	$(9,970)	$(5,835,235)
Transfers in or out of Level 3		—

Ending Balance, December 31, 2009, of Level 3 Assets		$24,265,647

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date		$(4,439,896)
Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:
Gain (Loss) on Sales and Dispositions		$3,193,215

Change in unrealized gains or losses relating to assets still held at reporting date		$(1,246,681)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain investment agreements require the portfolio companies to meet compliance covenants. These covenants are generally of a non-financial nature related to reporting to investors, but may include certain financial requirements for interest and principal repayments. At December 31, 2009 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the carrying value of the investment and may waive such defaults in certain circumstance.

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

Investment Classification – In accordance with the provisions of the Investment Company Act of 1940 (1940 Act), the Corporation classifies its investments by level of control. In the 1940 Act “Control Investments” are investments in those companies that the Corporation is deemed to “Control”. The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are those non-control companies that the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

Cash and Cash Equivalents – Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

Revenue Recognition – Interest Income - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

Original Issue Discount – Investments may create “original issue discount” or OID income. This situation arises when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the OID and the OID is amortized into interest income over the life of the loan. The Corporation recorded OID income of $0, $0, and $62,333 during the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2009, 2008 and 2007 was $28,410, $46,982 and $27,982, respectively. Annual amortization expense for the next five years is estimated to average $32,000 per year.

Deferred Revenue – The Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2009, 2008 and 2007 amounted to $17,766, $33,275 and $29,366, respectively. Deferred revenue amortization income is estimated to be $2,378 in 2010 and $733 in 2011.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes (refunded) paid during the years ended December 31, 2009, 2008 and 2007 amounted to ($83,783), $1,069,032 and $845,429, respectively. Interest paid during the years ended December 31, 2009, 2008 and 2007 was $472,281, $473,575, and $468,184, respectively. During 2009, 2008 and 2007, the Corporation converted $156,933, $82,613, and $50,000, respectively, of interest receivable and payment in kind interest (PIK) into equity investments. During the year ended December 31, 2009, the Corporation recorded an escrow receivable totaling $524,926, in connection with the sale of an investment and during 2007 the Corporation recorded two escrow receivables totaling $209,469 and $711,249 in connection with the sale of the investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2009, 80% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2008, 78% of the Corporation’s total investment value was held in five notes and equity securities.

Income Taxes – The Corporation adopted ASC 740 (formerly, FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. ASC 740 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. ASC 740 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

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

Recent Accounting Pronouncements

The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles (Codification) – The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants including the Company. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. Since the Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Company revised its references to Statement of Financial Accounting Standards to refer to the Codification as its source for GAAP.

Subsequent Events – ASC 855 establishes the principles and requirements for evaluating and reporting subsequent events, including the period subject to evaluation for subsequent events, the circumstances requiring recognition of subsequent events in the financial statements, and the required disclosures. This section of the Codification was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements and Disclosure – ASU 2010-06 affects all entities that are required to make disclosures about recurring and non recurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

Note 2. –	Other Assets

At December 31, 2009 and 2008 other assets was comprised of the following:

	2009	2008

Escrow receivable from Kionix, Inc.	$524,926	—
Deferred debenture costs	187,286	$172,446
Escrow receivable from Allworx	—	140,048
Escrow receivable from USTec	22,199	69,421
Property, plant and equipment (net)	7,794	15,604
Prepaid expense	4,374	—
Operating receivables	1,492	2,876
Reserve for uncollectible USTec escrow	(22,199)	(69,421)

Total other assets	$725,872	$330,974

In 2009 the Corporation sold its equity interest in Kionix, Inc.. A portion of the proceeds were held in escrow and is expected to be released in 2011.

In 2007 the Corporation sold its equity in Allworx. A portion of the proceeds were held in escrow and this amount was received in 2009.

In 2007 the Corporation sold a portion of its shares in UStec. A portion of the proceeds were held in escrow and were scheduled to be released in 2008. A portion of the escrow was received during 2009. There are ongoing discussions with UStec about the collection of the remaining escrow receivable and a reserve has been established against the receivable.

Note 3. –	Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax liabilities at December 31, 2009 and 2008 are approximately as follows:

	2009	2008

Operations	$1,502,000	$1,349,000
Investments	(3,479,000)	(5,007,000)
Tax credit carryforwards	168,000	168,000

Deferred tax liability, net	$(1,809,000)	$(3,490,000)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses annually the recoverability of its deferred tax asset to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2009 and 2008.

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2009	2008	2007

Current:
Federal	$1,200,502	$677,635	$837,752
State	69,638	(5,345)	63,759

	1,270,140	672,290	901,511

Deferred:
Federal	(1,528,770)	(427,692)	472,266
State	(152,230)	(16,308)	12,054

	(1,681,000)	(444,000)	484,320

Total	$(410,860)	$228,290	$1,385,831

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2009	2008	2007

Net investment gain and realized gain before income tax expense	$(1,150,280)	$648,757	$4,104,996

Expected tax expense at statutory rate	$(391,095)	$241,577	$1,395,699
State – net of federal effect	(54,511)	15,016	87,430
Pass-through benefit from Portfolio Investment	(44,052)	(42,500)	—
Non-deductible restructuring costs	43,439	—	—
Other	35,359	14,197	(97,298)

Total	$(410,860)	$228,290	$1,385,831

At December 31, 2009 and 2008 the Corporation no longer had any federal net operating loss carryforwards, state net operating loss carryforwards or capital loss carryforwards. For state tax purposes the Corporation had a Qualified Emerging Technology Company (QETC) tax credit carryforward of $255,381 at December 31, 2009 and 2008. The QETC credit carryforward does not have an expiration date.

The Corporation adopted ASC 740 (formerly FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of adopting ASC 740 was to increase current taxes payable by $21,200 and reduce deferred tax liabilities by $316,253. As of January 1, 2007 the balance of accumulated net investment loss was decreased by $11,016, and the balance in net unrealized appreciation on investments was increased by $327,269. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $21,200 which, if recognized, would impact the Corporation’s effective tax rate. The Corporation does not expect that the amounts of unrecognized tax positions will change significantly within the next 12 months.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at January 1, 2007 – adoption of ASC 740	$(295,053)
Increases for positions taken in current year	316,253
Increases for positions taken in prior year	—
Decreases in positions taken in prior year	(12,700)
Decreases for settlements with taxing authorities	—
Decrease for lapses in the applicable statute of limitations	—

Balance at December 31, 2007	8,500

Increases for positions taken in current year	—
Increases for positions taken in prior year	21,000
Decreases in positions taken in prior year	—
Decreases for settlements with taxing authorities	—
Decrease for lapses in the applicable statute of limitations	—

Balance at December 31, 2008	29,500

Increases for positions taken in current year
Increases for positions taken in prior year	66,000
Decreases in positions taken in prior year	—
Decreases for settlements with taxing authorities	—
Decrease for lapses in the applicable statute of limitations	—

Balance at December 31, 2009	$95,500

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. The amounts recognized for interest and penalties related to unrecognized tax benefits was $6,300, $4,800 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009. The New York State Department of Revenue informed the Corporation that they are auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. The Corporation expects this audit to be completed during the year ending December 31, 2010. All anticipated adjustments have been recorded as an ASC 740 liability at December 31, 2009.

Note 4. –	SBA Debenture Obligations

Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of approved SBA Guaranteed Debenture leverage in July 2003 and August 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and was a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. The remaining leverage commitment of $1,900,000 expired on September 30, 2008 and the remaining unamortized prepaid leverage fee of $19,000 was expensed during 2008. The Corporation re-applied to the SBA for the remaining $1,900,000 in leverage during 2009 and received approval of its application during 2009. In the fourth quarter of 2009, the Corporation paid the SBA a commitment fee of $19,000 to reserve the $1,900,000 in debenture leverage. As of December 31, 2009 and 2008, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $9,100,000 and $8,100,000 against the SBA $10,000,000 total commitment. The debenture terms require semiannual payments of interest at annual interest rates ranging from 0.645% to 5.535%, plus an annual charge that ranged from .285% to .887% during the year ended December 31, 2009. The $1,000,000 of debentures originated in

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 will have their fixed interest rate and 10 year maturity date determined in March 2010. The debentures outstanding at December 31, 2009 will mature from 2014 to 2020. See Note 9 for SBA leverage draw downs made subsequent to year end.

Note 5. –	Stockholders’ Equity (Net Assets)

At December 31, 2009 and 2008, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 22, 2010 at prices that are no greater than current net asset value.

Summary of change in equity accounts:

	Accumulated	Undistributed
	Net	Net Realized	Net Unrealized
	Investment	Gain (Loss) on	Appreciation
	Loss	Investments	on Investments

Balance, December 31, 2007	$(3,940,409)	$7,796,289	$8,459,391

Net increase (decrease) in net assets from operations	196,501	(60,812)	273,454

Balance, December 31, 2008	$(3,743,908)	$7,735,477	$8,732,845

Net (decrease) increase in net assets from operations	(1,217,817)	3,161,913	(2,683,516)

Balance, December 31, 2009	$(4,961,725)	$10,897,390	$6,049,329

Note 6. –	Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2009, 2008 and 2007, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 7).

Note 7. –	Employee Benefit Plans

The Corporation has a defined contribution 401(k) Plan. The Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. Plan expense was $25,743, $27,158 and $29,882 during the years ended December 31, 2009, 2008 and 2007, respectively.

In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. The Corporation has accrued $133,013 for estimated contributions to, or payments made under the Plan, during the year ended December 31, 2009 and this amount does not exceed the defined limits.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no contributions to, or payments made under the Plan, for the year ended December 31, 2008 or December 31, 2007.

Note 8. –	Commitments and Contingencies

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2009 and 2008 were $43,040 and $51,122, respectively.

The Corporation has a lease for office space which expires in December 2010. Rent expense under this operating lease for the years ended December 31, 2009, 2008 and 2007 was $18,490, $16,698 and $16,320 per year. The future operating lease obligation for the next year is approximately $17,500.

Note 9. –	Subsequent Events

The Corporation has evaluated subsequent events for recognition and disclosure in the consolidated financial statements for the year ended December 31, 2009. Events are evaluated based on whether they represent information existing as of December 31, 2009, which require recognition in the consolidated financial statements or new events occurring after December 31, 2009, which do not require recognition, but require disclosure if the event is significant to the consolidated financial statements. These financial statements have not been updated for events occurring after March 18, 2010, which is the date these financial statements were issued.

Subsequent to the year ended December 31, 2009, the Corporation made four investments in four portfolio companies totaling $1,025,000. In addition, the Corporation drew down its remaining SBA leverage of $900,000.

Note 10. –	Quarterly Operations and Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2009
Investment income	$751,656	$298,615	$320,995	$378,259
Net increase (decrease) in net assets from operations	(94,157)	33,394	(657,418)	(21,239)
Basic and diluted net increase (decrease) in net assets from operations per share	(0.01)	0.00	(0.11)	(0.00)
2008
Investment income	$472,327	$424,043	$482,268	$378,365
Net increase (decrease) in net assets from operations	855,573	(337,383)	(17,231)	(91,816)
Basic and diluted net increase (decrease) in net assets from operations per share	0.15	(0.06)	(0.00)	(0.02)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. –	Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2009	2008	2007

Balance at beginning of year	($122,817)	$(122,000)	$(122,000)
Provision for losses	(87,089)	(817)	—
Recoveries/Sales	817	—	—

Balance at end of year	($209,089)	$(122,817)	$(122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED GAIN
For the Year Ended December 31, 2009

	Cost
	Increase	Realized
	(Decrease)	Gain (Loss)

New and additions to previous investments
Microcision LLC	$658,808
Carolina Skiff LLC	500,000
Gemcor II, LLC	500,000
GridApp Systems, Inc.	429,267
Niagara Dispensing Technologies, Inc.	310,408
Rheonix, Inc.	253,000
Innov-X Systems, Inc.	250,000
SOMS Technologies, LLC	104,791
Associates Interactive, LLC	43,518
Golden Goal, LLC	38,238
APF Group, Inc	24,212

	3,112,242
Investments repaid, sold or liquidated
Kionix, Inc. repayment	(1,506,042)	$3,743,215
Rocket Broadband Networks, Inc. realized loss	(715,000)	(705,030)
Ramsco repayment	(300,000)	155,000
Photonic Products Group, Inc. sale	(88,750)	(31,272)
Gemcor LLC repayment	(79,314)	—
EmergingMed.com, Inc. repayment	(41,667)	—

	(2,730,773)	$3,161,913

Net change in investments	$381,469	$3,161,913

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, including the consolidated schedule of portfolio investments as of December 31, 2009, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2009, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2009 and 2008. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2009 and 2008, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2009, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $24,296,145 (105% of net assets) and $28,126,282 (139% of net assets) as of December 31, 2009 and 2008, respectively, include securities valued at $24,265,647 and $28,014,282, respectively, whose fair values have been estimated by management in the absence of readily ascertainable market value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2009 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 18, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Management report on Internal Control Over Financial Reporting.  The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation and fair presentation of published financial statements.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 2010, to be filed under Regulation 14A (the “2010 Proxy Statement”).

The Corporation has adopted a written code of ethics and officer Code of Ethics that applies to our principal executive officer, principal financial officer, and vice president of finance, and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. The Corporation’s Code of Ethics and Business Ethics Policy

are available, free of charge, in the Governance section of the Corporation’s website located at www.randcapital.com.

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2010 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2010 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2010 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2010 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2009 and 2008

Statements of Operations for the three years in the period ended December 31, 2009

Statements of Changes in Net Assets for the three years in the period ended December 31, 2009

Statements of Cash Flows for the three years in the period ended December 31, 2009

Schedule of Portfolio Investments as of December 31, 2009

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2009

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2009

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

Date: March 18, 2010
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum	President	March 18, 2010

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 18, 2010

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum	Director	March 18, 2010

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 18, 2010

/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 18, 2010

/s/ Willis S. McLeese Willis S. McLeese	Director	March 18, 2010

/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 18, 2010

/s/ Jayne K. Rand Jayne K. Rand	Director	March 18, 2010

/s/ Robert M. Zak Robert M. Zak	Director	March 18, 2010