Form 10-Q
period 2010-03-31
RAND CAPITAL CORP
filed 2010-05-13
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2010

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
(716) 853-0802
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 10, 2010 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments at fair value (identified cost: 3/31/10 — $15,826,011; 12/31/09 — $14,767,920)	$24,554,236	$24,296,145
Cash and cash equivalents	7,560,176	9,417,236
Interest receivable (net of allowance — $209,089)	1,287,563	1,192,118
Other assets	813,446	725,872

Total assets	$34,215,421	$35,631,371

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$9,100,000
Deferred tax liability	1,449,423	1,809,000
Income taxes payable	88,026	1,082,646
Accounts payable and accrued expenses	149,048	431,233
Deferred revenue	2,308	2,611

Total liabilities	11,688,805	12,425,490

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(5,121,114)	(4,961,725)
Undistributed net realized gain on investments	10,897,390	10,897,390
Net unrealized appreciation on investments	5,529,453	6,049,329
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 3/31/10 — $3.30 , 12/31/09 — $3.40)	22,526,616	23,205,881

Total liabilities and stockholders’ equity (net assets)	$34,215,421	$35,631,371

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Investment income:
Interest from portfolio companies	$166,497	$135,516
Interest from other investments	5,184	9,134
Dividend and other investment income	13,902	224,526
Other income	2,803	9,083

	188,386	378,259

Operating expenses:
Salaries	115,050	111,922
Employee benefits	58,142	36,176
Directors’ fees	10,955	10,500
Professional fees	58,423	71,221
Stockholders and office operating	26,023	34,405
Insurance	10,165	14,878
Corporate development	9,230	9,534
Other operating	2,796	2,453

	290,784	291,089
Interest on SBA obligations	136,444	118,359

Total expenses	427,228	409,448

Investment (loss) before income taxes	(238,842)	(31,189)

Current income tax expense	—	102,050
Deferred income tax benefit	(79,453)	(112,000)

Net investment (loss)	(159,389)	(21,239)

Realized and unrealized loss on investments:
Unrealized appreciation on investments:
Beginning of period	9,528,226	13,739,831
End of period	8,728,226	13,739,831

Change in unrealized appreciation before income taxes	(800,000)	—
Deferred income tax benefit	(280,124)	—

Net decrease in unrealized appreciation	(519,876)	—

Net realized and unrealized loss on investments	(519,876)	—

Net decrease in net assets from operations	$(679,265)	$(21,239)

Weighted average shares outstanding	6,818,934	5,718,934
Basic and diluted net decrease in net assets per share from operations	$(0.10)	$(0.00)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net decrease in net assets from operations	$(679,265)	$(21,239)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	10,323	8,945
Decrease in unrealized appreciation of investments	800,000	—
Deferred tax benefit	(359,577)	(112,000)
Non-cash conversion of debenture interest	(38,402)	(16,758)
Changes in operating assets and liabilities:
Increase in interest receivable	(95,445)	(96,070)
Increase in other assets	(75,225)	(275,256)
Decrease in income taxes payable	(994,620)	(39,506)
Decrease in accounts payable and accrued expenses	(282,185)	(164,387)
Decrease in deferred revenue	(303)	(8,318)

Total adjustments	(1,035,434)	(703,350)

Net cash used in operating activities	(1,714,699)	(724,589)

Cash flows from investing activities:
Investments originated	(1,055,000)	(81,756)
Proceeds from loan repayments	35,310	16,355
Capital expenditures	(846)	—

Net cash used in investing activities	(1,020,536)	(65,401)

Cash flows from financing activities:
Proceeds from SBA debenture	900,000	—
Origination costs to SBA	(21,825)	—

Net cash provided by financing activities	878,175	—

Net decrease in cash and cash equivalents	(1,857,060)	(789,990)
Cash and cash equivalents:
Beginning of period	9,417,236	2,757,653

End of period	$7,560,176	$1,967,663

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Net assets at beginning of period	$23,205,881	$20,226,966

Net investment loss	(159,389)	(21,239)

Decrease in unrealized appreciation of investments (net of tax benefit of — $280,124)	(519,876)	—

Net decrease in net assets from operations	(679,265)	(21,239)

Net assets at end of period	$22,526,616	$20,205,727

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2010
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)

Mezmeriz, Inc. (g)	141,334 Series A preferred shares.	1/9/08	4%	$121,509	$121,509	$0.02
Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer)
www.mezmeriz.com

Rheonix, Inc.	9,676 common shares.	10/29/09	3%	503,000	639,000	.09
Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing)
www.rheonix.com
	(g) 481,430 Series A preferred shares. 50,593 common shares.

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	2%	719,097	786,748	.12
Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com

Synacor Inc. (g)	234,558 Series A preferred shares.	11/18/02	4%	1,349,479	4,168,001	.61
Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.

Subtotal Non-Control/Non-Affiliate Investments				$2,693,085	$5,715,258	$0.84

Affiliate Investments: (l)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable January 31, 2010. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest. (j) Interest receivable $773,856.	1/30/04	6%	$1,500,000	$1,500,000	$0.22

EmergingMed.com, Inc. (g)(h) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$500,000 senior subordinated note at 10% due December 19, 2010. Warrants for 7.0% of common stock. (j) Interest receivable $213,125.	12/19/05	7%	458,333	458,333	.07

GridApp Systems, Inc. (g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	1,309,375 Series A-1 preferred shares. 584,480 common shares. 8% cumulative dividend.	11/25/08	14%	1,577,708	1,281,773	.19

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	(e)$250,000 note at 11% due March 31, 2017. 2,642 Series A preferred stock. 8% cumulative dividend. Warrants for 21,924 common shares. (j) Interest receivable $262,411.	9/27/04	9%	1,250,000	5,500,000	.81

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2010 (Continued)
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$775,000 subordinated promissory note at 5%, 6% deferred interest (PIK) due December 31, 2013. 7.5% class A common membership interest.	9/24/09	7.5%	783,808	783,808	.11

Niagara Dispensing Technologies, Inc.	202,081 Series B preferred stock.	3/8/06	14%	1,798,443	1,319,491	.19
Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing)
www.niagaradispensing.com
(g) 463,691 Series A preferred stock. 518,752 Series B preferred stock.
	(e) $300,000 promissory note at 6%, 8% deferred interest (PIK) due July 30, 2011. $200,000 secured convertible note at 14% due February 19, 2012. Warrants for 190,561 class A common stock.

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	$250,000 secured convertible note at 10% due December 2, 2010. $75,000 secured convertible note at 10% due October 29, 2011.	12/2/08	—	363,661	363,661	.05

Ultra — Scan Corporation	536,596 common shares. 107,104 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.18
Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	(g) 95,284 Series A-1 preferred shares.

Subtotal Affiliate Investments				$8,670,117	$12,410,066	$1.82

Control Investments (m)
Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$250,000 subordinated note at 8% due June 28, 2010 with warrant to purchase 6.25 membership units. $500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units.	6/28/04	31%	$988,573	$6,188,573	$0.91

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	28.925% Class A membership interest. 8% cumulative dividend.	8/31/99	29%	400,000	100,000	.01

Subtotal Control Investments				$1,388,573	$6,288,573	$0.92

Other Investments (a)(i)	Various			$3,074,236	$140,339	$0.02

	Total portfolio investments			$15,826,011	$24,554,236	$3.60

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2010 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At March 31, 2010 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Securities with an individual value <$100,000 are included in “Other Investments”.
(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c) The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPAs, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d) The Corporation primarily uses the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. On a consolidated basis the Corporation uses Accounting Standards Codification (ASC) 820 (formerly FAS No. 157) “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. ASC 820 designates the Corporation’s investments primarily as “Level 3” assets due to their privately held restricted nature.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) Income Tax Information – As of March 31, 2010, the total cost of investment securities approximated $15.8 million. Net unrealized appreciation was approximately $8.7 million, which was comprised of $12.7 million of unrealized appreciation of investment securities and $4.0 million related to unrealized depreciation of investment securities
(g) Rand Capital SBIC, Inc. investment.
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

Rand Capital Corporation and Subsidiary
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2010 and 2009
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2010 are not necessarily indicative of the results for the full year.
These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2009, June 30, 2009 and March 31, 2009
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.
Principles of Consolidation — The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.
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
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $8,622 for the three months ended March 31, 2010, compared to $6,996 for the three months ended March 31, 2009.
SBA Leverage — During the three months ended March 31, 2010 the Corporation drew down the remaining $900,000 in SBA leverage.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the three months ended March 31, 2010 and 2009 amounted to $994,620 and $141,556, respectively. Interest paid during the three months ended March 31, 2010 and 2009 amounted to $239,054 and $234,200, respectively. The Corporation converted $38,402 and $11,917 of interest receivable into equity investments during the three months ended March 31, 2010 and 2009, respectively.
Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity (Net Assets) — At March 31, 2010 and December 31, 2009, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 22, 2010. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2010, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, Rand will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. There were no amounts accrued for distributions pursuant to the Plan during the three months ended March 31, 2010 or March 31, 2009. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the profit sharing plan which was paid during the three months ended March 31, 2010. There were no payments under the Plan for the three months ended March 31, 2009.
Income Taxes — The Corporation follows ASC 740 (formerly, FIN 48), “Accounting for Uncertainty in Income Taxes”. ASC 740 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. ASC 740 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.
There have been no changes in liabilities recorded for uncertain tax positions in the first quarter of 2010 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the three months ended March 31, 2010 and 2009.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. The Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009. The New York State Department of Revenue informed the Corporation that it is auditing the Corporation’s New York corporate income tax returns for the years ended December 31, 2005 through 2007. The Corporation expects this audit to be completed during the year ending December 31, 2010. All anticipated adjustments have been recorded as an ASC 740 liability at March 31, 2010.
Concentration of Credit Risk — At March 31, 2010 Gemcor II, LLC (Gemcor), Innov-X Systems, Inc.(Innovex) and Synacor Inc. (Synacor) represent 25%, 22% and 17%, respectively, of the fair value of the Corporation’s investment portfolio.
Subsequent Events — The Corporation made one investment of $225,000 in one portfolio company after the quarter end.
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
The Corporation uses several approaches to determine the fair value of an investment. The main approaches are as follows:
•	Market approach — The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment.
•	Income approach — The income approach employs a cash flow and discounting methodology to value an investment.
•	The Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor.

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
Level 3: Unobservable and significant inputs to determining the fair value
Substantially all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$470,506			$470,506

Debt investments	2,909,528			2,909,528

Equity investments	21,174,202	$30,498		21,143,704

Total Venture Capital Investments	$24,554,236	$30,498	$0	$24,523,738

		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$24,296,145	$30,498	$0	$24,265,647

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations	—	—	—	—

Unrealized gains or losses included in net change in net assets from operations
Innov-X Systems, Inc. (Innovex)			(800,000)	(800,000)
Purchases of Securities
GridApp Systems Inc. (GridApp)			481,772	481,772
Rheonix, Inc. (Rheonix)			250,000	250,000
Niagara Dispensing Technologies, Inc (Niagara Dispensing)		206,249		206,249
Microcision LLC (Microcision)		125,000		125,000
Mezmeriz, Inc.			21,509	21,509
SOMS Technologies, LLC (SOMS)		8,870		8,870
Repayments of Securities
Gemcor II, LLC (Gemcor)	(17,598)	(17,711)		(35,309)

Transfers within Level 3		(900,000)	900,000	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, March 31, 2010, of Level 3 Assets	$470,506	$2,909,528	$21,143,704	$24,523,738

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.				$(800,000)

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions				—

Change in unrealized gains or losses relating to assets still held at reporting date				$(800,000)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

Beginning Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations		—

Unrealized gains or losses included in net change in net assets from operations		—

Purchases of Securities
Associates Interactive, LLC	$43,518
Golden Goal LLC	$38,238
APF Group, Inc	$11,917
GridApp Systems Inc.	$4,840	$98,513

Repayments of Securities
Gemcor II, LLC	$(16,354)	$(16,354)

Transfers in or out of Level 3		—

Ending Balance, March 31, 2009, of Level 3 Assets		$28,096,441

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		—

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$—

Change in unrealized gains or losses relating to assets still held at reporting date		$—

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Three months	Year ended
	ended March 31,	December 31,
	2010	2009
	(Unaudited)

Income from investment operations (1):
Investment income	$0.03	$0.28
Expenses	0.06	0.30

Investment (loss) before income taxes	(0.03)	(0.02)
Income tax (benefit)	(0.01)	(0.01)

Net investment (loss)	(0.02)	(0.01)
Issuance of common stock	—	0.61
Net realized and unrealized (loss) on investments	(0.08)	(0.11)

(Decrease) increase in net asset value	(0.10)	0.49
Net asset value, beginning of period, based on weighted average shares	3.40	3.54

Net asset value, end of period, based on weighted average shares	$3.30	$4.03

Per share market price, end of period	$3.72	$3.98

Total return based on market value	(6.53)%	13.71%
Total return based on net asset value	(2.93)%	(3.74)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.87%	8.52%
Ratio of expenses including taxes to average net assets	1.52%	8.35%
Ratio of net investment (loss) gain to average net assets	(0.70)%	(0.29)%
Portfolio turnover	4.4%	11.3%
Net assets, end of period	$22,526,616	$23,205,881
Weighted average shares outstanding, end of period	6,818,934	6,115,081

(1)	Per share data are based on weighted average shares outstanding and the results are rounded
The Corporation’s quarterly results could fluctuate as a result of a number of factors; therefore results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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

Business Developments
During 2008 and the first half of 2009, a weak global economic environment caused extreme volatility in the capital and financial markets. During the second half of 2009, the economy started to show signs of improvement, which continued through the first quarter of 2010. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should improve as well. It remains difficult to forecast when future exits will happen, or if the portfolio companies will have sufficient capital to remain viable while their respective markets improve.
Critical Accounting Policies
The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the Corporation’s December 31, 2009 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

	3/31/10	12/31/09	Decrease	% Decrease
Total assets	$34,215,421	$35,631,371	$(1,415,950)	(4.0%)
Total liabilities	11,688,805	12,425,490	(736,685)	(5.9%)

Net assets	$22,526,616	$23,205,881	$(679,265)	(2.9%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	3/31/10	12/31/09	(Decrease)	(Decrease)
Investments, at cost	$15,826,011	$14,767,920	$1,058,091	7.2%
Unrealized appreciation, net	8,728,225	9,528,225	(800,000)	(8.4%)

Investments at fair value	$24,554,236	$24,296,145	$258,091	1.1%

The change in investments, at cost, is comprised of the following:

Amount
New Investments:
GridApp Systems, Inc. (GridApp)	$480,000
Rheonix, Inc. (Rheonix)	250,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	200,000
Microcision LLC (Microcision)	125,000

Total of new investments made during the three months ended March 31, 2010	$1,055,000

Changes to Investments:
Mezmeriz, Inc (Mezmeriz) interest conversion	$21,509
SOMS Technologies, LLC (SOMS) interest conversion	8,870
Niagara Dispensing interest conversion	6,248
GridApp interest conversion	1,774

Total of changes to investments made during the three months ended March 31, 2010	$38,401

Investment Repayments:
Gemcor II, LLC (Gemcor)	(35,310)

Total of investment repayments during the three months ended March 31, 2010	(35,310)

Total change in investments, at cost, during the three months ended March 31, 2010	$1,058,091

Net asset value (NAV) per share was $3.30/share at March 31, 2010 versus $3.40/share at December 31, 2009.
The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 109% and 105% of net assets at March 31, 2010 and December 31, 2009, respectively.
Cash and cash equivalents approximated 34% of net assets at March 31, 2010 compared to 41% at December 31, 2009.

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
Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

			Increase	% Increase
	March 31, 2010	March 31, 2009	(Decrease)	(Decrease)
Interest from portfolio companies	$166,497	$135,516	$30,981	22.9%
Interest from other investments	5,184	9,134	(3,950)	(43.2%)
Dividend and other investment income	13,902	224,526	(210,624)	(93.8%)
Other income	2,803	9,083	(6,280)	(69.1)%

Total investment income	$188,386	$378,259	$(189,873)	(50.2%)

Interest from portfolio companies — The portfolio interest income increase is due to the origination of several new debenture instruments from Carolina Skiff, Gemcor and Niagara Dispensing in late 2009.
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
Interest from other investments — The decrease in interest from other investments is primarily due to lower interest rates in the current year. The cash balance at March 31, 2010 and 2009 was $7,560,176 and $1,967,663, respectively.
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
Dividend income for the three months ended March 31, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $13,902. Dividend income for the three months ended March 31, 2009 consisted of a distribution from Gemcor II, LLC (Gemcor) for $224,526.

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
The income associated with the amortization of financing fees was $803 and $2,083 for the three months ended March 31, 2010 and 2009, respectively. The annualized financing fee income based on the existing portfolio will be approximately $2,300 for the remainder of 2010 and $700 in 2011.
The income associated with board attendance fees was $2,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively.
Operating Expenses
Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

	March 31, 2010	March 31, 2009	Increase	% Increase

Total Expenses	$427,228	$409,448	$17,780	4.3%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
The small increase in operating expenses during the three months ended March 31, 2010 can be attributed to the 15% or $18,085 increase in SBA interest expense associated with the additional $1,900,000 in debenture instruments originated in December 2009 and January 2010.
Net Realized Gains and Losses on Investments
There were no realized gains or losses during the three months ended March 31, 2010 or March 31, 2009.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net decrease in unrealized appreciation on investments of ($800,000) during the three months ended March 31, 2010. This decrease is comprised of the following valuation changes made by the Corporation:

March 31, 2010
Innovex	$(800,000)

Total change in net unrealized appreciation during the three months ended March 31, 2010	$(800,000)

The Corporation reduced the valuation of its common equity holdings in Innovex by ($800,000) during the first quarter of 2010 due to an updated evaluation of the mergers and acquisition market for similar companies.
The Corporation did not have any unrealized change in its investment value during the quarter ended March 31, 2009.

All of these value adjustments are determined by management and approved by the Board of Directors using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2010, the net decrease in net assets from operations was ($679,265) as compared to a net decrease in net assets from operations of ($21,239) for the same three month period in 2009. The decrease for the three months ending March 31, 2010 is a result of a ($159,389) net investment loss and a net decrease in unrealized appreciation of ($519,876). The decrease for the quarter ending March 31, 2009 can be attributed to the net investment loss of ($21,239) which represents a ($31,189) loss from operations and a net income tax benefit of $9,950.
Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of March 31, 2010 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $7,560,176.
Management expects that the cash and cash equivalents at March 31, 2010, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2010. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments and operating activities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in Item 1 “Financial Statements and Supplementary Data” in the “Notes to Consolidated Schedule of Portfolio Investments” is hereby incorporated herein by reference.) In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statements of operations as “Net unrealized appreciation on investments.”

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
As of March 31, 2010 the Corporation did not have any off-balance sheet investments or hedging investments.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control over Financial Reporting.
During the quarter ended March 31, 2010, no significant changes occurred in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
See Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The Risk Factors from our 2009 report on Form 10-K remain applicable with the exception of the following additions:
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

(3)(i )	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(3)(ii )	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(10.1)	Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*
(10.3)	Agreement of Limited Partnership for Rand Capital SBIC, L.P. – incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed for the year ended December 31, 2001.
(10.4)	Certificate of Formation of Rand Capital SBIC, L.P. — incorporated by reference to Exhibit 10.4 to the Corporation’s Form10-K filed for the year ended December 31, 2001
(10.5)	Limited Liability Corporation Agreement of Rand Capital Management, LLC – incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.
(10.6)	Certificate of Formation of Rand Capital Management, LLC– incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K Report filed for the year ended December 31, 2001.
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

(10.10)
Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. — incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.*

(10.11)
Form of Subscription Agreement used by Rand Capital Corporation in connection with a private offering of 1,100,000 shares of common stock that was completed on September 4, 2009 – incorporated by reference to Exhibit 99.1 to the Corporation’s Form 8-K report filed on August 13, 2009.

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

Dated: May 13, 2010
RAND CAPITAL CORPORATION
	By:	/s/ Allen F. Grum
Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
	By:	/s/ Allen F. Grum
Allen F. Grum, President

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer