Form 10-Q
period 2010-06-30
RAND CAPITAL CORP
filed 2010-08-10
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 6, 2010 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of June 30, 2010 and December 31, 2009

	June 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Investments at fair value (identified cost: 6/30/10 — $17,600,827; 12/31/09 — $14,767,920)	$26,385,893	$24,296,145
Cash and cash equivalents	5,852,822	9,417,236
Interest receivable (net of allowance — $209,089)	1,137,547	1,192,118
Income taxes receivable	72,405	—
Other assets	763,535	725,872

Total assets	$34,212,202	$35,631,371

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$9,100,000
Deferred tax liability	1,557,276	1,809,000
Income taxes payable	—	1,082,646
Accounts payable and accrued expenses	270,267	431,233
Deferred revenue	1,783	2,611

Total liabilities	11,829,326	12,425,490

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(5,271,365)	(4,961,725)
Undistributed net realized gain on investments	10,897,390	10,897,390
Net unrealized appreciation on investments	5,535,964	6,049,329
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 6/30/10 — $3.28, 12/31/09 — $3.40)	22,382,876	23,205,881

Total liabilities and stockholders’ equity (net assets)	$34,212,202	$35,631,371

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Investment income:
Interest from portfolio companies	$167,509	$152,007	$334,006	$287,523
Interest from other investments	4,005	3,160	9,189	12,294
Dividend and other investment income	22,389	159,745	36,291	384,271
Other income	4,525	6,083	7,328	15,166

	198,428	320,995	386,814	699,254

Operating expenses:
Salaries	115,050	111,843	230,100	223,765
Employee benefits	25,995	29,919	84,137	66,095
Directors’ fees	46,795	44,000	57,750	54,500
Professional fees	32,268	67,798	90,691	139,019
Stockholders and office operating	45,901	51,491	71,924	85,896
Insurance	9,655	10,550	19,820	25,428
Corporate development	14,537	14,841	23,767	24,375
Other operating	5,232	2,276	8,028	4,729

	295,433	332,718	586,217	623,807
Interest on SBA obligations	147,560	125,065	284,004	243,424
Bad debt recovery	(5,983)	(10,977)	(5,983)	(10,977)

Total expenses	437,010	446,806	864,238	856,254

Investment (loss) before income taxes	(238,582)	(125,811)	(477,424)	(157,000)

Current income tax (benefit) expense	(145,856)	34,012	(145,856)	136,062
Deferred income tax expense (benefit)	57,525	(80,034)	(21,928)	(192,034)

Net investment (loss)	(150,251)	(79,789)	(309,640)	(101,028)

Realized and unrealized gain (loss) on investments:
Realized loss on sales and dispositions	—	(31,271)	—	(31,271)
Income tax( benefit)	—	(11,149)	—	(11,149)

Net realized loss on investments	—	(20,122)	—	(20,122)
Unrealized appreciation on investments:
Beginning of period	8,728,226	13,739,831	9,528,226	13,739,831
End of period	8,785,064	12,859,507	8,785,064	12,859,507

Change in unrealized appreciation before income taxes	56,838	(880,324)	(743,162)	(880,324)
Deferred income tax expense (benefit)	50,327	(322,817)	(229,797)	(322,817)

Net increase (decrease) in unrealized appreciation	6,511	(557,507)	(513,365)	(557,507)

Net realized and unrealized gain (loss) on investments	6,511	(577,629)	(513,365)	(577,629)

Net decrease in net assets from operations	$(143,740)	$(657,418)	$(823,005)	$(678,657)

Weighted average shares outstanding	6,818,934	5,718,934	6,818,934	5,718,934

Basic and diluted net decrease in net assets from operations per share	$(0.02)	$(0.11)	$(0.12)	$(0.12)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net decrease in net assets from operations	$(823,005)	$(678,657)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	20,745	17,891
Change in interest receivable allowance	—	36,245
Decrease in unrealized appreciation of investments	743,162	880,324
Deferred tax benefit	(251,724)	(526,000)
Net realized loss on portfolio investments	—	31,271
Non-cash conversion of debenture interest	(324,553)	(42,349)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	54,571	(197,950)
(Increase) decrease in other assets	(35,737)	101,575
Increase in income taxes receivable	(72,405)	(85,521)
Decrease in income taxes payable	(1,082,646)	(98,723)
Decrease in accounts payable and accrued expenses	(160,966)	(13,394)
Decrease in deferred revenue	(828)	(15,182)

Total adjustments	(1,110,381)	88,187

Net cash used in operating activities	(1,933,386)	(590,470)

Cash flows from investing activities:
Investments originated	(2,580,000)	(381,756)
Proceeds from sale of portfolio investments	—	57,479
Proceeds from loan repayments	71,643	33,038
Capital expenditures	(846)	—

Net cash used in investing activities	(2,509,203)	(291,239)

Cash flows from financing activities:
Proceeds from SBA debenture	900,000	—
Origination costs to SBA	(21,825)	—

Net cash provided by financing activities	878,175	—

Net decrease in cash and cash equivalents	(3,564,414)	(881,709)
Cash and cash equivalents:
Beginning of period	9,417,236	2,757,653

End of period	$5,852,822	$1,875,944

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net assets at beginning of period	$22,526,616	$20,205,727	$23,205,881	$20,226,966

Net investment loss	(150,251)	(68,640)	(309,640)	(89,879)
Net realized loss on investments	—	(31,271)	—	(31,271)

Change in unrealized appreciation before income taxes	56,838	(880,324)	(743,162)	(880,324)
Deferred income tax expense (benefit)	50,327	(322,817)	(229,797)	(322,817)

Increase (decrease) in unrealized appreciation on investments (net of tax benefit)	6,511	(557,507)	(513,365)	(557,507)

Net decrease in net assets from operations	(143,740)	(657,418)	(823,005)	(678,657)

Net assets at end of period	$22,382,876	$19,548,309	$22,382,876	$19,548,309

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2010
(Unaudited)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,334 Series A preferred shares.	1/9/08	4%	$121,509	$121,509	$.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 481,430 Series A preferred shares. 50,593 common shares.	10/29/09	3%	503,000	639,000	.09

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$2,693,085	$5,715,258	$.84

Affiliate Investments: (l)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.6233% Class A common membership interest. (j) Interest receivable $834,055.	1/30/04	7%	$1,518,861	$1,518,861	$.22

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrant for 8% of common stock.	12/19/05	7%	675,045	675,045	.10

GridApp Systems, Inc. (g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	1,309,375 Series A-1 preferred shares. 584,480 common shares. 8% cumulative dividend.	11/25/08	14%	1,577,708	1,281,773	.19

Innov-X Systems, Inc. (g) Woburn, MA. Manufactures portable x-ray fluorescence (XRF) analyzers used in metals/alloy analysis. (Manufacturing) www.innovxsys.com	(e) $250,000 note at 11% due March 31, 2017. 2,642 Series A preferred stock. 8% cumulative dividend. Warrants for 21,924 common shares. (j) Interest receivable $260,277.	9/27/04	9%	1,250,000	5,600,000	.82

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2010 (Continued)
(Unaudited)

		(b)				Per
Company, Geographic Location,		Date	(c)		(d)(f)	Share
Business Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest (PIK) due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,535,856	1,535,856	.23

Mid America Brick (g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19,524 common membership units.	6/1/10	19.5%	800,000	800,000	.12

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.niagaradispensing.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. (e) $300,000 promissory note at 6%, 8% deferred interest (PIK) due July 30, 2011. $200,000 secured convertible note at 14% due February 19, 2012. Warrants for 190,561 class A common stock. Warrants for 110,672 series B preferred stock.	3/8/06	14%	1,814,947	1,235,995	.18

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	4,808,224 Series B preferred stock.	12/2/08	11.7%	370,687	426,001	.06

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2.5%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$10,481,268	$14,276,531	$2.10

Control Investments (m)
Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	$952,238	$6,152,238	$.90

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	23.60% Class A membership interest. 8% cumulative dividend.	8/31/99	21.6%	400,000	100,000	.01

Subtotal Control Investments				$1,352,238	$6,252,238	$.91

Other Investments (a)(i)	Various			$3,074,236	$141,866	.02

	Total portfolio investments			$17,600,827	$26,385,893	$3.87

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2010 (Continued)
(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At June 30, 2010 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than <$100,000 are included in “Other Investments”.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPAs, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation primarily uses the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. On a consolidated basis the Corporation uses Accounting Standards Codification (ASC) 820 (formerly FAS No. 157) “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. ASC 820 designates the Corporation’s investments primarily as “Level 3” assets due to their privately held restricted nature.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	Income Tax Information — As of June 30, 2010, the total cost of investment securities approximated $17.6 million. Net unrealized appreciation was approximately $8.8 million, which was comprised of $12.9 million of unrealized appreciation of investment securities and $4.1 million related to unrealized depreciation of investment securities

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

Rand Capital Corporation and Subsidiary
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2010 and 2009
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending June 30, 2010 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2010, September 30, 2009 and June 30, 2009
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.
Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $17,245 for the six months ended June 30, 2010, compared to $13,991 for the six months ended June 30, 2009.
SBA Leverage — During the six months ended June 30, 2010 the Corporation drew down the remaining $900,000 in SBA leverage and has a total of $10,000,000 in outstanding SBA leverage at June 30, 2010.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the six months ended June 30, 2010 and 2009 amounted to $1,009,195 and $320,306, respectively. Interest paid during the six months ended June 30, 2010 and 2009 amounted to $239,054 and $234,200, respectively. The Corporation converted $324,553 and $24,212 of interest receivable into investments during the six months ended June 30, 2010 and 2009, respectively.

Accounting Estimates — The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Stockholders’ Equity (Net Assets) — At June 30, 2010 and December 31, 2009, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 22, 2010. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of June 30, 2010, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, the Corporation accrues a profit sharing amount equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. There were no amounts accrued for distributions pursuant to the Plan during the six months ended June 30, 2010 or June 30, 2009. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the profit sharing plan which was paid during the six months ended June 30, 2010. There were no payments under the Plan for the six months ended June 30, 2009. At June 30, 2010, the Corporation has not accrued for the potential profit sharing obligation on the unrealized appreciation because it cannot be reasonably estimated in conjunction with the other components of the Profit Sharing Plan.
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

There was an adjustment to the liability recorded for uncertain tax positions in the six months ended June 30, 2010. The New York State Department of Revenue completed an audit of the Corporation’s New York corporate income tax returns in the second quarter of 2010 for the years ended December 31, 2005 through 2007. There was a liability of $23,000 previously recorded to cover potential taxes and penalties and interest from uncertain tax positions on these New York returns. The audit was settled and the additional liability was $13,190. The liability recorded for uncertain tax positions was reduced accordingly. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the six months ended June 30, 2010 and 2009.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009.
Concentration of Credit Risk — At June 30, 2010 Gemcor II, LLC (Gemcor), Innov-X Systems, Inc.(Innovex) and Synacor Inc. (Synacor) represent 23%, 21% and 16%, respectively, of the fair value of the Corporation’s investment portfolio.
Subsequent Events — The Corporation sold its investment in Innov-X Systems, Inc. to Olympus NDT Corporation on July 1, 2010. The Corporation received approximately $5.6 million in net proceeds and will recognize an estimated realized gain from the sale of its equity securities of approximately $4.4 million during the third quarter of 2010. The Corporation will establish the profit sharing accrual resulting from this realized gain when the amount can be reasonably estimated in conjunction with the other components of the Profit Sharing Plan.
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
Level 3: Unobservable and significant inputs to determining the fair value
Substantially all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$452,239			$452,239

Debt investments	3,531,923			3,531,923

Equity investments	22,401,731	$32,025		22,369,706

Total Venture Capital Investments	$26,385,893	$32,025	$0	$26,353,868

		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$24,296,145	$30,498	$0	$24,265,647

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647
Realized Gains or Losses included in net change in net assets from operations	—	—	—	—

Unrealized gains or losses included in net change in net assets from operations
SOMS Technologies, LLC (SOMS)			55,313	55,313
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)			(100,000)	(100,000)
Innov-X Systems, Inc. (Innovex)			(700,000)	(700,000)

Purchases of Securities
Microcision LLC (Microcision)		877,048		877,048
Mid America Brick (Mid America)			800,000	800,000
GridApp Systems Inc. (GridApp)			481,774	481,774
Rheonix, Inc. (Rheonix)			250,000	250,000
Niagara Dispensing		222,753		222,753
EmergingMed.com, Inc. (Emerging Med)		216,712		216,712
Mezmeriz, Inc. (Mezmeriz)			21,509	21,509
Carolina Skiff LLC (Carolina Skiff)		18,861		18,861
SOMS		15,897		15,897

Repayments of Securities
Gemcor II, LLC (Gemcor)	(35,865)	(35,781)		(71,646)

Transfers within Level 3		(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, June 30, 2010, of Level 3 Assets	$452,239	$3,531,923	$22,369,706	$26,353,868

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.				$(744,687)

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions				—

Change in unrealized gains or losses relating to assets still held at reporting date				$(744,687)

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

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2010 and the year ended December 31, 2009:

	Six months ended	Year ended
	June 30, 2010	December 31,
	(Unaudited)	2009
Income from investment operations (1):
Investment income	$0.06	$0.28
Expenses	0.13	0.30

Investment (loss) before income taxes	(0.07)	(0.02)
Income tax (benefit)	(0.02)	(0.01)

Net investment (loss)	(0.05)	(0.01)
Issuance of common stock	—	0.61
Net realized and unrealized (loss) on investments	(0.07)	(0.11)

(Decrease) increase in net asset value	(0.12)	0.49
Net asset value, beginning of period, based on weighted average shares	3.40	3.54

Net asset value, end of period, based on weighted average shares	$3.28	$4.03

Per share market price, end of period	$3.25	$3.98

Total return based on market value	(18.34)%	13.71%
Total return based on net asset value	(3.55)%	(3.74)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	3.79%	8.52%
Ratio of expenses including taxes to average net assets	3.06%	8.35%
Ratio of net investment loss to average net assets	(1.36)%	(0.29)%
Portfolio turnover	10.2%	11.3%
Net assets, end of period	$22,382,876	$23,205,881
Weighted average shares outstanding, end of period	6,818,934	6,115,081

(1)	Per share data are based on weighted average shares outstanding and the results are rounded
The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any one interim period should not be relied upon as being indicative of performance in future periods.

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
Corporate Structure
The following discussion will describe the financial position and operations of Rand Capital Corporation (Rand) and its wholly-owned subsidiary Rand SBIC, Inc. (Rand SBIC) (collectively, the “Corporation”).
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

Business Developments
During 2008 and the first half of 2009, a weak global economic environment caused higher than normal volatility in the capital and financial markets. During the second half of 2009, the economy started to show signs of improvement and this trend has continued through the first six months of 2010. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should improve as well. It remains difficult to forecast when future exits will happen, or if the portfolio companies will have sufficient capital to remain viable while their respective markets improve.
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

Financial Condition
Overview:

	6/30/10	12/31/09	Decrease	% Decrease
Total assets	$34,212,202	$35,631,371	$(1,419,169)	(4.0%)
Total liabilities	11,829,326	12,425,490	(596,164)	(4.8%)

Net assets	$22,382,876	$23,205,881	$(823,005)	(3.5%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	6/30/10	12/31/09	(Decrease)	(Decrease)
Investments, at cost	$17,600,827	$14,767,920	$2,832,907	19.2%
Unrealized appreciation, net	8,785,066	9,528,225	(743,159)	(7.8%)

Investments at fair value	$26,385,893	$24,296,145	$2,089,748	8.6%

The change in investments, at cost, is comprised of the following:

Amount
New Investments:
Microcision LLC (Microcision)	$850,000
Mid America Brick (Mid America)	800,000
GridApp Systems, Inc. (GridApp)	480,000
Rheonix, Inc. (Rheonix)	250,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	200,000

Total of new investments made during the six months ended June 30, 2010	$2,580,000

Changes to Investments:
EmergingMed.com, Inc (Emerging Med) interest conversion	$216,712
Microcision interest conversion	27,048
Niagara Dispensing interest conversion	22,752
Mezmeriz, Inc (Mezmeriz) interest conversion	21,509
Carolina Skiff LLC (Carolina Skiff) interest conversion	18,861
SOMS Technologies, LLC (SOMS) interest conversion	15,897
GridApp interest conversion	1,774

Total of changes to investments made during the six months ended June 30, 2010	$324,553

Investment Repayments:
Gemcor II, LLC (Gemcor)	(71,646)

Total of investment repayments during the six months ended June 30, 2010	(71,646)

Total change in investments, at cost, during the six months ended June 30, 2010	$2,832,907

Net asset value (NAV) per share was $3.28/share at June 30, 2010 versus $3.40/share at December 31, 2009.
The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 118% and 105% of net assets at June 30, 2010 and December 31, 2009, respectively.
Cash and cash equivalents approximated 26% of net assets at June 30, 2010 compared to 41% at December 31, 2009.
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
Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

			Increase	% Increase
	June 30, 2010	June 30, 2009	(Decrease)	(Decrease)
Interest from portfolio companies	$334,006	$287,523	$46,483	16.2%
Interest from other investments	9,189	12,294	(3,105)	(25.3%)
Dividend and other investment income	36,291	384,271	(347,980)	(90.6%)
Other income	7,328	15,166	(7,838)	(51.7)%

Total investment income	$386,814	$699,254	$(312,440)	(44.7%)

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
After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
APF	8%	$631,547	2009
Associates Interactive LLC (Associates)	8%	293,518	2009
Golden Goal LLC	13%	675,652	2009
G-Tec Natural Gas Systems (G-Tec)	8%	400,000	2004
UStec, Inc. (Ustec)	5%	100,000	2006
WineIsIt.com (Wineisit)	10%	801,918	2005
Interest from other investments — The decrease in interest from other investments is primarily due to lower market interest rates in the current year. The cash balance at June 30, 2010 and 2009 was $5,852,822 and $1,875,944, respectively.
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

Dividend income for the six months ended June 30, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $32,191 and Gemcor II, LLC (Gemcor) for $4,100. Dividend income for the six months ended June 30, 2009 consisted of distributions from Gemcor for $366,526 and from Somerset for $17,745.
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
The income associated with the amortization of financing fees was $1,328 and $4,167 for the six months ended June 30, 2010 and 2009, respectively. The annualized financing fee income based on the existing portfolio will be approximately $1,050 for the remainder of 2010 and $700 in 2011.
The income associated with board attendance fees was $6,000 and $11,000 for the six months ended June 30, 2010 and 2009, respectively.
Operating Expenses
Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

	June 30, 2010	June 30, 2009	Increase	% Increase

Total Expenses	$864,238	$856,254	$7,984	0.9%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
The small increase in operating expenses during the six months ended June 30, 2010 can be attributed to the 17% or $40,580 increase in SBA interest expense associated with the additional $1,900,000 in debenture instruments originated in December 2009 and January 2010.
Net Realized Gains and Losses on Investments
There were no realized gains or losses during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Corporation recognized a net realized loss of ($31,271) on the sale of 35,500 shares of Photonic stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net decrease in unrealized appreciation on investments of ($743,162) during the six months ended June 30, 2010 and a decrease of ($880,324) during the six months ended June 30, 2009.

The decrease in unrealized appreciation of ($743,162) for the six months ended June 30, 2010 was comprised of the following items:

June 30, 2010
SOMS	$55,313
Photonics Products Group, Inc (Photonics)	1,525
Innov-X Systems, Inc. (Innovex)	(700,000)
Niagara Dispensing	(100,000)

Total change in net unrealized appreciation during the six months ended June 30, 2010	$(743,162)

In accordance with its valuation policy, the Corporation increased the value of its holdings in SOMS based on a significant equity financing in June 2010 by a new non-strategic outside investor that resulted in a higher valuation for this portfolio company.
Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
The Corporation reduced the valuation of its common equity holdings in Innovex by ($700,000) during the six months ended June 30, 2010. The price/share valuation was based on a pending sale of Innovex to Olympus NDT Corporation. After this valuation change, the Innovex investment is valued at $5,600,000, which is $4,350,000 over the cost basis of $1,250,000. The sale was completed on July 1, 2010 and the Corporation will recognize a realized gain in the third quarter of 2010.
The Niagara Dispensing investment was written down an additional $100,000 during the six months ended June 30, 2010 after a review by the Corporation’s management of the company’s financials and an analysis the liquidation preferences of senior securities.
The decrease in unrealized appreciation of ($880,324) for the six months ended June 30, 2009 was comprised of the following items:

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
The Corporation’s investment in Niagara Dispensing was written down by $168,702 during the second quarter of June 30, 2009 based on a financial analysis of the pricing of a subsequent financing by an outside investor.
All of these value adjustments are determined by management and approved by the Board of Directors using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net decrease in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2010, the net decrease in net assets from operations was ($823,005) as compared to a net decrease in net assets from operations of ($678,657) for the same six month period in 2009. The decrease for the six months ending June 30, 2010 is a result of a ($309,640) net investment loss and a net decrease in unrealized appreciation, net of tax, of ($513,365). The decrease for the six months ending June 30, 2009 can be attributed to the net investment loss of ($89,879), the realized loss of ($31,271) and the unrealized loss, net of tax, of ($557,507).
Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of June 30, 2010 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $5,852,822.
Management expects that the cash and cash equivalents at June 30, 2010, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments and operating activities.
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
As of June 30, 2010 the Corporation did not have any off-balance sheet investments or hedging investments.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment management believes that, as of June 30, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.
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
Changes in Internal Control over Financial Reporting.
During the quarter ended June 30, 2010, no significant changes occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
See Part I, Item 1A, “Risk Factors,” of the 2009 Annual Report on Form 10-K for the year ended December 31, 2009. The Risk Factors from our 2009 report on Form 10-K remains applicable with the exception of the following additions:
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
Item 4. Removed and Reserved
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
Dated: August 10, 2010

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum Allen F. Grum, President

By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.

By:	/s/ Allen F. Grum Allen F. Grum, President

By:	/s/ Daniel P. Penberthy Daniel P. Penberthy, Treasurer