Form 10-Q
period 2010-09-30
RAND CAPITAL CORP
filed 2010-11-05
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 4, 2010 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of September 30, 2010 and December 31, 2009

	September 30,
	2010	December 31,
	(Unaudited)	2009

ASSETS
Investments at fair value (identified cost: 9/30/10 — $16,544,211; 12/31/09 — $14,767,920)	$21,079,929	$24,296,145
Cash and cash equivalents	10,125,367	9,417,236
Interest receivable (net of allowance — $209,089)	1,007,482	1,192,118
Other assets	1,693,700	725,872

Total assets	$33,906,478	$35,631,371

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$9,100,000
Income taxes payable	841,652	1,082,646
Deferred tax liability	376,846	1,809,000
Accounts payable and accrued expenses	520,473	431,233
Deferred revenue	1,258	2,611

Total liabilities	11,740,229	12,425,490

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(7,122,085)	(4,961,725)
Undistributed net realized gain on investments	15,208,889	10,897,390
Net unrealized appreciation on investments	2,858,558	6,049,329
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 9/30/10 — $3.25, 12/31/09 — $3.40)	22,166,249	23,205,881

Total liabilities and stockholders’ equity (net assets)	$33,906,478	$35,631,371

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Investment income:
Interest from portfolio companies	$189,915	$123,912	$523,921	$411,435
Interest from other investments	6,770	2,633	15,959	14,927
Dividend and other investment income	26,220	166,820	62,511	551,091
Other income	4,525	5,250	11,853	20,416

	227,430	298,615	614,244	997,869

Operating expenses:
Salaries	495,050	311,500	725,150	535,265
Employee benefits	26,802	29,408	110,939	95,503
Directors’ fees	15,750	10,750	73,500	65,250
Professional fees	27,573	47,452	118,264	186,471
Stockholders and office operating	24,701	24,952	96,625	110,848
Insurance	9,656	14,491	29,476	39,919
Corporate development	15,584	13,270	39,351	37,645
Other operating	2,977	2,904	11,005	7,633

	618,093	454,727	1,204,310	1,078,534
Interest on SBA obligations	143,151	127,007	427,155	370,431
Bad debt expense (recovery)	—	50,844	(5,983)	39,867

Total expenses	761,244	632,578	1,625,482	1,488,832

Investment (loss) before income taxes	(533,814)	(333,963)	(1,011,238)	(490,963)

Current income tax (benefit)	(345,261)	(83,987)	(491,117)	52,075
Deferred income tax expense (benefit)	125,298	21,419	103,370	(170,615)

Net investment (loss)	(313,851)	(271,395)	(623,491)	(372,423)

Realized and unrealized gain (loss) on investments:
Realized gain (loss) on sales and dispositions	4,311,499	(705,030)	4,311,499	(736,301)
Income tax expense (benefit)	1,536,869	(244,710)	1,536,869	(255,859)

Net realized gain (loss) on investments	2,774,630	(460,320)	2,774,630	(480,442)
Unrealized appreciation on investments:
Beginning of period	8,785,064	12,859,507	9,528,226	13,739,831
End of period	4,535,718	14,051,907	4,535,718	14,051,907

Change in unrealized appreciation before income taxes	(4,249,346)	1,192,400	(4,992,508)	312,076
Deferred income tax (benefit) expense	(1,571,940)	427,291	(1,801,737)	104,474

Net (decrease) increase in unrealized appreciation	(2,677,406)	765,109	(3,190,771)	207,602

Net realized and unrealized gain (loss) on investments	97,224	304,789	(416,141)	(272,840)

Net (decrease) increase in net assets from operations	$(216,627)	$33,394	$(1,039,632)	$(645,263)

Weighted average shares outstanding	6,818,934	6,018,406	6,818,934	6,026,555
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.03)	$0.01	$(0.15)	$(0.11)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net decrease in net assets from operations	$(1,039,632)	$(645,263)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	31,168	26,736
Change in interest receivable allowance	—	86,272
Decrease (increase) in unrealized appreciation of investments	4,992,508	(312,076)
Deferred tax benefit	(1,432,154)	(322,000)
Realized (gain) loss on portfolio investments	(4,311,499)	736,301
Payment in kind, interest accrued	—	(31,850)
Non-cash conversion of debenture interest	(342,897)	(25,657)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	184,636	(278,930)
(Increase) decrease in other assets	(14,206)	118,222
Increase in prepaid income taxes	—	(174,331)
Decrease in income taxes payable	(240,994)	(98,723)
Increase in accounts payable and accrued expenses	89,240	78,066
Decrease in deferred revenue	(1,353)	(16,432)

Total adjustments	(1,045,551)	(214,402)

Net cash used in operating activities	(2,085,183)	(859,665)

Cash flows from investing activities:
Investments originated	(2,830,000)	(1,430,309)
Proceeds from sale of portfolio investments	4,655,379	67,448
Proceeds from loan repayments	90,606	50,057
Capital expenditures	(846)	—

Net cash provided (used)by investing activities	1,915,139	(1,312,804)

Cash flows from financing activities:
Proceeds from SBA debenture	900,000	—
Origination costs to SBA	(21,825)	—
Issuance of common stock	—	3,735,642

Net cash provided by financing activities	878,175	3,735,642

Net increase in cash and cash equivalents	708,131	1,563,173

Cash and cash equivalents:
Beginning of period	9,417,236	2,757,653

End of period	$10,125,367	$4,320,826

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net assets at beginning of period	$22,382,876	$19,548,309	$23,205,881	$20,226,966

Net investment loss	(313,851)	(271,395)	(623,491)	(372,423)
Net realized gain (loss) on investments	2,774,630	(460,320)	2,774,630	(480,442)
Change in unrealized appreciation before income taxes	(4,249,346)	1,192,400	(4,992,508)	312,076
Deferred income tax (benefit) expense	(1,571,940)	427,291	(1,801,737)	104,474

(Decrease) increase in unrealized appreciation on investments (net of tax benefit)	(2,677,406)	765,109	(3,190,771)	207,602

Net (decrease) increase in net assets from operations	(216,627)	33,394	(1,039,632)	(645,263)
Issuance of common stock	—	3,735,642	—	3,735,642

Net assets at end of period	$22,166,249	$23,317,345	$22,166,249	$23,317,345

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2010
(Unaudited)

		(b)				Per
Company, Geographic Location,		Date	(c)		(d)(f)	Share
Business Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (k)

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	$121,509	$121,509	$.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	3%	753,000	889,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	2%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$2,943,085	$5,965,258	$.87

Affiliate Investments: (l)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest. (j) Interest receivable $934,744.	1/30/04	7%	$1,500,000	$1,500,000	$.22

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,045	675,045	.10

GridApp Systems, Inc. (g) New York, NY. Provider of database automation software that helps businesses gain control of their heterogeneous database applications through a centralized software console. (Software) www.gridapp.com	1,309,375 Series A-1 preferred shares. 8% liquidating dividend. 584,480 common shares	11/25/08	14%	1,577,708	1,577,708	.23

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2010 (Continued)
(Unaudited)

		(b)				Per
Company, Geographic Location,		Date	(c)		(d)(f)	Share
Business Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,558,896	1,558,896	.23

Mid America Brick (g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19.5%	800,000	800,000	.12

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.niagaradispensing.com	202,081 Series B preferred stock. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. (e) $300,000 promissory note at 6%, 8% deferred interest due July 30, 2011. $200,000 secured convertible note at 14% due February 19, 2012. Warrants for 190,561 class A common stock. Warrants for 110,672 Series B preferred stock.	3/8/06	14%	1,829,113	1,000,000	.15

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	4,808,224 Series B membership units.	12/2/08	11.7%	370,687	426,404	.06

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	4%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$9,249,613	$8,741,053	$1.29

Control Investments (m) Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	$933,277	$6,133,277	$.90

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	21.6%	400,000	100,000	.01

Subtotal Control Investments				$1,333,277	$6,233,277	$.91

Other Investments (a)(i)	Various			$3,018,236	$140,341	$.02

	Total portfolio investments			$16,544,211	$21,079,929	$3.09

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2010 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At September 30, 2010 restricted securities represented 99% of the value of the investment portfolio. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than <$100,000 are included in “Other Investments”.
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
(d) The Corporation primarily uses the SBA’s valuation guidelines for SBIC’s which describes the policies and procedures used in valuing investments. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company. On a consolidated basis the Corporation uses Accounting Standards Codification (ASC) 820 which defines fair value and establishes guidelines for measuring fair value. ASC 820 designates the Corporation’s investments primarily as “Level 3” assets due to their privately held restricted nature.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) Income Tax Information — As of September 30, 2010, the total cost of investment securities approximated $16.5 million. Net unrealized appreciation was approximately $4.5 million, which was comprised of $8.5 million of unrealized appreciation of investment securities and $4.0 million related to unrealized depreciation of investment securities.
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

Rand Capital Corporation and Subsidiary
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)
Note 1. ORGANIZATION
Rand Capital Corporation (“Rand”) was incorporated under the laws of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company was continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion will describe the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).
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
Although Rand SBIC is operated as if it were a BDC, it is currently registered as an investment company under the 1940 Act. If the Corporation receives the exemptions described above, Rand SBIC intends to promptly file an election to be regulated as a BDC under the 1940 Act.
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending September 30, 2010 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2009
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2010, March 31, 2010 and September 30, 2009
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $25,867 for the nine months ended September 30, 2010, compared to $20,987 for the nine months ended September 30, 2009.
SBA Leverage — During the nine months ended September 30, 2010 the Corporation drew down the remaining $900,000 in SBA leverage and has a total of $10,000,000 in outstanding SBA leverage at September 30, 2010.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information — Income taxes paid, net of refunds received, during the nine months ended September 30, 2010 and 2009 amounted to $1,020,533 and $325,129, respectively. Interest paid during the nine months ended September 30, 2010 and 2009 amounted to $513,953 and $472,281, respectively. The Corporation converted $342,897 and $25,657 of interest receivable into investments during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 the Corporation recorded an escrow receivable of $962,120 in connection with the recognized gain on the sale of an investment and it is recorded in the other asset line on the consolidated financial statements.
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
Stockholders’ Equity (Net Assets) — At September 30, 2010 and December 31, 2009, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding stock on the open market at prices that are no greater than current net asset value through October 21, 2011. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Plan”). The Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of September 30, 2010, no stock options had been awarded under the Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002, the Corporation established a Profit Sharing Plan for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Profit Sharing Plan, the Corporation accrues a profit sharing amount equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of such policies. Any profit sharing paid cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. The Corporation has accrued $380,000 for estimated contributions to, or payments made under the Plan, during the nine months ended September 30, 2010. There were no payments under, or contributions to the Plan, for the nine months ended September 30, 2009. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the profit sharing plan which was paid during the first quarter of 2010.
Income Taxes — The Corporation follows ASC 740 when accounting for uncertainty in Income Taxes. ASC 740 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. ASC 740 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

There was an adjustment to the liability recorded for uncertain tax positions in the nine months ended September 30, 2010. The New York State Department of Revenue completed an audit of the Corporation’s New York corporate income tax returns in the second quarter of 2010 for the years ended December 31, 2005 through 2007. There was a liability of $23,000 previously recorded to cover potential taxes and penalties and interest from uncertain tax positions on these New York returns. The audit was settled and the additional liability was $13,190. The liability recorded for uncertain tax positions was reduced accordingly. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the nine months ended September 30, 2010 and 2009.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009.
Concentration of Credit Risk — At September 30, 2010 Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor) and GridApp Systems, Inc (GridApp) represent 37%, 25% and 10%, respectively, of the fair value of the Corporation’s investment portfolio.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted Accounting Standards Codification (ASC) 820.

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
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$433,277			$433,277

Debt investments	3,300,269			3,300,269

Equity investments	17,346,383	$30,500		17,315,883

Total Venture Capital Investments	$21,079,929	$30,500	$0	$21,049,429

		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$24,296,145	$30,498	$0	$24,265,647

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations
Bioworks Inc. (Bioworks)			(49,830)	(49,830)
Innov-X Systems Inc (Innovex)			4,361,329	4,361,329

Unrealized gains or losses included in net change in net assets from operations
Bioworks			56,000	56,000
GridApp Systems Inc. (GridApp)			295,935	295,935
Innovex			(5,050,000)	(5,050,000)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)			(350,162)	(350,162)
SOMS Technologies, LLC (SOMS)			55,717	55,717
Purchases of Securities
EmergingMed.com, Inc. (Emerging Med)		216,712		216,712
GridApp			481,774	481,774
Mezmeriz, Inc. (Mezmeriz)			21,509	21,509
Microcision LLC (Microcision)		900,087		900,087
Mid America Brick (Mid America)			800,000	800,000
Niagara Dispensing		236,919		236,919
Rheonix, Inc. (Rheonix)			500,000	500,000
SOMS		15,897		15,897
Repayments of Securities
Bioworks			(6,170)	(6,170)
Gemcor II, LLC (Gemcor)	(54,827)	(35,779)		(90,606)
Innovex		(250,000)	(5,361,329)	(5,611,329)

Transfers within Level 3		(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, September 30, 2010, of Level 3 Assets	$433,277	$3,300,269	$17,315,883	$21,049,429

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(4,992,508)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on sales and dispositions	4,311,499

Change in unrealized gains or losses relating to assets still held at reporting date	$(681,009)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
Beginning Balance, December 31, 2008, of Level 3 Assets		$28,014,282
Realized Gains or Losses included in net change in net assets from operations
Rocket Broadband		$(705,030)

Unrealized gains or losses included in net change in net assets from operations		—
Associates Interactive, LLC (Associates)	(293,518)
APF Group, Inc. (APF)	(324,213)
Adampluseve, Inc. (Adampluseve)	(65,341)
Golden Goal LLC (Golden Goal)	(400,000)
G-TEC Natural Gas Systems (G-Tec)	(98,000)
Innov-X Systems, Inc. (Innovex)	(2,711,700)
Kionix, Inc. (Kionix)	3,637,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	(168,702)
Rocket Broadband realized loss	715,000	$290,526

Purchases of Securities
Associates	43,518
APF	24,212
Golden Goal	38,238
GridApp Systems Inc. (GridApp)	331,850
Innovex	250,000
Microcision LLC (Microcision)	500,000
Niagara Dispensing	300,000	$1,487,818

Repayments of Securities
Gemcor II, LLC (Gemcor)	(50,058)
Rocket Broadband	(9,970)	$(60,028)

Transfers in or out of Level 3		—

Ending Balance, September 30, 2009, of Level 3 Assets		$29,027,568

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		$290,526

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:
Net Gain (Loss) on Sales and Dispositions		$(705,030)

Change in unrealized gains or losses relating to assets still held at reporting date		$(414,504)

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	Nine months ended	Year ended
	September 30, 2010	December 31,
	(Unaudited)	2009
Income from investment operations (1):
Investment income	$0.09	$0.28
Expenses	0.24	0.30

Investment (loss) before income taxes	(0.15)	(0.02)
Income tax (benefit)	(0.06)	(0.01)

Net investment (loss)	(0.09)	(0.01)
Issuance of common stock	—	0.61
Net realized and unrealized (loss) on investments	(0.06)	(0.11)

(Decrease) increase in net asset value	(0.15)	0.49
Net asset value, beginning of period, based on weighted average shares	3.40	3.54

Net asset value, end of period, based on weighted average shares	$3.25	$4.03

Per share market price, end of period	$3.38	$3.98

Total return based on market value	(15.08)%	13.71%
Total return based on net asset value	(4.48)%	(3.74)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	7.17%	8.52%
Ratio of expenses including taxes to average net assets	5.46%	8.35%
Ratio of net investment loss to average net assets	(2.75)%	(0.29)%
Portfolio turnover	12.5%	11.3%
Net assets, end of period	$22,166,249	$23,205,881
Weighted average shares outstanding, end of period	6,818,934	6,115,081

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

Business Developments
During 2008 and the first half of 2009, a weak global economic environment caused higher than normal volatility in the capital and financial markets. During the second half of 2009, the economy started to show signs of improvement and this trend has continued through the first nine months of 2010. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should improve as well. It remains difficult to forecast when future exits will happen, or if the portfolio companies will have sufficient capital to remain viable while their respective markets improve.
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

Financial Condition
Overview:

	9/30/10	12/31/09	Decrease	% Decrease
Total assets	$33,906,478	$35,631,371	$(1,724,893)	(4.8%)
Total liabilities	11,740,229	12,425,490	(685,261)	(5.5%)

Net assets	$22,166,249	$23,205,881	$(1,039,632)	(4.5%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			Increase	% Increase
	9/30/10	12/31/09	(Decrease)	(Decrease)
Investments, at cost	$16,544,211	$14,767,920	$1,776,291	12.0%
Unrealized appreciation, net	4,535,718	9,528,225	(4,992,507)	(52.4%)

Investments at fair value	$21,079,929	$24,296,145	$(3,216,216)	(13.2%)

The change in investments, at cost, is comprised of the following:

Investments:	Amount
Microcision LLC (Microcision)	$850,000
Mid America Brick (Mid America)	800,000
Rheonix, Inc. (Rheonix)	500,000
GridApp Systems, Inc. (GridApp)	480,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	200,000

Total of investments made during the nine months ended September 30, 2010	$2,830,000

Changes to Investments:
EmergingMed.com, Inc (Emerging Med) interest conversion	$216,712
Microcision interest conversion	50,087
Niagara Dispensing interest conversion	36,918
Mezmeriz, Inc (Mezmeriz) interest conversion	21,509
SOMS Technologies, LLC (SOMS) interest conversion	15,897
GridApp interest conversion	1,774

Total of changes to investments made during the nine months ended September 30, 2010	$342,897

Investment Repayments:
Innov-X Systems Inc (Innovex)	$(1,250,000)
Gemcor II, LLC (Gemcor)	(90,606)
Bioworks, Inc.	(56,000)

Total of investment repayments during the nine months ended September 30, 2010	$(1,396,606)

Total change in investments, at cost, during the nine months ended September 30, 2010	$1,776,291

Net asset value (NAV) per share was $3.25/share at September 30, 2010 versus $3.40/share at December 31, 2009.

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 95% and 105% of net assets at September 30, 2010 and December 31, 2009, respectively.
Cash and cash equivalents approximated 46% of net assets at September 30, 2010 compared to 41% at December 31, 2009.
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
Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

	September 30,	September 30,	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Interest from portfolio companies	$523,921	$411,435	$112,486	27.3%
Interest from other investments	15,959	14,927	1,032	6.9%
Dividend and other investment income	62,511	551,091	(488,580)	(88.7%)
Other income	11,853	20,416	(8,563)	(41.9)%

Total investment income	$614,244	$997,869	$(383,625)	(38.4%)

Interest from portfolio companies — The portfolio interest income increase is due to the origination of new debenture instruments from Carolina Skiff, Gemcor and Niagara Dispensing in late 2009.
After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
APF Group, Inc. (APF)	8%	$631,547	2009
Associates Interactive LLC (Associates)	8%	293,518	2009
Golden Goal LLC (Golden Goal)	13%	675,652	2009
G-Tec Natural Gas Systems (G-Tec)	8%	400,000	2004
WineIsIt.com (Wineisit)	10%	801,918	2005
Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances in the current year. The cash balance at September 30, 2010 and 2009 was $10,125,367 and $4,320,826, respectively.
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

Dividend income for the nine months ended September 30, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $32,191 and Gemcor II, LLC (Gemcor) for $30,320. Dividend income for the nine months ended September 30, 2009 consisted of distributions from Gemcor for $526,526 and from Somerset for $24,565.
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
The income associated with the amortization of financing fees was $1,853 and $5,417 for the nine months ended September 30, 2010 and 2009, respectively. The annualized financing fee income based on the existing portfolio will be approximately $525 for the remainder of 2010 and $700 in 2011.
The income associated with board attendance fees was $10,000 and $15,000 for the nine months ended September 30, 2010 and 2009, respectively.
Operating Expenses
Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

	September 30, 2010	September 30, 2009	Increase	% Increase

Total Expenses	$1,625,482	$1,488,832	$136,650	9.2%
Operating expenses predominately consist of interest expense on SBA obligations, employee compensation and benefits, directors’ fees, shareholder related costs, office expenses, professional fees, and expenses related to identifying and reviewing investment opportunities.
The increase in operating expenses during the nine months ended September 30, 2010 is comprised primarily of a 35% or $189,885 increase in salary expense and the 15% or $56,724 increase in SBA interest expense. Salary expense increased due to the accrual of $380,000 in profit sharing obligations for the nine months ended September 30, 2010 versus a $200,000 profit sharing accrual for the same period in 2009. SBA interest expense increased due to the additional $1,900,000 in debenture instruments originated in December 2009 and January 2010. These expense increases are offset by the 37% or $68,207 decrease in professional fees and the 115% or $45,850 decrease in bad debt expense. Professional fees were higher in the prior year because the Corporation incurred more expense related to compliance with SEC rules regarding the Corporation’s operating structure.
Net Realized Gains and Losses on Investments
The Corporation sold its investment in Innov-X Systems, Inc. to Olympus NDT Corporation on July 1, 2010 and received approximately $5.6 million in net proceeds from its debt and equity repayment. The Corporation recognized a realized gain from the sale of its equity securities of $4,361,329 million of which $962,120 was not received in cash and held in escrow. This escrow holdback is recorded in “Other Assets” on the Balance Sheet and expected to be received in January 2012. In addition, the Corporation sold its investment in Bioworks, Inc. and recognized a $49,830 realized loss.

During the nine months ended September 30, 2009, the Corporation recognized a net realized loss of ($736,301) comprised of a realized loss of ($705,030) on Rocket Broadband Networks Inc. (Rocket Broadband) and a loss of ($31,271) on the sale of 35,500 shares of Photonic Products Group, Inc (Photonic) stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net decrease in unrealized appreciation on investments of ($4,992,508) during the nine months ended September 30, 2010 and an increase of $312,076 during the nine months ended September 30, 2009.
The decrease in unrealized appreciation of ($4,992,508) for the nine months ended September 30, 2010 was comprised of the following items:

September 30,
2010
GridApp Systems, Inc.	$295,935
Bioworks, Inc.	56,000
SOMS	55,717
Photonics Products Group, Inc (Photonics)	2
Niagara Dispensing	(350,162)
Innov-X Systems, Inc. (Innovex)	(5,050,000)

Total change in net unrealized appreciation during the nine months ended September 30, 2010	$(4,992,508)

The Corporation’s removed the unrealized depreciation on the GridApp investment and the security is now valued at cost. This increase in value is based on a review of GridApp’s financial and sales performance, its net distribution model and the recent fundraising in 2010.
In accordance with its valuation policy, the Corporation increased the value of its holdings in SOMS based on a significant equity financing in June 2010 by a new, non-strategic outside investor.
Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
The Corporation removed the unrealized appreciation on Innovex and its unrealized depreciation on Bioworks due to the sale of the securities.
The Niagara Dispensing investment was written down an additional $350,162 during the nine months ended September 30, 2010 after a review by the Corporation’s of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities.
The net increase in unrealized appreciation on investments before income taxes of $312,076 during the nine months ended September 30, 2009 was comprised of the following items:

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

The Corporation revalued its shares in Kionix during the third quarter as the portfolio company announced that a definitive letter of agreement has been executed for the sale of the company to Japanese chipmaker Rohm Co Ltd. The company was sold November 2009.
During the third quarter of 2009, the Corporation reduced the valuation of its common equity holdings in Innovex by ($2,711,700) due to changes in the mergers and acquisition market for similar companies. Innovex successfully completed a $4.5 million subordinated debt financing with warrants led by a Massachusetts based institutional mezzanine investor during the second quarter 2009, and the Corporation participated in the financing round with a $250,000 investment.
The Corporation sold 35,500 shares of Photonic stock during the nine months ended September 30, 2009.
The Golden Goal investment was written down to zero due to the weakening financial condition of the company and the Corporation’s management belief that the long term sustainability of the business is questionable.
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
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2010, the net decrease in net assets from operations was ($1,039,632) as compared to a net decrease in net assets from operations of ($645,263) for the same nine month period in 2009. The decrease for the nine months ending September 30, 2010 is a result of a ($623,491) net investment loss and a net realized and unrealized appreciation decrease, net of tax, of ($416,141). The decrease for the nine months ended September 30, 2009 can be attributed to the net investment loss of ($372,423), the net realized and unrealized loss, net of tax, of ($272,840).

Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of September 30, 2010 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $10,125,367.
Management expects that the cash and cash equivalents at September 30, 2010, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of funds available for new investments and operating activities.
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
As of September 30, 2010 the Corporation did not have any off-balance sheet investments or hedging investments.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment management believes that, as of September 30, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting.
During the quarter ended September 30, 2010, no significant changes occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 4, 2010

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer