Form 10-K
period 2010-12-31
RAND CAPITAL CORP
filed 2011-03-14
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 814-00235

Rand Capital Corporation
(Exact name of registrant as specified in its charter)

New York (State or Other Jurisdiction of Incorporation or organization)	16-0961359 (IRS Employer Identification No.)

2200 Rand Building, Buffalo, NY (Address of Principal executive offices)	14203 (Zip Code)

Registrant’s telephone number, including area code): (716) 853-0802

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.10 par value	NASDAQ Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $17,062,848 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 7, 2011 there were 6,818,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2011 are incorporated by reference into certain sections of Part III herein.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.	Business

Corporation Formation

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). On August 16, 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company was continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debenture instruments. The Corporation invests in a mixture of debenture and equity instruments. The debt securities typically have an equity component in the form of stock, warrants, options to acquire stock or the right to convert the debt securities into stock. Rand SBIC has been the primary investment vehicle since its formation and it is anticipated that will continue to be the case in 2011. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of directors’ seat, to the portfolio companies in which it invests.

The Corporation operates as an internally managed investment company whereby its officers and employees conduct its operations under the general supervision of its Board of Directors. It has not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

The Corporation’s is listed on the NASDAQ Capital Market under the symbol “Rand .”

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

(3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress. Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.”

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed on or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and not acquiring securities from the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2010 the Corporation was in compliance with this rule.

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

On May 28, 2002, Rand and the predecessor SBIC subsidiary filed an initial Exemption Application with the SEC seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extensive discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.

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

Following this merger, on February 26, 2009, the Corporation filed a new Exemption Application with the SEC which was amended on August 5, 2009. As amended, the exemption application seeks an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:

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

Regulation of the SBIC Subsidiary

SBA Lending Restrictions

The SBA licenses SBICs as part of a program designed to stimulate the flow of private debt and/or equity capital to small businesses. SBICs use funds borrowed from the SBA, together with their own capital, to provide loans to, and make equity investments in, concerns that:

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

In addition, at the end of each fiscal year, an SBIC must have at least 20% (in total dollars) invested in “Smaller Enterprises.” The SBA defines “Smaller Enterprises” as concerns that:

(a) do not have a net worth in excess of $6 million and have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million, or

(b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged.

The Corporation complied with this requirement since the inception of the SBIC subsidiary.

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

The Corporation paid a total of $119,000 to the SBA to reserve $10,000,000 of approved debenture leverage as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. When the original SBA commitment expired on December 31, 2008, Rand SBIC re-applied to the SBA for the remaining $1,900,000 in leverage and received approval of its application in October 2009 and paid the SBA a commitment fee of $19,000 to reserve the remaining $1,900,000 in debenture leverage. The Corporation drew down $1,000,000 in leverage and paid the related leverage fees of $24,250 during the fourth quarter of 2009 and drew down the remaining $900,000 and paid the related leverage fees of $21,825 during the first quarter of 2010. The total leverage was $10,000,000 at December 31, 2010.

SBA debentures are issued with 10-year maturities. Interest only is payable semi-annually until maturity. Ten-year SBA debentures may be prepaid with a penalty during the first 5 years, and then are pre-payable without penalty. SBA debentures originated in 2009 and thereafter may be prepaid without penalty. Rand initially capitalized Rand SBIC with $5 million in Regulatory Capital. Regulatory Capital is defined by the SBA as private capital, excluding non-cash assets, contributed to a SBIC licensee. The Corporation expects to use Rand SBIC as its primary investment vehicle.

Employees

As of December 31, 2010, the Corporation had four employees.

Item 1A.	Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

All of the Corporation’s portfolio investments are private securities and are not publicly traded. There is typically no public market for securities of the small privately held companies in which the Corporation invests. Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

The Corporation’s Portfolio Investments are Illiquid

Most of the investments of the Corporation are or will be either equity securities or subordinated debt securities acquired directly from small companies. The Corporation’s portfolio of equity and debt securities is, and will usually be, subject to restrictions on resale and has no established trading market. The illiquidity of most of the Corporation’s portfolio may adversely affect the ability of the Corporation to dispose of the securities at times when it may be advantageous for the Corporation to liquidate investments.

Investing in Private Companies involves a High Degree of Risk

The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will likely appear to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments.

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

The Corporation is Subject to Risks Created by Borrowing Funds from the SBA

The Corporation’s liabilities may include large amounts of debt securities issued through the SBA which have fixed interest rates. Until and unless the Corporation is able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, the Corporation’s operating results may be adversely affected which may, in turn, depress the market price of the Corporation’s common stock.

The Corporation is Dependent Upon Key Management Personnel for Future Success

The Corporation is dependent on the skill, diligence, and the network of business contacts of its two senior officers, Allen F. Grum and Daniel P. Penberthy, for the selection, structuring, closing, monitoring and valuation of its investments. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management. The departure of either of its senior officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

The Corporation’s Portfolio Has a Limited Number of Companies, and May be Subjected to Greater Risk if Any of These Companies Defaults

The Corporation’s portfolio investment values are concentrated in a small number of companies and as such, it may experience a significant loss in Net Asset Value if one or more of these companies perform poorly or go out of business. The unrealized or realized write down of any one of these companies could negatively impact the Corporation’s Net Asset Value.

The Corporation May be negatively Affected by Adverse Changes in the General Economic Conditions of the Domestic and Global Markets

During 2008 and portions of 2009 the global economy experienced a recession. This economic downturn had and may continue to have an impact on the Corporation’s portfolio companies and the overall financial condition of the Corporation. The portfolio companies may experience residual effects from this financial crisis and not be able to repay their debt instruments to the Corporation, which could have a material adverse effect on Net Asset Value or the Corporation.

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

Not applicable.

Item 2.	Properties

The Corporation maintains its offices at 2200 Rand Building, Buffalo, New York 14203, where it leases approximately 1,300 square feet of office space pursuant to a lease agreement that expires December 31, 2015. The Corporation believes that its leased facilities are adequate to support its current staff and expected future needs.

Item 3.	Legal Proceedings

None.

Item 4.	Removed and Reserved

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2010 Quarter ending:	High	Low

March 31st	$3.84	$3.20
June 30th	$3.77	$3.00
September 30th	$3.39	$2.70
December 31st	$3.80	$2.97

2009 Quarter ending:	High	Low

March 31st	$4.00	$3.19
June 30th	$4.15	$2.97
September 30th	$3.95	$3.15
December 31st	$4.05	$3.54

Except as reported in the Corporation’s Form 8-K Report dated September 1, 2009, the Corporation did not sell any securities during the period covered by this report that were not registered under the Securities Act. The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the coming fiscal year.

Profit Sharing and Stock Option Plans

In July 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2010, no stock options had been awarded under the Option Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation accrues a profit sharing amount equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between Rand’s two executive officers, who are fully vested in the Plan. The Corporation has accrued $531,602 for estimated contributions to, or payments made under the Plan, for the year ended December 31, 2010. Additionally, the Corporation has accrued $53,032 in estimated contributions to the Plan related to an escrow receivable and this amount will be paid when the escrow is collected. The associated benefits on these profit sharing amounts have been accrued as of December 31, 2010. It is expected that $531,602 of this accrual will be paid in the first quarter of 2011. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan which was paid during the first quarter of 2010.

Shareholders of Record

On March 7, 2011 the Corporation had a total of 816 shareholders, which included 115 record holders of its common stock, and an estimated 701 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

The Board of Directors has authorized the repurchase of up to 340,947 shares of the Corporation’s outstanding Common Stock on the open market at prices that are no greater than current net asset value through October 21, 2011. During 2003 and 2002 the Corporation purchased 44,100 shares of its Common Stock for a total cost of $47,206. No additional shares have been repurchased since 2003.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s Common Stock, the NASDAQ Market Index, and a Peer Group, assuming a base index of $100 at the end of 2005. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDING

COMPANY/INDEX/MARKET	2005	2006	2007	2008	2009	2010
Rand Capital Corporation	$100.00	$261.19	$268.51	$261.19	$297.01	$241.04
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
Peer Group Index	$100.00	$132.25	$94.96	$38.19	$67.87	$97.90

The peer group is comprised of the following companies:
Ameritrans Capital Corp (NasdaqCM:AMTC)
Gladstone Investment Corporation (NasdaqGS:GAIN)
Harris & Harris Group, Inc. (NasdaqGM:TINY)
Hercules Technology Growth Capital, Inc. (NasdaqGS: HTGC)
Main Street Capital Corporation (NasdaqGS: MAIN)
MCG Capital Corporation (NasdaqGS:MCGC)
Triangle Capital Corporation (NasdaqGM: TCAP)

The Corporation selected the Peer Group on the basis of its belief that the seven issuers in the group are closed end investment companies that have elected to be regulated as BDC’s and have investment objectives that are similar to those of the Corporation, and that among publicly traded companies that have those attributes, they are relatively similar in size to the Corporation.

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

Balance Sheet Data as of December 31:

	2010	2009	2008	2007	2006

Total assets	$35,091,260	$35,631,371	$32,228,797	$32,722,151	$29,463,944
Total liabilities	$12,040,442	$12,425,490	$12,001,831	$12,904,328	$12,681,539
Net assets	$23,050,818	$23,205,881	$20,226,966	$19,817,823	$16,782,405
Net asset value per outstanding share	$3.38	$3.40	$3.54	$3.47	$2.93
Common stock shares outstanding	6,818,934	6,818,934	5,718,934	5,718,934	5,718,934

Operating Data for the year ended December 31:

	2010	2009	2008	2007	2006

Investment income	$847,283	$1,749,525	$1,757,003	$2,302,870	$1,326,962
Total expenses	$2,367,911	$1,850,113	$1,721,555	$1,650,947	$1,519,184
Net investment (loss) gain	$(973,189)	$(63,878)	$135,689	$398,703	$(1,264,802)
Net realized gain (loss) on sales and dispositions of investments, net of tax	$3,222,688	$2,007,974	—	$(42,045)	$3,456,441
Net (decrease) increase in unrealized appreciation, net of tax	$(2,404,562)	$(2,683,516)	$273,454	$2,362,507	$5,974,832
Net (decrease) increase in net assets from operations	$(155,063)	$(739,420)	$409,143	$2,719,165	$8,166,471

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Rand Capital Corporation (“Rand”) was incorporated under the law of New York on February 24, 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).

The Corporation anticipates that most, if not all, of its investments in the next year will be originated through Rand SBIC.

The Corporation’s primary business is making subordinated debt, membership interest, or preferred or common stock investments in small and medium-sized companies that meet certain criteria, including:

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

The Corporation’s management team identifies investment opportunities through a network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, including unsolicited proposals from the public and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the investment community and experience provide a competitive advantage in originating qualified new investments.

In a typical private financing, the management team of the Corporation will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. Additionally, the Corporation will become familiar with the portfolio company’s industry and competitive landscape and may conduct reference checks with customers and suppliers of the portfolio company.

Following an initial investment in a portfolio company, the Corporation may make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation or to increase or maintain the Corporation’s position in a promising portfolio company. The Corporation may also be called upon to provide an additional investment to a portfolio company in order for that company to fully implement its business plans, to develop a new line of business or to recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions.

The Corporation may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debentures will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the debenture. The Corporation anticipates generating cash for new investments and operating expenses through existing cash balances, investment returns and interest and principal payments from its portfolio companies.

2010 Highlights and Outlook

The Corporation’s net asset value decreased $(0.02), or (1%) during 2010, closing the year at $3.38 per share down from $3.40 at December 31, 2009. At December 31, 2010, the Corporation’s total investment portfolio was valued at $19.4 million, which exceeds its cost basis of $13.6 million, reflecting $5.8 million in net unrealized appreciation.

The Corporation’s common stock traded in a range that was above and below its net asset value per share during 2010, and traded at a premium to its net asset value during a majority of 2009. The year closed with the stock trading at $3.23, a discount to the net asset value of $3.38.

During 2010 the Corporation recognized $847,283 in total investment income, a decrease of ($902,242) from $1,749,525 of investment income in 2009. The 51.6% decrease is attributable to an 89% decrease in dividend income to $120,071 during 2010 from $1,133,102 during 2009. The Corporation received dividends from portfolio companies that are limited liability companies, which as a group comprise approximately 59% of the value of the Corporation’s portfolio at December 31, 2010. Dividends from these portfolio companies may fluctuate from period to period based not only on the profitability of the portfolio company but also on the timing of distributions the companies make.

The Corporation had several significant portfolio exits during 2010 that gave rise to realized gains. The profit sharing expense increased due to these realized gains and contributed to the 28% increase in total expenses in 2010. Total expenses were $2,367,911 for the year ended December 31, 2010 and this represents a $517,798 or 28% increase from the 2009 expense amount of $1,850,113.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance require the Corporation to closely monitor its accounting policies and procedures. The Corporation has two critical accounting policies that require significant judgment. The following summary of critical accounting policies is intended to enhance your ability to assess the Corporation’s financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

The most important estimate inherent in the preparation of the Corporation’s consolidated financial statements is the valuation of its investments and the resulting unrealized appreciation or depreciation.

Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In September 2006 the Financial Accounting Standards Board (FASB) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. On January 1, 2008, the Corporation adopted Accounting Standards Codification (ASC) 820.

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are generally valued at the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A debt instrument may be reduced in value if it is judged to be of poor quality and collection is in doubt. A debt security may also be valued based on the estimated proceeds from the sale of a portfolio company at its estimated fair value.

•	Equity securities may be valued using the “market approach” or “income approach.” The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

All of the Corporation’s investments at December 31, 2010 are classified in Level 3 due to their privately held restricted nature.

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

The Corporation may receive distributions from portfolio companies that are limited liability companies. These distributions are classified as dividend income on the statement of operations and are recognized when the amount can be reasonably estimated.

Recent Accounting Pronouncements

In January 2010 the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a significant impact on the Corporation’s financial statement disclosures.

.

Financial Condition

Overview:

	12/31/10	12/31/09	(Decrease)	% (Decrease)

Total assets	$35,091,260	$35,631,371	$(540,111)	(1.5)%
Total liabilities	12,040,442	12,425,490	(385,048)	(3.1)%

Net assets	$23,050,818	$23,205,881	$(155,063)	(0.7)%

Net asset value per share (NAV) was $3.38 per share at December 31, 2010 versus $3.40 per share at December 31, 2009.

The Corporation drew down $900,000 in SBA leverage during 2010 and the total owed to the SBA at December 31, 2010 was $10,000,000. These debentures bear a fixed interest rate and an annual fee, averaging 4.8%, payable semi-annually. The debenture principal is repayable in full 10 years from issuance beginning in 2014.

During September 2009, the Corporation completed a private offering of 1,100,000 shares of its Common Stock at $3.42 per share, which provided net cash proceeds of approximately $3,718,000.

Cash and cash equivalents approximated 51% of net assets at December 31, 2010 compared to 41% at December 31, 2009.

The effect of investment income, realized gains and the change in unrealized appreciation on investments resulted in a decrease of $764,685 in the net deferred tax liability from $1,809,000 at December 31, 2009 to $1,044,315 at December 31, 2010.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/10	12/31/09	(Decrease)	% (Decrease)

Investments, at cost	$13,573,041	$14,767,920	$(1,194,879)	(8.1)%
Unrealized appreciation, net	5,791,584	9,528,225	(3,736,641)	(39.2)%

Investments, at fair value	$19,364,625	$24,296,145	$(4,931,520)	(20.3)%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 84% of net assets at December 31, 2010 and 105% of net assets at December 31, 2009.

The changes in investments during the year ended December 31, 2010, at cost, are comprised of the following:

New Investments:	Amount

Microcision LLC (Microcision)	$850,000
Mid America Brick (Mid America)	800,000
Liazon Corporation (Liazon)	501,200
Rheonix, Inc. (Rheonix)	500,000
GridApp Systems, Inc. (GridApp)	480,000
Chequed.com, Inc. (Chequed)	250,000
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	225,000

Total of investments made during the year ended December 31, 2010	3,606,200
Changes to Investments:
EmergingMed.com, Inc (Emerging Med) interest conversion	216,712
Microcision interest conversion	73,472
Niagara Dispensing interest conversion	36,918
Mezmeriz, Inc (Mezmeriz) interest conversion	21,509
SOMS Technologies, LLC (SOMS) interest conversion	15,897
GridApp interest conversion	1,774

Total changes to investments during the year ended December 31, 2010	366,282
Investments Repaid, Sold or Liquidated:
GripApp	(1,577,708)
Innov-X Systems Inc (Innovex)	(1,250,000)
Wineisit.com Corporation (Wineisit)	(721,918)
Golden Goal LLC (Golden Goal)	(675,652)
APF Group, Inc. (APF)	(631,547)
Gemcor II, LLC (Gemcor)	(110,286)
Photonic Products Group, Inc. (Photonics)	(76,250)
Adam	(68,000)
Bioworks, Inc. (Bioworks)	(56,000)

Total of investments repaid, sold or liquidated during the year ended December 31, 2010	(5,167,361)

Total change in investments, at cost, during the year ended December 31, 2010	$(1,194,879)

The Corporation’s top five portfolio companies represented 42% of total assets at December 31, 2010:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2010	2010

Gemcor	Manufacturing — Aerospace Machinery	$6,113,596	17%
Synacor Inc. (Synacor)	Software	$4,168,001	12%
Microcision	Manufacturing — Medical Products	$1,582,282	5%
Carolina Skiff LLC (Carolina Skiff)	Manufacturing — Boats	$1,500,000	4%
Ultra-Scan Corporation (Ultra-Scan)	Electronics — Hardware/Software	$1,203,000	3%

The Corporation’s top five portfolio companies represented 54% of total assets at December 31, 2009:

		Fair Value at	% of Total Assets
		December 31,	at December 31,
Company	Industry	2009	2009

Innovex	Manufacturing — Metals Testing Equipment	$6,300,000	18%
Gemcor	Manufacturing — Aerospace Machinery	$6,223,883	17%
Synacor	Software	$4,168,001	12%
Carolina Skiff	Manufacturing — Boats	$1,500,000	4%
Ultra-Scan	Electronics — Hardware/Software	$1,203,000	3%

Below is the geographic breakdown of the Corporation’s investments at fair value as of December 31, 2010 and 2009:

	% of Net Asset Value at	% of Net Asset Value at
Geographic Region	December 31, 2010	December 31, 2009

USA – East	92%	94%
USA – South	8%	6%

	100%	100%

As of December 31, 2010 and 2009, the Corporation’s investment portfolio consisted of the following investments:

		Percentage of		Percentage of
	Cost	Total Portfolio	Fair Value	Total Portfolio

December 31, 2010:
Subordinated Debt and Promissory Notes	$3,792,655	28%	$3,345,326	17%
Convertible Debt	663,596	5	663,596	4
Equity and Partnership Interests	9,078,590	67	15,317,503	79
Equity Warrants	38,200	—	38,200	0

Total	$13,573,041	100%	$19,364,625	100%

December 31, 2009:
Subordinated Debt and Promissory Notes	$3,320,606	23%	$1,617,141	7%
Convertible Debt	2,661,847	18	2,347,674	10
Equity and Partnership Interests	8,717,467	59	15,213,330	62
Equity Warrants	68,000	—	5,118,000	21

Total	$14,767,920	100%	$24,296,145	100%

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. The equity securities in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at high grade financial institutions.

Investment income for the year ended December 31, 2010 decreased to $847,283 from $1,749,525 for the year ended December 31, 2009. This 51.6% decrease was almost entirely attributable to a decrease in the dividend income distributed to the Corporation by Gemcor from $1,101,526 in 2009 to $87,880 in 2010.

Comparison of the years ended December 31, 2010 and 2009

	December 31,	December 31,	Increase	% Increase
	2010	2009	(Decrease)	(Decrease)

Interest from portfolio companies	$688,177	$568,524	$119,653	21.0%
Interest from other investments	23,574	17,129	6,445	37.6%
Dividend and other investment income	120,071	1,133,102	(1,013,031)	(89.4)%
Other income	15,461	30,770	(15,309)	(49.8)%

Total investment income	$847,283	$1,749,525	$(902,242)	(51.6)%

Interest from portfolio companies — The portfolio interest income increase during 2010 is due to the origination of new debenture instruments from Carolina Skiff, Gemcor, and Microcision in late 2009 and 2010.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased

Associates Interactive LLC (Associates)	8%	$291,331	2009
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
Niagara Dispensing	14%	$547,328	2010

Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances throughout 2010. The cash balance at December 31, 2010 and 2009 was $11,698,653 and $9,417,236, respectively. The higher cash balance at December 31, 2010 is due to the drawdown of SBA leverage in the first quarter of 2010 and the cash proceeds received from the exit of Innov-X Systems, Inc. (Innovex) and GridApp Systems, Inc. (GridApp) during 2010.

Dividend and other investment income — Dividend income is comprised of distributions from limited liability companies (LLC’s) in which the Corporation has invested. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocated share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions.

Dividend income for the year ended December 31, 2010 consisted of distributions from Gemcor for $87,880 and Somerset Gas Transmission Company (Somerset) for $32,191. Dividend income for the year ended December 31, 2009 consisted of distributions from Gemcor for $1,101,526 and Somerset for $31,576.

Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings. The SBA regulations limit the amount of fees that can be charged to a portfolio company, and the Corporation typically charges 1% to 3% to the portfolio concerns. These fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under “Deferred revenue.” In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio companies’ board meetings.

The income associated with the amortization of financing fees was $2,461 and $11,750 for the years ended December 31, 2010 and 2009, respectively. The annualized financing fee income based on the existing portfolio will be approximately $1,400 for 2011 and $1,100 in 2012.

The income associated with board attendance fees was $13,000 for the year ended December 31, 2010 and $19,000 for year ended December 31, 2009.

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

Interest from portfolio companies — The portfolio interest income decrease was primarily due to changes in the composition of the portfolio. Three portfolio companies (Ramsco, Contract Staffing, Inc. and New Monarch Machine Tool, Inc.) repaid their debenture instruments during 2008 and 2009; two portfolio companies (GridApp and Niagara Dispensing) converted their debenture instrument’s into equity during 2008 and 2009, and several companies went on non-accrual status as detailed out in the chart below. In addition, non- recurring interest of $43,067 was recognized on the outstanding Innovex escrow balance during the year ended December 31, 2008. The Innovex escrow balance of $711,249 and the earned interest of $43,067 were received in the second quarter of 2008.

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

Interest from other investments — The decrease in interest from other investments is primarily due to lower cash balances throughout most of 2009 and a decrease in interest rates earned on idle funds. The cash balance at December 31, 2009 and 2008 was $9,417,236 and $2,757,653, respectively. The higher cash balance at December 31, 2009 is due to the sale of the Corporation’s common shares during August and September of 2009, the drawdown of SBA leverage in the fourth quarter of 2009 and the cash proceeds received from the exit of Kionix, Inc. and Ramsco, also during the fourth quarter of 2009.

Dividend and other investment income — Dividend income for the year ended December 31, 2009 consisted of distributions from Gemcor for $1,101,526 and Somerset for $31,576. Dividend income for the year ended December 31, 2008 consisted of distributions from Gemcor for $974,287, Carolina Skiff for $19,838 and Somerset for $33,252.

Other income — The amortization of financing fee income decreased in the current year due to the fact that the Corporation only charged one of its new portfolio companies financing fees in the last three years. Revenue associated with board attendance fees amounted to $19,000 for the year ended December 31, 2009 and $14,000 for year ended December 31, 2008.

Operating Expenses

Comparison of the years ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009	Increase	% Increase

Total expenses	$2,367,911	$1,850,113	$517,798	28.0%

Expenses consist primarily of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The increase in operating expenses during the year ended December 31, 2010 is comprised primarily of an 80% or $497,069 increase in salary expense, a 51% or $64,290 increase in employee benefits and a 16% or $77,240 increase in interest expense. Salary expense increased due to the accrual of $660,634 in bonus and profit sharing obligations for the year ended December 31, 2010 versus a $177,000 bonus and profit sharing accrual for the same period in 2009. Due to the increase in the bonus and profit sharing obligations the employee benefit expense also increased. SBA interest expense increased due to the additional $1,900,000 in debenture instruments originated in December 2009 and January 2010. These expense increases are partly offset by the 29% or $65,553 decrease in professional fees and the 107% or $93,072 decrease in bad debt expense. Professional fees were higher in 2009 because the Corporation incurred additional expense related to compliance with SEC rules regarding the Corporation’s operating structure and completion of a private sale of 1,100,000 of its common shares.

For the year ended December 31, 2009 the Corporation recorded an additional allowance for uncollectible interest of $87,089.

Comparison of the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Increase	% Increase

Total expenses	$1,850,113	$1,721,555	$128,558	7.5%

The increase in operating expenses during the year ended December 31, 2009 can be attributed to a 42%, or $183,428 increase in salary expense due to the accrual of $177,000 in profit sharing and bonus obligations. In addition, the increase in expense in 2009 can be attributed to an $86,272 increase in bad debt expense. These expense increases were partly offset by a $118,690 decrease in other expenses.

The Corporation established an allowance for uncollectible interest during the year ended December 31, 2009 of $87,089. It consisted of: APF Group, Inc for $48,276, Associates Interactive for $36,245 and Golden Goal LLC for $2,568. The bad debt expense for the year ended December 31, 2008 was $817 for an allowance for uncollectible Rocket Broadband interest.

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

The SBA interest expense decreased during 2009 because in 2008 the remaining SBA leverage commitment of $1,900,000 expired when the commitment was not utilized, and the remaining unamortized prepaid leverage fee of $19,000 was expensed. The Corporation reapplied to the SBA and received approval for the remaining $1,900,000 in leverage during 2009 and paid the commitment fee of $19,000 to the SBA to reserve the $1,900,000 in debenture leverage. This fee was classified as a deferred financing cost and will be amortized over the life of the SBA debentures. It is recorded on the other assets line of the balance sheet.

Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009	Change	% Increase

Realized gain	$4,962,742	$3,161,913	$1,800,829	57.0%

During the year ended December 31, 2010, the Corporation recognized realized gains of $4,403,984 on Innovex and $2,719,569 on GridApp. There were also realized losses of ($721,918) on Wineisit, ($642,974) on Golden Goal, ($631,547) on APF, ($68,000) on ADAM, ($49,830) on Bioworks, and ($46,542) on Photonic.

The Corporation sold its investment in Innovex to Olympus NDT Corporation on July 1, 2010 and received approximately $5.6 million in net proceeds for its debt and equity securities. The realized gain from the sale of $4,403,984 included $962,120 that was held in escrow and is expected to be received in 2012.

The Corporation exited its investment in GridApp with the sale of the entity to BMC Software, Inc. in November 2010. The Corporation received approximately $4.3 million in proceeds and recognized a realized gain on the sale of $2,719,569. This gain included $957,563 that was held in escrow and is expected to be received in 2012. Both the Innovex and GridApp escrow holdbacks are recorded in “Other Assets” on the Balance Sheet.

The Corporation recognized a realized loss of ($721,918) on its investment in Wineisit after the company reorganized during the fourth quarter of 2010 into a new entity named Advantage 24/7 LLC (Advantage 24/7). As part of this reorganization the Corporation obtained a controlling interest in Advantage 24/7. The Corporation evaluated the new entity’s business and determined that its investment has a value of $100,000.

The Adam and Golden Goal investments were written off during 2010 after each of the businesses were sold and the Corporation recognized realized losses of ($68,000) on Adam and ($642,974) on Golden Goal. In addition, the Corporation sold its investment in Bioworks, Inc. and recognized a $49,830 realized loss.

The Corporation recognized a realized loss on APF Group, Inc. (APF). APF filed for reorganization under Chapter 11 bankruptcy in September 2009.

The Corporation sold 30,500 shares of Photonic Products Group, Inc (Photonic) stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.00/share and the cost basis of the stock was $2.50/share.

Comparison of the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Change

Realized Gain	$3,161,913	—	$3,161,913

During the year ended December 31, 2009, the Corporation recognized a realized gain of $3,743,214 from the sale of its shares of Kionix to Japanese chipmaker Rohm Co Ltd and a realized gain of $155,000 from the sale of Ramsco warrants. In addition, the Corporation recognized a realized loss of ($705,030) on Rocket Broadband Networks Inc. (Rocket Broadband) and a loss of ($31,271) on the sale of 35,500 shares of Photonic stock. The average sales price of Photonic was $1.66/share and the cost basis of the stock was $2.50/share.

There were no realized gains or losses during the year ended December 31, 2008.

Change in Unrealized Appreciation of Investments

For the years ended December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009	Change

Change in Unrealized Appreciation	$(3,736,642)	$(4,211,605)	$474,963

The decrease in unrealized appreciation on investments of $3,736,642 was due to the following valuation changes made by the Corporation:

Valuation
Change
Portfolio Company	during 2010

Reclass Wineisit to a realized loss	721,918
Reclass Golden Goal to a realized loss	656,652
Reclass APF to a realized loss	631,547
Reclass GridApp to realized gain	295,935
Advantage 24/7	100,000
Reclass Bioworks, Inc. to a realized loss	56,000
SOMS appreciation	55,717
Reclass Photonics to a realized loss	45,752
Niagara Dispensing depreciation	(1,250,163)
Reclass Innovex to realized gain	(5,050,000)

Total Change in Unrealized Appreciation during the year ended December 31, 2010	$(3,736,642)

In accordance with its valuation policy, the Corporation increased the value of its holdings in SOMS based on a significant equity financing in June 2010 by a new, non-strategic outside investor.

The Niagara Dispensing investment was written down by $1,250,163 during the year ended December 31, 2010 after a review by the Corporation of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

For the years ended December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008	Decrease	% Decrease

Change in Unrealized Appreciation	$(4,211,605)	$601,985	$(4,813,590)	(800%)

The decrease in unrealized appreciation on investments of $4,211,605 was due to the following valuation changes made by the Corporation:

Valuation
Change
Portfolio Company	during 2009

Reclass Rocket Broadband to a realized loss	$715,000
Rheonix Inc. (Rheonix)	136,000
Photonics	7,250
Adam	(65,341)
G-Tec Natural Gas Systems (Gtec)	(98,000)
Associates Interactive, LLC (Associates)	(293,518)
GridApp	(295,935)
APF	(324,213)
Niagara Dispensing	(367,951)
Golden Goal	(419,238)
Reclass Kionix, Inc. (Kionix) to realized gain	(493,959)
Innovex	(2,711,700)

Total Change in Unrealized Appreciation during the year ended December 31, 2009	$(4,211,605)

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

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2010, the net decrease in net assets from operations was ($155,063) as compared to a net decrease of ($739,420) in 2009 and a net increase of $409,143 in 2008.

The net decrease in net assets from operations for the year ended December 31, 2010 can be attributed to the net investment loss of ($973,189) which was offset by the net realized and unrealized gain on investments of $818,126. The net decrease in net assets from operations for the year ended December 31, 2009 is due to the net investment loss of ($63,878) coupled with the net decrease in realized and unrealized loss on investments of ($675,542). The net increase in net assets from operations for the year ended December 31, 2008 was due to the net unrealized appreciation on investments of $273,454 and the net investment gain of $135,689.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2010, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $11,698,653.

Net cash used in operating activities has averaged approximately $1,491,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on realized gains and the associated income taxes paid.

The Corporation provided approximately $4,700,000 in net cash flow from investing activities in fiscal 2010 and approximately $2,400,000 during fiscal year 2009 and used approximately $925,000 of net cash from investing activities during fiscal year 2008. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to exit investments over the next several years. However, significant liquidating events within the Corporation’s investment portfolio are difficult to project with any certainty.

The Corporation has paid $119,000 to the SBA to reserve a total of $10,000,000 of approved leverage. Due to the expiration of the initial leverage commitment in 2008, the Corporation had to pay $19,000 in 2009 to restore the remaining $1,900,000 of approved SBA leverage. The Corporation has drawn down all of its approved $10,000,000 of leverage as of December 31, 2010. In order to obtain additional SBA leverage, the Corporation would have to increase the required capital in Rand SBIC before it could apply for approval of additional SBA leverage up to two times the amount of the increase in required capital. The Corporation currently has substantial liquidity consisting of cash and cash equivalents available to fund investments, and it does not have any immediate plans to increase the required capital of Rand SBIC in order to obtain additional approved SBA leverage.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2010. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
					2015 and
	2011	2012	2013	2014	beyond

Scheduled Cash Receipts from Portfolio Companies	$290,000	$2,823,000	$2,974,000	$213,000	$1,602,000

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

Throughout 2008 and 2009, the global economy experienced turmoil, which affected the debt and equity markets in the United States. The markets improved throughout 2010 but the effects of this economic crisis lingered and the economy has yet to fully recover. This unfavorable change in credit market conditions has created opportunities for capital providers, like the Corporation, because small businesses are selling for lower prices, and they are generally willing to pay higher interest rates and to accept contractual terms that are more favorable to the Corporation. Accordingly, for companies that continue to have access to capital, management believes that the current environment could provide investment opportunities on more favorable terms than have been available in recent prior periods.

In the third quarter of 2009 the Corporation completed a private placement sale of 1,100,000 of its common shares. The Corporation’s Board of Directors established the pricing of this private offering at $3.42 per share at its July 2009 Board meeting and the Corporation received net cash proceeds of approximately $3,718,000 from the sale.

Management expects that the cash and cash equivalents at December 31, 2010, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2011. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Disclosure of Contractual Obligations

The following table shows the Corporation’s contractual obligations at December 31, 2010. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
		Less than	1-3	3-5	More
	Total	1 year	years	years	than 5 yrs

SBA Debentures	$10,000,000	$0	$0	$5,400,000	$4,600,000
Operating Lease Obligations (Rent of office space)	$87,600	$16,800	$34,680	$36,120	$0
Total	$10,087,600	$16,800	$34,680	$5,436,120	$4,600,000

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies — Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of a readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”

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

As of December 31, 2010, the Corporation did not have any off-balance sheet investments or hedging investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31,

	2010	2009

Assets
Investments at fair value (identified cost: 2010 — $13,573,041, 2009 — $14,767,920)	$19,364,625	$24,296,145
Cash and cash equivalents	11,698,653	9,417,236
Interest receivable (net of allowance 2010 — $158,245, 2009 — $209,089)	1,051,848	1,192,118
Prepaid income taxes	414,745	—
Other assets	2,561,389	725,872

Total assets	$35,091,260	$35,631,371

Liabilities and Stockholders’ Equity (net assets)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$9,100,000
Deferred tax liability	1,044,315	1,809,000
Income taxes payable	—	1,082,646
Accounts payable and accrued expenses	990,477	431,233
Deferred revenue	5,650	2,611

Total liabilities	12,040,442	12,425,490
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(7,674,968)	(4,961,725)
Undistributed net realized gain on investments	15,860,132	10,897,390
Net unrealized appreciation on investments	3,644,767	6,049,329
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 2010 — $3.38, 2009 — $3.40)	23,050,818	23,205,881

Total liabilities and stockholders’ equity (net assets)	$35,091,260	$35,631,371

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Investment income:
Interest from portfolio companies	$688,177	$568,524	$608,180
Interest from other investments	23,574	17,129	90,660
Dividend and other investment income	120,071	1,133,102	1,027,377
Other income	15,461	30,770	30,786

	847,283	1,749,525	1,757,003

Operating expenses:
Salaries	1,120,834	623,765	440,337
Employee benefits	190,336	126,046	121,659
Directors’ fees	88,500	76,750	77,250
Professional fees	161,862	227,415	248,667
Stockholders and office operating	122,029	140,554	120,260
Insurance	39,133	49,988	41,489
Corporate development	60,849	55,749	65,042
Other operating	15,636	(34,718)	83,972

	1,799,179	1,265,549	1,198,676
Interest on SBA obligations	574,715	497,475	522,062
Bad debt (recovery) expense	(5,983)	87,089	817

Total expenses	2,367,911	1,850,113	1,721,555

Investment (loss) gain before income taxes	(1,520,628)	(100,588)	35,448
Income tax benefit	(547,439)	(36,710)	(100,241)

Net investment (loss) gain	(973,189)	(63,878)	135,689

Realized and unrealized gain (loss) on investments:
Realized gain on sales and dispositions, net	4,962,742	3,161,913	—
Income tax expense	1,740,054	1,153,939	—

Net realized gain on investments	3,222,688	2,007,974	—
Unrealized appreciation on investments:
Beginning of year	9,528,226	13,739,831	13,137,846
End of year	5,791,584	9,528,226	13,739,831

Change in unrealized appreciation before income taxes	(3,736,642)	(4,211,605)	601,985
Deferred income tax (benefit) expense	(1,332,080)	(1,528,089)	328,531

Net (decrease) increase in unrealized appreciation	(2,404,562)	(2,683,516)	273,454

Net realized and unrealized gain (loss) on investments	818,126	(675,542)	273,454

Net (decrease) increase in net assets from operations	$(155,063)	$(739,420)	$409,143

Weighted average shares outstanding	6,818,934	6,115,081	5,718,934
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.02)	$(0.12)	$0.07

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Net assets at beginning of period	$23,205,881	$20,226,966	$19,817,823
Net investment (loss) gain	(973,189)	(63,878)	135,689
Net realized gain on sales and dispositions of investments	3,222,688	2,007,974	—
Net (decrease) increase in unrealized appreciation	(2,404,562)	(2,683,516)	273,454

Net (decrease) increase in net assets from operations	(155,063)	(739,420)	409,143

Issuance of common stock	—	3,718,335	—

Subtotal	—	3,718,335	—

Net assets at end of period	$23,050,818	$23,205,881	$20,226,966

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(155,063)	$(739,420)	$409,143
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	39,521	36,218	52,230
Change in interest receivable allowance	(50,844)	86,272	817
Decrease (increase) in unrealized appreciation of investments	3,736,642	4,211,605	(601,985)
Deferred tax benefit	(764,685)	(1,681,000)	(465,000)
Realized gain on portfolio investments, net	(4,962,742)	(3,161,913)	—
Payment in kind, interest accrued	—	(115,334)	(15,380)
Non-cash conversion of debenture interest	(366,282)	(41,599)	(67,235)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	191,114	(264,502)	(367,704)
(Increase) decrease in other assets	(63,384)	137,059	779,083
(Increase) in prepaid income taxes	(414,745)	—	—
(Decrease) increase in income taxes payable	(1,082,646)	983,923	(375,742)
Increase (decrease) in accounts payable and accrued liabilities	559,244	138,502	(28,479)
Increase (decrease) increase in deferred revenue	3,039	(17,766)	(33,276)

Total adjustments	(3,175,768)	311,465	(1,122,671)

Net cash used in operating activities	(3,330,831)	(427,955)	(713,528)
Cash flows from investing activities:
Investments originated	(3,606,200)	(2,955,309)	(1,626,657)
Proceeds from sale of portfolio investments	8,230,833	4,946,781	—
Proceeds from loan repayments	110,286	420,981	713,465
Capital expenditures	(846)	—	(12,222)

Net cash provided by (used in) investing activities	4,734,073	2,412,453	(925,414)
Cash flows from financing activities:
Issuance of common stock, net	—	3,718,335	—
Proceeds from SBA debenture	900,000	1,000,000	—
Origination costs to SBA	(21,825)	(43,250)	—

Net cash provided by financing activities	878,175	4,675,085	—

Net increase (decrease) in cash and cash equivalents	2,281,417	6,659,583	(1,638,942)

Cash and cash equivalents:
Beginning of year	9,417,236	2,757,653	4,396,595

End of year	$11,698,653	$9,417,236	$2,757,653

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2010

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments:(j)

Chequed.com, Inc.(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	$250,000 convertible promissory note at 8% due December 31, 2012.	11/17/10	0%	$250,000	$250,000	$.04

Liazon Corporation(e)(g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	$500,000 secured promissory note at 8% due November 9, 2015. 120,000 Series C-1 preferred stock.	11/9/10	1%	501,200	501,200	.07

Mezmeriz, Inc.(g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	121,509	121,509	.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	4%	753,000	889,000	.12

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor Inc.(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$3,694,285	$6,716,458	$.98

Affiliate Investments:(k)

Carolina Skiff LLC(e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $1,019,426.	1/30/04	7%	$1,500,000	$1,500,000	$.22

EmergingMed.com, Inc.(e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,045	675,045	.10

Microcision LLC(e)(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,582,282	1,582,282	.23

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2010 – (Continued)

		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Mid America Brick & Structural Clay Products, LLC(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

Niagara Dispensing Technologies, Inc. Amherst, NY. Beverage dispensing technology development and products manufacturer, specializing in rapid pour beer dispensing systems for high volume stadium and concession operations. (Manufacturing) www.niagaradispensing.com	202,081 Series B preferred stock. $25,000 senior secured note at 8% due January 31, 2011. (g) 463,691 Series A preferred stock. 518,752 Series B preferred stock. $300,000 promissory note at 6%, 8% deferred interest due July 30, 2011. $200,000 secured convertible note at 14% due February 19, 2012. Warrants for 190,561 class A common stock. Warrants for 110,672 Series B preferred stock.	3/8/06	14%	1,854,113	125,000	.02

SOMS Technologies, LLC(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	4,808,224 Series B membership units.	12/2/08	12%	370,687	426,403	.06

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$7,720,291	$6,311,730	$.93

Control Investments(l)

Advantage 24/7 LLC(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC(e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	913,596	6,113,596	.90

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Subtotal Control Investments				$1,413,596	$6,313,596	$.93

Other Investments(a)	Various			$744,869	$22,841	$0

	Total portfolio investments			$13,573,041	$19,364,625	$2.84

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 2010 – (Continued)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

a)	Unrestricted securities are freely marketable securities having readily available market quotations. All other securities are restricted securities, which are subject to one or more restrictions on resale and are not freely marketable. At December 31, 2010 restricted securities represented 100% of the value of the investment portfolio. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than <$100,000 are included in “Other Investments.”

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick & Battaglia, CPAs, PC has not audited the date acquired of the portfolio companies.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick & Battaglia, CPAs, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2010, ASC 820 designated all of the Corporation’s investments as “Level 3” assets due to their privately held restricted nature. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-held companies, are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)	As of December 31, 2010, the total cost of investment securities approximated $13.6 million. Net unrealized appreciation was approximately $5.8 million, which was comprised of $8.5 million of unrealized appreciation of investment securities and $2.7 million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned or Rand holds a Board seat.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS
For the Five Years Ended December 31, 2010, 2009, 2008, 2007 and 2006

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006

Income from investment operations(1):
Investment income	$0.12	$0.28	$0.31	$0.40	$0.23
Expenses	0.34	0.30	0.30	0.29	0.26

Investment (loss) gain before income taxes	(0.22)	(0.02)	0.01	0.11	(0.03)
Income tax (benefit) expense	(0.08)	(0.01)	(0.01)	0.04	0.19

Net investment (loss)gain	(0.14)	(0.01)	0.02	0.07	(0.22)
Issuance of common stock	0.00	0.61	0.00	0.00	0.00
Cumulative effect adjustments for uncertain tax positions — ASC 740	0.00	0.00	0.00	0.06	0.00
Net realized and unrealized (loss) gain on investments	0.12	(0.11)	0.05	0.41	1.65

Increase (decrease) in net asset value	(0.02)	0.49	0.07	0.54	1.43
Net asset value, beginning of year based on weighted average shares	3.40	3.54	3.47	2.93	1.51

Net asset value, end of year based on weighted average shares	$3.38	$4.03	$3.54	$3.47	$2.93

Per share market value, end of year	$3.23	$3.98	$3.50	$3.60	$3.50

Total return based on market value	(18.84)%	13.71%	(2.78)%	2.86%	161.2%
Total return based on net asset value	(0.67)%	(3.74)%	2.1%	18.1%	94.8%
Supplemental data:
Ratio of expenses before income taxes to average net assets	10.24%	8.52%	8.60%	9.02%	11.96%
Ratio of expenses including taxes to average net assets	7.87%	8.35%	9.10%	10.41%	20.41%
Ratio of net investment (loss) gain to average net assets	(4.21)%	(0.29)%	0.68%	2.18%	(9.96)%
Portfolio turnover	16.5%	11.3%	6.0%	8.6%	18.1%
Net assets end of year	$23,050,818	$23,205,881	$20,226,966	$19,817,823	$16,782,405
Weighted average shares outstanding at end of year	6,818,934	6,115,081	5,718,934	5,718,934	5,718,934

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. –	Summary of Significant Accounting Policies

Nature of Business – Rand Capital Corporation (“Rand”) was incorporated under the law of New York on February 24, 1969 and is headquartered in Buffalo, New York. Rand’s investment strategy is to seek capital appreciation through venture capital investments in small, unseasoned, developing companies, primarily in the northeastern United States. Rand operates as a publicly-held venture capital company, listed on the NASDAQ Capital Market under the symbol “RAND”.

Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002 Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed BDC were continued by a newly formed corporation, Rand Capital SBIC, Inc. (“Rand SBIC”). As of December 31, 2010, the Corporation had drawn down $10,000,000 on its SBA leverage commitments (see Note 4).

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

Investments – Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in several types of securities — loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. On January 1, 2008, the Corporation adopted Accounting Standards Codification (ASC) 820.

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are generally valued at the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A debt instrument may be reduced in value if it is judged to be of poor quality and collection is in doubt. A debt security may also be valued based on the estimated proceeds from the sale of a portfolio company at its estimated fair value.

•	Equity securities may be valued using the “market approach” or “income approach.” The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement, which is not necessarily an indication of risks associated with the investment.

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

Investments are stated at fair value as determined in good faith by management and are approved by the Board of Directors, as described in the Notes to Consolidated Schedule of Portfolio Investments. Certain investment valuations have been determined by management in the absence of readily ascertainable fair values and approved by the Board of Directors. The estimated valuations are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities, and these favorable or unfavorable differences could be material.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain investment agreements require the portfolio companies to meet compliance covenants. These covenants are generally of a non-financial nature related to reporting to investors, but may include certain financial requirements for interest and principal repayments. At December 31, 2010 certain of Rand’s portfolio investments were in violation of their loan covenants. Management of the Corporation is pursuing compliance and has considered this in determining the carrying value of the investment and may waive such defaults in certain circumstance.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments – Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. The cost of securities that have, in management’s judgment, become worthless are written off and reported as realized losses when appropriate. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.

Investment Classification – In accordance with the provisions of the Investment Company Act of 1940 (1940 Act), the Corporation classifies its investments by level of control. In the 1940 Act “Control Investments” are investments in those companies that the Corporation is deemed to “Control.” The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are those non-control companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

Revenue Recognition – Dividend Income – The Corporation may receive distributions from portfolio companies that are limited liability companies and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is amortized into interest income over the life of the loan. The Corporation recorded one OID for the year ended December 31, 2010 in the amount of $37,000. There was no OID for the year ended December 31, 2009. The Corporation recorded no OID income for the years ended December 31, 2010, 2009 and 2008.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2010, 2009 and 2008 was $34,490, $28,410 and $46,982, respectively. Annual amortization expense for the next five years is estimated to average $34,500 per year.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue – From time to time the Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2010, 2009 and 2008 amounted to $2,461, $17,766, and $33,275, respectively. Deferred revenue amortization income is estimated to be $1,400 in 2011 and $1,100 in 2012.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid (refunded) during the years ended December 31, 2010, 2009 and 2008 amounted to $2,122,611, ($83,783) and $1,069,032, respectively. Interest paid during the years ended December 31, 2010, 2009 and 2008 was $513,953, $472,281 and $473,575, respectively. During 2010, 2009 and 2008, the Corporation converted $366,282, $156,933 and $82,613, respectively, of interest receivable and payment in kind interest (PIK) into equity investments. During the year ended December 31, 2010, the Corporation recorded two escrow receivables of $957,563 and $831,420 in connection with the sale of investments. During the year ended December 31, 2009 the Corporation recorded one escrow receivable of $524,926, in connection with the sale of an investment. These escrow receivables are expected to be received in 2011 and 2012 and are recorded in the other asset line on the consolidated financial statements.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2010, 75% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2009, 80% of the Corporation’s total investment value was held in five notes and equity securities.

Income Taxes – The Corporation has adopted ASC 740, “Accounting for Uncertainty in Income Taxes”. ASC 740 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. ASC 740 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.

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

Recent Accounting Pronouncement – In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures About Fair Value Measurements,” which adds new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a significant impact on the Corporation’s financial statement disclosures.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2. –	Investments

At December 31, 2010 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature and were categorized as follows in the fair value hierarchy:

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$413,596			$413,596
Debt investments	3,595,327			3,595,327
Equity investments	15,355,702			15,355,702

Total Venture Capital Investments	$19,364,625	$0	$0	$19,364,625

		Fair Value Measurements at Reported Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Venture Capital Investments	$24,296,145	$30,498	$0	$24,265,647

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total

Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations
Adam			(68,000)	(68,000)
APF Products Group, Inc. (APF)		(631,547)		(631,547)
Bioworks Inc. (Bioworks)			(49,830)	(49,830)
Golden Goal LLC (Golden Goal)		(5,560)	(637,414)	(642,974)
GridApp Systems Inc. (GridApp)			2,719,569	2,719,569
Innov-X Systems Inc (Innovex)			4,403,984	4,403,984
Wineisit.com, Inc. (Wineisit)		(721,918)		(721,918)

Total Realized Gains and Losses	—	(1,359,025)	6,368,309	5,009,284
Unrealized gains or losses included in net change in net assets from operations
APF		631,547		631,547
Bioworks			56,000	56,000
Golden Goal		19,238	637,414	656,652
GridApp			295,935	295,935
Innovex			(5,050,000)	(5,050,000)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)		(447,327)	(802,835)	(1,250,162)
SOMS Technologies, LLC (SOMS)			55,717	55,717
Wineisit		721,918	100,000	821,918

Total Unrealized Gains and Losses	—	925,376	(4,707,769)	(3,782,393)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total

Purchases of Securities
Chequed.com, Inc. (Chequed)		250,000		250,000
EmergingMed.com, Inc. (Emerging Med)		216,712		216,712
GridApp			481,774	481,774
Liazon Corporation (Liazon)		463,000	38,200	501,200
Mezmeriz, Inc. (Mezmeriz)			21,509	21,509
Microcision LLC (Microcision)		923,472		923,472
Mid America Brick (Mid America)			800,000	800,000
Niagara Dispensing		261,918		261,918
Rheonix, Inc. (Rheonix)			500,000	500,000
SOMS		15,897		15,897

Total Purchases of Securities	—	2,130,999	1,841,483	3,972,482
Repayments of Securities
Bioworks			(6,170)	(6,170)
Gemcor II, LLC (Gemcor)	(74,508)	(35,778)		(110,286)
Golden Goal		(32,678)		(32,678)
GridApp			(4,297,277)	(4,297,277)
Innovex		(250,000)	(5,403,984)	(5,653,984)

Total Repayments of Securities	(74,508)	(318,456)	(9,707,431)	(10,100,395)
Transfers within Level 3		(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, December 31, 2010, of Level 3 Assets	$413,596	$3,595,327	$15,355,702	$19,364,625

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	$(3,736,642)

Amount of realized gains and losses included in changes in net assets from operations for the period above reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	4,962,742

Change in unrealized gains or losses relating to assets still held at reporting date	$1,226,100

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments

Ending Balance, December 31, 2008, of Level 3 Assets		$28,014,282

Realized Gains or Losses included in net change in net assets from operations
Kionix	$3,743,245
Rocket Broadband	$(705,030)
Ramsco	$155,000	$3,193,215

Unrealized gains or losses included in net change in net assets from operations
Adam	$(65,341)
APF	$(324,213)
Associates Interactive	$(293,518)
Golden Goal	$(419,238)
GridApp	$(295,935)
G-Tec	$(98,000)
Innovex	$(2,711,700)
Kionix	$(493,959)
Niagara Dispensing	$(367,951)
Rheonix	$136,000
Rocket Broadband realized loss	$715,000	$(4,218,855)

Purchases of Securities
Associates	$43,517
APF	$24,212
Carolina Skiff	$500,000
Gemcor	$500,000
Golden Goal	$38,238
GridApp	$429,267
Innovex	$250,000
Microcision	$658,808
Niagara Dispensing	$310,408
Rheonix	$253,000
SOMS	$104,790	$3,112,240

Repayments of Securities
EmergingMed	$(41,667)
Gemcor	$(79,314)
Kionix	$(5,249,284)
RAMSCO (Ramsco)	$(455,000)
Rocket Broadband	$(9,970)	$(5,835,235)
Transfers in or out of Level 3		—

Ending Balance, December 31, 2009, of Level 3 Assets		$24,265,647

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.		$(4,439,896)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions		$3,193,215

Change in unrealized gains or losses relating to assets still held at reporting date		($1,246,681)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3. –	Other Assets

At December 31, 2010 and 2009 other assets was comprised of the following:

	2010	2009

Escrow receivable from GripApp Systems, Inc.	$957,563	—
Escrow receivable from Innov-X Systems, Inc.	831,420	—
Escrow receivable from Kionix, Inc.	524,926	$524,926
Deferred debenture costs	174,621	187,286
Escrow receivable from USTec	—	22,199
Property, plant and equipment (net)	3,609	7,794
Prepaid expense	—	4,374
Operating receivables	69,250	1,492
Reserve for uncollectible USTec escrow	—	(22,199)

Total other assets	$2,561,389	$725,872

In 2010 the Corporation sold its investment in Innov-X Systems, Inc. and GridApp Systems, Inc and a portion of the sales proceeds were held in escrow. Both of these escrow amounts are expected to be released in 2012.

In 2009 the Corporation sold its equity interest in Kionix, Inc.. A portion of the proceeds were held in escrow and is expected to be released in 2011 and 2012.

In 2007 the Corporation sold a portion of its shares in UStec. A portion of the escrow was received during 2009 and 2010. The remaining $16,216 was written off during the year ended December 31, 2010.

Note 4. –	Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2010 and 2009 are approximately as follows:

	2010	2009

Operations	$975,000	$1,502,000
Investments	(2,147,000)	(3,479,000)
Tax credit carryforwards	128,000	168,000

Deferred tax liability, net	$(1,044,000)	$(1,809,000)

The Company assesses annually the recoverability of its deferred tax assets to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2010 and 2009.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2010	2009	2008

Current:
Federal	$588,654	$1,200,502	$677,635
State	36,566	69,638	(5,345)

	625,220	1,270,140	672,290

Deferred:
Federal	(755,713)	(1,528,770)	(427,692)
State	(8,972)	(152,230)	(16,308)

	(764,685)	(1,681,000)	(444,000)

Total	$(139,465)	$(410,860)	$228,290

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2010	2009	2008

Net investment gain and realized gain before income tax expense	$(294,528)	$(1,150,280)	$648,757

Expected tax expense at statutory rate	$(100,140)	$(391,095)	$241,577
State – net of federal effect	18,213	(54,511)	15,016
Pass-through benefit from Portfolio Investment	(37,214)	(44,052)	(42,500)
Non-deductible restructuring costs	—	43,439	—
Realized losses	(16,857)	—	—
Other	(3,467)	35,359	14,197

Total	$(139,465)	$(410,860)	$228,290

At December 31, 2010 and 2009 the Corporation no longer had any federal net operating loss carryforwards, state net operating loss carryforwards or capital loss carryforwards. For state tax purposes the Corporation had a Qualified Emerging Technology Company (QETC) tax credit carryforward of $193,594 and $219,513 at December 31, 2010 and 2009. The QETC credit carryforward does not have an expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at December 31, 2007	8,500
Increases for positions taken in prior year	21,000

Balance at December 31, 2008	29,500
Increases for positions taken in prior year	66,000

Balance at December 31, 2009	$95,500
Decreases for settlements with taxing authorities	23,000

Balance at December 31, 2010	$72,500

There was an adjustment to the liability recorded for uncertain tax positions in the year ended December 31, 2010. The New York State Department of Revenue completed an audit of the Corporation’s New York corporate income tax returns in the second quarter of 2010 for the years ended December 31, 2005 through 2007. The liability

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded for uncertain tax positions was reduced accordingly. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2010.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. The amounts recognized for interest and penalties related to unrecognized tax benefits was $0, $6,300 and $4,800 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 5. –	SBA Debenture Obligations

Rand SBIC paid a non-refundable commitment fee of $100,000 to the SBA to reserve $10,000,000 of approved SBA Guaranteed Debenture leverage in 2003 and 2004. The fee represents 1% of the face amount of the leverage reserved under the commitment and was a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. The unused leverage commitment of $1,900,000 expired on September 30, 2008 and the related unamortized prepaid leverage fee of $19,000 was expensed during 2008. The Corporation re-applied to the SBA for the unused $1,900,000 in leverage during 2009 and received approval of its application during 2009. In the fourth quarter of 2009, the Corporation paid the SBA a commitment fee of $19,000 to reserve the $1,900,000 in debenture leverage. At December 31, 2010 and 2009, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $10,000,000 and $9,100,000, respectively and has utilized its entire $10,000,000 commitment from the SBA. The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.108% to 5.535%, plus an annual charge that ranged from .285% to .887% during the year ended December 31, 2010. The debentures have fixed interest rates and a 10 year maturity date. The debentures outstanding at December 31, 2010 will mature as follows:

Maturity Date	Leverage

2014	$3,500,000
2015	1,900,000
2016	2,700,000
2020	1,900,000

Total Outstanding	$10,000,000

Note 6. –	Stockholders’ Equity (Net Assets)

At December 31, 2010 and 2009, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 21, 2011 at prices that are no greater than current net asset value.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of change in equity accounts:

	Accumulated	Undistributed
	Net	Net Realized	Net Unrealized
	Investment	Gain	on Appreciation
	Loss	Investments	on Investments

Balance, December 31, 2008	$(3,743,908)	$7,735,477	$8,732,845

Net increase (decrease) in net assets from operations	(1,217,817)	3,161,913	(2,683,516)

Balance, December 31, 2009	$(4,961,725)	$10,897,390	$6,049,329

Net (decrease) increase in net assets from operations	(2,713,243)	4,962,742	(2,404,562)

Balance, December 31, 2010	$(7,674,968)	$15,860,132	$3,644,767

Note 7. –	Stock Option Plans

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2010, 2009 and 2008, no stock options had been awarded under the Option Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

Note 8. –	Employee Benefit Plans

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The 401K Plan expense was $36,143, $25,743, and $27,158 during the years ended December 31, 2010, 2009 and 2008, respectively.

In 2002 the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, who are fully vested in the Plan. The Corporation has accrued $531,602 for estimated contributions to, or payments made under the Plan, for the year ended December 31, 2010. Additionally, the Corporation has accrued $53,032 in estimated contributions to the Plan related to an escrow receivable and this amount will be paid when the escrow is collected. The associated benefits on the profit sharing have been accrued at December 31, 2010. It is expected that $531,602 of this accrual will be paid in the first quarter of 2011. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan which was paid during the first quarter of 2010. The amounts approved do not exceed the defined limits. There were no contributions to, or payments made, under the Plan, for the year ended December 31, 2008.

Note 9. –	Commitments and Contingencies

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued health benefits under this agreement at December 31, 2010 and 2009 were $35,722 and $43,040, respectively.

The Corporation has a lease for office space which expires in December 2015. Rent expense under this operating lease for the years ended December 31, 2010, 2009 and 2008 was $15,950, $18,490 and $16,698. The future operating lease obligations for the next five years are approximately $16,800, $17,160,$17,520, $17,880 and $18,240.

Note 10. –	Quarterly Operations and Earnings Data – Unaudited

	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter

2010
Investment income	$233,039	$227,430	$198,428	$188,386
Net increase (decrease) in net assets from operations	884,569	(216,627)	(143,740)	(679,265)
Basic and diluted net increase (decrease) in net assets from operations per share	0.13	(0.03)	(0.02)	(0.10)
2009
Investment income	$751,656	$298,615	$320,995	$378,259
Net increase (decrease) in net assets from operations	(94,157)	33,394	(657,418)	(21,239)
Basic and diluted net increase (decrease) in net assets from operations per share	(0.01)	0.00	(0.11)	(0.00)

Note 11. –	Allowance for Doubtful Accounts

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2010	2009	2008

Balance at beginning of year	($209,089)	$(122,817)	$(122,000)
Provision for losses	—	(87,089)	(817)
Write offs/Recoveries	50,844	817	—

Balance at end of year	($158,245)	$(209,089)	$(122,817)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT
COST AND REALIZED GAIN
For the Year Ended December 31, 2010

	Cost
	Increase	Realized
	(Decrease)	Gain (Loss)

New and additions to previous investments
Microcision LLC	$923,472
Mid America Brick & Structural Clay Products, LLC	800,000
Liazon Corporation	501,200
Rheonix, Inc	500,000
GridApp Systems, Inc.	481,774
Niagara Dispensing Technologies, Inc.	261,918
Chequed.com, Inc.	250,000
EmergingMed.com, Inc.	216,712
Mezmeriz, Inc.	21,509
SOMS Technologies, LLC	15,897

	3,972,482
Investments repaid, sold or liquidated
GridApp repayment	(1,577,708)	$2,719,569
Innov-X Systems, Inc. repayment	(1,250,000)	4,403,984
Wineisit.com realized loss	(721,918)	(721,918)
Golden Goal, LLC realized loss	(675,652)	(642,974)
APF Group, Inc. realized loss	(631,547)	(631,547)
Gemcor LLC repayment	(110,286)	—
Photonic Products Group, Inc. sale	(76,250)	(46,542)
Adam realized loss	(68,000)	(68,000)
Bioworks, Inc. sale	(56,000)	(49,830)

	(5,167,361)	$4,962,742

Net change in investments	$(1,194,879)	$4,962,742

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, including the consolidated schedule of portfolio investments as of December 31, 2010, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2010, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2010 and 2009. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2010 and 2009, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2010, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $19,364,625 (84% of net assets) and $24,296,145 (105% of net assets) as of December 31, 2010 and 2009, respectively, include securities valued at $19,364,625 and $24,265,647, respectively, whose fair values have been estimated by management in the absence of readily ascertainable market value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2010 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/  Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
March 14, 2011

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

Information in response to this Item is incorporated herein by reference to the information under the headings ‘‘PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2011, to be filed under Regulation 14A (the “2011 Proxy Statement”).

The Corporation has adopted a written Code of Ethics that applies to our principal executive officer, principal financial officer and vice president of finance, and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. The Corporation’s Code of Ethics and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation’s website located at www.randcapital.com.

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2011 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2011 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2011 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2011 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report and included in Item 8:

(1) CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2010 and 2009

Statements of Operations for the three years in the period ended December 31, 2010

Statements of Changes in Net Assets for the three years in the period ended December 31, 2010

Statements of Cash Flows for the three years in the period ended December 31, 2010

Schedule of Portfolio Investments as of December 31, 2010

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2010

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2010

Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 11 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.

(10.1)	Employee Stock Option Plan – incorporated by reference Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*

(10.2)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.3)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.4)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.

(10.5)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on 2/6/09.*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended-filed herewith

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith

(32.2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital SBIC, Inc. – furnished herewith

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2011
RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title

(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum	President	March 14, 2011

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy	Treasurer	March 14, 2011

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum	Director	March 14, 2011

/s/ Erland E. Kailbourne Erland E. Kailbourne	Director	March 14, 2011

/s/ Ross B. Kenzie Ross B. Kenzie	Director	March 14, 2011

/s/ Reginald B. Newman II Reginald B. Newman II	Director	March 14, 2011

/s/ Jayne K. Rand Jayne K. Rand	Director	March 14, 2011

/s/ Robert M. Zak Robert M. Zak	Director	March 14, 2011