Form 10-Q
period 2011-03-31
RAND CAPITAL CORP
filed 2011-05-09
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 4, 2011 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of March 31, 2011 and December 31, 2010

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Investments at fair value (identified cost: 3/31/11 — $13,285,297; 12/31/10 — $13,573,041)	$19,245,399	$19,364,625
Cash and cash equivalents	11,069,896	11,698,653
Interest receivable (net of allowance — 3/31/11 — $122,000, 12/31/10 — $158,245)	1,154,332	1,051,848
Prepaid income taxes	144,854	414,745
Other assets	2,537,797	2,561,389

Total assets	$34,152,278	$35,091,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$10,000,000
Deferred tax liability	1,103,296	1,044,315
Accounts payable and accrued expenses	214,949	990,477
Deferred revenue	4,875	5,650

Total liabilities	11,323,120	12,040,442

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(7,712,646)	(7,674,968)
Undistributed net realized gain on investments	15,566,613	15,860,132
Net unrealized appreciation on investments	3,754,304	3,644,767
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 3/31/11 — $3.35, 12/31/10 — $3.38)	22,829,158	23,050,818

Total liabilities and stockholders’ equity (net assets)	$34,152,278	$35,091,260

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Investment income:
Interest from portfolio companies	$177,141	$166,497
Interest from other investments	8,081	5,184
Dividend and other investment income	41,114	13,902
Other income	1,804	2,803

	228,140	188,386

Operating expenses:
Salaries	118,750	115,050
Employee benefits	42,450	58,142
Directors’ fees	15,000	10,955
Professional fees	50,917	58,423
Stockholders and office operating	34,110	26,023
Insurance	12,046	10,165
Corporate development	15,696	9,230
Other operating	7,626	2,796

	296,595	290,784
Interest on SBA obligations	147,559	136,444

Total expenses	444,154	427,228

Investment loss before income taxes	(216,014)	(238,842)

Current income tax benefit	(75,604)	(79,453)

Net investment loss	(140,410)	(159,389)

Realized and unrealized loss on investments:
Realized loss on sales and dispositions, net	(293,519)	—
Income tax benefit	(102,732)	—

Net realized loss on investments	(190,787)	—
Unrealized appreciation on investments:
Beginning of period	5,791,584	9,528,226
End of period	5,960,102	8,728,226

Change in unrealized appreciation before income taxes	168,518	(800,000)
Deferred income tax expense (benefit)	58,981	(280,124)

Net increase (decrease) in unrealized appreciation	109,537	(519,876)

Net realized and unrealized loss on investments	(81,250)	(519,876)

Net decrease in net assets from operations	$(221,660)	$(679,265)

Weighted average shares outstanding	6,818,934	6,818,934
Basic and diluted net decrease in net assets per share from operations	$(0.03)	$(0.10)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net decrease in net assets from operations	$(221,660)	$(679,265)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	10,122	10,323
Original issue discount amortization	(2,467)	—
Change in interest receivable allowance	(36,245)	—
(Increase) decrease in unrealized appreciation of investments	(168,518)	800,000
Deferred tax expense (benefit)	58,981	(359,577)
Realized loss on portfolio investments, net	293,519	—
Non-cash conversion of debenture interest	(23,736)	(38,402)
Changes in operating assets and liabilities:
Increase in interest receivable	(66,239)	(95,445)
Decrease (increase) in other assets	13,469	(75,225)
Decrease in prepaid income taxes	269,891	—
Decrease in income taxes payable	—	(994,620)
Decrease in accounts payable and accrued expenses	(775,528)	(282,185)
Decrease in deferred revenue	(774)	(303)

Total adjustments	(427,525)	(1,035,434)

Net cash used in operating activities	(649,185)	(1,714,699)

Cash flows from investing activities:
Investments originated	—	(1,055,000)
Proceeds from loan repayments	20,428	35,310
Capital expenditures	—	(846)

Net cash provided by (used in) investing activities	20,428	(1,020,536)

Cash flows from financing activities:
Proceeds from SBA debenture	—	900,000
Origination costs to SBA	—	(21,825)

Net cash provided by financing activities	—	878,175

Net decrease in cash and cash equivalents	(628,757)	(1,857,060)
Cash and cash equivalents:
Beginning of period	11,698,653	9,417,236

End of period	$11,069,896	$7,560,176

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010

Net assets at beginning of period	$23,050,818	$23,205,881

Net investment loss	(140,410)	(159,389)
Net realized loss on sales and dispositions of investments	(190,787)	—
Net increase (decrease) in unrealized appreciation	109,537	(519,876)

Net decrease in net assets from operations	(221,660)	(679,265)

Net assets at end of period	$22,829,158	$22,526,616

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2011
(Unaudited)

(a)		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (j)

Chequed.com, Inc. (g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	$250,000 convertible promissory note at 8% due December 31, 2012.	11/18/10	0%	$250,000	$250,000	$.04

Liazon Corporation (e)(g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	$500,000 secured promissory note at 8% due November 9, 2015. 120,000 Series C-1 preferred stock.	11/9/10	1%	503,667	503,667	.07

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	121,509	121,509	.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	4%	753,000	889,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$3,696,752	$6,718,925	$.98

Affiliate Investments: (k)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $1,107,082	1/30/04	7%	$1,500,000	$1,500,000	$.22

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,045	675,045	.10

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2011 (Continued)
(Unaudited)

(a)		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Microcision LLC (e)(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,606,017	1,606,017	.24

Mid America Brick & Structural Clay Products, LLC(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	4,808,224 Series B membership units.	12/2/08	12%	370,687	426,403	.06

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$5,889,913	$6,210,465	$.92

Control Investments: (l)

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	893,168	6,093,168	.89

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Subtotal Control Investments				$1,393,168	$6,293,168	$.92

Other Investments	Various			$2,305,464	$22,841	$0

	Total portfolio investments			$13,285,297	$19,245,399	$2.82

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
March 31, 2011 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) At March 31, 2011 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than <$100,000 are included in “Other Investments.”
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
(d) The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2011, ASC 820 designates all of the Corporation’s investments as “Level 3” assets due to their privately held restricted nature. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) As of March 31, 2011, the total cost of investment securities approximated $13.3 million. Net unrealized appreciation was approximately $5.9 million, which was comprised of $8.5 million of unrealized appreciation of investment securities and $2.6 million related to unrealized depreciation of investment securities.
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
For the Three Months Ended March 31, 2011 and 2010
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
Following this merger, on February 26, 2009 the Corporation filed a new Exemption Application with the SEC, which was amended on August 5, 2009. As amended, the exemption application seeks an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the period ending March 31, 2011 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2010, June 30, 2010 and March 31, 2010
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.
Principles of Consolidation — The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC, (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.
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
Revenue Recognition — Dividend Income — The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.
Original Issue Discount — Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is amortized into interest income over the life of the loan. The Corporation had one OID for the three months ended March 31, 2011 with a balance of $34,533. The Corporation recognized $2,467 in OID income for the three months ended March 31, 2011. The Corporation recorded no OID income for the three months ended March 31, 2010.

Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $8,622 for the three months ended March 31, 2011 and March 31, 2010.
SBA Leverage — The Corporation has a total of $10,000,000 in outstanding SBA leverage at March 31, 2011 and 2010.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes (refunded) paid, during the three months ended March 31, 2011 and 2010 amounted to ($448,227) and $994,620, respectively. Interest paid during the three months ended March 31, 2011 and 2010 amounted to $275,590 and $239,054, respectively. The Corporation converted $23,736, and $38,402 of interest receivable into investments during the three months ended March 31, 2011 and 2010, respectively.
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
Stockholders’ Equity (Net Assets) — At March 31, 2011 and December 31, 2010, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 21, 2011 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of March 31, 2011, no stock options had been awarded under the Option Plan. Because Section 57(n) of the Investment Company Act of 1940 (the “1940 Act”) prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002 the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, who are fully vested in the Plan. There were no contributions to the Plan for the three months ended March 31, 2011 or 2010. During the year ended December 31, 2010, the Corporation approved and accrued $584,634 under the profit sharing plan of which $531,602 was paid during the three months ended March 31, 2011. The remaining $53,032 is related to an escrow receivable and will be paid when the escrow is collected. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan which was paid during the three months ended March 31, 2010. The amounts approved do not exceed the defined limits.

Income Taxes — The Corporation has adopted Accounting Standards Codification (ASC) 740, “Accounting for Uncertainty in Income Taxes”. ASC 740 clarifies the accounting and disclosure for uncertain tax positions by requiring that a tax position meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. ASC 740 also provides guidance on measurement, recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions.
There have been no changes in liabilities recorded for uncertain tax positions in the first quarter of 2011 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the three months ended March 31, 2011 and 2010.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2010.
Concentration of Credit Risk — At March 31, 2011 Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 32%, 22%, 8% and 8%, respectively, of the fair value of the Corporation’s investment portfolio.
Subsequent Events — The Corporation was repaid $500,000 by Liazon Corporation (Liazon) and reinvested $820,000 in Liazon after the quarter end.
Note 3. INVESTMENTS
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

In September 2006 the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. On January 1, 2008, the Corporation adopted ASC 820.
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
In the valuation process, the Corporation uses financial information received monthly, quarterly, and annually from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a company’s performance and potential have significantly deteriorated. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.
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

At March 31, 2011 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Loan investments	$393,168			$393,168

Debt investments	3,496,529			3,496,529

Equity investments	15,355,702			15,355,702

Total Venture Capital Investments	$19,245,399	$0	$0	$19,245,399

Loan investments are defined as traditional loan financings with no equity features. Debt investments are defined as debt financings that include one or more equity features such as conversion rights, stock purchase warrants, and/or stock purchase options. A financing may also be categorized as a debt financing if it is accompanied by the direct purchase of an equity interest in the company.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,596	$3,595,327	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,519)	(293,519)

Total Realized Losses	—	—	(293,519)	(293,519)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,519	293,519
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(125,001)		(125,001)

Total Unrealized Gains and Losses	—	(125,001)	293,519	168,518

Purchases/Changes to Securities (Note a.)
Microcision LLC (Microcision)	—	23,736	—	23,736
Liazon Corporation (Liazon)	—	2,467	—	2,467

Total Purchases/Changes to Securities	—	26,203	—	26,203

Repayments of Securities
Gemcor II, LLC (Gemcor)	(20,428)			(20,428)

Total Repayments of Securities	(20,428)	—	—	(20,428)
Transfers within Level 3		—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, March 31, 2011, of Level 3 Assets	$393,168	$3,496,529	$15,355,702	$19,245,399

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	$168,518

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	(293,519)

Change in unrealized gains or losses relating to assets still held at reporting date	$(125,001)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations	—	—	—	—

Unrealized gains or losses included in net change in net assets from operations
Innov-X Systems, Inc. (Innovex)	—	—	(800,000)	(800,000)

Total Unrealized Gains and Losses	—	—	(800,000)	(800,000)

Purchases/Changes to Securities (Note a.)
GridApp Systems Inc. (GridApp)	—	—	481,772	481,772
Rheonix, Inc. (Rheonix)	—	—	250,000	250,000
Niagara Dispensing Technologies, Inc (Niagara Dispensing)	—	206,249	—	206,249
Microcision LLC (Microcision)	—	125,000	—	125,000
Mezmeriz, Inc.	—		21,509	21,509
SOMS Technologies, LLC (SOMS)	—	8,870		8,870

Total Purchases/Changes to Securities	—	340,119	753,281	1,093,400

Repayments of Securities
Gemcor II, LLC (Gemcor)	(17,598)	(17,711)	—	(35,309)

Total Repayments of Securities	(17,598)	(17,711)	—	(35,309)
Transfers within Level 3	—	(900,000)	900,000	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, March 31, 2010, of Level 3 Assets	$470,506	$2,909,528	$21,143,704	$24,523,738

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(800,000)

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions	—

Change in unrealized gains or losses relating to assets still held at reporting date	$(800,000)

Note a. — Includes the impact of non-cash conversions

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Three months
	ended March 31,	Year ended
	2011	December 31,
	(Unaudited)	2010
Income from investment operations (1):
Investment income	$0.03	$0.12
Expenses	0.06	0.34

Investment loss before income taxes	(0.03)	(0.22)
Income tax benefit	(0.01)	(0.08)

Net investment loss	(0.02)	(0.14)
Net realized and unrealized (loss) gain on investments	(0.01)	0.12

Decrease in net asset value	(0.03)	(0.02)
Net asset value, beginning of period, based on weighted average shares	3.38	3.40

Net asset value, end of period, based on weighted average shares	$3.35	$3.38

Per share market price, end of period	$2.95	$3.23

Total return based on market value	(8.67)%	(18.84%)
Total return based on net asset value	(0.96)%	(0.67)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.94%	10.24%
Ratio of expenses including taxes to average net assets	(1.61)%	7.87%
Ratio of net investment loss to average net assets	(0.61)%	(4.21)%
Portfolio turnover	0.0%	16.5%
Net assets, end of period	$22,829,158	$23,050,818
Weighted average shares outstanding, end of period	6,818,934	6,818,934

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

Business Developments
During the first three months of 2011 the economy continued to improve following the recession that ended in late 2009. Despite a continued improvement in the economy over the last 18 months, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.
Critical Accounting Policies
The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the Corporation’s December 31, 2010 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Financial Condition
Overview:

	3/31/11	12/31/10	Decrease	% Decrease
Total assets	$34,152,278	$35,091,260	$(938,982)	(2.7%)
Total liabilities	11,323,120	12,040,442	(717,322)	(6.0%)

Net assets	$22,829,158	$23,050,818	$(221,660)	(1.0%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			(Decrease)	% (Decrease)
	3/31/11	12/31/10	Increase	Increase
Investments, at cost	$13,285,297	$13,573,041	$(287,744)	(2.1%)
Unrealized appreciation, net	5,960,102	5,791,584	168,518	2.9%

Investments at fair value	$19,245,399	$19,364,625	$(119,226)	(0.6%)

The change in investments, at cost, is comprised of the following:

Amount
Changes to Investments:
Microcision LLC (Microcision) interest conversion	$23,736
Liazon Corporation (Liazon) interest conversion	2,467

Total of changes to investments during the three months ended March 31, 2011	$26,203

Investment Repaid/Sold or Liquidated:
Associates Interactive (Associates)	$(293,519)
Gemcor II, LLC (Gemcor)	(20,428)

Total of investments repaid, sold or liquidated during the three months ended March 31, 2011	$(313,947)

Total change in investments, at cost, during the three months ended March 31, 2011	$(287,744)

Net asset value (NAV) per share was $3.35/share at March 31, 2011 versus $3.38/share at December 31, 2010.
The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 84% of net assets at March 31, 2011 and December 31, 2010, respectively.
Cash and cash equivalents approximated 48% of net assets at March 31, 2011 compared to 51% at December 31, 2010.

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
Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

	March 31,	March 31,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest from portfolio companies	$177,141	$166,497	$10,644	6.4%
Interest from other investments	8,081	5,184	2,897	55.9%
Dividend and other investment income	41,114	13,902	27,212	195.7%
Other income	1,804	2,803	(999)	(35.6%)

Total investment income	$228,140	$188,386	$39,754	21.1%

Interest from portfolio companies — The portfolio interest income increase is due to the origination of new debenture instruments from Chequed.com Inc. (Chequed) and Liazon in late 2010.
This increase is also attributable to accretion of $2,467 of Original Issue Discount (OID) income on the Liazon investment. OID income is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This transaction requires an allocation of a portion of the investment price to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument.
After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	14%	547,328	2010
Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances in the current year. The cash balance at March 31, 2011 and 2010 was $11,069,896 and $7,560,176, respectively.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the entities to distribute funds to the Corporation for payment of income taxes on its allocable share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.
Dividend income for the three months ended March 31, 2011 consisted of a distribution from New Monarch Machine Tool, Inc. (Monarch) for $41,114. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during the first quarter of 2011. Dividend income for the three months ended March 31, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $13,902.

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
The income associated with the amortization of financing fees was $775 and $803 for the three months ended March 31, 2011 and 2010, respectively. The annualized financing fee income based on the existing portfolio will be approximately $660 for the remainder of 2011 and $1,100 in 2012.
The income associated with board attendance fees was $1,000 and $2,000 for the three months ended March 31, 2011 and 2010, respectively.
Operating Expenses
Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

	March 31, 2011	March 31, 2010	Increase	% Increase

Total Expenses	$444,154	$427,228	$16,926	4.0%
Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.
The increase in operating expenses during the three months ended March 31, 2011 is comprised primarily of an 8% or $11,115 increase in SBA interest expense. SBA interest expense increased due to an additional $900,000 in debenture instruments originated in January 2010.
Net Realized Gains and Losses on Investments
During the three months ended March 31, 2011, the Corporation recognized a realized loss of ($293,519) on Associates Interactive LLC (Associates) due to the fact that Associates ceased doing business in the first quarter of 2011.
There were no realized gains or losses during the three months ended March 31, 2010.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net increase in unrealized appreciation on investments of $168,518 during the three months ended March 31, 2011 and a decrease of ($800,000) during the three months ended March 31, 2010.

The increase in unrealized appreciation of $168,518 for the three months ended March 31, 2011 was comprised of the following items:

March 31, 2011
Reclass Associates to a realized loss	$293,519
Niagara Dispensing	(125,001)

Total change in net unrealized appreciation during the three months ended March 31, 2011	$(168,518)

The Niagara Dispensing investment was written down an additional $125,001 during the three months ended March 31, 2011 after a review by the Corporation’s management of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities. Niagara Dispensing is in discussions with a potential acquirer of the business although the completion of a sales transaction is complex and uncertain. The investment is now valued at zero.
The Corporation recorded a net decrease in unrealized appreciation on investments of ($800,000) during the three months ended March 31, 2010. This decrease was comprised of the following valuation changes made by the Corporation:

March 31, 2010
Innov-X Systems Inc (Innovex)	$(800,000)

Total change in net unrealized appreciation during the three months ended March 31, 2010	$(800,000)

The Corporation reduced the valuation of its common equity holdings in Innovex by ($800,000) during the first quarter of 2010 due to an updated evaluation of the mergers and acquisition market for similar companies.
All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2011, the net decrease in net assets from operations was ($221,660) as compared to a net decrease in net assets from operations of ($679,265) for the same three month period in 2010. The decrease for the three months ending March 31, 2011 is a result of a ($140,410) net investment loss and a net realized and unrealized appreciation decrease, net of tax, of ($81,250). The decrease for the three months ended March 31, 2010 was a result of a ($159,389) net investment loss and a net decrease in unrealized appreciation of ($519,876).
Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of March 31, 2011 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $11,069,896.
Management expects that the cash and cash equivalents at March 31, 2011, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is anticipating potential exits from portfolio companies to increase the amount of liquidity available however these events are difficult to determine with any certainty and are subject to inherent market risks and volatility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 3. — Investments” in the consolidated financial statements contained in Item 1 of this report is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”
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
As of March 31, 2011 the Corporation did not have any off-balance sheet investments or hedging investments.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment management believes that, as of March 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting.
During the quarter ended March 31, 2011, no significant changes occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
See Part I, Item 1A, “Risk Factors,” of the 2010 Annual Report on Form 10-K for the year ended December 31, 2010. The Risk Factors from our 2010 report on Form 10-K remains applicable with the exception of the following additions:
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits
(a)	Exhibits

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
Dated: May 9, 2011

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer