Form 10-Q
period 2011-06-30
RAND CAPITAL CORP
filed 2011-08-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2011 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Investments at fair value (identified cost: 6/30/11 — $12,112,105; 12/31/10 — $13,573,041)	$20,068,121	$19,364,625
Cash and cash equivalents	10,791,049	11,698,653
Interest receivable (net of allowance — 6/30/11— $122,000, 12/31/10 — $158,245)	1,236,109	1,051,848
Prepaid income taxes	500,059	414,745
Other assets	2,140,126	2,561,389

Total assets	$34,735,464	$35,091,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$10,000,000	$10,000,000
Deferred tax liability	1,467,339	1,044,315
Accounts payable and accrued expenses	401,518	990,477
Deferred revenue	4,100	5,650

Total liabilities	11,872,957	12,040,442

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,898,961)	(1,648,118)
Undistributed net realized gain on investments	8,510,720	9,833,282
Net unrealized appreciation on investments	5,029,861	3,644,767
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 6/30/11 — $3.35, 12/31/10 — $3.38)	22,862,507	23,050,818

Total liabilities and stockholders’ equity (net assets)	$34,735,464	$35,091,260

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment income:
Interest from portfolio companies	$202,495	$167,509	$379,636	$334,006
Interest from other investments	10,000	4,005	18,081	9,189
Dividend and other investment income	29,442	22,389	70,556	36,291
Other income	5,776	4,525	7,580	7,328

	247,713	198,428	475,853	386,814

Operating expenses:
Salaries	118,750	115,050	237,500	230,100
Employee benefits	23,234	25,995	65,684	84,137
Directors’ fees	37,500	46,795	52,500	57,750
Professional fees	25,887	32,268	76,804	90,691
Stockholders and office operating	40,489	45,901	74,599	71,924
Insurance	7,800	9,655	19,846	19,820
Corporate development	17,041	14,537	32,737	23,767
Other operating	2,568	5,232	10,194	8,028

	273,269	295,433	569,864	586,217
Interest on SBA obligations	147,560	147,560	295,119	284,004
Bad debt recovery	—	(5,983)	—	(5,983)

Total expenses	420,829	437,010	864,983	864,238

Investment (loss) before income taxes	(173,116)	(238,582)	(389,130)	(477,424)
Income tax (benefit)	(62,683)	(88,331)	(138,287)	(167,784)

Net investment loss	(110,433)	(150,251)	(250,843)	(309,640)

Realized and unrealized gain (loss) on investments:
Realized loss on sales and dispositions	(1,780,611)	—	(2,074,130)	—
Income tax benefit	(648,836)	—	(751,568)	—

Net realized loss on investments	(1,131,775)	—	(1,322,562)	—
Unrealized appreciation on investments:
Beginning of period	5,960,102	8,728,226	5,791,584	9,528,226
End of period	7,956,016	8,785,064	7,956,016	8,785,064

Change in unrealized appreciation before income taxes	1,995,914	56,838	2,164,432	(743,162)
Deferred income tax expense (benefit)	720,357	50,327	779,338	(229,797)

Net increase (decrease) in unrealized appreciation	1,275,557	6,511	1,385,094	(513,365)

Net realized and unrealized gain (loss) on investments	143,782	6,511	62,532	(513,365)

Net increase (decrease) in net assets from operations	$33,349	$(143,740)	$(188,311)	$(823,005)

Weighted average shares outstanding	6,818,934	6,818,934	6,818,934	6,818,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.00	$(0.02)	$(0.03)	$(0.12)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net decrease in net assets from operations	$(188,311)	$(823,005)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	20,245	20,745
Original issue discount amortization	(37,000)	—
Change in interest receivable allowance	(36,245)	—
(Increase) decrease in unrealized appreciation of investments	(2,164,432)	743,162
Deferred tax benefit	423,024	(251,724)
Net realized loss on portfolio investments	2,074,130	—
Non-cash conversion of debenture interest	(47,828)	(324,553)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(148,016)	54,571
Decrease (increase) in other assets	401,018	(35,737)
Increase in income taxes receivable	(85,314)	(72,405)
Decrease in income taxes payable	—	(1,082,646)
Decrease in accounts payable and accrued Expenses	(588,959)	(160,966)
Decrease in deferred revenue	(1,549)	(828)

Total adjustments	(190,926)	(1,110,381)

Net cash used in operating activities	(379,237)	(1,933,386)

Cash flows from investing activities:
Investments originated	(1,069,999)	(2,580,000)
Proceeds from loan repayments	541,632	71,643
Capital expenditures	—	(846)

Net cash used in investing activities	(528,367)	(2,509,203)

Cash flows from financing activities:
Proceeds from SBA debenture	—	900,000
Origination costs to SBA	—	(21,825)

Net cash provided by financing activities	—	878,175

Net decrease in cash and cash equivalents	(907,604)	(3,564,414)
Cash and cash equivalents:
Beginning of period	11,698,653	9,417,236

End of period	$10,791,049	$5,852,822

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net assets at beginning of period	$22,829,158	$22,526,616	$23,050,818	$23,205,881

Net investment loss	(110,433)	(150,251)	(250,843)	(309,640)
Net realized loss on dispositions of investments	(1,131,775)	—	(1,322,562)	—
Net increase(decrease) in unrealized appreciation	1,275,557	6,511	1,385,094	(513,365)

Net increase (decrease) in net assets from operations	33,349	(143,740)	(188,311)	(823,005)

Net assets at end of period	$22,862,507	$22,382,876	$22,862,507	$22,382,876

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2011
(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand

Non-Control/Non-Affiliate Investments: (j)

Chequed.com, Inc. (g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	$500,000 convertible promissory notes at 8% due December 31, 2012.	11/18/10	0%	$500,000	$500,000	$.07

Liazon Corporation (e)(g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares.	11/9/10	4%	858,199	1,000,000	.15

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	121,509	121,509	.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	4%	753,000	889,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	4,168,001	.61

Subtotal Non-Control/Non-Affiliate Investments				$4,301,284	$7,465,258	$1.09

Affiliate Investments: (k)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $1,180,556	1/30/04	7%	$1,500,000	$1,500,000	$.22

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,045	675,045	.10

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2011 (Continued)
(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand

Microcision LLC (e)(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,630,109	1,630,109	.24

Mid America Brick & Structural Clay Products, LLC(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	4,808,224 Series B membership units.	12/2/08	12%	370,687	426,403	.06

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$5,914,005	$6,234,557	$.92

Control Investments (l)

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	871,965	6,071,965	.90

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Subtotal Control Investments				$1,371,965	$6,271,965	$.93

Other Investments	Various			$524,851	$96,341	$0

	Total portfolio investments			$12,112,105	$20,068,121	$2.94

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
June 30, 2011 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments

(a)
At June 30, 2011 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”

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

(d)
The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2011, ASC 820 designates all of the Corporation’s investments as “Level 3” assets due to their privately held restricted nature. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)
These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.

(f)
As of June 30, 2011, the total cost of investment securities approximated $12.1 million. Net unrealized appreciation was approximately $8.0 million, which was comprised of $8.7 million of unrealized appreciation and $0.7 million of unrealized depreciation.

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

Rand Capital Corporation and Subsidiary
Notes to the Consolidated Financial Statements
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)
Note 1. ORGANIZATION
Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company was continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).
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
In 2002 Rand and the predecessor SBIC subsidiary filed an initial Exemption Application with the Security and Exchange Commission (SEC) seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extensive discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.
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
Following this merger, in February 2009 the Corporation filed a new Exemption Application with the SEC, which was amended in August 2009. As amended, the Exemption Application seeks an order under Sections 6(c), 12(d)(1)(J), 57(c), and 57(i) of, and Rule 17d-1 under, the 1940 Act for exemptions from the application of Sections 12(d)(1), 18(a), 21(b), 57(a)(1), (2), (3), and (4), and 61(a) of the 1940 Act to certain aspects of its operations. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”), have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ending June 30, 2011 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2011, September 30, 2010 and June 30, 2010
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s Board committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.
Principles of Consolidation — The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC, (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification — Certain prior year amounts in the stockholders’ equity section of the “Statement of Financial Position” have been reclassified to reflect the income tax effect which is consistent with the presentation on the “Statement of Operations”.
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
The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.
Revenue Recognition — Dividend Income — The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.
Original Issue Discount — Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is amortized into interest income over the life of the loan. The Corporation recognized $37,000 in OID income for the six months ended June 30, 2011. The Corporation recorded no OID income for the six months ended June 30, 2010.

Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures. Amortization expense was $17,245 for the six months ended June 30, 2011 and 2010.
SBA Leverage — The Corporation has a total of $10,000,000 in outstanding SBA leverage at June 30, 2011 and December 31, 2010.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes (refunded) paid, during the six months ended June 30, 2011 and 2010 amounted to ($448,227) and $1,009,195, respectively. Interest paid during the six months ended June 30, 2011 and 2010 amounted to $275,590 and $239,054, respectively. The Corporation converted $47,828 and $324,553 of interest receivable into investments during the six months ended June 30, 2011 and 2010, respectively.
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
Stockholders’ Equity (Net Assets) — At June 30, 2011 and December 31, 2010, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 21, 2011 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2011, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002 the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, who are fully vested in the Plan. There were no contributions to the Plan for the six months ended June 30, 2011 or 2010. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid during the six months ended June 30, 2011. The remaining $15,940 is related to an escrow receivable and will be paid when the escrow is collected. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan which was paid during the six months ended June 30, 2010. The amounts approved do not exceed the defined limits.

Income Taxes — The Corporation reviews the tax positions taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in the recording of either a reduction of an income tax receivable or a deferred tax asset, or an income tax payable or a deferred tax liability.
There have been no changes in liabilities recorded for uncertain tax positions in the first half of 2011 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the six months ended June 30, 2011 and 2010.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2010.
Concentration of Credit Risk — At June 30, 2011 Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 30%, 21%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.
Recent Accounting Pronouncements— In May, 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on our consolidated financial statements.
Note 3. INVESTMENTS
Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.
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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:
•
Loan and debt securities are generally valued at the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A loan or debt instrument may be reduced in value if it is judged to be of poor quality and collection is in doubt. A loan or debt security may also be valued based on the estimated proceeds from the sale of a portfolio company at its estimated fair value.

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
In the valuation process, the Corporation uses financial information from its portfolio companies, which includes both audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the portfolio companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a company’s performance and potential have deteriorated significantly. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.
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
At June 30, 2011 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.

Loan investments are defined as traditional loan financings with no equity features. Debt investments are defined as debt financings that include one or more equity features such as conversion rights, stock purchase warrants, and/or stock purchase options. A financing may also be categorized as a debt financing if it is accompanied by the direct purchase of an equity interest in the company.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Loan investments	$371,964	—	—	$371,964

Debt investments	3,378,654	—	—	3,378,654

Equity investments	16,317,503	—	—	16,317,503

Total Venture Capital Investments	$20,068,121	$0	$0	$20,068,121

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$413,596	—	—	$413,596

Debt investments	3,595,327	—	—	3,595,327

Equity investments	15,355,702	—	—	15,355,702

Total Venture Capital Investments	$19,364,625	$0	$0	$19,364,625

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,596	$3,595,327	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,784)	(1,780,612)

Total Realized Losses	—	(498,828)	(1,575,302)	(2,074,130)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,519	293,519
Liazon Corporation (Liazon)	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,784	1,729,112

Total Unrealized Gains and Losses	—	447,328	1,717,104	2,164,432

Purchases of Securities/Changes to Securities/Non-cash conversions
Chequed.com, Inc. (Chequed)	—	250,000	—	250,000
Microcision LLC (Microcision)	—	47,827	—	47,827
Liazon	—	37,000	819,999	856,999

Total Purchases/Changes to Securities and Non- Cash conversions	—	334,827	819,999	1,154,826

Repayments of Securities
Gemcor II, LLC (Gemcor)	(41,632)	—	—	(41,632)
Liazon	—	(500,000)	—	(500,000)

Total Repayments of Securities	(41,632)	(500,000)	—	(541,632)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, June 30, 2011, of Level 3 Assets	$371,964	$3,378,654	$16,317,503	$20,068,121

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				$2,164,432

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				(2,074,130)

Change in unrealized gains or losses relating to assets still held at reporting date				$90,302

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations	—	—	—	—

Unrealized gains or losses included in net change in net assets from operations
SOMS Technologies, LLC (SOMS)	—	—	55,313	55,313
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	—	(100,000)	(100,000)
Innov-X Systems, Inc. (Innovex)	—	—	(700,000)	(700,000)

Total Unrealized Gains and Losses	—	—	(744,687)	(744,687)
Purchases of Securities/Changes to Securities/Non-cash conversions
Microcision LLC (Microcision)	—	877,048	—	877,048
Mid America Brick (Mid America)	—	—	800,000	800,000
GridApp Systems Inc. (GridApp)	—	—	481,774	481,774
Rheonix, Inc. (Rheonix)	—	—	250,000	250,000
Niagara Dispensing	—	222,753	—	222,753
EmergingMed.com, Inc. (Emerging Med)	—	216,712	—	216,712
Mezmeriz, Inc. (Mezmeriz)	—	—	21,509	21,509
Carolina Skiff LLC (Carolina Skiff)	—	18,861	—	18,861
SOMS	—	15,897	—	15,897

Total Purchases/Changes to Securities and Non- Cash conversions	—	1,351,271	1,553,283	2,904,554
Repayments of Securities
Gemcor II, LLC (Gemcor)	(35,865)	(35,781)	—	(71,646)

Total Repayments of Securities	(35,865)	(35,781)	—	(71,646)
Transfers within Level 3	—	(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, June 30, 2010, of Level 3 Assets	$452,239	$3,531,923	$22,369,706	$26,353,868

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.				$(744,687)

Gains and losses (realized and unrealized) included in Net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on Sales and Dispositions				—

Change in unrealized gains or losses relating to assets still held at reporting date				$(744,687)

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six months ended	Year ended
	June 30, 2011	December 31,
	(Unaudited)	2010
Income from investment operations (1):
Investment income	$0.07	$0.12
Expenses	0.13	0.34

Investment loss before income taxes	(0.06)	(0.22)
Income tax benefit	(0.02)	(0.08)

Net investment loss	(0.04)	(0.14)
Net realized and unrealized (loss) gain on investments	0.01	0.12

Decrease in net asset value	(0.03)	(0.02)
Net asset value, beginning of period, based on weighted average shares	3.38	3.40

Net asset value, end of period, based on weighted average shares	$3.35	$3.38

Per share market price, end of period	$2.90	$3.23

Total return based on market value	(10.22)%	(18.84%)
Total return based on net asset value	(0.82)%	(0.67)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	3.77%	10.24%
Ratio of expenses including taxes to average net assets	3.17%	7.87%
Ratio of net investment loss to average net assets	(1.09)%	(4.21)%
Portfolio turnover	5.9%	16.5%
Net assets, end of period	$22,862,507	$23,050,818
Weighted average shares outstanding, end of period	6,818,934	6,818,934

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

Business Developments
During the first six months of 2011 the economy continued to improve following the recession that ended in late 2009. Despite a continued improvement in the economy over the last 18 months, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.
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

Financial Condition
Overview:

	6/30/11	12/31/10	Decrease	% Decrease
Total assets	$34,735,464	$35,091,260	$(355,796)	(1.0%)
Total liabilities	11,872,957	12,040,442	(167,485)	(1.4%)

Net assets	$22,862,507	$23,050,818	$(188,311)	(0.8%)

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			(Decrease)	% (Decrease)
	6/30/11	12/31/10	Increase	Increase
Investments, at cost	$12,112,105	$13,573,041	$(1,460,936)	(10.8%)
Unrealized appreciation, net	7,956,016	5,791,584	2,164,432	37.4%

Investments at fair value	$20,068,121	$19,364,625	$703,496	3.6%

The change in investments, at cost, is comprised of the following:

Amount
New Investments
Liazon Corporation (Liazon)	$819,999
Chequed.com, Inc (Chequed)	250,000

Total of new investments during the six months ended June 30, 2011	$1,069,999

Changes to Investments:
Microcision LLC (Microcision) interest conversion	$47,828
Liazon interest conversion	37,000

Total of changes to investments during the six months ended June 30, 2011	$84,828

Investment Repaid/Sold or Liquidated:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$(1,780,612)
Liazon	(500,000)
Associates Interactive (Associates)	(293,519)
Gemcor II, LLC (Gemcor)	(41,632)

Total of investments repaid, sold or liquidated during the six months ended June 30, 2011	$(2,615,763)

Total change in investments, at cost, during the six months ended June 30, 2011	$(1,460,936)

Net asset value (NAV) was $3.35/share at June 30, 2011 versus $3.38/share at December 31, 2010.
The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 88% of net assets at June 30, 2011 compared to 84% of net assets at December 31, 2010.
Cash and cash equivalents approximated 47% of net assets at June 30, 2011 compared to 51% at December 31, 2010.

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
Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	June 30,	June 30,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest from portfolio companies	$379,636	$334,006	$45,630	13.7%
Interest from other investments	18,081	9,189	8,892	96.8%
Dividend and other investment income	70,556	36,291	34,265	94.4%
Other income	7,580	7,328	252	3.4%

Total investment income	$475,853	$386,814	$89,039	23.0%

Interest from portfolio companies — The portfolio interest income increase is due to the accretion of $37,000 of Original Issue Discount (OID) income on the Liazon investment. OID income is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This transaction requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument. The debt instrument associated with this OID was paid in full during the second quarter of 2011 and therefore all of the remaining OID was recognized as income.
After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

	Interest	Investment	Year that Interest
Company	Rate	Cost	Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances in the current year. The cash balance at June 30, 2011 and 2010 was $10,791,049 and $5,852,822, respectively.
Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLCs profits. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.

Dividend income for the six months ended June 30, 2011 consisted of a distribution from New Monarch Machine Tool, Inc. (Monarch) for $66,239 and Carolina Skiff LLC (Carolina Skiff) for $4,317. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011. Dividend income for the six months ended June 30, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $32,191 and Gemcor II, LLC (Gemcor) for $4,100.
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
The income associated with the amortization of financing fees was $1,550 and $1,328 for the six months ended June 30, 2011 and 2010, respectively. The annualized financing fee income based on the existing portfolio will be approximately $4,500 for the remainder of 2011 and $100 in 2012.
The income associated with board attendance fees was $6,000 for the six months ended June 30, 2011 and 2010.
Operating Expenses
Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	June 30, 2011	June 30, 2010	Decrease	% Decrease
Total Expenses	$864,983	$864,238	$(745)	0.0%
Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.
Net Realized Gains and Losses on Investments
During the six months ended June 30, 2011, the Corporation recognized a realized loss of ($1,780,612) on Niagara Dispensing and a loss of ($293,519) on Associates Interactive LLC (Associates).
The Corporation recognized a realized loss of ($1,780,612) on its investment in Niagara Dispensing Technologies, Inc. after the company was sold during the second quarter of 2011. As part of the sale proceeds, the Corporation was given a multi-year royalty on future product sales. The Corporation evaluated the new entity’s business projections and determined that its investment has a value of $73,500 at June 30, 2011. Associates ceased doing business in the first quarter of 2011.
There were no realized gains or losses during the six months ended June 30, 2010.

Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net increase in unrealized appreciation on investments of $2,164,432 during the six months ended June 30, 2011 and a decrease of ($743,162) during the six months ended June 30, 2010.
The increase in unrealized appreciation of $2,164,432 for the six months ended June 30, 2011 was comprised of the following items:

June 30, 2011
Reclass Niagara Dispensing to realized loss	$1,729,112
Reclass Associates to a realized loss	293,519
Liazon	141,801

Total change in net unrealized appreciation during the six months ended June 30, 2011	$2,164,432

In accordance with its valuation policy, the Corporation increased the value of its holdings in Liazon based on a significant equity financing during the second quarter of 2011 by a new non-strategic outside investor that had a higher valuation for this portfolio company.
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
The Corporation reduced the valuation of its common equity holdings in Innovex by ($700,000) based on a pending sale of Innovex to Olympus NDT Corporation. After this valuation change, the Innovex investment was valued at $5,600,000, which is $4,350,000 over the cost basis of $1,250,000. The sale was completed on July 1, 2010, and the Corporation recognized a realized gain in the third quarter of 2010.
The Niagara Dispensing investment was written down $100,000 during the six months ended June 30, 2010 after a review by the Corporation’s management of the company’s financials and an analysis the liquidation preferences of senior securities.
All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.
Net Decrease in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2011, the net decrease in net assets from operations was ($188,311) as compared to a net decrease in net assets from operations of ($823,005) for the same six month period in 2010. The decrease for the six months ending June 30, 2011 is a result of a ($250,843) net investment loss and a net realized and unrealized gain, net of tax, of $62,532. The decrease for the six months ended June 30, 2010 was a result of a ($309,640) net investment loss and a net decrease in unrealized appreciation of ($513,365).

Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of June 30, 2011 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $10,791,049.
Management expects that cash and cash equivalents at June 30, 2011, coupled with the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is anticipating potential exits from portfolio companies to increase the amount of liquidity available, however these events are difficult to predict with any certainty and are subject to inherent market risks and volatility.

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
At times the Corporation’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be securities in the Corporation’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.
As of June 30, 2011 the Corporation did not have any off-balance sheet investments or hedging investments.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our consolidated financial statements.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting.
During the quarter ended June 30, 2011, no significant changes occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(3)	(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(4)		Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997.
(10.1)		Employee Stock Option Plan — incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 1, 2002.*
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
Dated: August 5, 2011

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum

Allen F. Grum, President

By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.

By:	/s/ Allen F. Grum

Allen F. Grum, President

By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer