Form 10-Q
period 2011-09-30
RAND CAPITAL CORP
filed 2011-11-07
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 4, 2011 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION
TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data
RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
As of September 30, 2011 and December 31, 2010

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Investments at fair value (identified cost: 9/30/11 - $12,208,977; 12/31/10 - $13,573,041)	$21,696,992	$19,364,625
Cash and cash equivalents	4,504,418	11,698,653
Interest receivable (net of allowance: 9/30/11 - $122,000; 12/31/10 - $158,245)	1,319,424	1,051,848
Prepaid income taxes	637,290	414,745
Other assets	2,048,144	2,561,389

Total assets	$30,206,268	$35,091,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$4,000,000	$10,000,000
Deferred tax liability	2,146,611	1,044,315
Accounts payable and accrued expenses	224,910	990,477
Deferred revenue	—	5,650

Total liabilities	6,371,521	12,040,442

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,913,879)	(1,648,118)
Undistributed net realized gain on investments	8,510,719	9,833,282
Net unrealized appreciation on investments	6,017,020	3,644,767
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Net assets (per share 9/30/11 - $3.50 , 12/31/10 - $3.38)	23,834,747	23,050,818

Total liabilities and stockholders’ equity (net assets)	$30,206,268	$35,091,260

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Investment income:
Interest from portfolio companies	$170,209	$189,915	$549,845	$523,921
Interest from other investments	8,828	6,770	26,909	15,959
Dividend and other investment income	254,300	26,220	324,856	62,511
Other income	7,100	4,525	14,680	11,853

	440,437	227,430	916,290	614,244

Operating expenses:
Salaries	118,750	495,050	356,250	725,150
Employee benefits	22,700	26,802	88,384	110,939
Directors’ fees	12,750	15,750	65,250	73,500
Professional fees	45,519	27,573	122,323	118,264
Stockholders and office operating	27,104	24,701	101,703	96,625
Insurance	7,800	9,656	27,646	29,476
Corporate development	15,773	15,584	48,510	39,351
Other operating	2,070	2,977	12,264	11,005

	252,466	618,093	822,330	1,204,310
Interest on SBA obligations	184,080	143,151	479,199	427,155
Bad debt recovery	—	—	—	(5,983)

Total expenses	436,546	761,244	1,301,529	1,625,482

Investment gain (loss) before income taxes	3,891	(533,814)	(385,239)	(1,011,238)
Income tax expense (benefit)	18,809	(219,963)	(119,478)	(387,747)

Net investment loss	(14,918)	(313,851)	(265,761)	(623,491)

Realized and unrealized gain (loss) on investments:
Realized gain (loss) on sales and dispositions	(1)	4,311,499	(2,074,131)	4,311,499
Income tax expense (benefit)	—	1,536,869	(751,568)	1,536,869

Net realized gain (loss) on investments	(1)	2,774,630	(1,322,563)	2,774,630
Unrealized appreciation on investments:
Beginning of period	7,956,016	8,785,064	5,791,584	9,528,226
End of period	9,488,015	4,535,718	9,488,015	4,535,718

Change in unrealized appreciation before income taxes	1,531,999	(4,249,346)	3,696,431	(4,992,508)
Deferred income tax expense (benefit)	544,840	(1,571,940)	1,324,178	(1,801,737)

Net increase (decrease) in unrealized appreciation	987,159	(2,677,406)	2,372,253	(3,190,771)

Net realized and unrealized gain (loss) on investments	987,158	97,224	1,049,690	(416,141)

Net increase (decrease) in net assets from operations	$972,240	($216,627)	$783,929	($1,039,632)

Weighted average shares outstanding	6,818,934	6,818,934	6,818,934	6,818,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.14	($0.03)	$0.11	($0.15)
See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$783,929	$(1,039,632)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	94,744	31,168
Original issue discount accretion	(37,000)	—
Change in interest receivable allowance	(36,245)	—
(Increase) decrease in unrealized appreciation of investments	(3,696,431)	4,992,508
Deferred tax expense (benefit)	1,102,296	(1,432,154)
Net realized loss (gain) on portfolio investments	2,074,131	(4,311,499)
Non-cash conversion of debenture interest	(72,285)	(342,897)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(231,331)	184,636
Decrease (increase) in other assets	418,500	(14,206)
Increase in prepaid income taxes	(222,545)	—
Decrease in income taxes payable	—	(240,994)
(Decrease) increase in accounts payable and accrued expenses	(765,567)	89,240
Decrease in deferred revenue	(5,650)	(1,353)

Total adjustments	(1,377,383)	(1,045,551)

Net cash used in operating activities	(593,454)	(2,085,183)

Cash flows from investing activities:
Investments originated	(1,171,944)	(2,830,000)
Proceeds from sale of portfolio investments	—	4,655,379
Proceeds from loan repayments	571,163	90,606
Capital expenditures	—	(846)

Net cash (used) provided by investing activities	(600,781)	1,915,139

Cash flows from financing activities:
Repayment of SBA debentures	(6,000,000)	—
Proceeds from SBA debentures	—	900,000
Origination costs to SBA	—	(21,825)

Net cash (used) provided by financing activities	(6,000,000)	878,175

Net (decrease) increase in cash and cash equivalents	(7,194,235)	708,131
Cash and cash equivalents:
Beginning of period	11,698,653	9,417,236

End of period	$4,504,418	$10,125,367

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
For the Three Months and the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net assets at beginning of period	$22,862,507	$22,382,876	$23,050,818	$23,205,881

Net investment loss	(14,918)	(313,851)	(265,761)	(623,491)
Net realized (loss) gain on dispositions of investments	(1)	2,774,630	(1,322,563)	2,774,630
Net increase(decrease) in unrealized appreciation	987,159	(2,677,406)	2,372,253	(3,190,771)

Net increase (decrease) in net assets from operations	972,240	(216,627)	783,929	(1,039,632)

Net assets at end of period	$23,834,747	$22,166,249	$23,834,747	$22,166,249

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2011
(Unaudited)

(a)		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Non-Control/Non-Affiliate Investments: (j)

Chequed.com, Inc. (g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	$500,000 convertible promissory notes at 8% due December 31, 2012.	11/18/10	0%	$500,000	$500,000	$.07

Liazon Corporation (e)(g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares.	11/9/10	4%	858,199	1,000,000	.15

Mezmeriz, Inc. (g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro-electronic mechanical systems (MEMS) enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	121,509	121,509	.02

Rheonix, Inc. Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	4%	753,000	889,000	.12

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor Inc. (g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares.	11/18/02	4%	1,349,479	5,700,000	.84

Subtotal Non-Control/Non-Affiliate Investments				$4,301,284	$8,997,257	$1.32

Affiliate Investments: (k)

Carolina Skiff LLC (e)(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $1,263,369	1/30/04	7%	$1,500,000	$1,500,000	$.22

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,045 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,046	675,046	.10

RAND CAPITAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2011 (Continued)
(Unaudited)

(a)		(b)				Per
Company, Geographic Location, Business		Date	(c)		(d)(f)	Share
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	of Rand

Microcision LLC (e)(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,654,565	1,654,565	.24

Mid America Brick & Structural Clay Products, LLC(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Ultra — Scan Corporation Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,203,000	.18

Subtotal Affiliate Investments				$6,040,407	$6,360,959	$.94

Control Investments (l)

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC (e)(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	842,435	6,042,435	.89

G-TEC Natural Gas Systems Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Subtotal Control Investments				$1,342,435	$6,242,435	$.92

Other Investments	Various			$524,851	$96,341	$0

	Total portfolio investments			$12,208,977	$21,696,992	$3.18

RAND CAPITAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS
September 30, 2011 (Continued)
(Unaudited)
Notes to Consolidated Schedule of Portfolio Investments
(a) At September 30, 2011 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick & Battaglia, CPAs PC has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”
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
(d) The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2011, ASC 820 designates all of the Corporation’s investments as “Level 3” assets due to their privately held restricted nature. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.
(e) These investments are income producing. All other investments are non-income producing. Income producing investments have generated cash payments of interest or dividends within the last twelve months.
(f) As of September 30, 2011, the total cost of investment securities approximated $12.2 million. Net unrealized appreciation was approximately $9.5 million, which was comprised of $10.2 million of unrealized appreciation of investment securities and $0.7 million related to unrealized depreciation of investment securities.
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

Rand Capital Corporation and Subsidiary
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)
Note 1. ORGANIZATION
Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).
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
Following this merger, in February 2009 the Corporation filed a new Exemption Application with the SEC, which was amended in August 2009 and again in September 2011, in response to comments from the Staff of the SEC. As amended, the Exemption Application seeks an order under Sections 6(c), 12(d)(1)(J) and 57(c) of the 1940 Act for exemptions from the application of Sections 12(d)(1)(A) and (C), 18(a), 21(b), 57(a)(1) through (3), and 61(a) of the 1940 Act, and under Section 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act to permit certain transactions that would otherwise be prohibited, but which would not be prohibited if Rand and Rand SBIC were a single entity. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:
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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ending September 30, 2011 are not necessarily indicative of the results for the full year.

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
N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2010

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2011, March 31, 2011, and September 30, 2010

Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities
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
Reclassification — Certain prior year amounts in the stockholders’ equity section of the “Statement of Financial Position” have been reclassified to reflect the income tax effect which is consistent with the presentation on the “Statement of Operations.”
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
Original Issue Discount — Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $37,000 in OID income for the nine months ended September 30, 2011. The Corporation recorded no OID income for the nine months ended September 30, 2010.

Deferred Debenture Costs — SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the nine months ended September 30, 2011 and 2010 was $91,135 and $25,867, respectively.
SBA Leverage — The Corporation has $4,000,000 in outstanding SBA leverage at September 30, 2011 and $10,000,000 at December 31, 2010 with maturities commencing in 2015.
Net Assets per Share — Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.
Supplemental Cash Flow Information — Income taxes (refunded) paid, during the nine months ended September 30, 2011 and 2010 amounted to ($426,619) and $1,020,533, respectively. Interest paid during the nine months ended September 30, 2011 and 2010 amounted to $555,748 and $513,953 respectively. The Corporation converted $72,285 and $342,897 of interest receivable into investments during the nine months ended September 30, 2011 and 2010, respectively.
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
Stockholders’ Equity (Net Assets) — At September 30, 2011 and December 31, 2010, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.
The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.
Profit Sharing and Stock Option Plan — In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2011, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.
In 2002 the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, who are fully vested in the Plan. There were no contributions to the Plan for the nine months ended September 30, 2011. The Corporation accrued $380,000 for estimated contributions to, or payments made under the Plan for the nine months ended September 30, 2010. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid during the nine months ended September 30, 2011. The remaining $15,940 is related to an escrow receivable and will be paid when the escrow is collected. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan, which was paid during the nine months ended September 30, 2010. The amounts approved do not exceed the defined limits.

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
There have been no changes in liabilities recorded for uncertain tax positions in the first nine months of 2011 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.
It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the nine months ended September 30, 2011 and 2010.
The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2010. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2010.
Concentration of Credit and Market Risk — The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.
At September 30, 2011 Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 28%, 26%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.
At September 30, 2011 the Carolina Skiff interest receivable balance represents 88% of the Corporation’s gross interest receivable balance.
Recent Accounting Pronouncements— In May, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will have a material impact on the consolidated financial statements.
Subsequent Events — Subsequent to September 30, 2011 the Corporation contributed $1,000,000 of regulatory capital to the Rand SBIC subsidiary and Rand SBIC received approval from the SBA for $8,000,000 in new leverage. Additionally, the Corporation made one investment totaling $700,000.

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
On January 1, 2008 the Corporation adopted Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.
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
At September 30, 2011 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.
Loan investments are defined as traditional loan financings with no equity features. Debt investments are defined as debt financings that include one or more equity features such as conversion rights, stock purchase warrants, and/or stock purchase options. A financing may also be categorized as a debt financing if it is accompanied by the direct purchase of an equity interest in the company.
Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant	Other Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Loan investments	$342,435	—	—	$342,435

Debt investments	3,403,111	—	—	3,403,111

Equity investments	17,951,446	—	—	17,951,446

Total Venture Capital Investments	$21,696,992	$0	$0	$21,696,992

		Fair Value Measurements at Reported Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Loan investments	$413,597	—	—	$413,597

Debt investments	3,595,326	—	—	3,595,326

Equity investments	15,355,702	—	—	15,355,702

Total Venture Capital Investments	$19,364,625	$0	$0	$19,364,625

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,597	$3,595,326	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,785)	(1,780,613)

Total Realized Losses	—	(498,828)	(1,575,303)	(2,074,131)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,518	293,518
Liazon Corporation (Liazon)	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,785	1,729,113
Synacor, Inc. (Synacor)	—	—	1,531,999	1,531,999

Total Unrealized Gains and Losses	—	447,328	3,249,103	3,696,431

Purchases of Securities/Changes to Securities/Non-cash conversions
Chequed.com, Inc. (Chequed)	—	250,000	—	250,000
Microcision LLC (Microcision)	—	72,285	—	72,285
Liazon	—	37,000	819,999	856,999
SOMS Technologies, LLC	—	—	101,945	101,945

Total Purchases/Changes to Securities and Non- Cash conversions	—	359,285	921,944	1,281,229

Repayments of Securities
Gemcor II, LLC (Gemcor)	(71,162)	—	—	(71,162)
Liazon	—	(500,000)	—	(500,000)

Total Repayments of Securities	(71,162)	(500,000)	—	(571,162)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, September 30, 2011, of Level 3 Assets	$342,435	$3,403,111	$17,951,446	$21,696,992

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	$3,696,431

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	(2,074,131)

Change in unrealized gains or losses relating to assets still held at reporting date	$1,622,300

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Venture Capital Investments
	Loan	Debt	Equity
Description	Investments	Investments	Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations
Bioworks Inc. (Bioworks)	—	—	(49,830)	(49,830)
Innov-X Systems Inc (Innovex)	—	—	4,361,329	4,361,329

Total Realized Gains	—	—	4,311,499	4,311,499

Unrealized gains or losses included in net change in net assets from operations
Bioworks	—	—	56,000	56,000
GridApp Systems Inc. (GridApp)	—	—	295,935	295,935
Innovex	—	—	(5,050,000)	(5,050,000)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	—	(350,162)	(350,162)
Photonics Products Group, Inc. (Photonics)	—	—	2	2
SOMS Technologies, LLC (SOMS)	—	—	55,717	55,717

Total Unrealized Gains and Losses	—	—	(4,992,508)	(4,992,508)

Purchases of Securities/Changes to Securities/Non-cash conversions
EmergingMed.com, Inc. (Emerging Med)	—	216,712	—	216,712
GridApp	—	—	481,772	481,772
Mezmeriz, Inc. (Mezmeriz)	—	—	21,509	21,509
Microcision LLC (Microcision)	—	900,087	—	900,087
Mid America Brick (Mid America)	—	—	800,000	800,000
Niagara Dispensing	—	236,919	—	236,919
Rheonix, Inc. (Rheonix)	—	—	500,000	500,000
SOMS	—	15,897	—	15,897

Total Purchases/Changes to Securities and Non- Cash conversions	—	1,369,615	1,803,281	3,172,896

Repayments of Securities
Bioworks	—	—	(6,170)	(6,170)
Gemcor II, LLC (Gemcor)	(54,827)	(35,779)	—	(90,606)
Innovex	—	(250,000)	(5,361,329)	(5,611,329)

Total Repayments of Securities	(54,827)	(285,779)	(5,367,499)	(5,708,105)

Transfers within Level 3	—	(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, September 30, 2010, of Level 3 Assets	$433,277	$3,300,269	$17,315,883	$21,049,429

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.	$(4,992,508)

Gains and losses (realized and unrealized) included in net decrease in net assets from operations for the period above are reported as follows:

Net Gain (Loss) on sales and dispositions	4,311,499

Change in unrealized gains or losses relating to assets still held at reporting date	$(681,009)

Note 4. FINANCIAL HIGHLIGHTS
The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Nine months ended	Year ended
	September 30, 2011	December 31,
	(Unaudited)	2010
Income from investment operations (1):
Investment income	$0.13	$0.12
Expenses	0.19	0.34

Investment loss before income taxes	(0.06)	(0.22)
Income tax benefit	(0.02)	(0.08)

Net investment loss	(0.04)	(0.14)
Net realized and unrealized gain on investments	0.16	0.12

Increase (decrease) in net asset value	0.12	(0.02)
Net asset value, beginning of period, based on weighted average shares	3.38	3.40

Net asset value, end of period, based on weighted average shares	$3.50	$3.38

Per share market price, end of period	$2.80	$3.23

Total return based on market value	(13.31)%	(18.84%)
Total return based on net asset value	3.40%	(0.67)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	5.55%	10.24%
Ratio of expenses including taxes to average net assets	5.04%	7.87%
Ratio of net investment loss to average net assets	(1.13)%	(4.21)%
Portfolio turnover	6.2%	16.5%
Net assets, end of period	$23,834,747	$23,050,818
Weighted average shares outstanding, end of period	6,818,934	6,818,934

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
Rand is incorporated in New York and has elected to operate as a business development company(“BDC”) under the 1940 Act. Its wholly-owned subsidiary, Rand SBIC, operates as a small business investment company (“SBIC”) regulated by the Small Business Administration (“SBA”). Rand SBIC has filed an exemption application with the SEC which, if approved, will permit it to elect BDC status and engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemption.
The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

Business Developments
During the first nine months of 2011 the economy continued to improve following the recession that ended in late 2009. Despite an improvement in the economy over the last two years, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.
The Corporation finalized its discussions with the SBA regarding the continuation of its participation in the SBIC program during the third quarter of 2011. The Corporation repaid $6,000,000 in outstanding leverage to the SBA during the third quarter of 2011 and the total outstanding SBA leverage at September 30, 2011 was $4,000,000. In addition, subsequent to quarter end, the Corporation contributed an additional $1,000,000 in regulatory capital to its Rand SBIC subsidiary and received approval from the SBA that Rand SBIC was approved for $8,000,000 in new SBA leverage.
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

Financial Condition
Overview:

			(Decrease)	% (Decrease)
	9/30/11	12/31/10	Increase	Increase
Total assets	$30,206,268	$35,091,260	$(4,884,992)	(13.9%)
Total liabilities	6,371,521	12,040,442	(5,668,921)	(47.1%)

Net assets	$23,834,747	$23,050,818	$783,929	3.4%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

			(Decrease)	% (Decrease)
	9/30/11	12/31/10	Increase	Increase
Investments, at cost	$12,208,977	$13,573,041	$(1,364,064)	(10.0%)
Unrealized appreciation, net	9,488,015	5,791,584	3,696,431	63.8%

Investments at fair value	$21,696,992	$19,364,625	$2,332,367	12.0%

The change in investments, at cost, is comprised of the following:

Amount
New Investments
Liazon Corporation (Liazon)	$819,999
Chequed.com, Inc (Chequed)	250,000
SOMS Technologies, LLC (SOMS)	101,945

Total of new investments during the nine months ended September 30, 2011	$1,171,944

Changes to Investments:
Microcision LLC (Microcision) interest conversion	$72,285
Liazon note accretion	37,000

Total of changes to investments during the nine months ended September 30, 2011	$109,285

Investment Repaid/Sold or Liquidated:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	$(1,780,613)
Liazon	(500,000)
Associates Interactive (Associates)	(293,518)
Gemcor II, LLC (Gemcor)	(71,162)

Total of investments repaid, sold or liquidated during the nine months ended September 30, 2011	$(2,645,293)

Total change in investments, at cost, during the nine months ended September 30, 2011	$(1,364,064)

Net asset value (NAV) was $3.50/share at September 30, 2011 versus $3.38/share at December 31, 2010.
The Corporation paid off $6,000,000 in SBA outstanding leverage during the third quarter of 2011 and the outstanding SBA leverage at September 30, 2011 is $4,000,000.

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 91% of net assets at September 30, 2011 compared to 84% of net assets at December 31, 2010.
Cash and cash equivalents approximated 19% of net assets at September 30, 2011 compared to 51% at December 31, 2010.
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
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

	September 30,	September 30,
	2011	2010	Increase	% Increase
Interest from portfolio companies	$549,845	$523,921	$25,924	4.9%
Interest from other investments	26,909	15,959	10,950	68.6%
Dividend and other investment income	324,856	62,511	262,345	419.7%
Other income	14,680	11,853	2,827	23.9%

Total investment income	$916,290	$614,244	$302,046	49.2%

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
Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances and higher interest yields throughout the first nine months of the current year. The cash balance at September 30, 2011 and 2010 was $4,504,418 and $10,125,367, respectively. The Corporation paid off $6,000,000 in outstanding SBA leverage in early September 2011 therefore reducing the cash balance at September 30, 2011.

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
Dividend income for the nine months ended September 30, 2011 consisted of a distribution from New Monarch Machine Tool, Inc. (Monarch) for $146,182, Gemcor II, LLC (Gemcor) for $174,357 and Carolina Skiff LLC (Carolina Skiff) for $4,317. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011. Dividend income for the nine months ended September 30, 2010 consisted of a distribution from Somerset Gas Transmission Company (Somerset) for $32,191 and Gemcor for $30,320.
Other income — Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings. SBA regulations limit the amount of fees that can be charged to a portfolio company, and the Corporation typically charges 1% to 3% to the portfolio companies. These fees are amortized ratably over the life of the instrument associated with the fees and recognized in full when the debt is repaid. The unamortized fees are carried on the balance sheet under “Deferred revenue”. In addition, other income includes fees charged by the Corporation to its portfolio companies for attendance at the portfolio companies’ board meetings.
The income associated with the amortization of financing fees was $5,650 and $1,853 for the nine months ended September 30, 2011 and 2010, respectively. There is no income expected from the annualized financing fees for the remainder of 2011.
The income associated with board attendance fees was $9,000 for the nine months ended September 30, 2011 and $10,000 for the nine months ended September 30, 2010.
Operating Expenses
Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

	September 30, 2011	September 30, 2010	Decrease	% Decrease

Total Expenses	$1,301,529	$1,625,482	$(323,953)	(19.9%)
Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.
The decrease in operating expenses during the nine months ended September 30, 2011 is comprised primarily of a 51% or $368,900 decrease in salary expense. Salary expense decreased due to the fact that the Corporation accrued $380,000 in profit sharing obligations during the nine months ended September 30, 2010 and there was no amount accrued for profit sharing for the nine months ended September 30, 2011. This expense decrease is offset by the 12% or $52,044 increase in SBA interest expense due to the fact that the Corporation expensed the remaining unamortized SBA commitment and draw fees on the $6,000,000 debentures repaid during the third quarter of 2011.

Net Realized Gains and Losses on Investments
During the nine months ended September 30, 2011, the Corporation recognized a realized loss of ($1,780,612) on Niagara Dispensing and a loss of ($293,519) on Associates Interactive LLC (Associates).
The Corporation recognized a realized loss of ($1,780,612) on its investment in Niagara Dispensing Technologies, Inc. after the company was sold during the second quarter of 2011. As part of the sale proceeds, the Corporation was given a multi-year royalty on future product sales. The Corporation evaluated the new entity’s business projections and determined that its investment has a value of $73,500 at September 30, 2011. Associates ceased doing business in the first quarter of 2011.
During the nine months ended September 30, 2010 the Corporation sold its investment in Innov-X Systems, Inc. to Olympus NDT Corporation and recognized a realized gain from the sale of $4,361,329. In addition, the Corporation sold its investment in Bioworks, Inc. and recognized a $49,830 realized loss.
Net Change in Unrealized Appreciation of Investments
The Corporation recorded a net increase in unrealized appreciation on investments of $3,696,431 during the nine months ended September 30, 2011 and a decrease of ($4,992,508) during the nine months ended September 30, 2010.
The increase in unrealized appreciation for the nine months ended September 30, 2011 was comprised of the following items:

September 30,
2011
Reclass Niagara Dispensing to realized loss	$1,729,112
Synacor, Inc. (Synacor)	1,531,999
Reclass Associates to a realized loss	293,519
Liazon	141,801

Total change in net unrealized appreciation during the nine months ended September 30, 2011	$3,696,431

The Corporation increased its value in Synacor based on an analysis of the financial and operational growth of the portfolio company.
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

The Corporation’s removed the unrealized depreciation on the GridApp investment and the security was valued at cost. The increase in value was based on a review of GridApp’s financial and sales performance, its net distribution model and recent fundraising that took place in 2010.
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
The Niagara Dispensing investment was written down $350,162 during the nine months ended September 30, 2010 after a review by the Corporation’s management of the company’s financials and an analysis of the liquidation preferences of senior securities.
Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB) and is marked to market at the end of each quarter.
All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.
Net Increase (Decrease) in Net Assets from Operations
The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2011, the net increase in net assets from operations was $783,929 as compared to a net decrease in net assets from operations of ($1,039,632) for the same nine month period in 2010. The increase for the nine months ending September 30, 2011 is a result of a ($265,761) net investment loss and a net realized and unrealized gain, net of tax, of $1,049,690. The decrease for the nine months ending September 30, 2010 is a result of a ($623,491) net investment loss and a net realized and unrealized loss, net of tax, of ($416,141).
Liquidity and Capital Resources
The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.
As of September 30, 2011 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,504,418.
During the third quarter of 2011, the Corporation finalized its discussions with the SBA regarding receiving an additional leverage commitment from the SBA. During September 2011 the Corporation repaid $6,000,000 in existing SBA leverage and subsequent to quarter end, contributed $1,000,000 of additional regulatory capital into the Rand SBIC, Inc. subsidiary. In addition, subsequent to quarter end, the SBA approved $8,000,000 in new SBA leverage.
Management expects that cash and cash equivalents at September 30, 2011, coupled with the scheduled interest and dividend payments on its portfolio investments and the additional SBIC leverage draw downs, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is anticipating potential exits from portfolio companies to increase the amount of liquidity available, however these events are difficult to predict with any certainty and are subject to inherent market risks and volatility.

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
As of September 30, 2011 the Corporation did not have any off-balance sheet investments or hedging investments.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of the end of the period covered by this report. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting.
During the quarter ended September 30, 2011, no significant changes occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 7, 2011

RAND CAPITAL CORPORATION
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.
By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer