Form 10-K
period 2011-12-31
RAND CAPITAL CORP
filed 2012-03-15
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $17,738,010 based upon the last sale price as quoted by NASDAQ Capital Market on such date.

As of March 7, 2012 there were 6,818,934 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2012 are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.     Business

Corporation Formation

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from its debt instruments. The Corporation invests in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of stock, warrants, and options to acquire stock or the right to convert the debt securities into stock. Rand SBIC has been the primary investment vehicle since its formation and it is anticipated that will continue to be the case in 2012. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of directors seat, to the portfolio companies in which it invests.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2011 the Corporation was in compliance with this rule.

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

In 2002 Rand and the predecessor SBIC subsidiary filed an initial Exemption Application with the Securities and Exchange Commission (SEC) seeking an order for a number of operating exemptions that the SEC has commonly granted from certain restrictions under the 1940 Act that would otherwise limit the operations of the wholly-owned subsidiary. After the filing of the Exemption Application, the Corporation had extensive discussions with the staff of the Division of Investment Management of the SEC concerning the application. The principal substantive issue in these discussions was the structure of the predecessor of Rand SBIC as a limited partnership.

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

With the approval of the SBA, effective December 31, 2008 Rand merged the Rand SBIC limited partnership into a new corporation whose board of directors is the same as that of Rand. The SBA formally approved the re-licensing of the new corporation as an SBIC in February 2009. As a result of the merger, Rand SBIC is a wholly-owned corporate subsidiary of Rand, and its board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

Following this merger, in February 2009, the Corporation filed a new Exemption Application with the SEC, which was amended in August 2009, September 2011, and again in January 2012 in response to comments from the Staff of the SEC. As amended, the Exemption Application seeks an order under Sections 6(c), 12(d)(1)(J) and 57(c) of the 1940 Act for exemptions from the application of Sections 12(d)(1)(A) and (C), 18(a), 21(b), 57(a)(1) through (3), and 61(a) of the 1940 Act, and under Section 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act to permit certain joint transactions that would otherwise be prohibited by Section 57(a)(4) of the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity. The application also seeks an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application seeks exemptions that would permit:

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

On February 1, 2012, the SEC issued Release No. 29941 thereby giving notice of application for the grant of an order permitting the joint operations of Rand and Rand SBIC under the exemptions from the provisions of the 1940 Act described above in the Exemption Application. On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC.

Although Rand SBIC is operated as if it were a BDC, it is currently registered as an investment company under the 1940 Act. Now that the Corporation has received the order granting the exemptions described above, Rand SBIC will promptly file an election to be regulated as a BDC under the 1940 Act.

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

To reserve the approved SBA debenture leverage the Corporation must pay an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are then expensed over the life of the corresponding debenture instruments. The Corporation paid $100,000 to reserve the original $10,000,000 in SBA leverage. When this original SBA commitment expired in December 2008, Rand SBIC re-applied for the remaining $1,900,000 in leverage and paid the SBA an additional commitment fee of $19,000 to reserve this leverage. During 2011, the Corporation repaid $6,000,000 in existing SBA leverage and contributed $1,000,000 of Regulatory Capital into the Rand SBIC, Inc. subsidiary. Additionally, during 2011 the SBA approved $8,000,000 in new SBA leverage and the Corporation paid the $80,000 commitment fee to reserve this leverage. The total outstanding leverage was $4,000,000 at December 31, 2011 and the total remaining SBA commitment at December 31, 2011 is $8,000,000. This outstanding leverage commitment expires on September 30, 2016.

SBA debentures are issued with ten year maturities. Interest only is payable semi-annually until maturity. All of the Corporation’s outstanding SBA debentures may be prepaid without penalty. Rand initially capitalized Rand SBIC with $5,000,000 in Regulatory Capital and contributed another $1,000,000 in Regulatory Capital to the SBIC subsidiary during 2011. Rand SBIC’s Regulatory Capital totaled $6,000,000 at December 31, 2011. Regulatory Capital is defined by the SBA as private capital, excluding non-cash assets, contributed to a SBIC licensee. The Corporation expects to use Rand SBIC as its primary investment vehicle.

Employees

As of December 31, 2011, the Corporation had four employees.

Item 1A.     Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

At December 31, 2011 all of the Corporation’s portfolio investments are private securities and are not publicly traded. There is typically no public market for securities of the small privately held companies in which the Corporation invests. Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

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

Investing in Private Companies involves a High Degree of Risk

The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments.

Even if the Corporation’s portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

Investing in the Corporation’s Shares May be Inappropriate for the Investor’s Risk Tolerance

The Corporation’s investments, in accordance with its investment objective and principal strategies, result in a greater than average amount of risk and volatility and may result in loss of principal. Its investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for investors for whom such risk is inappropriate. Neither the Corporation’s investments nor an investment in the Corporation constitutes a balanced investment program.

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

The Corporation’s Portfolio Has a Limited Number of Companies, and May be Subjected to Greater Risk if Any of These Companies Default

The Corporation’s portfolio investment values are concentrated in a small number of companies and as such, it may experience a significant loss in Net Asset Value if one or more of these companies perform poorly or go out of business. The unrealized or realized write down of any one of these companies would negatively impact the Corporation’s Net Asset Value.

The Corporation May be Negatively Affected by Adverse Changes in General Economic Conditions

During the last several years the global economy experienced an economic downturn and this may continue to have an impact on the Corporation’s portfolio companies and the overall financial condition of the Corporation. The portfolio companies may experience residual effects from this financial crisis and any future slowdowns or recessions and not be able to repay their debt instruments to the Corporation, which could have a material adverse effect on Net Asset Value of the Corporation.

Fluctuations of Quarterly Results

The Corporation’s quarterly operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, and general economic conditions. As a result of these factors, results for any quarter cannot be relied upon as being indicative of performance in future quarters.

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

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

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

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2011 Quarter ending:	High	Low
March 31st	$3.50	$2.81
June 30th	$3.00	$2.75
September 30th	$3.05	$2.65
December 31st	$3.12	$2.65

2010 Quarter ending:	High	Low
March 31st	$3.84	$3.20
June 30th	$3.77	$3.00
September 30th	$3.39	$2.70
December 31st	$3.80	$2.97

The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the 2012 fiscal year.

Profit Sharing and Stock Option Plans

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2011, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002 the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, each of whom are fully vested in the Plan. There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the Plan, of which $568,694 was paid during the year ended December 31, 2011. The remaining $15,940 is related to an escrow receivable and will be paid when the escrow is collected. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan, which was paid during the year ended December 31, 2010. The amounts approved do not exceed the defined limits.

Shareholders of Record

On March 7, 2012 the Corporation had a total of 837 shareholders, which included 106 record holders of its common stock, and an estimated 731 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding Common Stock on the open market at prices that are no greater than current net asset value through October 28, 2012. During 2002 and 2003 the Corporation repurchased 44,100 shares of its Common Stock for a total cost of $47,206. No additional shares have been repurchased since 2003.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s Common Stock, the NASDAQ Market Index, and a Peer Group, assuming a base index of $100 at the end of 2006. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2011

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDING

Company/Index/Market	2006	2007	2008	2009	2010	2011
Rand Capital Corporation	$100.00	$102.80	$100.00	$113.71	$92.29	$88.57
NASDAQ Market Index	$100.00	$110.55	$66.30	$96.34	$113.70	$112.76
Peer Group Index	$100.00	$71.80	$28.88	$51.32	$74.03	$71.31

The peer group is comprised of the following companies:

Ameritrans Capital Corp (NasdaqCM:AMTC)

Gladstone Investment Corporation (NasdaqGS:GAIN)

Harris & Harris Group, Inc. (NasdaqGM:TINY)

Hercules Technology Growth Capital, Inc. (NasdaqGS: HTGC)

Main Street Capital Corporation (NasdaqGS: MAIN)

MCG Capital Corporation (NasdaqGS:MCGC)

Triangle Capital Corporation (NasdaqGM: TCAP)

The Corporation selected the Peer Group on the basis of its belief that the seven issuers in the group are closed end investment companies that have elected to be regulated as BDCs and have investment objectives that are similar to those of the Corporation, and that among the publicly traded companies that have those attributes, they are relatively similar in size to the Corporation.

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

Balance Sheet Data as of December 31:

	2011	2010	2009	2008	2007
Total assets	$31,331,957	$35,091,260	$35,631,371	$32,228,797	$32,722,151
Total liabilities	$6,932,836	$12,040,442	$12,425,490	$12,001,831	$12,904,328
Net assets	$24,399,121	$23,050,818	$23,205,881	$20,226,966	$19,817,823
Net asset value per outstanding share	$3.58	$3.38	$3.40	$3.54	$3.47
Common stock shares outstanding	6,818,934	6,818,934	6,818,934	5,718,934	5,718,934

Operating Data for the year ended December 31:

	2011	2010	2009	2008	2007
Investment income	1,292,352	$847,283	$1,749,525	$1,757,003	$2,302,870
Total expenses	1,661,674	$2,367,911	$1,850,113	$1,721,555	$1,650,947
Net investment (loss) gain	$(81,738)	$(973,189)	$(63,878)	$135,689	$398,703
Net realized (loss) gain on sales and dispositions of investments, net of tax	$(1,515,885)	$3,222,688	$2,007,974	—	$(42,045)
Net increase (decrease) in unrealized appreciation, net of tax	$2,945,926	$(2,404,562)	$(2,683,516)	$273,454	$2,362,507
Net increase (decrease) in net assets from operations	$1,348,303	$(155,063)	$(739,420)	$409,143	$2,719,165

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio company trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this report.

There may be other factors not identified that affect the accuracy of the Corporation’s forward-looking statements. Further, any forward-looking statement speaks only as of the date it is made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause the Corporation’s business not to develop as we expect, and we cannot predict all of them.

Business Overview

Rand Capital Corporation (“Rand”) was incorporated under the law of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). On February 28, 2012 the SEC granted an Order of Exemption for Rand with respect to the operation of Rand SBIC. Although Rand SBIC is operated as if it were a BDC, it is currently registered as an investment company under the 1940 Act. Now that the Corporation has received the order granting the exemptions described above, Rand SBIC will promptly file an election to be regulated as a BDC under the 1940 Act. The following discussion describes the operations of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”).

The Corporation anticipates that most, if not all, of its investments in the next year will be originated through Rand SBIC.

The Corporation’s primary business is making subordinated debt and equity investments in small and medium-sized companies that meet certain criteria, including:

1) a qualified and experienced management team

2) a new or unique product or service with a sustainable competitive advantage

3) high potential for growth in revenue and cash flow

4) potential to realize appreciation in an equity position, if any.

The Corporation typically makes investments that range from $500,000 to $1,000,000 directly to a company through equity shares or in debt or loan instruments. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either paid currently or deferred.

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

The Corporation may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debt investments will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the investment. The Corporation anticipates generating cash for new investments and operating expenses through existing cash balances, investment returns and interest and principal payments from its portfolio companies.

2011 Highlights and Outlook

During 2011 the economy continued to improve following the recession that ended in late 2009. Despite an improvement in the global economy over the last two years, the recovery may take longer than expected due to a weak labor market and continued tight credit markets, particularly for small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should improve. It remains difficult to forecast when future exits will happen.

The Corporation’s net asset value increased $0.20, or 5.9% during 2011, closing the year at $3.58 per share. At December 31, 2011, the Corporation’s total investment portfolio was valued at $23.9 million, which exceeds its cost basis of $13.4 million, reflecting $10.5 million in net unrealized appreciation.

The Corporation’s common stock traded in a range that was above and below its net asset value per share during 2011 and 2010. The year closed with the stock trading at $3.10, a discount to the net asset value of $3.58.

During 2011 the Corporation recognized $1,292,352 in total investment income, an increase of $445,069 from $847,283 of investment income in 2010. The 53% increase is attributable to a large increase in dividend income from $120,071 in 2010 to $516,189 during 2011. The Corporation received dividends from portfolio companies that are limited liability companies, which as a group comprise approximately 73% of the value of the Corporation’s portfolio at December 31, 2011. Dividends from these portfolio companies may fluctuate from period to period based not only on the profitability of the portfolio company but also on the timing of distributions the companies make.

The Corporation had several significant portfolio valuation changes that resulted in a net increase in unrealized appreciation of $2,945,926. Total expenses were $1,661,674 for the year ended December 31, 2011 and this represents a $(706,237) or 30% decrease from the 2010 expense amount of $2,367,911 for the year ended December 31, 2010.

Critical Accounting Policies

The Corporation prepares its financial statements in accordance with United States generally accepted accounting principles (GAAP), which requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this report.

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

Investments are valued at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan, debt, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment on a quarterly basis, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

The Corporation uses several approaches to determine the fair value of investments. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of an investment or sufficient assets or liquidation proceeds exists from a sale of a portfolio company at its estimated fair value.

The loan and debt securities may be valued at an amount other than a similar level yielding market securities. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

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

All of the Corporation’s investments at December 31, 2011 are classified in Level 3 due to their privately held restricted nature.

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

Recent Accounting Pronouncements

In May, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management does not anticipate that the implementation of this standard will have a material impact on the process for measuring fair values or on the consolidated financial statements.

Financial Condition

Overview:

	12/31/11	12/31/10	(Decrease) Increase	% (Decrease) Increase
Total assets	$31,331,957	$35,091,260	($3,759,303)	(10.7%)
Total liabilities	6,932,836	12,040,442	(5,107,606)	(42.4%)

Net assets	$24,399,121	$23,050,818	$1,348,303	5.8%

Net asset value per share (NAV) was $3.58 per share at December 31, 2011 versus $3.38 per share at December 31, 2010.

The Corporation paid off $6,000,000 in SBA outstanding leverage during the third quarter of 2011 and the outstanding SBA leverage at December 31, 2011 was $4,000,000. These debentures bear a fixed interest rate and an annual fee, averaging 4.8%, payable semi-annually.

Cash and cash equivalents approximated 19% of net assets at December 31, 2011 compared to 51% at December 31, 2010.

The effect of investment income, realized losses and the change in unrealized appreciation on investments resulted in an increase of $1,639,324 in the net deferred tax liability from $1,044,315 at December 31, 2010 to $2,683,639 at December 31, 2011.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/11	12/31/10	(Decrease) Increase	% (Decrease) Increase
Investments, at cost	$13,408,682	$13,573,041	($164,359)	(1.2%)
Unrealized appreciation, net	10,523,179	5,791,584	4,731,595	81.7%

Investments, at fair value	$23,931,861	$19,364,625	$4,567,236	23.6%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 98% of net assets at December 31, 2011 and 84% of net assets at December 31, 2010.

The changes in investments during the year ended December 31, 2011, at cost, are comprised of the following:

New Investments
BinOptics Corporation (Binoptics)	$1,190,569
Liazon Corporation (Liazon)	819,999
Chequed.com, Inc (Chequed)	250,000
SOMS Technologies, LLC (SOMS)	101,945

Total of new investments during the year ended December 31, 2011	$2,362,513

Other Changes to Investments:
Microcision LLC (Microcision) interest conversion	$97,237
Liazon note accretion	37,000
Chequed interest conversion	33,222

Total of other changes to investments during the year ended December 31, 2011	$167,459

Investment Repaid/Sold or Liquidated:
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	($1,814,328)
Liazon	(500,000)
Associates Interactive LLC (Associates)	(293,518)
Gemcor II, LLC (Gemcor)	(86,485)

Total of investments repaid, sold or liquidated during the year ended December 31, 2011	($2,694,331)

Total change in investments, at cost, during the year ended December 31, 2011	($164,359)

The Corporation’s top five portfolio companies represented 55% of total assets at December 31, 2011:

Company	Industry	Fair Value at December 31, 2011	% of Total Assets at December 31, 2011
Gemcor	Manufacturing — Aerospace Machinery	$7,327,110	23%
Synacor Inc. (Synacor)	Software	$5,700,000	18%
Microcision	Manufacturing — Medical Products	$1,679,517	5%
Carolina Skiff LLC (Carolina Skiff)	Manufacturing — Boats	$1,500,000	5%
BinOptics	Manufacturing — semiconductor	$1,190,569	4%

The Corporation’s top five portfolio companies represented 42% of total assets at December 31, 2010:

Company	Industry	Fair Value at December 31, 2010	% of Total Assets at December 31, 2010
Gemcor	Manufacturing — Aerospace Machinery	$6,113,596	17%
Synacor	Software	$4,168,001	12%
Microcision	Manufacturing — Medical Products	$1,582,282	5%
Carolina Skiff	Manufacturing — Boats	$1,500,000	4%
Ultra-Scan Corporation (Ultra-Scan)	Electronics — Hardware/Software	$1,203,000	3%

Below is the geographic breakdown of the Corporation’s investments at fair value as of December 31, 2011 and 2010:

Geographic Region	% of Net Asset Value at December 31, 2011	% of Net Asset Value at December 31, 2010
USA – East	94%	92%
USA – South	6%	8%

	100%	100%

As of December 31, 2011 and 2010, the Corporation’s investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2011:
Subordinated Debt and Promissory Notes	$3,181,675	24%	$3,181,675	13%
Convertible Debt	—	—	—	—
Equity and Membership Interests	10,227,007	76	20,750,186	87
Equity Warrants	—	—	—	—

Total	$13,408,682	100%	$23,931,861	100%

December 31, 2010:
Subordinated Debt and Promissory Notes	$3,792,655	28%	$3,345,326	17%
Convertible Debt	663,596	5	663,596	4
Equity and Membership Interests	9,078,590	67	15,317,503	79
Equity Warrants	38,200	—	38,200	—

Total	$13,573,041	100%	$19,364,625	100%

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debt and pass through equity instruments. Therefore, the Corporation invests in a mixture of debt and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at high grade financial institutions.

Investment income for the year ended December 31, 2011 increased to $1,292,352 from $847,283 for the year ended December 31, 2010. This 52.5% increase was almost entirely attributable to an increase in the dividend income distributed to the Corporation.

Comparison of the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Increase	% Increase
Interest from portfolio companies	$728,118	$688,177	$39,941	5.8%
Interest from other investments	30,364	23,574	6,790	28.8%
Dividend and other investment income	516,189	120,071	396,118	329.9%
Other income	17,681	15,461	2,220	14.4%

Total investment income	$1,292,352	$847,283	$445,069	52.5%

Interest from portfolio companies — The portfolio interest income increase during 2011 is due to the origination of new debenture instruments from Chequed.com and Liazon during late 2010 and 2011 and the accretion of $37,000 of Original Issue Discount (OID) income on the Liazon investment. OID income is created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This transaction requires an allocation of a portion of the investment cost to the warrant and reduces the debt instrument by an equal amount in the form of a note discount or OID. The note is then reported net of the discount and the discount is accreted into income over the life of the debenture instrument. The debt instrument associated with this OID was paid in full during the second quarter of 2011 and therefore all of the remaining OID was recognized as income.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004

Interest from other investments — The increase in interest from other investments is primarily due to higher cash balances and higher interest yields throughout the first nine months of the current year. The cash balance at December 31, 2011 and 2010 was $4,517,985 and $11,698,653, respectively. The Corporation paid off $6,000,000 in outstanding SBA leverage in early September 2011 therefore reducing the cash balance at December 31, 2011 and decreasing interest revenue in the fourth quarter of 2011.

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

Dividend income for the year ended December 31, 2011 consisted of a distribution from Gemcor II, LLC (Gemcor) for $262,284, New Monarch Machine Tool, Inc. (Monarch) for $185,011, Somerset Gas Transmission Company (Somerset) for $63,160, Carolina Skiff LLC (Carolina Skiff) for $4,317 and NDT Acquisition LLC (NDT) for $1,417. The Corporation exited its debt investment in Monarch in 2008 and retains ownership in the company. Monarch started distributing its profits to its investors during 2011.

Dividend income for the year ended December 31, 2010 consisted of distributions from Gemcor for $87,880 and Somerset for $32,191.

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

The income associated with the amortization of financing fees was $5,650 and $2,461 for the years ended December 31, 2011 and 2010, respectively. There is no balance in the deferred revenue account at December 31, 2011.

The income associated with board attendance fees was $12,000 and $13,000 for the years ended December 31, 2011 and 2010, respectively.

Comparison of the years ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$688,177	$568,524	$119,653	21.0%
Interest from other investments	23,574	17,129	6,445	37.6%
Dividend and other investment income	120,071	1,133,102	(1,013,031)	(89.4%)
Other income	15,461	30,770	(15,309)	(49.8%)

Total investment income	$847,283	$1,749,525	($902,242)	(51.6%)

Interest from portfolio companies — The portfolio interest income increase during 2010 was due to the origination of new debenture instruments from Carolina Skiff, Gemcor, and Microcision in late 2009 and 2010.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on the following investment instruments:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
Associates	8%	$291,331	2009
G-Tec	8%	$400,000	2004
Niagara Dispensing	14%	$547,328	2010

Interest from other investments — The increase in interest from other investments was primarily due to higher cash balances throughout 2010. The cash balance at December 31, 2010 and 2009 was $11,698,653 and $9,417,236, respectively. The higher cash balance at December 31, 2010 was due to the drawdown of SBA leverage in the first quarter of 2010 and the cash proceeds received from the exit of Innov-X Systems, Inc. (Innovex) and GridApp Systems, Inc. (GridApp) during 2010.

Dividend and other investment income — Dividend income was comprised of distributions from limited liability companies (LLC’s) in which the Corporation had invested. The Corporation’s investment agreements with certain LLC companies require the entities to distribute funds to the Corporation for payment of income taxes on its allocated share of the entities’ profits. These dividends will fluctuate based upon the profitability of the entities and the timing of the distributions.

Dividend income for the year ended December 31, 2010 consisted of distributions from Gemcor for $87,880 and Somerset for $32,191. Dividend income for the year ended December 31, 2009 consisted of distributions from Gemcor for $1,101,526 and Somerset for $31,576.

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

The income associated with the amortization of financing fees was $2,461 and $11,750 for the years ended December 31, 2010 and 2009, respectively. The annualized financing fee income based on the existing portfolio was expected to be approximately $1,400 in 2011 and $1,100 in 2012.

The income associated with board attendance fees was $13,000 for the year ended December 31, 2010 and $19,000 for year ended December 31, 2009.

Operating Expenses

Comparison of the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Decrease	% Decrease
Total expenses	$1,661,674	$2,367,911	$(706,237)	(29.8)%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The decrease in operating expenses during the year ended December 31, 2011 is comprised primarily of a 52% or $586,834 decrease in salary expense and a 38% or $72,969 decrease in the related employee benefit expense. Salary expense decreased due to the fact that the Corporation accrued $660,634 in bonus and profit sharing obligations during the year ended December 31, 2010 and $63,130 in bonus expense for the year ended December 31, 2011. There was no profit sharing earned during the year ended December 31, 2011. In addition, SBA interest expense decreased 7% or $39,077 during 2011 due to the fact that the Corporation paid down $6,000,000 in debentures during the third quarter of 2011.

Comparison of the years ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009	Increase	% Increase
Total expenses	$2,367,911	$1,850,113	$517,798	28.0%

Expenses consist primarily of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The increase in operating expenses during the year ended December 31, 2010 was comprised primarily of an 80% or $497,069 increase in salary expense, a 51% or $64,290 increase in employee benefits and a 16% or $77,240 increase in interest expense. Salary expense increased due to the accrual of $660,634 in bonus and profit sharing obligations for the year ended December 31, 2010 versus a $177,000 bonus and profit sharing accrual for the same period in 2009. Due to the increase in the bonus and profit sharing obligations the employee benefit expense also increased. SBA interest expense increased due to the additional $1,900,000 in debenture instruments originated in December 2009 and January 2010. These expense increases were partly offset by the 29% or $65,553 decrease in professional fees and the 107% or $93,072 decrease in bad debt expense. Professional fees were higher in 2009 because the Corporation incurred additional expense related to compliance with SEC rules regarding the Corporation’s operating structure and completion of a private sale of 1,100,000 of its common shares.

For the year ended December 31, 2009 the Corporation recorded an additional allowance for uncollectible interest of $87,089.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Change	% Decrease
Realized (loss) gain	($2,205,551)	$4,962,742	($7,168,293)	(144.4%)

During the year ended December 31, 2011, the Corporation recognized a loss of ($1,780,612) on Niagara Dispensing, a loss of ($293,519) on Associates and a loss of ($131,420) on Innov-X Systems, Inc. (Innovex).

The Corporation recognized a realized loss of ($1,780,612) on its investment in Niagara Dispensing after the company was sold during the second quarter of 2011. As part of the sale proceeds, the Corporation obtained an equity membership in an acquisition corporation which is entitled to a multi-year royalty on future product sales. Associates ceased doing business in the first quarter of 2011. The Corporation exited the Innovex investment in 2010 and part of the proceeds were held in escrow. This realized loss is a result of an adjustment to the escrow receivable balance.

Comparison of the years ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009	Change	% Increase
Realized gain	$4,962,742	$3,161,913	$1,800,829	57.0%

During the year ended December 31, 2010, the Corporation recognized realized gains of $4,403,984 on Innovex and $ 2,719,569 on GridApp. There were also realized losses of ($721,918) on Wineisit, ($642,974) on Golden Goal, ($631,547) on APF, ($68,000) on ADAM, ($49,830) on Bioworks, and ($46,542) on Photonic.

The Corporation sold its investment in Innovex to Olympus NDT Corporation on July 1, 2010 and received approximately $5.6 million in net proceeds for its debt and equity securities. The realized gain from the sale was $4,403,984 and included $886,330 that was held in escrow. The Corporation received $54,910 of this escrow during 2010. The escrow balance was adjusted during 2011 and the remainder was received in January 2012.

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

The Corporation recognized a realized loss of ($721,918) on its investment in Wineisit after the company reorganized during the fourth quarter of 2010 into a new entity named Advantage 24/7 LLC (Advantage 24/7). As part of this reorganization the Corporation obtained a controlling interest in Advantage 24/7. The Corporation evaluated the new entity’s business and determined that the investment had a fair value of $100,000.

The Adam and Golden Goal investments were written off during 2010 after each of the businesses were sold and the Corporation recognized realized losses of ($68,000) on Adam and ($642,974) on Golden Goal. In addition, the Corporation sold its investment in Bioworks, Inc. and recognized a $49,830 realized loss.

The Corporation recognized a realized loss on APF Group, Inc. (APF). APF filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in September 2009.

The Corporation sold 30,500 shares of Photonic Products Group, Inc (Photonic) stock. Photonic is a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.00/share and the cost basis of the stock was $2.50/share.

Change in Unrealized Appreciation of Investments

For the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Change
Change in Unrealized Appreciation	$4,731,595	($3,736,642)	$8,468,237

The increase in unrealized appreciation for the year ended December 31, 2011 was comprised of the following items:

Portfolio Company	Valuation Change during 2011
Reclass Niagara Dispensing to realized loss	$1,729,113
Synacor	1,531,999
Gemcor	1,300,000
Reclass Associates to a realized loss	293,518
Liazon	141,801
Ultra-Scan Corporation (Ultra-Scan)	(264,836)

Total change in net unrealized appreciation during the year ended December 31, 2011	$4,731,595

The Corporation increased its value in Synacor based on an analysis of the financial and operational growth of the portfolio company. Synacor, Inc. filed a Form S-1 registration statement on November 18, 2011 with the SEC and completed an Initial Public Offering (IPO) on February 10, 2012 trading on the NASDAQ National Market under the symbol “SYNC.”

The Corporation recognized appreciation on its equity investment in Gemcor based on the improved financial condition of the portfolio company. Per the Corporation’s valuation policy, a portfolio company can be valued based on a conservative financial measure if the portfolio company has been self-financing and has had positive cash flow from operations for at least the past two fiscal years.

In accordance with its valuation policy, the Corporation increased the value of its holdings in Liazon based on a significant equity financing during the second quarter of 2011 by a new non-strategic outside investor that had a higher valuation for this portfolio company

For the years ended December 31, 2010 and 2009

	December 31, 2010	December 31, 2009	Change
Change in Unrealized Appreciation	($3,736,642)	($4,211,605)	$474,963

The decrease in unrealized appreciation on investments of $3,736,642 was due to the following valuation changes made by the Corporation:

Portfolio Company	Valuation Change during 2010
Reclass Wineisit to a realized loss	721,918
Reclass Golden Goal to a realized loss	656,652
Reclass APF to a realized loss	631,547
Reclass GridApp to realized gain	295,935
Advantage 24/7	100,000
Reclass Bioworks, Inc. to a realized loss	56,000
SOMS appreciation	55,717
Reclass Photonics to a realized loss	45,752
Niagara Dispensing depreciation	(1,250,163)
Reclass Innovex to realized gain	(5,050,000)

Total Change in Unrealized Appreciation during the year ended December 31, 2010	($3,736,642)

In accordance with its valuation policy, the Corporation increased the value of its holdings in SOMS based on a significant equity financing in June 2010 by a new, non-strategic outside investor.

The Corporation’s investment in Niagara Dispensing was written down by $1,250,163 during the year ended December 31, 2010 after a review by the Corporation of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2011, the net increase in net assets from operations was $1,348,303 as compared to a net decrease of ($155,063) in 2010 and a net decrease of ($739,420) in 2009.

The net increase in net assets from operations for the year ended December 31, 2011 was due to the net unrealized appreciation on investments of $2,945,926 which was offset by the net investment loss of ($81,738) and the net realized loss of ($1,515,885). The net decrease in net assets from operations for the year ended December 31, 2010 can be attributed to the net investment loss of ($973,189) which was offset by the net realized and unrealized gain on investments of $818,126. The net decrease in net assets from operations for the year ended December 31, 2009 is due to the net investment loss of ($63,878) coupled with the net decrease in realized and unrealized loss on investments of ($675,542).

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2011, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,517,985.

Net cash used in operating activities has averaged approximately $1,039,000 over the last three years and management anticipates cash will continue to be utilized at similar levels. The cash flow may fluctuate based on realized gains and the associated income taxes paid.

The Corporation used approximately $1,742,000 in net cash flow from investing activities for the fiscal year 2011 and provided approximately $4,700,000 in net cash flow from investing activities in fiscal 2010 and approximately $2,400,000 during fiscal year 2009. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to exit investments over the next several years. However, significant liquidating events within the Corporation’s investment portfolio are difficult to project with any certainty.

To reserve the approved SBA debenture leverage the Corporation must pay an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are then expensed over the life of the corresponding debenture instruments. The Corporation paid $100,000 to reserve the original $10,000,000 in SBA leverage. When this original SBA commitment expired in December 2008, Rand SBIC re-applied for the remaining $1,900,000 in leverage and paid the SBA an additional commitment fee of $19,000 to reserve this leverage. During 2011, the Corporation repaid $6,000,000 in existing SBA leverage and contributed $1,000,000 of regulatory capital into the Rand SBIC, Inc. subsidiary. Additionally, during 2011 the SBA approved $8,000,000 in new SBA leverage and the Corporation paid the $80,000 commitment fee to reserve this leverage. The total outstanding leverage was $4,000,000 at December 31, 2011 and the total remaining SBA commitment at December 31, 2011 is $8,000,000.

The Corporation has liquidity consisting of cash and cash equivalents and the remaining SBA commitment of $8,000,000 that may be utilized to fund new investments in 2012.

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2011. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
	2012	2013	2014	2015	2016 and beyond
Scheduled Cash Receipts from Portfolio Companies	$290,000	$2,900,000	$40,000	$45,000	$760,000

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

The global economy experienced a great deal of turmoil throughout the last several years and this affected the debt and equity markets in the United States. The markets have been improving but the effects of this economic crisis linger and the economy has yet to fully recover. This unfavorable change in credit market conditions has created opportunities for capital providers, like the Corporation, because small businesses are selling for lower prices, and they are generally willing to pay higher interest rates and to accept contractual terms that are more favorable to the Corporation. Accordingly, for companies that continue to have access to capital, management believes that the current environment could provide investment opportunities on more favorable terms than have been available in recent prior periods.

Management expects that the cash and cash equivalents at December 31, 2011, coupled with the available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2012. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows the Corporation’s specified contractual obligations at December 31, 2011. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA Debentures	$4,000,000	$0	$0	$2,100,000	$1,900,000
SBA Interest Expense	$1,277,101	$211,363	$421,570	$352,148	$292,020
Operating Lease Obligations (Rent of office space)	$70,800	$17,160	$35,400	$18,240	$0

Total	$5,347,901	$228,523	$456,970	$2,470,388	$2,192,020

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies — Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”

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

As of December 31, 2011, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2011	2010
ASSETS
Investments at fair value:
Control investments (cost of $966,895 and $1,413,596, respectively)	$7,466,896	$6,313,596
Affiliate investments (cost of $6,083,260 and $8,036,650, respectively)	5,838,975	6,334,571
Non-affiliate investments (cost of $6,358,527 and $4,122,795, respectively)	10,625,990	6,716,458

Total investments, at fair value (cost of $13,408,682 and $13,573,041, respectively)	23,931,861	19,364,625
Cash and cash equivalents	4,517,985	11,698,653
Interest receivable (net of allowance: 2011 — $122,000 and 2010 — $158,245)	83,869	1,051,848
Prepaid income taxes	822,789	414,745
Other assets	1,975,453	2,561,389

Total assets	$31,331,957	$35,091,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$4,000,000	$10,000,000
Deferred tax liability	2,683,639	1,044,315
Accounts payable and accrued expenses	249,197	990,477
Deferred revenue	—	5,650

Total liabilities	6,932,836	12,040,442
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding 6,818,934	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(1,729,856)	(1,648,118)
Undistributed net realized gain on investments	8,317,397	9,833,282
Net unrealized appreciation on investments	6,590,693	3,644,767
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Total stockholders’ equity (net assets), (per share 2011 — $3.58, 2010 — $3.38)	24,399,121	23,050,818

Total liabilities and stockholders’ equity (net assets)	$31,331,957	$35,091,260

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest from portfolio companies:
Control investments	$55,173	$67,952	$11,620
Affiliate investments	625,389	603,557	540,679
Non-Control/Non-Affiliate investments	47,556	16,668	16,225

Total interest from portfolio companies	728,118	688,177	568,524
Interest from other investments:
Non-Control/Non-Affiliate investments	30,364	23,574	17,129

Total Interest from other investments	30,364	23,574	17,129
Dividend and other investment income:
Control investments	263,701	87,880	1,101,526
Affiliate investments	189,328	—	—
Non-Control/Non-Affiliate investments	63,160	32,191	31,576

Total Dividend and other investment income	516,189	120,071	1,133,102

Other income:
Control investments	8,333	9,000	10,417
Affiliate investments	4,000	6,378	20,333
Non-Control/Non-Affiliate investments	5,348	83	20

Total other income	17,681	15,461	30,770

Total investment income	1,292,352	847,283	1,749,525

Operating expenses:
Salaries	475,000	460,200	446,765
Bonus and profit sharing	59,000	660,634	177,000
Employee benefits	117,367	190,336	126,046
Directors’ fees	80,250	88,500	76,750
Professional fees	145,132	161,862	227,415
Stockholders and office operating	120,612	122,029	140,554
Insurance	35,281	39,133	49,988
Corporate development	69,005	60,849	55,749
Other operating	24,389	15,636	(34,718)

	1,126,036	1,799,179	1,265,549
Interest on SBA obligations	535,638	574,715	497,475
Bad debt (recovery) expense	—	(5,983)	87,089

Total expenses	1,661,674	2,367,911	1,850,113

Investment loss before income taxes	(369,322)	(1,520,628)	(100,588)
Income tax benefit	(287,584)	(547,439)	(36,710)

Net investment loss	(81,738)	(973,189)	(63,878)

Net realized (loss) gain on investments:
Affiliate investments	(2,205,551)	5,127,114	(550,030)
Non-Control/Non-Affiliate investments	—	(164,372)	3,711,943

Realized (loss) gain on sales and dispositions, net	(2,205,551)	4,962,742	3,161,913
Income tax (benefit) expense	(689,666)	1,740,054	1,153,939

Net realized (loss) gain on investments	(1,515,885)	3,222,688	2,007,974
Net increase (decrease) in unrealized appreciation on investments:
Control investments	1,300,000	—	(98,000)
Affiliate investments	2,022,631	(3,838,394)	(3,697,555)
Non-Control/Non-Affiliate investments	1,408,964	101,752	(416,050)

Change in unrealized appreciation before income taxes	4,731,595	(3,736,642)	(4,211,605)
Deferred income tax expense (benefit)	1,785,669	(1,332,080)	(1,528,089)

Net increase (decrease)in unrealized appreciation	2,945,926	(2,404,562)	(2,683,516)

Net realized and unrealized gain (loss) on investments	1,403,041	818,126	(675,542)

Net increase (decrease) in net assets from operations	$1,348,303	$(155,063)	$(739,420)

Weighted average shares outstanding	6,818,934	6,818,934	6,115,081
Basic and diluted net (decrease) increase in net assets from operations per share	$0.20	$(0.02)	$(0.12)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Net assets at beginning of period	$23,050,818	$23,205,881	$20,226,966
Net investment loss	(81,738)	(973,189)	(63,878)
Net realized (loss) gain on sales and dispositions of investments	(1,515,885)	3,222,688	2,007,974
Net increase (decrease) in unrealized appreciation	2,945,926	(2,404,562)	(2,683,516)

Net increase (decrease) in net assets from operations	1,348,303	(155,063)	(739,420)
Issuance of common stock	—	—	3,718,335

Total increase (decrease)	1,348,303	(155,063)	2,978,915

Net assets at end of period	$24,399,121	$23,050,818	$23,205,881

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$1,348,303	($155,063)	($739,420)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	98,193	39,521	36,218
Original issue discount accretion	(37,000)	—	—
Change in interest receivable allowance	(36,245)	(50,844)	86,272
(Increase) decrease in unrealized appreciation of investments	(4,731,595)	3,736,642	4,211,605
Deferred tax (benefit) expense	1,639,324	(764,685)	(1,681,000)
Realized loss (gain) on portfolio investments, net	2,205,551	(4,962,742)	(3,161,913)
Payment in kind, interest accrued	—	—	(115,334)
Non-cash conversion of debenture interest	(130,459)	(366,282)	(41,599)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	1,004,224	191,114	(264,502)
Decrease (increase) in other assets	436,323	(63,384)	137,059
(Increase) in prepaid income taxes	(408,044)	(414,745)	—
(Decrease) increase in income taxes payable	—	(1,082,646)	983,923
(Decrease) increase in accounts payable and accrued liabilities	(741,280)	559,244	138,502
(Decrease) increase in deferred revenue	(5,650)	3,039	(17,766)

Total adjustments	(706,658)	(3,175,768)	311,465

Net cash provided by (used in) operating activities	641,645	(3,330,831)	(427,955)
Cash flows from investing activities:
Investments originated	(2,362,513)	(3,606,200)	(2,955,309)
Proceeds from sale of portfolio investments	—	8,230,833	4,946,781
Proceeds from loan repayments	620,200	110,286	420,981
Capital expenditures	—	(846)	—

Net cash (used in) provided by investing activities	(1,742,313)	4,734,073	2,412,453
Cash flows from financing activities:
Issuance of common stock, net	—	—	3,718,335
Repayment of SBA debentures	(6,000,000)	—	—
Proceeds from SBA debentures	—	900,000	1,000,000
Origination costs to SBA	(80,000)	(21,825)	(43,250)

Net cash (used in) provided by financing activities	(6,080,000)	878,175	4,675,085

Net (decrease) increase in cash and cash equivalents	(7,180,668)	2,281,417	6,659,583

Cash and cash equivalents:
Beginning of year	11,698,653	9,417,236	2,757,653

End of year	$4,517,985	$11,698,653	$9,417,236

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2011

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand
Non-Control/Non-Affiliate Investments:(j)
BinOptics Corporation(e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	13,818,122 Series 2 preferred shares.	11/8/11	4%	$1,190,569	$1,190,569	$.17
Liazon Corporation(g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares.	11/9/10	4%	858,199	1,000,000	.15
Mezmeriz, Inc.(e)(g) Ithaca, NY. Developer of micro mirror technology that replaces silicon with carbon fibers in micro- electronic mechanical systems (MEMS) enabling efficient, wide- angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares.	1/9/08	4%	121,509	121,509	.02
Rheonix, Inc.(e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares.(g) 694,015 Series A preferred shares. 50,593 common shares.	10/29/09	4%	753,000	889,000	.13
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor Inc.(e)(g) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	234,558 Series A preferred shares. 600,000 Series B preferred shares. 240,378 Series C preferred shares. 897,438 common shares. (Note: At Initial Public Offering date of 2/10/12 the Corporation converted its holdings into 986,187 common shares)	11/18/02	4%	1,349,479	5,700,000	.84
Ultra — Scan Corporation (e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/ Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	938,164	.14

Subtotal Non-Control/Non-Affiliate Investments				$5,930,017	$10,625,990	$1.57
Affiliate Investments:(k)
Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest.	1/30/04	7%	$1,500,000	$1,500,000	$.22
Chequed.com, Inc.(e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	8%	533,222	533,222	.08

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2011 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand
EmergingMed.com, Inc.(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock. (i) Interest receivable $51,004	12/19/05	8%	675,046	675,046	.10

G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Microcision LLC(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,679,518	1,679,518	.25

Mid America Brick & Structural Clay Products, LLC(e)(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Subtotal Affiliate Investments				$6,060,418	$5,816,134	$.86

Control Investments(l)

Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.01

Gemcor II, LLC(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	827,111	7,327,111	1.07

Subtotal Control Investments				$927,111	$7,427,111	$1.08

Other Investments	Various			$491,136	$62,626	$0

	Total portfolio investments			$13,408,682	$23,931,861	$3.51

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2011 (Continued)

NOTES TO CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

(a)	At December 31, 2011 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2011, ASC 820 designates all of the Corporation’s investments as “Level 3” assets due to their privately held restricted nature. Under the valuation policy of the Corporation, unrestricted securities are valued at the closing price for publicly held securities for the last three days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends within the last twelve months.

(f)	As of December 31, 2011, the total cost of investment securities approximated $13.4 million. Net unrealized appreciation was approximately $10.5 million, which was comprised of $11.2 million of unrealized appreciation of investment securities and $0.7 million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS

For the Five Years Ended December 31, 2011, 2010, 2009, 2008 and 2007

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income from investment operations (1):
Investment income	$0.19	$0.12	$0.28	$0.31	$0.40
Expenses	0.24	0.34	0.30	0.30	0.29

Investment (loss) gain before income taxes	(0.05)	(0.22)	(0.02)	0.01	0.11
Income tax (benefit) expense	(0.04)	(0.08)	(0.01)	(0.01)	0.04

Net investment (loss)gain	(0.01)	(0.14)	(0.01)	0.02	0.07
Issuance of common stock	0.00	0.00	0.61	0.00	0.00
Cumulative effect adjustments for uncertain tax positions — ASC 740	0.00	0.00	0.00	0.00	0.06
Net realized and unrealized gain (loss) on investments	0.21	0.12	(0.11)	0.05	0.41

Increase (decrease) in net asset value	0.20	(0.02)	0.49	0.07	0.54
Net asset value, beginning of year based on weighted average shares	3.38	3.40	3.54	3.47	2.93

Net asset value, end of year based on weighted average shares	$3.58	$3.38	$4.03	$3.54	$3.47

Per share market value, end of year	$3.10	$3.23	$3.98	$3.50	$3.60

Total return based on market value	(4.02)%	(18.84)%	13.71%	(2.78)%	2.86%
Total return based on net asset value	5.85%	(0.67)%	(3.74)%	2.1%	18.1%
Supplemental data:
Ratio of expenses before income taxes to average net assets	7.00%	10.24%	8.52%	8.60%	9.02%
Ratio of expenses including taxes to average net assets	5.79%	7.87%	8.35%	9.10%	10.41%
Ratio of net investment (loss) gain to average net assets	(0.34)%	(4.21)%	(0.29)%	0.68%	2.18%
Portfolio turnover	11.7%	16.5%	11.3%	6.0%	8.6%
Net assets end of year	$24,399,121	$23,050,818	$23,205,881	$20,226,966	$19,817,823
Weighted average shares outstanding at end of year	6,818,934	6,818,934	6,115,081	5,718,934	5,718,934

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARY

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

Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002 Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed BDC were continued by a newly formed corporation, Rand Capital SBIC, Inc. (“Rand SBIC”). As of December 31, 2011, the Corporation had $4,000,000 in SBA leverage. (see Note 5).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand, its wholly-owned subsidiary Rand SBIC, and the predecessor wholly-owned limited partnership (collectively, the “Corporation”). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification – Certain prior year amounts in the stockholders’ equity section of the “Statement of Financial Position” have been reclassified to reflect the income tax effect which is consistent with the presentation on the “Statement of Operations.” In addition, certain balance sheet and income statement amounts have been reclassified to comply with regulatory rules.

Cash and Cash Equivalents – Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act “Control Investments” are investments in those companies that the Corporation is deemed to “Control.” The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are those non-control companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of an investment or sufficient assets or liquidation proceeds exists from a sale of a portfolio company at its estimated fair value.

The loan and debt securities may also be valued at an amount other than the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Any changes in estimated fair value are recorded in our statement of operations as “Net increase (decrease) in unrealized appreciation.”

Certain investment agreements require the portfolio companies to meet compliance covenants. These covenants are generally of a non-financial nature related to reporting to investors, but may include certain financial requirements for interest and principal repayments. At December 31, 2011, none of the Corporation’s portfolio investments were in violation of their loan covenants.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $37,000 in OID income for the year ended December 31, 2011. The Corporation recorded no OID income for the years ended December 31, 2010 and 2009.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2011, 2010 and 2009 was $94,878, $34,490 and $28,410, respectively. Annual amortization expense for the next five years is estimated to average $12,000 per year.

Deferred Revenue – From time to time the Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2011, 2010 and 2009 amounted to $5,650, $2,461, and $17,766, respectively. Deferred revenue amortization income is estimated to be $0 for 2012.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information – Income taxes paid (refunded) during the years ended December 31, 2011, 2010 and 2009 amounted to ($422,862), $2,122,611 and ($83,783), respectively. Interest paid during the years ended December 31, 2011, 2010 and 2009 was $555,748, $513,953 and $472,281, respectively. During 2011, 2010 and 2009, the Corporation converted $130,459, $366,282 and $156,933, respectively, of interest receivable and payment in kind interest (PIK) into equity investments. During the year ended December 31, 2011, the Corporation collected $367,151 on the Kionix escrow receivable. During the year ended December 31, 2010, the Corporation recorded two escrow receivables of $957,563 and $831,420 in connection with the sale of investments. During the year ended December 31, 2009 the Corporation recorded one escrow receivable of $524,926, in connection with the sale of an investment. The remaining escrow receivables are expected to be received in 2012 and are recorded in the other asset line on the consolidated financial statements.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2011, 73% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2010, 75% of the Corporation’s total investment value was held in five notes and equity securities.

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

Recent Accounting Pronouncement – In May, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management does not anticipate that the implementation of this standard will have a material impact on the process for measuring fair values or on the consolidated financial statements.

NOTE 2. – INVESTMENTS

At December 31, 2011 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature and were categorized as follows in the fair value hierarchy:

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$327,111	—	—	$327,111
Debt investments	2,854,564	—	—	2,854,564
Equity investments	20,750,186	—	—	20,750,186

Total Venture Capital Investments	$23,931,861	$0	$0	$23,931,861

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,597	$3,595,326	$15,355,702	$19,364,625
Realized Gains or Losses included in net change in net assets from operations
Associates Interactive, LLC (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,785)	(1,780,613)

Total Realized Losses	—	(498,828)	(1,575,303)	(2,074,131)
Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,518	293,518
Gemcor II, LLC (Gemcor)	—	—	1,300,000	1,300,000
Liazon Corporation (Liazon)	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,785	1,729,113
Synacor, Inc. (Synacor)	—	—	1,531,999	1,531,999
Ultra-Scan Corporation (UltraScan)	—	—	(264,836)	(264,836)

Total Unrealized Gains and Losses	—	447,328	4,284,267	4,731,595
Purchases of Securities/Changes to Securities/Non-cash conversions
BinOptics Corporation (Binoptics)	—	—	1,190,569	1,190,569
Chequed.com, Inc. (Chequed)	—	250,000	33,222	283,222
Microcision LLC (Microcision)	—	97,238	—	97,238
Liazon	—	37,000	819,999	856,999
SOMS Technologies, LLC (SOMS)	—	—	101,945	101,945

Total Purchases/Changes to Securities and Non- Cash conversions	—	384,238	2,145,735	2,529,973
Repayments of Securities
Gemcor	(86,486)	—	—	(86,486)
Liazon	—	(500,000)	—	(500,000)
NDT Acquisitions, LLC (NDT)	—	—	(33,715)	(33,715)

Total Repayments of Securities	(86,486)	(500,000)	(33,715)	(620,201)
Transfers within Level 3	—	(573,500)	573,500	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				$4,731,595

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				(2,205,551)

Change in unrealized gains or losses relating to assets still held at reporting date				$2,526,044

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan investments	$413,597	—	—	$413,597
Debt investments	3,595,326	—	—	3,595,326
Equity investments	15,355,702	—	—	15,355,702

Total Venture Capital Investments	$19,364,625	$0	$0	$19,364,625

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2009, of Level 3 Assets	$488,104	$3,487,120	$20,290,423	$24,265,647

Realized Gains or Losses included in net change in net assets from operations
Adam	—	—	(68,000)	(68,000)
APF Products Group, Inc. (APF)	—	(631,547)	—	(631,547)
Bioworks Inc. (Bioworks)	—	—	(49,830)	(49,830)
Golden Goal LLC (Golden Goal)	—	(5,560)	(637,414)	(642,974)
GridApp Systems Inc. (GridApp)	—	—	2,719,569	2,719,569
Innov-X Systems Inc (Innovex)	—	—	4,403,984	4,403,984
Wineisit.com, Inc. (Wineisit)	—	(721,918)	—	(721,918)

Total Realized Gains and Losses	—	(1,359,025)	6,368,309	5,009,284

Unrealized gains or losses included in net change in net assets from operations
APF	—	631,547	—	631,547
Bioworks	—	—	56,000	56,000
Golden Goal	—	19,238	637,414	656,652
GridApp	—	—	295,935	295,935
Innovex	—	—	(5,050,000)	(5,050,000)
Niagara Dispensing	—	(447,327)	(802,835)	(1,250,162)
SOMS	—	—	55,717	55,717
Wineisit	—	721,918	100,000	821,918

Total Unrealized Gains and Losses	—	925,376	(4,707,769)	(3,782,393)

Purchases of Securities
Chequed	—	250,000	—	250,000
EmergingMed.com, Inc. (Emerging Med)	—	216,712	—	216,712
GridApp	—	—	481,774	481,774
Liazon	—	463,000	38,200	501,200
Mezmeriz, Inc. (Mezmeriz)	—	—	21,509	21,509
Microcision	—	923,472	—	923,472
Mid America Brick (Mid America)	—	—	800,000	800,000
Niagara Dispensing	—	261,918	—	261,918
Rheonix, Inc. (Rheonix)	—	—	500,000	500,000
SOMS	—	15,897	—	15,897

Total Purchases of Securities	—	2,130,999	1,841,483	3,972,482

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total

Repayments of Securities
Bioworks		—	(6,170)	(6,170)
Gemcor	(74,508)	(35,778)	—	(110,286)
Golden Goal		(32,678)	—	(32,678)
GridApp		—	(4,297,277)	(4,297,277)
Innovex		(250,000)	(5,403,984)	(5,653,984)
Minor difference	1	(1)	—	—

Total Repayments of Securities	(74,507)	(318,457)	(9,707,431)	(10,100,395)
Transfers within Level 3		(1,270,687)	1,270,687	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, December 31, 2010, of Level 3 Assets	$413,597	$3,595,326	$15,355,702	$19,364,625

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				($3,736,642)
Amount of realized gains and losses included in changes in net assets from operations for the period above reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				4,962,742

Change in unrealized gains or losses relating to assets still held at reporting date				$1,226,100

NOTE 3. – OTHER ASSETS

At December 31, 2011 and 2010 other assets was comprised of the following:

	2011	2010
Escrow receivable from GripApp Systems, Inc.	$957,563	$957,563
Escrow receivable from Innov-X Systems, Inc.	700,000	831,420
Escrow receivable from Kionix, Inc.	157,775	524,926
Deferred debenture costs	159,744	174,621
Property, plant and equipment (net)	294	3,609
Operating receivables	77	69,250

Total other assets	$1,975,453	$2,561,389

In 2010 the Corporation sold its investment in Innov-X Systems, Inc. (Innovex) and GridApp Systems, Inc. (GripApp) and a portion of the sales proceeds were held in escrow. Both of these escrow amounts are expected to be released in 2012. An adjustment was made during 2011 to the Innovex escrow receivable balance.

In 2009 the Corporation sold its equity interest in Kionix, Inc. and a portion of the proceeds were held in escrow. The Corporation received a part of the escrow during 2011 and the remainder is expected to be released in 2012.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2011 and 2010 are approximately as follows:

	2011	2010
Operations	$1,167,000	$975,000
Investments	(3,933,000)	(2,147,000)
Tax credit carryforwards	82,000	128,000

Deferred tax liability, net	$2,684,000	$(1,044,000)

The Company assesses annually the recoverability of its deferred tax assets to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2011 and 2010.

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2011	2010	2009
Current:
Federal	(761,492)	$588,654	$1,200,502
State	(69,413)	36,566	69,638

	(830,905)	625,220	1,270,140

Deferred:
Federal	1,370,949	(755,713)	(1,528,770)
State	268,375	(8,972)	(152,230)

	1,639,324	(764,685)	(1,681,000)

Total	808,419	$(139,465)	$(410,860)

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2011	2010	2009
Net investment gain, realized gain and unrealized gain before income tax expense	$2,156,722	$(294,528)	$(1,150,280)

Expected tax expense at statutory rate	$733,285	$(100,140)	$(391,095)
State - net of federal effect	133,061	18,213	(54,511)
Pass-through benefit from Portfolio Investment	(18,025)	(37,214)	(44,052)
Non-deductible restructuring costs	—	—	43,439
Realized losses	—	(16,857)	—
Dividend Received Deduction	(44,033)	—	—
Other	4,131	(3,467)	35,359

Total	$808,419	$(139,465)	$(410,860)

At December 31, 2011 and 2010 the Corporation no longer had any federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there is a net operating loss carryforward of $25,434. A deferred tax asset has been established for this carryforward. For state tax purposes the Corporation had a NYS Qualified Emerging Technology Company (QETC) tax credit carryforward of $124,490 and $172,369 at December 31, 2011 and 2010. The QETC credit carryforward does not have an expiration date. The Corporation also has a Georgia Employer’s Jobs Tax Credit carryforward of $22,011 and $22,011 at December 31, 2011 and 2010 and this credit expires in the next four to seven years.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at December 31, 2008	$29,500
Increases for positions taken in prior years	66,000

Balance at December 31, 2009	95,500
Decreases for settlements with taxing authorities	(23,000)

Balance at December 31, 2010	$72,500

Increases for positions taken in prior years	64,000
Decreases for lapses in the applicable statute of limitations	(64,000)

Balance at December 31, 2011	$72,500

The total amount of unrecognized tax benefits at December 31, 2011 was $72,500, all of which would affect the effective tax rate if recognized. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2011. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2011.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no amount recognized for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2011 and 2010. The amount recognized for interest and penalties related to unrecognized tax benefit was $6,300 for the year ended December 31, 2009.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2011 and 2010, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $4,000,000 and $10,000,000, respectively. During 2011, the Corporation repaid $6,000,000 of its outstanding SBA leverage and contributed $1,000,000 of additional regulatory capital to the Rand SBIC, Inc. subsidiary.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 4.108% to 5.535%, plus an annual charge that ranged from .285% to .887% during the year ended December 31, 2011. The debentures have fixed interest rates and a 10 year maturity date. The debentures outstanding at December 31, 2011 will mature as follows:

Maturity Date	Leverage
2015	$1,200,000
2016	900,000
2020	1,900,000

Total Outstanding	$4,000,000

The Corporation is required to pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. Commitment fees of $80,000, $0, and $19,000 were paid during the years ended December 31, 2011, 2010 and 2009, respectively.

The Corporation has $8,000,000 in available and undrawn SBA Guaranteed Debenture leverage available at December 31, 2011. The SBA leverage commitment expires in September 2016.

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2011 and 2010, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value.

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain Investments	Net Unrealized on Appreciation on Investments

Balance, December 31, 2009	$(4,961,725)	$10,897,390	$6,049,329

Net increase (decrease) in net assets from operations	(973,189)	3,222,688	(2,404,562)
Reclass of prior year amounts	4,286,796	(4,286,796)	—

Balance, December 31, 2010	$(1,648,118)	$9,833,282	$3,644,767

Net (decrease) increase in net assets from operations	(81,738)	(1,515,885)	2,945,926

Balance, December 31, 2011	$(1,729,856)	$8,317,397	$6,590,693

NOTE 7. – STOCK OPTION PLANS

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the establishment of its SBIC subsidiary. As of December 31, 2011, 2010 and 2009, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The 401K Plan expense was $21,579, $36,143 and $25,743 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid during the year ended December 31, 2011. The associated benefits on the profit sharing had also been accrued at December 31, 2010. The remaining $15,940 accrued at December 31, 2011 is related to an escrow receivable and will be paid when the escrow is collected. During the year ended December 31, 2009, the Corporation approved and accrued $133,013 under the Plan, which was paid during the year ended December 31, 2010. The amounts approved do not exceed the defined limits.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2011 and 2010 were $29,772 and $35,722, respectively.

The Corporation has a lease for office space which expires in December 2015. Rent expense under this operating lease for the years ended December 31, 2011, 2010 and 2009 was $17,181, $15,950 and $18,490. The future operating lease obligations for the next four years are approximately $17,160, $17,520, $17,880 and $18,240.

NOTE 10. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2011
Investment income	$376,062	$440,437	$247,713	$228,140
Net increase (decrease) in net assets from operations	564,374	972,240	33,349	(221,660)
Basic and diluted net increase (decrease) in net assets from operations per share	0.09	0.14	0.00	(0.03)
2010
Investment income	$233,039	$227,430	$198,428	$188,386
Net increase (decrease) in net assets from operations	884,569	(216,627)	(143,740)	(679,265)
Basic and diluted net increase (decrease) in net assets from operations per share	0.13	(0.03)	(0.02)	(0.10)

NOTE 11. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2011	2010	2009
Balance at beginning of year	($158,245)	($209,089)	($122,817)
Provision for losses	—	—	(87,089)
Write offs/Recoveries	36,245	50,844	817

Balance at end of year	($122,000)	($158,245)	($209,089)

NOTE 12. – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2011, the Corporation:

•	Participated in two follow on investments totaling $505,728.

•

Synacor, Inc. completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO and sold 83,825 shares after the IPO.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

On February 1, 2012, the SEC issued Release No. 29941 thereby giving notice of application for the grant of an order permitting the joint operations of Rand and Rand SBIC under the exemptions from the provisions of the 1940 Act described above in the Exemption Application. On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC.

•	Paid down $3,100,000 in SBA Guaranteed Debenture leverage in March 2012.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED LOSS

For the Year Ended December 31, 2011

	Cost Increase (Decrease)	Realized (Loss)
New and additions to previous investments
BinOptics Corporation	$1,190,569	$—
Liazon Corporation	856,999	—
Chequed.com, Inc.	283,222	—
SOMS Technologies, LLC	101,945	—
Microcision LLC	97,238	—

	2,529,973	—
Investments repaid, sold or liquidated
Niagara Dispensing Technologies, Inc realized loss	(1,780,613)	($1,780,613)
Liazon Corporation repayment	(500,000)	—
Associates Interactive, LLC realized loss	(293,518)	(293,518)
Gemcor LLC repayment	(86,486)	—
NDT Acquisitions LLC repayment	(33,715)	—
Innov-X Systems Inc. escrow adjustment	—	(131,420)

	(2,694,332)	($2,205,551)

Net change in investments	($164,359)	($2,205,551)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, including the consolidated schedule of portfolio investments as of December 31, 2011, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2011, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2011 and 2010. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2011 and 2010, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2011, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the investment securities included in the consolidated financial statements valued at $23,931,861 (98% of net assets) and $19,364,625 (84% of net assets) as of December 31, 2011 and 2010, respectively. As of December 31, 2011, these securities fair values have been estimated by management in the absence of readily ascertainable market value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2011 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ FREED MAXICK CPAs, P.C.

(Formerly Known as Freed Maxick & Battaglia, CPAs, PC)

Buffalo, New York

March 15, 2012

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2011.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9B.    Other Information

None

Part III

Item 10.     Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2012, to be filed under Regulation 14A (the “2012 Proxy Statement”).

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

Item 11.    Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2012 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2012 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2012 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2012 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2011 and 2010

Statements of Operations for the three years in the period ended December 31, 2011

Statements of Changes in Net Assets for the three years in the period ended December 31, 2011

Statements of Cash Flows for the three years in the period ended December 31, 2011

Schedule of Portfolio Investments as of December 31, 2011

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2011

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2011

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

Date: March 15, 2012	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature	Title
(i) Principal Executive Officer:

/s/ Allen F. Grum	President	March 15, 2012
Allen F. Grum

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy	Treasurer	March 15, 2012
Daniel P. Penberthy

(iii) Directors:

/s/ Allen F. Grum	Director	March 15, 2012
Allen F. Grum

/s/ Erland E. Kailbourne	Director	March 15, 2012
Erland E. Kailbourne

/s/ Ross B. Kenzie	Director	March 15, 2012
Ross B. Kenzie

/s/ Reginald B. Newman II	Director	March 15, 2012
Reginald B. Newman II

/s/ Jayne K. Rand	Director	March 15, 2012
Jayne K. Rand

/s/ Robert M. Zak	Director	March 15, 2012
Robert M. Zak