Form 10-Q
period 2012-03-31
RAND CAPITAL CORP
filed 2012-05-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

As of May 1, 2012 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of March 31, 2012 and December 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Investments at fair value:
Control investments (cost of $937,554 and $966,895, respectively)	$7,437,554	$7,466,896
Affiliate investments (cost of $6,108,452 and $6,083,260, respectively)	5,864,168	5,838,975
Non-Control/Non-affiliate investments (cost of $6,559,954 and $6,358,527, respectively)	11,181,718	10,625,990

Total investments, at fair value (cost of $13,605,960 and $13,408,682, respectively)	24,483,440	23,931,861
Cash and cash equivalents	1,716,267	4,517,985
Interest receivable (net of allowance: 3/31/12 - $122,000, 12/31/11 - $122,000)	136,301	83,869
Prepaid income taxes	642,794	822,789
Other assets	1,276,707	1,975,453

Total assets	$28,255,509	$31,331,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$900,000	$4,000,000
Deferred tax liability	2,613,754	2,683,639
Accounts payable and accrued expenses	137,584	249,197

Total liabilities	3,651,338	6,932,836

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding 6,818,934	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(1,778,166)	(1,729,856)
Undistributed net realized gain on investments	8,340,462	8,317,397
Net unrealized appreciation on investments	6,820,988	6,590,693
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Total stockholders’ equity (net assets), (per share 3/31/12 - $3.61, 12/31/11- $3.58)	24,604,171	24,399,121

Total liabilities and stockholders’ equity (net assets)	$28,255,509	$31,331,957

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Investment income:
Interest from portfolio companies:
Control investments	$11,676	$15,001
Affiliate investments	112,394	144,673
Non-Control/Non-Affiliate investments	2,157	17,467

Total interest from portfolio companies	126,227	177,141

Interest from other investments	3,568	8,081

Total interest from other investments	3,568	8,081

Dividend and other investment income:
Control investments	128,629	—
Affiliate investments	38,830	41,114

Total dividend and other investment income	167,459	41,114

Other income:
Affiliate investments	1,000	1,000
Non-Control/Non-Affiliate investments	—	804

Total other income	1,000	1,804

Total investment income	298,254	228,140

Operating expenses:
Salaries	120,728	118,750
Employee benefits	39,693	42,450
Directors’ fees	14,250	15,000
Professional fees	37,930	50,917
Stockholders and office operating	35,060	34,110
Insurance	11,742	12,046
Corporate development	16,847	15,696
Other operating	2,368	7,626

	278,618	296,595
Interest on SBA obligations	93,961	147,559

Total expenses	372,579	444,154

Investment loss before income taxes	(74,325)	(216,014)

Income tax benefit	(26,015)	(75,604)

Net investment loss	(48,310)	(140,410)

Realized gain (loss) on investments:
Affiliate investments	—	(293,519)
Non-Control/Non-Affiliate investments	35,485	—
Income tax expense (benefit)	12,420	(102,732)

Net realized gain (loss) on investments	23,065	(190,787)

Net increase in unrealized appreciation on investments:
Affiliate investments	—	168,518
Non-Control/Non-Affiliate investments	354,300	—

Change in unrealized appreciation before income taxes	354,300	168,518
Deferred income tax expense	124,005	58,981

Net increase in unrealized appreciation	230,295	109,537

Net realized and unrealized gain (loss) on investments	253,360	(81,250)

Net increase (decrease) in net assets from operations	$205,050	$(221,660)

Weighted average shares outstanding	6,818,934	6,818,934
Basic and diluted net increase (decrease) in net assets per share from operations	$0.03	$(0.03)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$205,050	$(221,660)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Depreciation and amortization	55,854	10,122
Original issue discount amortization	—	(2,467)
Change in interest receivable allowance	—	(36,245)
Increase in unrealized appreciation of investments	(354,300)	(168,518)
Deferred tax (benefit) expense	(69,885)	58,981
Realized (gain) loss on portfolio investments, net	(35,485)	293,519
Non-cash conversion of debenture interest	(25,193)	(23,736)
Changes in operating assets and liabilities:
Increase in interest receivable	(52,432)	(66,239)
Decrease in other assets	642,892	13,469
Decrease in prepaid income taxes	179,995	269,891
Decrease in accounts payable and accrued expenses	(111,613)	(775,528)
Decrease in deferred revenue	—	(774)

Total adjustments	229,833	(427,525)

Net cash provided by (used in) operating activities	434,883	(649,185)

Cash flows from investing activities:
Investments originated	(555,728)	—
Proceeds from sale of investments	395,415	—
Proceed from loan repayments	23,712	20,428

Net cash (used in) provided by investing activities	(136,601)	20,428

Cash flows from financing activities:
Repayment of SBA debentures	(3,100,000)	—

Net cash used by financing activities	(3,100,000)	—

Net decrease in cash and cash equivalents	(2,801,718)	(628,757)
Cash and cash equivalents:
Beginning of period	4,517,985	11,698,653

End of period	$1,716,267	$11,069,896

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net assets at beginning of period	$24,399,121	$23,050,818

Net investment loss	(48,310)	(140,410)
Net realized gain (loss) on sales and dispositions of investments	23,065	(190,787)
Net increase in unrealized appreciation	230,295	109,537

Net increase (decrease) in net assets from operations	205,050	(221,660)

Net assets at end of period	$24,604,171	$22,829,158

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2012

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)

BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	13,818,122 Series 2 preferred shares.	11/8/11	4%	$1,190,569	$1,190,569	$.17

Liazon Corporation (g) Buffalo, NY. Employee benefits solution company. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares.	11/9/10	4%	858,199	1,000,000	.15

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares. $100,000 notes at 8% due December 31, 2012.	1/9/08	4%	221,509	221,509	.03

Rheonix, Inc. (e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	4%	1,208,728	1,344,728	.20

Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor, Inc. NASDAQ: SYNC (e)(g)(m) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	902,362 restricted common shares. Restricted until August 2012.	11/18/02	4%	995,178	5,900,000	.87

Ultra—Scan Corporation (e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	738,164	.11

Subtotal Non-Control/Non-Affiliate Investments				$6,131,444	$11,181,718	$1.65

Affiliate Investments: (k)

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $67,757	1/30/04	7%	$1,500,000	$1,500,000	$.22

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2012 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Value	Per Share of Rand

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	10%	533,222	533,222	.08

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock. (i) Interest receivable $57,754	12/19/05	8%	675,046	675,046	.10

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,704,711	1,704,711	.25

Mid America Brick & Structural Clay Products, LLC(e)(g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524 membership units.	6/1/10	19%	800,000	800,000	.12

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Subtotal Affiliate Investments				$6,085,611	$5,841,327	$.86

Control Investments (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.01

Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	803,398	7,303,398	1.07

Subtotal Control Investments				$903,398	$7,403,398	$1.08
Other Investments	Various			$485,507	$56,997	$0

	Total portfolio investments			$13,605,960	$24,483,440	$3.59

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2012 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a)	At March 31, 2012 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.
(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, PC has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2012, ASC 820 designates 24% of the Corporation’s investments as “Level 2” and 76% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the closing bid price for the last three trading days of the month and are discounted for the time restriction. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends within the last twelve months.
(f)	As of March 31, 2012, the total cost of investment securities approximated $13.6 million. Net unrealized appreciation was approximately $10.9 million, which was comprised of $11.6 million of unrealized appreciation of investment securities and $0.7 million related to unrealized depreciation of investment securities.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.
(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.
(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.
(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.
(m)	Publicly owned company.

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

With the approval of the SBA, effective December 31, 2008, Rand merged the Rand SBIC limited partnership into a new corporation whose board of directors is the same as that of Rand. The SBA formally approved the re-licensing of the new corporation as an SBIC in February 2009. As a result of the merger, Rand SBIC is a wholly-owned corporate subsidiary of Rand, and its board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

Following this merger, in February 2009, the Corporation filed a new Exemption Application with the SEC, which was amended in August 2009, September 2011, and again in January 2012 in response to comments from the Staff of the SEC. As amended, the Exemption Application sought an order under Sections 6(c), 12(d)(1)(J) and 57(c) of the 1940 Act for exemptions from the application of Sections 12(d)(1)(A) and (C), 18(a), 21(b), 57(a)(1) through (3), and 61(a) of the 1940 Act, and under Section 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act to permit certain joint transactions that would otherwise be prohibited by Section 57(a)(4) of the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity. The application also sought an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application sought exemptions that would permit:

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

At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemptions described above, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ending March 31, 2012 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2011, June 30, 2011 and March 31, 2011

Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s Board committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.

Principles of Consolidation—The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification – Certain prior year income statement amounts have been reclassified to comply with regulatory rules.

Cash and Cash Equivalents—Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

Revenue Recognition—Interest Income—Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

Revenue Recognition—Dividend Income – The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recorded no OID income for the three months ended March 31, 2012. The Corporation recognized $2,467 in OID income for the three months ended March 31, 2011.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the three months ended March 31, 2012 and 2011 was $55,854 and $8,622, respectively.

SBA Leverage – The Corporation has $900,000 in outstanding SBA leverage at March 31, 2012 and $4,000,000 at December 31, 2011 with maturities commencing in 2020. The total remaining SBA commitment at March 31, 2012 is $8,000,000. This outstanding leverage commitment expires on September 30, 2016.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid (refunded) during the three months ended March 31, 2012 and 2011 amounted to $300 and ($448,227), respectively. Interest paid during the three months ended March 31, 2012 and 2011 amounted to $105,104 and $275,590 respectively. The Corporation converted $25,193 and $23,736 of interest receivable into investments during the three months ended March 31, 2012 and 2011, respectively.

Accounting Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity (Net Assets)—At March 31, 2012 and December 31, 2011, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2012, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, who are fully vested in the Plan.

There were no amounts earned pursuant to the Plan for the three months ended March 31, 2012 and 2011, respectively. During the year ended December 31, 2010, the Corporation approved and accrued $584,634 under the profit sharing plan, of which $531,602 was paid during the three months ended March 31, 2011. The remaining $15,940 accrued at March 31, 2012 is related to an escrow receivable and will be paid when the escrow is collected.

Income Taxes—The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in the recording of either a reduction of an income tax receivable or a deferred tax asset, or an income tax payable or a deferred tax liability.

There have been no changes in liabilities recorded for uncertain tax positions in the first three months of 2012 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the three months ended March 31, 2012 and 2011.

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

At March 31, 2012 Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 30%, 24%, 7% and 6%, respectively, of the fair value of the Corporation’s investment portfolio.

Subsequent Events – Subsequent to March 31, 2012 the Corporation made four investments totaling $1,075,000 and drew down $1,000,000 in SBA leverage.

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

Under the valuation policy, the Corporation values unrestricted publicly held securities at the closing bid price for these securities for the last three trading days of the month. Restricted publicly held securities are valued at the closing bid price for the last three trading days of the month and are discounted for the time restriction.

In the valuation process, the Corporation values private securities using the financial information from these portfolio companies, which may include audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the companies’ management. This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a company’s performance and potential have deteriorated significantly. If the factors which led to the reduction in valuation are overcome, the valuation may be restored.

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

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$303,398	—	—	$303,398

Debt investments	2,979,757	—	—	2,979,757

Equity investments	21,200,285	—	5,900,000	15,300,285

Total Venture Capital Investments	$24,483,440	$0	$5,900,000	$18,583,440

		Fair Value Measurements at Reported Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$327,111	—	—	$327,111

Debt investments	2,854,564	—	—	2,854,564

Equity investments	20,750,186	—	—	20,750,186

Total Venture Capital Investments	$23,931,861	$0	$0	$23,931,861

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861

Unrealized gains or losses included in net change in net assets from operations
Ultra-Scan Corporation (UltraScan)	—	—	(200,000)	(200,000)

Total Unrealized Gains and Losses	—	—	(200,000)	(200,000)

Purchases/Changes to Securities (A)
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
Mezmeriz, Inc. (Mezmeriz)	—	100,000	—	100,000
Microcision LLC (Microcision)	—	25,193	—	25,193

Total Purchases/Changes to Securities	—	125,193	455,728	580,921

Repayments of Securities
Gemcor II, LLC (Gemcor)	(23,713)	—	—	(23,713)
NDT Acquisitions, LLC (NDT)	—	—	(5,629)	(5,629)

Total Repayments of Securities	(23,713)	—	(5,629)	(29,342)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3 (B) (C)	—	—	(5,700,000)	(5,700,000)

Ending Balance, March 31, 2012, of Level 3 Assets	$303,398	$2,979,757	$15,300,285	$18,583,440

Change in unrealized gains or losses for the period included in changes in net assets				$354,300

Total gains or losses for the period included in changes in net assets				—

(A)	Includes the impact of non-cash conversions.
(B)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.

(C) Transfer from level 3 to level 2 because observable market data became available for the security.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,596	$3,595,327	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,519)	(293,519)

Total Realized Losses	—	—	(293,519)	(293,519)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,519	293,519
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(125,001)	—	(125,001)

Total Unrealized Gains and Losses	—	(125,001)	293,519	168,518

Purchases/Changes to Securities (A)
Microcision LLC (Microcision)	—	23,736	—	23,736
Liazon Corporation (Liazon)	—	2,467	—	2,467

Total Purchases/Changes to Securities	—	26,203	—	26,203

Repayments of Securities
Gemcor II, LLC (Gemcor)	(20,428)			(20,428)

Total Repayments of Securities	(20,428)	—	—	(20,428)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, March 31, 2011, of Level 3 Assets	$393,168	$3,496,529	$15,355,702	$19,245,399

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				$168,518

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				(293,519)

Change in unrealized gains or losses relating to assets still held at reporting date				$(125,001)

Note 4. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2012 and the year ended December 31, 2011:

	Three months ended March 31, 2012 (Unaudited)	Year ended December 31, 2011
Income from investment operations (1):
Investment income	$0.04	$0.19
Expenses	0.05	0.24

Investment loss before income taxes	(0.01)	(0.05)
Income tax benefit	(0.00)	(0.04)

Net investment loss	(0.01)	(0.01)
Net realized and unrealized gain on investments	0.04	0.21

Increase in net asset value	0.03	0.20
Net asset value, beginning of period, based on weighted average shares	3.58	3.38

Net asset value, end of period, based on weighted average shares	$3.61	$3.58

Per share market price, end of period	$3.15	$3.10

Total return based on market value	1.61%	(4.02%)
Total return based on net asset value	0.84%	5.85%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.52%	7.00%
Ratio of expenses including taxes to average net assets	1.41%	5.79%
Ratio of net investment loss to average net assets	(0.20)%	(0.34)%
Portfolio turnover	2.4%	11.7%
Net assets, end of period	$24,604,171	$24,399,121
Weighted average shares outstanding, end of period	6,818,934	6,818,934

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio companies trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report.

There may be other factors, not identified, that affect the accuracy of the Corporation’s forward-looking statements. Further, any forward-looking statement speaks only as of the date it is made and, except as required by law, the Corporation undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause the Corporation’s business not to develop as we expect, and we cannot predict all of them.

Overview

The following discussion will describe the financial position and operations of Rand Capital Corporation (Rand) and its wholly-owned subsidiary Rand SBIC, Inc. (Rand SBIC) (collectively, the “Corporation”).

Rand is incorporated in New York and has elected to operate as a business development company(“BDC”) under the 1940 Act. Its wholly-owned subsidiary, Rand SBIC, operates as a small business investment company (“SBIC”) regulated by the Small Business Administration (“SBA”). On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC under which Rand SBIC was permitted to elect BDC status. On March 28, 2012, Rand SBIC elected BDC status with the SEC pursuant to which it may now engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemption.

The Corporation anticipates that most, if not all, of its investments in the next year will be originated through the SBIC subsidiary.

Business Developments

During 2011 and the first three months of 2012 the economy continued to improve following the recession that ended in 2009. Despite an improvement in the economic landscape over the last two years, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.

Critical Accounting Policies

The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in the Corporation’s 2011 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	3/31/12	12/31/11	(Decrease) Increase	% (Decrease) Increase
Total assets	$28,255,509	$31,331,957	$(3,076,448)	(9.8%)
Total liabilities	3,651,338	6,932,836	(3,281,498)	(47.3%)

Net assets	$24,604,171	$24,399,121	$205,050	0.8%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	3/31/12	12/31/11	Increase	% Increase
Investments, at cost	$13,605,960	$13,408,682	$197,278	1.5%
Unrealized appreciation, net	10,877,480	10,523,179	354,301	3.4%

Investments at fair value	$24,483,440	$23,931,861	$551,579	2.3%

The change in investments, at cost, is comprised of the following:

New Investments
Rheonix, Inc. (Rheonix)	$455,728
Mezmeriz, Inc. (Mezmeriz)	100,000

Total of new investments during the three months ended March 31, 2012	$555,728

Other Changes to Investments:
Microcision LLC (Microcision) interest conversion	$25,193

Total of other changes to investments during three months ended March 31, 2012	$25,193

Investment Repaid/Sold or Liquidated:
Synacor, Inc. (Synacor)	(354,301)
Gemcor II, LLC (Gemcor)	(23,713)
NDT Acquisitions LLC (NDT)	(5,629)

Total of investments repaid, sold or liquidated during the three months ended March 31, 2012	$(383,643)

Total change in investments, at cost, during the three months ended March 31, 2012	$197,278

Net asset value (NAV) was $3.61/share at March 31, 2012 versus $3.58/share at December 31, 2011.

The Corporation paid off $3,100,000 in SBA outstanding leverage during the first quarter of 2012 and the outstanding SBA leverage at March 31, 2012 is $900,000.

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 99% of net assets at March 31, 2012 compared to 98% of net assets at December 31, 2011.

Cash and cash equivalents approximated 7% of net assets at March 31, 2012 compared to 19% at December 31, 2011.

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

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

	March 31, 2012	March 31, 2011	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$126,227	$177,141	$(50,914)	(28.7%)
Interest from other investments	3,568	8,081	(4,513)	(55.8%)
Dividend and other investment income	167,459	41,114	126,345	307.3%
Other income	1,000	1,804	(804)	(44.6%)

Total investment income	$298,254	$228,140	$70,114	30.7%

Interest from portfolio companies – The portfolio interest income decrease is due to the fact that two investments, Liazon Corporation (Liazon) and Chequed.com (Chequed), were converted from debt instruments to equity instruments in 2011 and therefore did not contribute to interest income during the first quarter of 2012. In addition, during the three months ended March 31, 2012 the two Carolina Skiff LLC (Carolina Skiff) investments were accruing interest on a lower compounded principal balance. These investments calculate interest on the principal balance plus the accrued interest and Carolina Skiff paid off approximately $1.3 million in accrued interest in late 2011. The interest recognized for the two Carolina Skiff instruments for the three months ended March 31, 2012 was $52,707 versus $87,655 that was recognized for the three months ended March 31, 2011.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004

Interest from other investments—The decrease in interest from other investments is primarily due to lower cash balances for the first three months of the current year. The cash balance at March 31, 2012 and 2011 was $1,716,267 and $11,069,896, respectively. The Corporation paid off a total of $9,100,000 in outstanding SBA leverage in September 2011 and March 2012.

Dividend and other investment income—Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLCs profits. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.

Dividend income for the three months ended March 31, 2012 consisted of a distribution from Gemcor II, LLC (Gemcor) for $128,393, New Monarch Machine Tool, Inc. (Monarch) for $38,830, and NDT for $236. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011. Dividend income for the three months ended March 31, 2011 consisted of a distribution from Monarch for $41,114.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with board attendance fees. The income associated with the amortization of financing fees was $0 and $775 for the three months ended March 31, 2012 and 2011, respectively. The Corporation has no unamortized financing fees as of March 31, 2012. The board fees were $1,000 for both the three months ended March 31, 2012 and 2011.

Operating Expenses

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

	March 31, 2012	March 31, 2011	Decrease	% Decrease
Total Expenses	$372,579	$444,154	$(71,575)	(16.1%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The decrease in operating expenses during the three months ended March 31, 2012 is comprised primarily of a 36% or $53,598 decrease in SBA interest expense. SBA interest expense decreased due to the fact that the Corporation paid off a total of $9,100,000 in SBA leverage in September 2011 and March 2012.

Net Realized Gains and Losses on Investments

During the three months ended March 31, 2012, the Corporation recognized a realized gain of $35,485 on the sale of 83,825 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO.

During the three months ended March 31, 2011, the Corporation recognized a realized loss of ($293,519) on Associates Interactive LLC (Associates) due to the fact that Associates ceased doing business in the first quarter of 2011.

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $354,300 during the three months ended March 31, 2012 and a net increase of $168,518 during the three months ended March 31, 2011.

The increase in unrealized appreciation for the three months ended March 31, 2012 was comprised of the following items:

March 31, 2012
Synacor, Inc. (Synacor)	$554,300
Ultra-Scan Corporation (Ultrascan)	(200,000)

Total change in net unrealized appreciation during the three months ended March 31, 2012	$354,300

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The stock was valued at a three day average bid price and was discounted due to trading restrictions on the stock.

The Ultrascan investment was written down during the three months ended March 31, 2012 after a review by the Corporation’s management of Ultrascan’s financials and an analysis of the liquidation preferences of senior securities.

The increase in unrealized appreciation of $168,518 for the three months ended March 31, 2011 was comprised of the following items:

March 31, 2011
Reclass Associates to a realized loss	$293,519
Niagara Dispensing	(125,001)

Total change in net unrealized appreciation during the three months ended March 31, 2011	$(168,518)

The Niagara Dispensing investment was written down an additional $125,001 during the three months ended March 31, 2011 after a review by the Corporation’s management of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities. The investment was valued at zero.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2012, the net increase in net assets from operations was $205,050 as compared to a net decrease in net assets from operations of ($221,660) for the same three month period in 2011. The increase for the three months ended March 31, 2012 is a result of a ($48,310) net investment loss and a net realized and unrealized gain, net of tax, of $253,360. The decrease for the three months ended March 31, 2011 is a result of a ($140,410) net investment loss and a net realized and unrealized loss, net of tax, of ($81,250).

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of March 31, 2012 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $1,716,267.

During September 2011 and March 2012, the Corporation repaid a total of $9,100,000 in existing SBA leverage and at March 31, 2012 has $900,000 in outstanding SBA leverage. In addition, during 2011, the Corporation contributed $1,000,000 of additional regulatory capital into the Rand SBIC, Inc. subsidiary and was approved for $8,000,000 in new SBA leverage.

Management expects that cash and cash equivalents at March 31, 2012, coupled with the available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 3.—Investments” in the consolidated financial statements contained in Item 1 of this report is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation on investments.”

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

As of March 31, 2012, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the 2011 Annual Report on Form 10-K for the year ended December 31, 2011. The Risk Factors from our 2011 report on Form 10-K remains applicable with the exception of the following additions:

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

Item 4. Mine Safety Disclosures

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

Dated: May 2, 2012

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer

RAND CAPITAL SBIC, INC.

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer