Form 10-Q
period 2012-06-30
RAND CAPITAL CORP
filed 2012-08-03
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

As of August 1, 2012 there were 6,818,934 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Investments at fair value:
Control investments (cost of $908,530 and $966,895, respectively)	$7,408,530	$7,466,896
Affiliate investments (cost of $7,292,876 and $6,083,260, respectively)	7,048,592	5,838,975
Non-Control/Non-affiliate investments (cost of $6,984,954 and $6,358,527, respectively)	16,226,803	10,625,990

Total investments, at fair value (cost of $15,186,360 and $13,408,682, respectively) (See subsequent event footnote)	30,683,925	23,931,861
Cash and cash equivalents	2,023,652	4,517,985
Interest receivable (net of allowance of $122,000 as of 6/30/12 and 12/31/11)	198,089	83,869
Prepaid income taxes	616,584	822,789
Other assets	903,965	1,975,453

Total assets	$34,426,215	$31,331,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$2,400,000	$4,000,000
Deferred tax liability	4,267,236	2,683,639
Accounts payable and accrued expenses	266,793	249,197
Deferred revenue	9,000	—

Total liabilities	6,943,029	6,932,836
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding 6,818,934	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(1,788,863)	(1,729,856)
Undistributed net realized gain on investments	8,340,462	8,317,397
Net unrealized appreciation on investments	9,710,700	6,590,693
Treasury stock, at cost, 44,100 shares	(47,206)	(47,206)

Total stockholders’ equity (net assets), (per share 6/30/12 - $4.03, 12/31/11- $3.58)	27,483,186	24,399,121

Total liabilities and stockholders’ equity	$34,426,215	$31,331,957

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Investment income:
Interest from portfolio companies:
Control investments	$10,765	$14,216	$22,441	$29,217
Affiliate investments	119,653	148,190	232,047	292,863
Non-Control/Non-Affiliate investments	13,710	40,089	15,867	57,556

Total interest from portfolio companies	144,128	202,495	270,355	379,636
Interest from other investments	1,070	10,000	4,638	18,081

Total interest from other investments	1,070	10,000	4,638	18,081
Dividend and other investment income:
Control investments	185,152	—	313,781	—
Affiliate investments	95,326	29,442	134,156	70,556
Non-Control/Non-Affiliate investments	6,950	—	6,950	—

Total dividend and other investment income	287,428	29,442	454,887	70,556
Other income:
Control investments	2,000	4,000	2,000	4,000
Affiliate investments	1,000	1,000	2,000	2,000
Non-Control/Non-Affiliate investments	—	776	—	1,580

Total other income	3,000	5,776	4,000	7,580

Total investment income	435,626	247,713	733,880	475,853

Operating expenses:
Salaries	122,477	118,750	243,205	237,500
Bonus and profit sharing	144,000	—	144,000	—
Employee benefits	34,344	23,234	74,037	65,684
Directors’ fees	55,500	37,500	69,750	52,500
Professional fees	44,527	25,887	82,457	76,804
Stockholders and office operating	40,742	40,489	75,802	74,599
Insurance	7,500	7,800	19,242	19,846
Corporate development	16,011	17,041	32,858	32,737
Other operating	4,534	2,568	6,902	10,194

	469,635	273,269	748,253	569,864
Interest on SBA obligations	16,370	147,560	110,331	295,119

Total expenses	486,005	420,829	858,584	864,983

Investment loss before income taxes	(50,379)	(173,116)	(124,704)	(389,130)

Income tax benefit	(39,682)	(62,683)	(65,697)	(138,287)

Net investment loss	(10,697)	(110,433)	(59,007)	(250,843)

Realized gain (loss) on investments:
Affiliate investments	—	(1,780,611)	—	(2,074,130)
Non-Control/Non-Affiliate investments	—	—	35,485	—
Income tax expense (benefit)	—	(648,836)	12,420	(751,568)

Net realized gain (loss) on investments	—	(1,131,775)	23,065	(1,322,562)
Net increase in unrealized appreciation on investments:
Affiliate investments	—	1,854,113	—	2,022,631
Non-Control/Non-Affiliate investments	4,620,086	141,801	4,974,386	141,801

Change in unrealized appreciation before income taxes	4,620,086	1,995,914	4,974,386	2,164,432
Deferred income tax expense	1,730,374	720,357	1,854,379	779,338

Net increase in unrealized appreciation	2,889,712	1,275,557	3,120,007	1,385,094

Net realized and unrealized gain on investments	2,889,712	143,782	3,143,072	62,532

Net increase (decrease) in net assets from operations	$2,879,015	$33,349	$3,084,065	($188,311)

Weighted average shares outstanding	6,818,934	6,818,934	6,818,934	6,818,934
Basic and diluted net increase (decrease) in net assets per share from operations	$0.42	$0.00	$0.45	($0.03)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six months ended June 30, 2012	Six months ended June 30, 2011
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$3,084,065	($188,311)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Depreciation and amortization	57,330	20,245
Original issue discount amortization	(916)	(37,000)
Change in interest receivable allowance	—	(36,245)
Increase in unrealized appreciation of investments	(4,974,386)	(2,164,432)
Deferred tax benefit	1,583,597	423,024
Realized (gain) loss on portfolio investments, net	(35,485)	2,074,130
Non-cash conversion of debenture interest	(58,701)	(47,828)
Changes in operating assets and liabilities:
Increase in interest receivable	(114,220)	(148,016)
Decrease in other assets	1,050,533	401,018
Decrease (increase) in prepaid income taxes	206,205	(85,314)
Increase (decrease) in accounts payable and accrued expenses	17,596	(588,959)
Increase (decrease) in deferred revenue	9,000	(1,549)

Total adjustments	(2,259,447)	(190,926)

Net cash provided by (used in) operating activities	824,618	(379,237)
Cash flows from investing activities:
Investments originated	(2,130,728)	(1,069,999)
Proceeds from sale of investments	399,827	—
Proceed from loan repayments	48,325	541,632

Net cash used in investing activities	(1,682,576)	(528,367)
Cash flows from financing activities:
Repayment of SBA debentures	(3,100,000)	—
Proceeds from SBA debentures	1,500,000	—
Origination costs to SBA	(36,375)	—

Net cash used in financing activities	(1,636,375)	—

Net decrease in cash and cash equivalents	(2,494,333)	(907,604)
Cash and cash equivalents:		—
Beginning of period	4,517,985	11,698,653

End of period	$2,023,652	$10,791,049

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Net assets at beginning of period	$24,604,171	$22,829,158	$24,399,121	$23,050,818

Net investment loss	(10,697)	(110,433)	(59,007)	(250,843)
Net realized (loss) gain on sales and dispositions of investments	—	(1,131,775)	23,065	(1,322,562)
Net increase in unrealized appreciation	2,889,712	1,275,557	3,120,007	1,385,094

Net increase (decrease) in net assets from operations	2,879,015	33,349	3,084,065	(188,311)

Net assets at end of period	$27,483,186	$22,862,507	$27,483,186	$22,862,507

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2012

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)

BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	13,818,122 Series 2 preferred shares.	11/8/11	4%	$1,190,569	$1,190,569	$.17

Liazon Corporation (e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.31

Mezmeriz, Inc. (g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares. $250,000 notes at 8% due December 31, 2012.	1/9/08	4%	371,509	371,509	.06

Rheonix, Inc. (e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares.(g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	4%	1,208,728	1,344,728	.20

Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor, Inc. NASDAQ: SYNC (d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	902,362 restricted common shares valued at $11.08 per share. Restricted until August 11, 2012. See subsequent event disclosure (n).	11/18/02	4%	995,178	10,000,000	1.47

Ultra—Scan Corporation (e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	424,918	.06

Other Non-Control/Non-Affiliate Investments				428,510	0	.00

Subtotal Non-Control/Non-Affiliate Investments	(See subsequent event disclosure.)			$6,984,954	$16,226,803	$2.39

Affiliate Investments: (k)

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest. (i) Interest receivable $113,113	1/30/04	7%	$1,500,000	$1,500,000	$.22

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2012 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	10%	533,222	533,222	.08

EmergingMed.com, Inc. (g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock. (i) Interest receivable $64,654	12/19/05	8%	675,046	675,046	.10

First Wave Products Group, LLC (g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$400,000 senior term note at 10% due April 19, 2016. Warrant for 19,429 capital securities.	4/19/12	5%	408,854	408,854	.06

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,730,281	1,730,281	.25

Mid America Brick & Structural Clay Products, LLC (g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524582 membership units. $250,000 promissory note at 8% due April 4, 2017. Warrant for 6,101.43 membership units.	6/1/10	22%	1,050,000	1,050,000	.15

QuaDPharma, LLC (g) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$250,000 senior subordinated term note at 10% due June 26, 2017. 90 Class A units of membership interest.	6/26/12	10%	500,000	500,000	.07

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08
Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$7,292,876	$7,048,592	$1.02

Control Investments (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	778,785	7,278,785	1.07

Other Control Investments				29,745	29,745	.00

Subtotal Control Investments				$908,530	$7,408,530	$1.09

Total portfolio investments				$15,186,360	$30,683,925	$4.50

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2012 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a) At June 30, 2012 restricted securities represented 100% of the value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c) The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d) The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2012, ASC 820 designates 33% of the Corporation’s investments as “Level 2” and 67% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the closing bid price for the last three trading days of the month and are discounted for the time restriction. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends within the last twelve months.

(f) As of June 30, 2012, the total cost of investment securities approximated $15.2 million. Net unrealized appreciation was approximately $15.5 million, which was comprised of $16.7 million of unrealized appreciation of investment securities and $1.2 million related to unrealized depreciation of investment securities.

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

(m) Publicly owned company.

(n) Subsequent to June 30, 2012, Synacor’s public market share price had a trading range on NASDAQ of $18.00 to $8.86 for the period July 1st through August 1, 2012. This was below the Corporation’s June 30, 2012 discounted restricted stock value of $11.08. On August 1, 2012, Synacor’s closing stock price was $8.86; a decrease of $2.22 (20%) from the Corporation’s discounted valuation as of June 30, 2012. The Corporation’s 902,362 shares of Synacor have a public market value of $8.0 million at August 1, 2012 prior to any restricted stock discounts or income tax considerations.

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

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

Under the rules and interpretations of the SEC applicable to BDCs (which the subsidiary SBIC intended to become), if a BDC is structured in limited partnership form, then it must have general partners who serve as a board of directors, or a general partner with very limited authority and a separate board of directors, all of the persons who serve on the board of directors must be natural persons, and a majority of the directors must not be “interested persons” of the BDC. Since the managers of the limited liability company general partner were the principal executive officers of Rand, and since both the limited liability company general partner and the subsidiary SBIC were wholly-owned by Rand, Rand believed that the board of directors of Rand was the functional equivalent of a board of directors for both the general partner limited liability company and for the SBIC limited partnership. Nevertheless, the staff of the Division of Investment Management of the SEC maintained the view that if the limited partnership subsidiary was to be operated as a limited partnership BDC in compliance with the 1940 Act, then the organizational documents of the limited partnership would have to specifically provide that it would have a board of directors consisting of natural persons, a majority of whom would not be “interested persons.”

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

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ending June 30, 2012 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2012, September 30, 2011 and June 30, 2011
Form N-23C-1	Reports by closed-end investment companies of purchases of their own securities

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s Board committees and other reports filed with the Securities and Exchange Commission (“SEC”) are available through the Corporation’s website.

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which require an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recorded two OID’s for the six months ended June 30, 2012 for $159,000 and had OID income for the same period of $916. The Corporation recognized $37,000 in OID income for the six months ended June 30, 2011.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the six months ended June 30, 2012 and 2011 was $57,330 and $17,245, respectively.

SBA Leverage – The Corporation has $2,400,000 in outstanding SBA leverage at June 30, 2012 and $4,000,000 at December 31, 2011 with maturities commencing in 2020. The total remaining SBA commitment at June 30, 2012 is $6,500,000. This outstanding leverage commitment expires on September 30, 2016.

Net Assets per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid (refunded) during the six months ended June 30, 2012 and 2011 amounted to $11,300 and ($448,227), respectively. Interest paid during the six months ended June 30, 2012 and 2011 amounted to $105,104 and $275,590 respectively. The Corporation converted $58,701 and $47,828 of interest receivable into investments during the six months ended June 30, 2012 and 2011, respectively.

Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stockholders’ Equity (Net Assets) – At June 30, 2012 and December 31, 2011, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,206. No additional shares have been repurchased since 2003.

Profit Sharing and Stock Option Plan – In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2012, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $144,000 under the Plan for the six months ended June 30, 2012. There were no amounts earned pursuant to the Plan for the six months ended June 30, 2011. During the year ended December 31, 2010, the Corporation approved and accrued $584,634 under the profit sharing plan, of which $531,602 was paid during the six months ended June 30, 2011. The remaining $15,940 accrued at June 30, 2012 is related to an escrow receivable and will be paid when the escrow is collected.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in the recording of either a reduction of an income tax receivable or a deferred tax asset, or an income tax payable or a deferred tax liability.

There have been no changes in liabilities recorded for uncertain tax positions in the first six months of 2012 and the Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the six months ended June 30, 2012 and 2011.

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

At June 30, 2012 investments in Synacor Inc. (Synacor), Gemcor II, LLC (Gemcor), Liazon Corporation (Liazon), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 33%, 24%, 7%, 6% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

Subsequent Events – Subsequent to the end of the quarter, Synacor (SYNC:NASDAQ GM), a portfolio investment held by the Corporation, had a trading range on NASDAQ of $18.00 to $8.86 for the period July 1, 2012 through August 1, 2012.

Synacor publicly announced its second quarter earnings results on July 25, 2012, and Synacor’s closing bid price on NASDAQ on August 1, 2012 was $8.85 which would reflect a decrease of $2.23 from the Corporation’s June 30, 2012 common stock valuation.

Based on the August 1, 2012 market closing bid price of $8.85 the Corporation’s 902,362 shares of Synacor common stock had a fair market value of approximately $7.99 million, a decrease of approximately $2.0 million from the valuation at June 30, 2012, prior to any restricted stock discount and other considerations. Based on the Corporation’s 6,818,934 shares outstanding, the reduction in Synacor’s value at August 1, 2012 would have an estimated tax effected financial impact, prior to any discount for restrictions on sale, of reducing the Corporation’s June 30, 2012 Net Asset Value per share by ($0.19).

Valuations as of any particular date are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable difference could be material.

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

Under the valuation policy, the Corporation values unrestricted publicly held securities at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly held securities are valued at the closing bid price for the last three trading days of the month and are discounted for the time restriction. See subsequent event footnote disclosure regarding Synacor.

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

Assets Measured at Fair Value on a Recurring Basis

		Fair Value Measurements at Reported Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$528,786	—	—	$528,786
Debt investments	3,655,180	—	—	3,655,180
Equity investments	26,499,959	—	10,000,000	16,499,959

Total Venture Capital Investments	$30,683,925	$0	$10,000,000	$20,683,925

		Fair Value Measurements at Reported Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$327,111	—	—	$327,111
Debt investments	2,854,564	—	—	2,854,564
Equity investments	20,750,186	—	—	20,750,186

Total Venture Capital Investments	$23,931,861	$0	$0	$23,931,861

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Unrealized gains or losses included in net change in net assets from operations
Liazon Corporation (Liazon)	—	—	833,332	833,332
Ultra-Scan Corporation (UltraScan)	—	—	(513,246)	(513,246)

Total Unrealized Gains and Losses	—	—	320,086	320,086
Purchases/Changes to Securities (A)
QuaDPharma, LLC (Quadpharma)	250,000	—	250,000	500,000
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
First Wave Products Group, LLC (First Wave)	—	386,853	22,000	408,853
Liazon	—	—	275,000	275,000
Mezmeriz, Inc. (Mezmeriz)	—	250,000	—	250,000
Mid America Brick & Structural Clay	—	—	—	—
Products, LLC (Mid America Brick)	—	113,000	137,000	250,000
Microcision LLC (Microcision)	—	50,764	—	50,764

Total Purchases/Changes to Securities	250,000	800,617	1,139,728	2,190,345
Repayments of Securities
Gemcor II, LLC (Gemcor)	(48,325)	—	—	(48,325)
NDT Acquisitions, LLC (NDT)	—	—	(10,041)	(10,041)

Total Repayments of Securities	(48,325)	—	(10,041)	(58,366)
Transfers within Level 3	—	(1)	—	(1)
Transfers in or out of Level 3 (B) (C)	—	—	(5,700,000)	(5,700,000)

Ending Balance, June 30, 2012, of Level 3 Assets	$528,786	$3,655,180	$16,499,959	$20,683,925

Change in unrealized gains or losses for the period included in changes in net assets				$4,974,386

Total gains or losses for the period included in changes in net assets				—

(A)	Includes the impact of non-cash conversions.
(B)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.
(C)	Transfer from level 3 to level 2 because observable market data became available for the security.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,596	$3,595,327	$15,355,702	$19,364,625
Realized Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,784)	(1,780,612)

Total Realized Losses	—	(498,828)	(1,575,302)	(2,074,130)
Unrealized gains included in net change in net assets from operations
Associates	—	—	293,519	293,519
Liazon	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,784	1,729,112

Total Unrealized Gains	—	447,328	1,717,104	2,164,432
Purchases/Changes to Securities (A)
Chequed.com, Inc. (Chequed)	—	250,000	—	250,000
Microcision	—	47,827	—	47,827
Liazon	—	37,000	819,999	856,999

Total Purchases/Changes to Securities and Non- Cash conversions	—	334,827	819,999	1,154,826
Repayments of Securities
Gemcor	(41,632)	—	—	(41,632)
Liazon	—	(500,000)	—	(500,000)

Total Repayments of Securities	(41,632)	(500,000)	—	(541,632)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, June 30, 2011, of Level 3 Assets	$371,964	$3,378,654	$16,317,503	$20,068,121

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				$2,164,432

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				(2,074,130)

Change in unrealized gains or losses relating to assets still held at reporting date				$90,302

Note 4.    FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six months ended June 30, 2012 (Unaudited)	Year ended December 31, 2011
Income from investment operations (1):
Investment income	$0.11	$0.19
Expenses	0.13	0.24

Investment loss before income taxes	(0.02)	(0.05)
Income tax benefit	(0.01)	(0.04)

Net investment loss	(0.01)	(0.01)
Net realized and unrealized gain on investments	0.46	0.21

Increase in net asset value	0.45	0.20
Net asset value, beginning of period, based on weighted average shares	3.58	3.38

Net asset value, end of period, based on weighted average shares	$4.03	$3.58

Per share market price, end of period	$2.65	$3.10

Total return based on market value	(14.52)%	(4.02%)
Total return based on net asset value	12.64%	5.85%
Supplemental data:
Ratio of expenses before income taxes to average net assets	3.31%	7.00%
Ratio of expenses including taxes to average net assets	3.06%	5.79%
Ratio of net investment loss to average net assets	(0.48)%	(0.34)%
Portfolio turnover	8.0%	11.7%
Net assets, end of period	$27,483,186	$24,399,121
Weighted average shares outstanding, end of period	6,818,934	6,818,934

(1)	Per share data are based on weighted average shares outstanding and the results are rounded

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance in future periods.

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

Overview

The following discussion describes the financial position and operations of Rand Capital Corporation (Rand) and its wholly-owned subsidiary Rand SBIC, Inc. (Rand SBIC) (collectively, the “Corporation”).

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

Business Developments

During 2011 and the first six months of 2012 the economy continued to improve following the recession that ended in 2009. Despite an improvement in the economic landscape over the last two years, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.

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

Financial Condition

Overview:

	6/30/12	12/31/11	Increase	% Increase
Total assets	$34,426,215	$31,331,957	$3,094,258	9.9%
Total liabilities	6,943,029	6,932,836	10,193	0.1%

Net assets	$27,483,186	$24,399,121	$3,084,065	12.6%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	6/30/12	12/31/11	Increase	% Increase
Investments, at cost	$15,186,360	$13,408,682	$1,777,678	13.3%
Unrealized appreciation, net	15,497,565	10,523,179	4,974,386	47.3%

Investments at fair value	$30,683,925	$23,931,861	$6,752,064	28.2%

The change in investments, at cost, is comprised of the following:

New Investments
QuaDPharma, LLC (Quadpharma)	$500,000
Rheonix, Inc. (Rheonix)	455,728
First Wave Products Group, LLC (First Wave)	400,000
Liazon Corporation (Liazon)	275,000
Mezmeriz, Inc. (Mezmeriz)	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	250,000

Total of new investments during the six months ended June 30, 2012	$2,130,728

Other Changes to Investments:
Microcision LLC (Microcision) interest conversion	$50,764
First Wave interest conversion	7,937
First Wave OID amortization	916

Total of other changes to investments during the six months ended June 30, 2012	$59,617

Investment Repaid/Sold or Liquidated:
Synacor, Inc. (Synacor)	(354,301)
Gemcor II, LLC (Gemcor)	(48,325)
NDT Acquisitions LLC (NDT)	(10,041)

Total of investments repaid, sold or liquidated during the six months ended June 30, 2012	($412,667)

Total change in investments, at cost, during the six months ended June 30, 2012	$1,777,678

Net asset value (NAV) was $4.03/share at June 30, 2012 versus $3.58/share at December 31, 2011.

The Corporation paid off $3,100,000 in SBA outstanding leverage and drew down $1,500,000 in additional SBA leverage during the six months ended June 30, 2012. The outstanding SBA leverage at June 30, 2012 is $2,400,000.

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 112% of net assets at June 30, 2012 compared to 98% of net assets at December 31, 2011.

Cash and cash equivalents approximated 7% of net assets at June 30, 2012 compared to 19% at December 31, 2011.

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

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

	June 30, 2012	June 30, 2011	(Decrease) Increase	%(Decrease) Increase
Interest from portfolio companies	$270,355	$379,636	($109,281)	(28.8%)
Interest from other investments	4,638	18,081	(13,443)	(74.3%)
Dividend and other investment income	454,887	70,556	384,331	544.7%
Other income	4,000	7,580	(3,580)	(47.2%)

Total investment income	$733,880	$475,853	$258,027	54.2%

Interest from portfolio companies – The portfolio interest income decrease is due to the fact that two investments, Liazon Corporation (Liazon) and Chequed.com (Chequed), were converted from debt instruments to equity instruments in 2011 and therefore did not contribute to interest income during the first six months of 2012. In addition, during the six months ended June 30, 2012 the two Carolina Skiff LLC (Carolina Skiff) investments were accruing interest on a lower compounded principal balance. These two investments calculate interest on the principal balance plus the accrued interest and Carolina Skiff paid off approximately $1.3 million in accrued interest in December 2011. The interest recognized for the two Carolina Skiff instruments for the six months ended June 30, 2012 was $106,951 versus $178,026 for the six months ended June 30, 2011.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004

Interest from other investments – The decrease in interest from other investments is primarily due to lower cash balances for the six months of the current year. The cash balance at June 30, 2012 and 2011 was $2,023,652 and $10,791,049, respectively. The decrease in the cash balance is due, in part, to the fact that the Corporation paid off a total of $9,100,000 in outstanding SBA leverage in September 2011 and March 2012. In addition, the Corporation drew down an additional $1,500,000 of SBA leverage during June 2012.

Dividend and other investment income – Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLCs profits. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.

Dividend income for the six months ended June 30, 2012 consisted of a distribution from Gemcor II, LLC (Gemcor) for $313,359, New Monarch Machine Tool, Inc. (Monarch) for $130,193, Carolina Skiff LLC (Carolina Skiff) for $3,963, Somerset Gas Transmission Company, LLC (Somerset) for $6,950 and NDT for $422. Dividend income for the six months ended June 30, 2011 consisted of a distribution from Monarch for $66,239 and Carolina Skiff for $4,317. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011.

Other income – Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with board attendance fees. The income associated with the amortization of financing fees was $0 and $1,550 for the six months ended June 30, 2012 and 2011, respectively. The board fees were $4,000 and $6,000 for the six months ended June 30, 2012 and 2011, respectively.

Operating Expenses

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

	June 30, 2012	June 30, 2011	Decrease	% Decrease
Total Expenses	$858,584	$864,983	($6,399)	(0.7%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The decrease in operating expenses during the six months ended June 30, 2012 is comprised primarily of a 63% or ($184,788) decrease in SBA interest expense. Interest expense decreased due to the fact that the Corporation paid off a total of $9,100,000 in SBA leverage in September 2011 and March 2012 and drew down $1,500,000 in SBA leverage during June 2012. This decrease is offset by a $144,000 increase in Bonus and Profit Sharing expense and a 33% or $17,250 increase in Directors’ Fees. Bonus and Profit Sharing expense increased due to the accrual of $144,000 in profit sharing obligations for the six months ended June 30, 2012. The Directors’ Fee expense increased due to an increase in the Directors’ fee structure during the current year.

Net Realized Gains and Losses on Investments

During the six months ended June 30, 2012, the Corporation recognized a realized gain of $35,485 on the sale of 83,825 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO.

During the six months ended June 30, 2011, the Corporation recognized a realized loss of ($1,780,611) on Niagara Dispensing and a loss of ($293,519) on Associates Interactive LLC (Associates).

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $4,974,386 during the six months ended June 30, 2012 and a net increase of $2,164,432 during the six months ended June 30, 2011.

The increase in unrealized appreciation for the six months ended June 30, 2012 was comprised of the following items:

June 30, 2012
Synacor, Inc. (Synacor)	$4,654,300
Liazon Corporation (Liazon)	833,332
Ultra-Scan Corporation (Ultra-Scan)	(513,246)

Total change in net unrealized appreciation during the six months ended June 30, 2012	$4,974,386

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The stock was valued at a three day average bid price and was discounted due to trading restrictions on the stock which expire on August 11, 2012. The Corporation valued its 902,362 shares of Synacor at $11.08 at June 30, 2012 which reflects a discount from the average closing bid price for the last three trading days of June 2012. See the subsequent event disclosure regarding Synacor’s public stock market prices subsequent to the end of the quarter.

Liazon completed another significant equity financing, with a higher valuation, during the second quarter of 2012 and it was led by a new non-strategic outside investor. The Corporation, therefore, in accordance with its valuation policy, increased the value of its holdings in Liazon based on this financing.

The Ultra-Scan investment was written down during the six months ended June 30, 2012 after a review by the Corporation’s management of Ultra-Scan’s financials and an analysis of the liquidation preferences of senior securities.

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

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2012, the net increase in net assets from operations was $3,084,065 as compared to a net decrease in net assets from operations of ($188,311) for the same six month period in 2011. The increase for the six months ended June 30, 2012 is a result of a ($59,007) net investment loss and a net realized and unrealized gain, net of tax, of $3,143,072. The decrease for the six months ending June 30, 2011 was a result of a ($250,843) net investment loss and a net realized and unrealized gain, net of tax, of $62,532.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of June 30, 2012 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $2,023,652.

During September 2011 and March 2012, the Corporation repaid a total of $9,100,000 in existing SBA leverage and drew down $1,500,000 in additional leverage during June 2012. At June 30, 2012 the Corporation has $2,400,000 in outstanding SBA leverage. In addition, during 2011, the Corporation contributed $1,000,000 of additional regulatory capital to the Rand SBIC, Inc. subsidiary and was approved for $8,000,000 in new SBA leverage, of which there is $6,500,000 remaining as of June 30, 2012.

Management expects that cash and cash equivalents at June 30, 2012, coupled with the available SBA leverage and the scheduled interest and anticipated dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA obligations.

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

At times the Corporation’s portfolio may include marketable securities, including marketable securities traded in the over-the-counter market. In addition, there may be securities in the Corporation’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, the Corporation may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

At June 30, 2012 a portion of the Corporation’s investment portfolio includes a minority equity investment in a publicly traded company, Synacor, the value of which is subject to market price volatility. The Corporation recorded a $4.1 million increase in unrealized appreciation on the value of its holdings in Synacor based on the average closing bid price of the security for the last three trading days in June 2012. The security is restricted through August 11, 2012 and its market value will fluctuate from the Corporation’s June 30, 2012 valuation. The Synacor investment represents approximately 33% of the Corporations $30.7 million investment portfolio at June 30, 2012. See subsequent event footnote disclosure.

As of June 30, 2012, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2012.

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

Fluctuations of Quarterly Results

The Corporation’s quarterly operating results could fluctuate as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets and general economic conditions and the market value of publicly traded securities. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

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

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(3)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2012

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer