Form 10-Q
period 2012-09-30
RAND CAPITAL CORP
filed 2012-11-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

As of October 31, 2012 there were 6,613,784 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of September 30, 2012 and December 31, 2011

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Investments at fair value:
Control investments (cost of $1,877,754 and $966,895, respectively)	$8,377,754	$7,466,896
Affiliate investments (cost of $7,327,855 and $6,083,260, respectively)	6,746,025	5,838,975
Non-Control/Non-affiliate investments (cost of $6,945,954 and $6,358,527, respectively)	12,686,753	10,625,990

Total investments, at fair value (cost of $16,151,563 and $13,408,682, respectively)	27,810,532	23,931,861
Cash and cash equivalents	4,042,981	4,517,985
Interest receivable (net of allowance of $186,654 as of 9/30/12 and $122,000 as of 12/31/11)	59,826	83,869
Prepaid income taxes	653,144	822,789
Other assets	869,227	1,975,453

Total assets	$33,435,710	$31,331,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$3,900,000	$4,000,000
Deferred tax liability	3,346,036	2,683,639
Accounts payable and accrued expenses	252,589	249,197
Deferred revenue	8,333	—

Total liabilities	7,506,958	6,932,836

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,757,992 as of 9/30/12 and 6,818,934 as of 12/31/11	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(961,936)	(1,729,856)
Undistributed net realized gain on investments	8,575,988	8,317,397
Net unrealized appreciation on investments	7,250,972	6,590,693
Treasury stock, at cost; 105,042 shares as of 9/30/12 and 44,100 shares as of 12/31/11	(204,365)	(47,206)

Total stockholders’ equity (net assets), (per share 9/30/12 - $3.84, 12/31/11- $3.58)	25,928,752	24,399,121

Total liabilities and stockholders’ equity	$33,435,710	$31,331,957

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Investment income:
Interest from portfolio companies:
Control investments	$9,818	$13,401	$32,259	$42,618
Affiliate investments	123,269	151,808	355,316	444,671
Non-Control/Non-Affiliate investments	22,957	5,000	38,824	62,556

Total interest from portfolio companies	156,044	170,209	426,399	549,845
Interest from other investments	1,845	8,828	6,483	26,909

Total interest from other investments	1,845	8,828	6,483	26,909
Dividend and other investment income:
Control investments	1,246,825	174,356	1,560,606	174,356
Affiliate investments	44,030	79,944	178,186	150,500
Non-Control/Non-Affiliate investments	—	—	6,950	—

Total dividend and other investment income	1,290,855	254,300	1,745,742	324,856
Other income:
Control investments	2,000	2,000	4,000	6,000
Affiliate investments	—	1,000	2,000	3,000
Non-Control/Non-Affiliate investments	668	4,100	668	5,680

Total other income	2,668	7,100	6,668	14,680

Total investment income	1,451,412	440,437	2,185,292	916,290

Operating expenses:
Salaries	122,478	118,750	365,683	356,250
Bonus and profit sharing	—	—	144,000	—
Employee benefits	31,350	22,700	105,387	88,384
Directors’ fees	12,750	12,750	82,500	65,250
Professional fees	30,793	45,519	113,250	122,323
Stockholders and office operating	24,046	27,104	99,848	101,703
Insurance	12,228	7,800	31,470	27,646
Corporate development	20,988	15,773	53,846	48,510
Other operating	3,500	2,070	10,402	12,264

	258,133	252,466	1,006,386	822,330
Interest on SBA obligations	20,681	184,080	131,012	479,199
Bad Debt Expense	64,654	—	64,654	—

Total expenses	343,468	436,546	1,202,052	1,301,529

Investment gain (loss) before income taxes	1,107,944	3,891	983,240	(385,239)

Income tax expense (benefit)	281,017	18,809	215,320	(119,478)

Net investment gain (loss)	826,927	(14,918)	767,920	(265,761)

Realized gain (loss) on investments:
Affiliate investments	—	(1)	—	(2,074,131)
Non-Control/Non-Affiliate investments	379,612	—	415,097	—
Income tax expense (benefit)	144,087	—	156,507	(751,568)

Net realized gain (loss) on investments	235,525	(1)	258,590	(1,322,563)
Net (decrease) increase in unrealized appreciation on investments:
Affiliate investments	(337,546)	—	(337,546)	2,022,631
Non-Control/Non-Affiliate investments	(3,501,050)	1,531,999	1,473,336	1,673,800

Change in unrealized appreciation before income taxes	(3,838,596)	1,531,999	1,135,790	3,696,431
Deferred income tax (benefit) expense	(1,378,868)	544,840	475,511	1,324,178

Net (decrease) increase in unrealized appreciation	(2,459,728)	987,159	660,279	2,372,253

Net realized and unrealized (loss) gain on investments	(2,224,203)	987,158	918,869	1,049,690

Net (decrease) increase in net assets from operations	($1,397,276)	$972,240	$1,686,789	$783,929

Weighted average shares outstanding	6,808,607	6,818,934	6,812,457	6,818,934
Basic and diluted net increase (decrease) in net assets per share from operations	($0.21)	$0.14	$0.25	$0.11

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Cash flows from operating activities:
Net increase in net assets from operations	$1,686,789	$783,929
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Depreciation and amortization	59,902	94,744
Original issue discount accretion	(15,988)	(37,000)
Change in interest receivable allowance	64,654	(36,245)
Increase in unrealized appreciation of investments	(1,135,790)	(3,696,431)
Deferred tax benefit	662,397	1,102,296
Realized (gain) loss on portfolio investments, net	(415,097)	2,074,131
Non-cash conversion of debenture interest	(84,655)	(72,285)
Changes in operating assets and liabilities:
Increase in interest receivable	(40,611)	(231,331)
Decrease in other assets	1,119,074	418,500
Decrease (increase) in prepaid income taxes	169,645	(222,545)
Increase (decrease) in accounts payable and accrued expenses	3,392	(765,567)
Increase (decrease) in deferred revenue	8,333	(5,650)

Total adjustments	395,256	(1,377,383)

Net cash provided by (used in) operating activities	2,082,045	(593,454)
Cash flows from investing activities:
Investments originated	(3,130,728)	(1,171,944)
Proceeds from sale of investments	823,669	—
Proceed from loan repayments	79,918	571,163

Net cash used in investing activities	(2,227,141)	(600,781)
Cash flows from financing activities:
Repayment of SBA debentures	(3,100,000)	(6,000,000)
Proceeds from SBA debentures	3,000,000	—
Origination costs to SBA	(72,750)	—
Purchase of treasury shares	(157,158)	—

Net cash used in financing activities	(329,908)	(6,000,000)

Net decrease in cash and cash equivalents	(475,004)	(7,194,235)
Cash and cash equivalents:
Beginning of period	4,517,985	11,698,653

End of period	$4,042,981	$4,504,418

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net assets at beginning of period	$27,483,186	$22,862,507	$24,399,121	$23,050,818

Net investment gain (loss)	826,927	(14,918)	767,920	(265,761)
Net realized gain (loss) on sales and dispositions of investments	235,525	(1)	258,590	(1,322,563)
Net (decrease) increase in unrealized appreciation	(2,459,728)	987,159	660,279	2,372,253

Net (decrease) increase in net assets from operations	(1,397,276)	972,240	1,686,789	783,929
Purchase of treasury shares	(157,158)	—	(157,158)	—

(Decrease) increase in net assets	(1,554,434)	972,240	1,529,631	783,929

Net assets at end of period	$25,928,752	$23,834,747	$25,928,752	$23,834,747

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2012

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)

BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	13,818,122 Series 2 preferred shares.	11/8/11	4%	$1,190,569	$1,190,569	$.18

Liazon Corporation (e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.31

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares. $250,000 notes at 8% due December 31, 2012.	1/9/08	4%	371,509	371,509	.06

Rheonix, Inc. (e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	4%	1,208,728	1,344,728	.20

Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor, Inc. NASDAQ: SYNC (d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	852,362 unrestricted common shares valued at $7.58 per share. See subsequent event disclosure (n).	11/18/02	4%	956,178	6,459,950	.96

Ultra—Scan Corporation (e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	424,918	.06

Other Non-Control/Non-Affiliate Investments				428,510	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$6,945,954	$12,686,753	$1.89

Affiliate Investments: (k)

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 14%. Redeemable December 23, 2012. $500,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% class A common membership interest.	1/30/04	7%	$1,500,000	$1,500,000	$.22

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2012 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	10%	533,222	533,222	.08

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,046	337,500	.05

First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$400,000 senior term note at 10% due April 19, 2016. Warrant for 19,429 capital securities.	4/19/12	5%	410,228	410,228	.06

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	21.6% Class A membership interest. 8% cumulative dividend.	8/31/99	22%	400,000	100,000	.01

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% class A common membership interest.	9/24/09	15%	1,756,235	1,756,235	.26

Mid America Brick & Structural Clay Products, LLC (g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	19.524582 membership units. $250,000 promissory note at 8% due April 4, 2017. Warrant for 6,101.43 membership units.	6/1/10	22%	1,063,698	1,063,698	.16

QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$250,000 senior subordinated term note at 10% due June 26, 2017. 90 Class A units of membership interest.	6/26/12	10%	493,953	493,953	.07

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$7,327,855	$6,746,025	$.99

Control Investments (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company)	50% Membership interest.	12/30/10	50%	$100,000	$100,000	$.02

Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 25 membership units. Warrant to purchase 6.25 membership units.	6/28/04	31%	1,753,239	8,253,239	1.22

Other Control Investments				24,515	24,515	.00

Subtotal Control Investments				$1,877,754	$8,377,754	$1.24

Total portfolio investments				$16,151,563	$27,810,532	$4.12

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2012 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a) At September 30, 2012 restricted securities represented 77% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with values less than $100,000 are included in “Other Investments.”

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

(d) The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2012, ASC 820 designates 23% of the Corporation’s investments as “Level 1” and 77% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to going forward.

(f) As of September 30, 2012, the total cost of investment securities approximated $16.15 million. Net unrealized appreciation was approximately $11.66 million, which was comprised of $13.24 million of unrealized appreciation of investment securities and $1.58 million related to unrealized depreciation of investment securities.

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

(n) Effective August 13, 2012 the Corporation’s shares in Synacor, Inc. became unrestricted. On September 30, 2012, the Corporation owned 852,362 shares of Synacor that were valued at $7.58 per share in accordance with the Corporation’s valuation policy for publicly held securities. Subsequent to September 30, 2012, Synacor’s public share price had a trading range on NASDAQ of $5.84 to $7.98 for the period October 1st through October 24, 2012. The Corporation’s 852,362 shares of Synacor have a public market value of $5.3 million at October 24, 2012 prior to any income tax considerations.

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

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

At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemptions described above, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act pursuant to which it may now engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemptions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ending September 30, 2012 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2011
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2012, March 31, 2012, and September 30, 2011

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

Reclassification—Certain prior year income statement amounts have been reclassified to comply with SEC and certain accounting rules.

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

Revenue Recognition—Dividend Income—The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

Original Issue Discount—Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which require an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recorded two OID’s for the nine months ended September 30, 2012 for $159,000 and had OID income for the same period of $15,988. The Corporation recognized $37,000 in OID income for the nine months ended September 30, 2011.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the nine months ended September 30, 2012 and 2011 was $59,902 and $91,135, respectively.

SBA Leverage—The Corporation has $3,900,000 in outstanding SBA leverage at September 30, 2012 and $4,000,000 at December 31, 2011. Of the outstanding $3,900,000 in leverage, $900,000 of this leverage has an interest rate of 4.4% and will mature in 2020 and the remaining $3,000,000 has an interest rate of 3% and will mature in 2022. The total remaining SBA commitment at September 30, 2012 is $5,000,000. This outstanding leverage commitment expires on September 30, 2016.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid (refunded) during the nine months ended September 30, 2012 and 2011 amounted to $15,296 and ($426,619), respectively. Interest paid during the nine months ended September 30, 2012 and 2011 amounted to $135,870 and $555,748, respectively. The Corporation converted $84,655 and $72,285 of interest receivable into investments during the nine months ended September 30, 2012 and 2011, respectively.

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

Stockholders’ Equity (Net Assets)—At September 30, 2012 and December 31, 2011, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

The Board of Directors has authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value. During 2003 and 2002 the Corporation purchased 44,100 shares of its stock for $47,207. In the third quarter of 2012, the Corporation purchased an additional 60,942 shares for $157,158 at an average market price of $2.58. At September 30, 2012 the total treasury shares were 105,042 with a total cost of $204,365.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2012, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $144,000 under the Plan for the nine months ended September 30, 2012. There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2011. During the year ended December 31, 2010, the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid during the nine months ended September 30, 2011. The remaining $15,940 accrued at September 30, 2012 is related to an escrow receivable and will be paid when the escrow is collected.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to unrecognized tax expense for the nine months ended September 30, 2012 and 2011.

In September 2012 the Internal Revenue Service completed an audit of the Corporation’s tax returns for the years ended December 31, 2008 through December 31, 2010, which resulted in a decrease of $64,000 in liabilities for uncertain tax positions during the nine months ended September 30, 2012. All adjustments related to that audit were recorded in the tax provision at September 30, 2012. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2011. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2011. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

Concentration of Credit and Market Risk—The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

At September 30, 2012 investments in Gemcor II, LLC (Gemcor), Synacor Inc. (Synacor), Liazon Corporation (Liazon), Microcision, LLC (Microcision) and Carolina Skiff LLC (Carolina Skiff) represent 30%, 23%, 8%, 6% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) (ASU 2011-04). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations. See Note 3. Investments for further information regarding valuation technique and quantitative information about the significant unobservable inputs utilized by the Corporation to value Level 3 investments.

Subsequent Events—Subsequent to quarter end, the Corporation drew down $1,000,000 in additional SBA leverage and made two investments in two portfolio companies for $1,200,000. Additionally, the Corporation repurchased 144,208 shares of its common stock, after quarter end, for the treasury and extended the stock buyback program through November 1, 2013 to accumulate up to an aggregate of 500,000 shares of its common stock.

Also, subsequent to the end of the quarter, Synacor (SYNC:NASDAQ GM), a portfolio investment held by the Corporation, had a trading range on NASDAQ of $5.84 to $7.98 for the period October 1, 2012 through October 24, 2012.

Based on the October 24, 2012 NASDAQ closing market price of $6.16/share the Corporation’s 852,362 shares of Synacor common stock had a fair market value of approximately $5.25 million, a decrease of approximately $1.21 million from the valuation at September 30, 2012, prior to any income tax and other considerations. Based on the Corporation’s 6,757,992 shares outstanding at September 30, 2012, the reduction in Synacor’s value at October 24, 2012 would have an estimated tax effected impact of reducing the Corporation’s September 30, 2012 Net Asset Value per share by approximately ($0.12).

Valuations as of any particular date are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable difference could be material.

Note 3. INVESTMENTS

Investments are valued at fair value as determined in good faith by the Management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

The Corporation previously adopted Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

Under the valuation policy, the Corporation values unrestricted publicly held securities at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly held securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction. See subsequent event footnote disclosure regarding Synacor.

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

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets

•	Current and projected financial, operational and technological development of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur.

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or past sales transactions.

•	Current ability of the portfolio company to raise any additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants & Limited Liability Company Interests

The significant unobservable inputs used in the fair value measurement of our equity investments are EBITDA and revenue multiples where applicable, the financial and operational performance of the business, or the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available, however the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement.

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

When appropriate the Black-Scholes pricing model is utilized to estimate the fair value of warrants for GAAP accounting purposes. This model requires the use of highly subjective inputs including expected volatility, expected life, expected dividend rate and expected risk free rate of return in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases (decreases) in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s debt securities are the financial and operational performance of the portfolio company as well as the market acceptance for the portfolio company’s products or service. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments will often be junior secured or unsecured debt securities, lacking sufficient collateral. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of September 30, 2012:

Investment Type	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$7,786,748	Market Approach	EBITDA Multiple	5X-12X
	$1,472,274	Market Approach	Liquidation Seniority	1X
	$100,000	Market Approach	Revenue Multiple	1X
	$7,113,707	Market Approach	Transaction Pricing	Not applicable
	$22,000	Black Scholes Pricing Model	Stock pricing	$1.13
Debt Investments	$4,518,353	Face Value	Recent Transaction Pricing	Not applicable
	$337,500	Market Approach	Revenue Multiple	1X

Total	$21,350,582

The following tables provide a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at September 30, 2012

		Fair Value Measurements at Reported Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,497,192	—	—	$1,497,192
Debt investments	3,358,661	—	—	3,358,661
Equity investments	22,954,679	6,459,950	—	16,494,729

Total Venture Capital Investments	$27,810,532	$6,459,950	$0	$21,350,582

The following tables provide a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2011 :

		Fair Value Measurements at Reported Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$327,111	—	—	$327,111
Debt investments	2,854,564	—	—	2,854,564
Equity investments	20,750,186	—	—	20,750,186

Total Venture Capital Investments	$23,931,861	$0	$0	$23,931,861

The Following tables provide a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Unrealized gains or losses included in net change in net assets from operations
Liazon Corporation (Liazon)	—	—	833,332	833,332
Ultra-Scan Corporation (UltraScan)	—	—	(513,246)	(513,246)
EmergingMed.com, Inc. (Emerging Med)	—	(337,546)	—	(337,546)

Total Unrealized Gains and Losses	—	(337,546)	320,086	(17,460)
Purchases/Changes to Securities (A)
Gemcor II, LLC (Gemcor)	1,000,000	—	—	1,000,000
QuaDPharma, LLC (Quadpharma)	250,000	—	250,000	500,000
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
First Wave Products Group, LLC (First Wave)	—	388,227	22,000	410,227
Liazon	—	—	275,000	275,000
Mezmeriz, Inc. (Mezmeriz)	—	250,000	—	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	—	126,698	137,000	263,698
Microcision LLC (Microcision)	—	76,718	—	76,718

Total Purchases/Changes to Securities	1,250,000	841,643	1,139,728	3,231,371
Repayments of Securities
Gemcor	(73,872)	—	—	(73,872)
QuaDPharma	(6,047)			(6,047)
NDT Acquisitions, LLC (NDT)	—	—	(15,271)	(15,271)

Total Repayments of Securities	(79,919)	—	(15,271)	(95,190)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3 (B) (C)	—	—	(5,700,000)	(5,700,000)

Ending Balance, September 30, 2012, of Level 3 Assets	$1,497,192	$3,358,661	$16,494,729	$21,350,582

Change in unrealized gains or losses for the period included in changes in net assets				($17,460)

Total gains or losses for the period included in changes in net assets				—

(A)	Includes the impact of non-cash conversions.
(B)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.
(C)	Transfer from level 3 to level 2 during the first quarter of 2012 because observable market data became available for the restricted security. The Synacor, Inc. shares became freely tradable during August 2012 and were transferred from Level 2 to Level 1 at September 30, 2012.

The Following tables provide a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,597	$3,595,326	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,785)	(1,780,613)

Total Realized Losses	—	(498,828)	(1,575,303)	(2,074,131)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,518	293,518
Liazon Corporation (Liazon)	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,785	1,729,113
Synacor, Inc. (Synacor)	—	—	1,531,999	1,531,999

Total Unrealized Gains and Losses	—	447,328	3,249,103	3,696,431

Purchases/Changes to Securities/Non-cash conversions
Chequed.com, Inc. (Chequed)	—	250,000	—	250,000
Microcision LLC (Microcision)	—	72,285	—	72,285
Liazon	—	37,000	819,999	856,999
SOMS Technologies, LLC	—	—	101,945	101,945

Total Purchases/Changes to Securities and Non-Cash conversions	—	359,285	921,944	1,281,229

Repayments of Securities
Gemcor II, LLC (Gemcor)	(71,162)	—	—	(71,162)
Liazon	—	(500,000)	—	(500,000)

Total Repayments of Securities	(71,162)	(500,000)	—	(571,162)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, September 30, 2011, of Level 3 Assets	$342,435	$3,403,111	$17,951,446	$21,696,992

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	$3,696,431

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations	(2,074,131)

Change in unrealized gains or losses relating to assets still held at reporting date	$1,622,300

Note 4. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Nine months ended September 30, 2012 (Unaudited)	Year ended December 31, 2011
Income from investment operations (1):
Investment income	$0.32	$0.19
Expenses	0.18	0.24

Investment gain (loss) before income taxes	0.14	(0.05)
Income tax expense (benefit)	0.05	(0.04)

Net investment gain (loss)	0.09	(0.01)
Purchase of treasury shares	(0.02)	0.00
Net realized and unrealized gain on investments	0.16	0.21

Increase in net asset value	0.23	0.20
Net asset value, beginning of period, based on weighted average shares	3.58	3.38

Net asset value, end of period, based on weighted average shares	$3.81	$3.58

Per share market price, end of period	$2.71	$3.10

Total return based on market value	(12.58)%	(4.02%)
Total return based on net asset value	6.27%	5.85%
Supplemental data:
Ratio of expenses before income taxes to average net assets	4.78%	7.00%
Ratio of expenses including taxes to average net assets	5.63%	5.79%
Ratio of net investment gain (loss) to average net assets	3.05%	(0.34)%
Portfolio turnover	12.5%	11.7%
Net assets, end of period	$25,928,752	$24,399,121
Weighted average shares outstanding, end of period	6,812,457	6,818,934

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

You should read the following discussion and analysis of the Corporation’s financial condition and results of operations in conjunction with the Corporation’s consolidated financial statements and related notes included elsewhere in this report.

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

Business Developments

During 2011 and the first nine months of 2012 the economy continued to improve following the recession that ended in 2009. Despite an improvement in the economic landscape over the last two years, the recovery may take longer than expected due to the persistently weak labor market and continued tight credit market, particularly for small businesses. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies should continue to improve as well. It remains difficult to forecast when future exits will happen.

Critical Accounting Policies

The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of the Corporation’s critical accounting policies can be found in the Corporation’s 2011 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	9/30/12	12/31/11	Increase	% Increase
Total assets	$33,435,710	$31,331,957	$2,103,753	6.7%
Total liabilities	7,506,958	6,932,836	574,122	8.3%

Net assets	$25,928,752	$24,399,121	$1,529,631	6.3%

The Corporation’s financial condition is dependent on the success of its portfolio holdings. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	9/30/12	12/31/11	Increase	% Increase
Investments, at cost	$16,151,563	$13,408,682	$2,742,881	20.5%
Unrealized appreciation, net	11,658,969	10,523,179	1,135,790	10.8%

Investments at fair value	$27,810,532	$23,931,861	$3,878,671	16.2%

The change in investments, at cost, is comprised of the following:

New Investments
Gemcor II, LLC (Gemcor)	$1,000,000
QuaDPharma, LLC (QuaDPharma)	500,000
Rheonix, Inc. (Rheonix)	455,728
First Wave Products Group, LLC (First Wave)	400,000
Liazon Corporation (Liazon)	275,000
Mezmeriz, Inc. (Mezmeriz)	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	250,000

Total of new investments during the nine months ended September 30, 2012	$3,130,728

Other Changes to Investments:
Microcision LLC (Microcision) interest conversion	$76,718
Mid America Brick OID accretion	13,698
First Wave interest conversion	7,937
First Wave OID accretion	2,290

Total of other changes to investments during the nine months ended September 30, 2012	$100,643

Investment Repaid/Sold or Liquidated:
Synacor, Inc. (Synacor)	(393,301)
Gemcor	(73,871)
NDT Acquisitions LLC (NDT)	(15,271)
QuaDPharma	(6,047)

Total of investments repaid, sold or liquidated during the nine months ended September 30, 2012	($488,490)

Total change in investments, at cost, during the nine months ended September 30, 2012	$2,742,881

Net asset value (NAV) was $3.84/share at September 30, 2012 versus $3.58/share at December 31, 2011.

The Corporation paid off $3,100,000 in SBA leverage with interest rates ranging from 4.4 to 6.4% and subsequently drew down $3,000,000 with a lower interest rate of 3% during the nine months ended September 30, 2012. The outstanding SBA leverage at September 30, 2012 is $3,900,000. The leverage drawn down in 2012 will mature in 2022.

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 107% of net assets at September 30, 2012 compared to 98% of net assets at December 31, 2011.

Cash and cash equivalents approximated 16% of net assets at September 30, 2012 compared to 19% at December 31, 2011.

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

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

	September 30, 2012	September 30, 2011	(Decrease) Increase	%(Decrease) Increase
Interest from portfolio companies	$426,399	$549,845	($123,446)	(22.5%)
Interest from other investments	6,483	26,909	(20,426)	(75.9%)
Dividend and other investment income	1,745,742	324,856	1,420,886	437.4%
Other income	6,668	14,680	(8,012)	(54.6%)

Total investment income	$2,185,292	$916,290	$1,269,002	138.5%

Interest from portfolio companies—The portfolio interest income decrease is due to the fact that two investments, Liazon Corporation (Liazon) and Chequed.com (Chequed), were converted from debt instruments to equity instruments in 2011 and therefore did not contribute to interest income during the first, second or third quarters of 2012. The Corporation also ceased accruing interest on its EmergingMed.com, Inc. (EmergingMed) investment during the third quarter of 2012. In addition, during the nine months ended September 30, 2012 the two Carolina Skiff LLC (Carolina Skiff) investments were accruing interest on a lower compounded principal balance. These two investments calculate interest on the principal balance plus the accrued interest and Carolina Skiff paid off approximately $1.3 million in accrued interest in December 2011. The interest recognized for the two Carolina Skiff instruments for the nine months ended September 30, 2012 was $163,676 versus $271,201 for the same period in 2011.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
EmergingMed.com, Inc. (EmergingMed)	10%	675,046	2012

Interest from other investments—The decrease in interest from other investments is primarily due to lower cash balances throughout the first nine months of 2012. The cash balance at September 30, 2012 and 2011 was $4,042,981 and $4,504,418, respectively.

Dividend and other investment income—Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLCs profits. These portfolio companies may also elect to distribute additional discretionary distributions. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.

Dividend income for the nine months ended September 30, 2012 consisted of a distribution from Gemcor II, LLC (Gemcor) for $1,559,964, New Monarch Machine Tool, Inc. (Monarch) for $169,023, Carolina Skiff LLC (Carolina Skiff) for $9,163, Somerset Gas Transmission Company, LLC (Somerset) for $6,950 and NDT for $642. Dividend income for the nine months ended September 30, 2011 consisted of a distribution from Monarch for $146,182, Gemcor for $174,357 and Carolina Skiff for $4,317. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with board attendance fees. The income associated with the amortization of financing fees was $667 and $5,650 for the nine months ended September 30, 2012 and 2011, respectively. The board fees were $6,000 and $9,000 for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

	September 30, 2012	September 30, 2011	Decrease	% Decrease
Total Expenses	$1,202,052	$1,301,529	($99,477)	(7.6%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The decrease in operating expenses during the nine months ended September 30, 2012 is comprised primarily of a 73% or ($348,187) decrease in SBA interest expense. Interest expense decreased due to the fact that the Corporation paid off a total of $9,100,000 in SBA leverage in September 2011 and March 2012 and drew down $3,000,000 in SBA leverage during 2012. This decrease is offset by a $144,000 increase in Bonus and Profit Sharing expense and a 26% or $17,250 increase in Directors’ Fees. Bonus and Profit Sharing expense increased due to the accrual of $144,000 in profit sharing obligations for the nine months ended September 30, 2012. The Directors’ Fee expense increased due to an increase in the Directors’ fee structure during the current year.

Net Realized Gains and Losses on Investments

During the nine months ended September 30, 2012, the Corporation recognized a realized gain of $415,097 on the sale of 133,825 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO.

During the nine months ended September 30, 2011, the Corporation recognized a realized loss of ($1,780,612) on Niagara Dispensing and a loss of ($293,519) on Associates Interactive LLC (Associates).

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $1,135,790 during the nine months ended September 30, 2012 and a net increase of $3,696,431 during the nine months ended September 30, 2011.

The increase in unrealized appreciation for the nine months ended September 30, 2012 was comprised of the following items:

September 30, 2012
Synacor, Inc. (Synacor)	$1,153,250
Liazon Corporation (Liazon)	833,332
EmergingMed.com, Inc. (Emerging Med)	(337,546)
Ultra-Scan Corporation (Ultra-Scan)	(513,246)

Total change in net unrealized appreciation during the nine months ended September 30, 2012	$1,135,790

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The stock had restrictions on its sale that expired on August 11, 2012. The Corporation valued its 852,362 shares of Synacor at a three day average bid price of $7.58 for the nine months ended September 30, 2012.

Liazon completed another significant equity financing, with a higher valuation, during the second quarter of 2012 and it was led by a new non-strategic outside investor. The Corporation, therefore, in accordance with its valuation policy, increased the value of its holdings in Liazon based on this financing.

The Ultra-Scan investment was written down during the nine months ended September 30, 2012 after a review by the Corporation’s management of Ultra-Scan’s financials and an analysis of the liquidation preferences of senior securities. The Emerging Med investment was written down based on a financial analysis of the company.

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

Net Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2012, the net increase in net assets from operations was $1,686,786 as compared to a net increase in net assets from operations of $783,929 for the same nine month period in 2011. The increase for the nine months ended September 30, 2012 is a result of a $767,920 net investment gain and a net realized and unrealized gain, net of tax, of $918,869. The increase for the nine months ending September 30, 2011 was a result of a ($265,761) net investment loss and a net realized and unrealized gain, net of tax, of $1,049,690.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of September 30, 2012 the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,042,981.

During September 2011 and March 2012, the Corporation repaid a total of $9,100,000 in existing SBA leverage and drew down $3,000,000 in additional leverage during 2012. At September 30, 2012 the Corporation has $3,900,000 in outstanding SBA leverage. In addition, during 2011, the Corporation contributed $1,000,000 of additional regulatory capital to the Rand SBIC, Inc. subsidiary and was approved for $8,000,000 in new SBA leverage, of which there is $5,000,000 remaining as of September 30, 2012.

Management expects that cash and cash equivalents at September 30, 2012, coupled with the available SBA leverage and the scheduled interest and anticipated dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA obligations.

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

As of September 30, 2012, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2012 - 7/31/2012	—	—	—	340,946
8/1/2012 - 8/31/2012	—	—	—	340,946
9/1/2012 - 9/30/2012	60,942	$2.58	60,942	280,004

(1)	The total number of shares purchased was 60,942 for the third quarter of 2012. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission
(3)	On October 28, 2011 the Board of Directors authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices that are no greater than current net asset value.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

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

Dated: November 1, 2012

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer