Form 10-K
period 2012-12-31
RAND CAPITAL CORP
filed 2013-03-22
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $16,331,020 based upon the last closing price as quoted by NASDAQ Capital Market on such date.

As of March 13, 2013 there were 6,610,236 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.     Business

Corporation Formation

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received a SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services with a sustainable competitive advantage, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from debt instruments. The Corporation invests in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of warrants, and options to acquire stock or the right to convert the debt securities into stock. Rand SBIC has been the Corporation’s primary investment vehicle since its formation and it is anticipated that will continue to be the case in 2013. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of directors’ seat, to the portfolio companies in which it invests.

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

Regulation as a Business Development Company

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1) be a domestic company;

(2) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934;

(3) operate for the purpose of investing in the securities of certain types of companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “eligible portfolio companies.”

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2012 the Corporation was in compliance with this rule.

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

Following this merger, in February 2009, the Corporation filed a new Exemption Application with the SEC, which was amended in August 2009, September 2011, and in January 2012 in response to comments from the Staff of the SEC. As amended, the Exemption Application sought an order under Sections 6(c), 12(d)(1)(J) and 57(c) of the 1940 Act for exemptions from the application of Sections 12(d)(1)(A) and (C), 18(a), 21(b), 57(a)(1) through (3), and 61(a) of the 1940 Act, and under Section 57(i) of the 1940 Act and Rule 17d-1 under the 1940 Act to permit certain joint transactions that would otherwise be prohibited by Section 57(a)(4) of the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity. The application also sought an order under Section 12(h) of the Securities Exchange Act of 1934 Act (the “Exchange Act”) for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Exchange Act. In general, the Corporation’s application sought exemptions that would permit:

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

SBA debentures are issued with ten year maturities. Interest only is payable semi-annually until maturity. All of the Corporation’s outstanding SBA debentures may be prepaid without penalty. To reserve the approved SBA debenture leverage the Corporation must pay an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are then expensed over the life of the corresponding SBA debenture instruments. The total remaining SBA commitment available at December 31, 2012 is $4,000,000 which expires on September 30, 2016. At December 31, 2012 the Corporation had $4,900,000 in total outstanding leverage.

Employees

As of December 31, 2012, the Corporation had four employees.

Item 1A.    Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

At December 31, 2012, 88% of the Corporation’s portfolio investments are private securities and are not publicly traded. There is typically no public market for securities of the small privately held companies in which the Corporation invests. Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation.”

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

Investing in Private Companies involves a High Degree of Risk

The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. The Corporation expects that some of its venture capital investments will be a loss and that some will appear likely to become successful but will never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments.

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

The Corporation is Dependent Upon Key Management Personnel for Future Success

The Corporation is dependent on the skill, diligence, and the network of business contacts of its two senior officers, Allen F. Grum and Daniel P. Penberthy, for the selection, structuring, closing, monitoring and valuation of its investments. The future success of the Corporation depends to a significant extent on the continued employment of its senior management. The departure of either of its senior officers could materially adversely affect its ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

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

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2012 Quarter ended:	High	Low
March 31st	$3.48	$2.83
June 30th	$3.49	$2.56
September 30th	$3.10	$2.46
December 31st	$2.81	$2.18

2011 Quarter ended:	High	Low
March 31st	$3.50	$2.81
June 30th	$3.00	$2.75
September 30th	$3.05	$2.65
December 31st	$3.12	$2.65

The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no intention of paying cash dividends in the 2013 fiscal year.

Treasury Stock

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan(3)	Maximum number of shares that may yet be purchased under the share repurchase program
10/1 – 10/31/2012	144,208	$2.69	144,208	91,696	*
11/1 – 11/30/2012	—	—	—	250,750
12/1 – 12/31/12	3,548	$2.28	3,548	247,202

(1)	The total number of shares repurchased during 2012 was 208,698 shares. All transactions were made in the open market.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)	On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through November 1, 2013.

*	Prior to the November 1, 2012 authorization, the Board of Directors authorized the repurchase of up to 340,946 shares of the Corporation’s outstanding common stock on the open market through October 28, 2012 at prices no greater than current net asset value.

Profit Sharing and Stock Option Plans

In 2001 the stockholders of the Corporation authorized an Employee Stock Option Plan (the “Option Plan”). The Option Plan provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002 the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2012, no stock options had been awarded under the Option Plan. Because Section 57(n) of the

1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments will be split equally between the Corporation’s two executive officers, both of whom are fully vested in the Plan.

The Corporation accrued $246,000 under the Plan for the year ended December 31, 2012. There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid in 2011. The remaining $15,940 was related to an escrow receivable and was paid in 2012 when the escrow was received. Estimated payroll taxes on the profit sharing have been accrued at December 31, 2012 and 2011. The amounts approved do not exceed the defined limits.

Shareholders of Record

On March 13, 2013 the Corporation had a total of 920 shareholders, which included 102 record holders of its common stock, and an estimated 818 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices that are no greater than the then current net asset value through November 1, 2013. During 2012, the Corporation repurchased 208,698 shares for $556,588 an average of $2.67 per share. At December 31, 2012 the total treasury shares held was 252,798 shares with a total cost of $603,794.

Company Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company’s Common Stock, the NASDAQ Market Index, and an old and new Peer Group, assuming a base index of $100 at the end of 2007. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2012

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDING

Company/Index/Market	2007	2008	2009	2010	2011	2012
Rand Capital Corporation	$100.00	$97.28	$110.62	$89.77	$86.16	$65.04
NASDAQ Market Index	$100.00	$59.97	$87.15	$102.86	$102.00	$119.81
Old Peer Group Index	$100.00	$40.22	$71.47	$103.10	$99.31	$136.15
New Peer Group Index	$100.00	$41.92	$73.32	$100.82	$95.58	$129.53

The Old Peer Group was comprised of the following companies:

Ameritrans Capital Corp (NasdaqCM:AMTC)

Gladstone Investment Corporation (NasdaqGS:GAIN)

Harris & Harris Group, Inc. (NasdaqGM:TINY)

Hercules Technology Growth Capital, Inc. (NasdaqGS: HTGC)

Main Street Capital Corporation (NasdaqGS: MAIN)

MCG Capital Corporation (NasdaqGS:MCGC)

Triangle Capital Corporation (NasdaqGM: TCAP)

The New Peer Group is comprised of the following companies:

Equus Total Return (NYSE:EQS)

Gladstone Investment Corporation (NasdaqGS:GAIN)

Harris & Harris Group, Inc. (NasdaqGM:TINY)

Hercules Technology Growth Capital, Inc. (NasdaqGS: HTGC)

Main Street Capital Corporation (NasdaqGS: MAIN)

MCG Capital Corporation (NasdaqGS:MCGC)

Triangle Capital Corporation (NasdaqGM: TCAP)

The Corporation selected the New Peer Group on the basis of its belief that the seven issuers in the group are closed end investment companies that have elected to be regulated as BDCs and have investment objectives that are similar to those of the Corporation, and that among the publicly traded companies that have those attributes, they are relatively similar in size to the Corporation.

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

Item 6.    Selected Financial Data

The following table provides selected consolidated financial data of the Corporation for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the consolidated financial statements and related notes appearing elsewhere in this report.

Balance Sheet Data as of December 31:

	2012	2011	2010	2009	2008
Total assets	$34,252,413	$31,331,957	$35,091,260	$35,631,371	$32,228,797
Total liabilities	$8,470,113	$6,932,836	$12,040,442	$12,425,490	$12,001,831
Net assets	$25,782,300	$24,399,121	$23,050,818	$23,205,881	$20,226,966
Net asset value per outstanding share	$3.90	$3.58	$3.38	$3.40	$3.54
Common stock shares outstanding	6,610,236	6,818,934	6,818,934	6,818,934	5,718,934

Operating Data for the year ended December 31:

	2012	2011	2010	2009	2008
Investment income	$2,604,621	$1,292,352	$847,283	$1,749,525	$1,757,003
Total expenses	$1,795,600	$1,661,674	$2,367,911	$1,850,113	$1,721,555
Net investment gain (loss)	$686,061	$(81,738)	$(973,189)	$(63,878)	$135,689
Net realized gain (loss) on sales and dispositions of investments, net of tax	$831,139	$(1,515,885)	$3,222,688	$2,007,974	—
Net increase (decrease) in unrealized appreciation, net of tax	$422,567	$2,945,926	$(2,404,562)	$(2,683,516)	$273,454
Net increase (decrease) in net assets from operations	$1,939,767	$1,348,303	$(155,063)	$(739,420)	$409,143

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Corporation’s financial condition and results of operations in conjunction with the financial statements and related notes included elsewhere in this report.

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

The Corporation typically makes initial investments of $500,000 to $1,000,000 directly in a company through equity shares or in debt or loan instruments. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest is either paid currently or deferred.

The Corporation’s management team identifies investment opportunities through a network of investment referral relationships. Investment proposals may, however, come to the Corporation from many other sources, including unsolicited proposals from companies and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the investment community and experience provide a competitive advantage in originating qualified new investments.

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

The Corporation may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debt investments will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the origination of the investment. The Corporation funds new investments and operating expenses through existing cash balances, investment returns, and interest and principal payments from its portfolio companies.

2012 Highlights and Outlook

In general, the United States and global economic conditions continued to improve throughout 2012 although the U.S. economy did shrink during the fourth quarter of 2012 for the first time since mid-2009. Analysts are attributing the fourth quarter 2012 contraction to non-recurring matters but a full economic recovery may take longer than expected due to various national and international issues which may have an adverse economic impact on all businesses, particularly small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future exits will happen.

The Corporation’s net asset value increased $.32, or 8.9% during 2012, closing the year at $3.90 per share, up from $3.58 at December 31, 2011. At December 31, 2012, the Corporation’s total investment portfolio was valued at $29.8 million, which exceeds its cost basis of $18.5 million, reflecting $11.3 million in net unrealized appreciation.

The Corporation’s common stock traded below its net asset value per share during 2012 and 2011, closing 2012 at $2.34 per share.

During 2012, the Corporation recognized $2,604,621 in total investment income, an increase of $1,312,269 from $1,292,352 of investment income in 2011. The 102% increase is attributable to an increase in dividend income from $516,189 in 2011 to $1,957,621 in 2012. The Corporation received dividends from portfolio companies that are limited liability companies, which as a group comprise approximately 59% of the value of the Corporation’s portfolio at December 31, 2012. Dividends from these portfolio companies may fluctuate from period to period based not only on the profitability of the portfolio company but also on the timing of distributions the companies make.

The Corporation recognized a realized net gain of $831,139 during 2012 and its investment valuation changes resulted in a net increase in unrealized appreciation of $422,567. Total expenses remained fairly steady at $1,795,600 for the year ended December 31, 2012, which represented a $133,926, or 8.1% increase from the 2011 expense amount of $1,661,674.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance require the Corporation to closely monitor its accounting policies and procedures. The Corporation has two critical accounting policies that require significant judgment. The following summary of critical accounting policies is intended to enhance a reader’s ability to assess the Corporation’s financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

The most important estimate in the preparation of the Corporation’s consolidated financial statements is the valuation of investments and the resulting unrealized appreciation or depreciation.

Investments are valued at fair value as determined in good faith by the Management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment and employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

On January 1, 2008, the Corporation adopted Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of an investment or sufficient assets or liquidation proceeds exist from a sale of a portfolio company at its estimated fair value.

The loan and debt securities may be valued at an amount other than the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

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

Under the valuation policy, the Corporation values unrestricted publicly traded securities at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction. See subsequent event footnote disclosure regarding Synacor.

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

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets

•	Current and projected financial, operational and technological development of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the company; or past sales transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant.

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial, technological development and operational performance of the business, or the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available, however the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement.

Another key factor used in valuing equity investments is recent arms-length equity transactions with unrelated new investors by the portfolio company. Many times the terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the discrepancy in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

For recent investments, the Corporation generally relies on the cost basis, which is judged to represent the fair value, unless other fair market value inputs form a basis to depart from cost.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s loan and debt securities are the financial, technological development and operational performance of the portfolio company as well as the market acceptance for the portfolio company’s products or service. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments will often be junior secured or unsecured debt securities, lacking sufficient collateral. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, the Corporation generally relies on its cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

Revenue Recognition

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) (ASU 2011-04). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The adoption of ASU 2011-04 did not have a significant impact on the Corporation’s financial condition and results of operations. See Note 2- Investments in the December 31, 2012 consolidated financial statements for further information regarding valuation technique and quantitative information about the significant unobservable inputs utilized by the Corporation to value Level 3 investments.

Financial Condition

Overview:

	12/31/12	12/31/11	Increase	% Increase
Total assets	$34,252,413	$31,331,957	$2,920,456	9.3%
Total liabilities	8,470,113	6,932,836	1,537,277	22.2%

Net assets	$25,782,300	$24,399,121	$1,383,179	5.7%

Net asset value per share (NAV) was $3.90 per share at December 31, 2012 versus $3.58 per share at December 31, 2011.

During 2012, the Corporation paid off $3,100,000 in SBA leverage with interest rates ranging from 4.4 to 6.4% and subsequently drew down $4,000,000 of additional SBA leverage with an interest rate of approximately 3%. The outstanding SBA leverage at December 31, 2012 is $4,900,000. The new leverage drawn down in 2012 will mature in 2022 and 2023.

Cash and cash equivalents approximated 16% of net assets at December 31, 2012 compared to 19% at December 31, 2011.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/12	12/31/11	Increase	% Increase
Investments, at cost	$18,492,059	$13,408,682	$5,083,377	37.9%
Unrealized appreciation, net	11,287,727	10,523,179	764,548	7.3%

Investments, at fair value	$29,779,786	$23,931,861	$5,847,925	24.4%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 116% of net assets at December 31, 2012 and 98% of net assets at December 31, 2011.

The change in investments during the year ended December 31, 2012, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Gemcor II, LLC (Gemcor)	$1,125,000
Mercantile Adjustment Bureau, LLC (Mercantile)	1,000,000
Knoa Software, Inc.	750,000
QuaDPharma, LLC (Quadpharma)	700,000
BinOptics Corporation	609,430
First Wave Products Group, LLC (First Wave)	500,000
Rheonix, Inc.	455,728
Liazon Corporation (Liazon)	275,000
Mezmeriz, Inc.	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	250,000

Total of new investments	5,915,158

Other changes to investments:
Microcision LLC interest conversion	103,061
First Wave interest conversion and OID amortization	32,428
Mid America Brick OID amortization	13,698
Mercantile OID amortization	1,666

Total of other changes to investments	150,853

Investments repaid, sold or liquidated
Synacor, Inc. sale	(527,086)
Carolina Skiff LLC (Carolina Skiff) repayment	(250,000)
Gemcor LLC repayment	(155,293)
Quadpharma repayment	(16,831)
NDT Acquisitions, LLC repayment	(15,271)
SmartPill Corporation realized loss	(17,653)
Advantage 24/7 owner investment	(500)

Total of investments repaid, sold or liquidated	(982,634)

Net change in investments	$5,083,377

The Corporation’s top five portfolio companies represented 58% of total assets at December 31, 2012:

Company	Industry	Fair Value at December 31, 2012	% of Total Assets at December 31, 2012
Gemcor	Manufacturing — Aerospace Machinery	$10,471,817	31%
Synacor	Software	$3,540,400	10%
Liazon	Service — Health benefits exchange	$2,108,331	6%
BinOptics	Manufacturing —semiconductor	$1,799,999	5%
Microcision	Manufacturing — Medical Products	$1,782,579	5%

The Corporation’s top five portfolio companies represented 55% of total assets at December 31, 2011:

Company	Industry	Fair Value at December 31, 2011	% of Total Assets at December 31, 2011
Gemcor	Manufacturing — Aerospace Machinery	$7,327,111	23%
Synacor	Software	$5,700,000	18%
Microcision	Manufacturing — Medical Products	$1,679,518	5%
Carolina Skiff	Manufacturing — Boats	$1,500,000	5%
BinOptics	Manufacturing — semiconductor	$1,190,569	4%

Below is the geographic breakdown of the Corporation’s investments at fair value as of December 31, 2012 and 2011:

Geographic Region	% of Net Asset Value at December 31, 2012	% of Net Asset Value at December 31, 2011
USA – East	94%	94%
USA – South	6%	6%

	100%	100%

As of December 31, 2012 and 2011, the Corporation’s investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2012:
Subordinated Debt and Promissory Notes	$5,801,404	32%	$5,337,160	18%
Convertible Debt	250,000	1	250,000	1
Equity and Membership Interests	12,231,655	66	24,120,626	81
Equity Warrants	209,000	1	72,000	—

Total	$18,492,059	100%	$29,779,786	100%

December 31, 2011:
Subordinated Debt and Promissory Notes	$3,181,675	24%	$3,181,675	13%
Convertible Debt	—	—	—	—
Equity and Membership Interests	10,227,007	76	20,750,186	87
Equity Warrants	—	—	—	—

Total	$13,408,682	100%	$23,931,861	100%

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while maintaining a current cash flow from its debenture and pass through equity instruments. Therefore, the Corporation invests in a mixture of debenture and equity instruments, which will provide a current return on a portion of the investment portfolio. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at well capitalized financial institutions.

Investment income for the year ended December 31, 2012 increased to $2,604,621 from $1,292,352 for the year ended December 31, 2011. This 101% increase was almost entirely attributable to an increase in the dividend income distributed to the Corporation.

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$624,581	$728,118	($103,537)	(14.2%)
Interest from other investments	9,282	30,364	(21,082)	(69.4%)
Dividend and other investment income	1,957,621	516,189	1,441,432	279.2%
Other income	13,137	17,681	(4,544)	(25.7%)

Total investment income	$2,604,621	$1,292,352	$1,312,269	101.5%

Interest from portfolio companies — The portfolio interest income decrease is due to the fact that two investments, Liazon Corporation (Liazon) and Chequed.com (Chequed), were converted from debt instruments to equity instruments in 2011 and therefore did not contribute to interest income during 2012. The Corporation also ceased accruing interest on its EmergingMed.com, Inc. (EmergingMed) investment during the third quarter of 2012. In addition, during 2012 the two Carolina Skiff LLC (Carolina Skiff) investments were accruing interest on a lower compounded principal balance due to the fact that Carolina Skiff paid off approximately $1.3 million in accrued interest in December 2011. The interest recognized for these two instruments for the year ended December 31, 2012 was $215,651 versus $362,258 for the same period in 2011.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instruments:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004
EmergingMed.com, Inc. (EmergingMed)	10%	$675,046	2012
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	8%	$250,000	2012

Interest from other investments — The decrease in interest from other investments is primarily due to lower average cash balances throughout 2012. The cash balance at December 31, 2012 and 2011 was $4,224,763 and $4,517,985, respectively.

Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation has begun to receive dividends from a non-LLC portfolio company.

Dividend income for the year ended December 31, 2012 consisted of a distribution from Gemcor II, LLC (Gemcor) for $1,733,806, New Monarch Machine Tool, Inc. (Monarch) for $191,864, Carolina Skiff LLC (Carolina Skiff) for $24,079, Somerset Gas Transmission Company, LLC (Somerset) for $6,950 and NDT Acquisition LLC (NDT) for $922. Dividend income for the year ended December 31, 2011 consisted of a distribution from Gemcor for $262,284, Monarch for $185,011, Somerset for $63,160, Carolina Skiff for $4,317 and NDT for $1,417. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011.

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

The income associated with the amortization of financing fees was $2,136 and $5,650 for the year ended December 31, 2012 and 2011, respectively. The board fees were $11,000 and $12,000 for the year ended December 31, 2012 and 2011, respectively.

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

Interest from portfolio companies — The portfolio interest income increase during 2011 was due to the origination of new debenture instruments from Chequed.com and Liazon during late 2010 and 2011 and the accretion of $37,000 of Original Issue Discount (OID) income on the Liazon investment. OID income was created when the Corporation invests in a debenture instrument that has a warrant attached to the instrument. This transaction required an allocation of a portion of the investment cost to the warrant and reduced the debt instrument by an equal amount in the form of a note discount or OID. The note was then reported net of the discount and the discount was accreted into income over the life of the debenture instrument. The debt instrument associated with this OID was paid in full during the second quarter of 2011 and therefore all of the remaining OID was recognized as income.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation has ceased accruing interest income on the following investment instrument:

Company	Interest Rate	Investment Cost	Year that Interest Accrual Ceased
G-Tec Natural Gas Systems (G-Tec)	8%	$400,000	2004

Interest from other investments — The increase in interest from other investments was primarily due to higher average cash balances and higher interest yields throughout a majority of 2011. The cash balance at December 31, 2011 and 2010 was $4,517,985 and $11,698,653, respectively. The Corporation paid off $6,000,000 in outstanding SBA leverage in early September 2011 that reduced the cash balance at December 31, 2011 and decreased the interest revenue in the fourth quarter of 2011.

Dividend and other investment income — Dividend income was comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation had invested.

Dividend income for the year ended December 31, 2011 consisted of a distribution from Gemcor for $262,284, Monarch for $185,011, Somerset for $63,160, Carolina Skiff for $4,317 and NDT for $1,417.

Dividend income for the year ended December 31, 2010 consisted of distributions from Gemcor for $87,880 and Somerset for $32,191.

Other income — The income associated with the amortization of financing fees was $5,650 and $2,461 for the years ended December 31, 2011 and 2010, respectively. There was no balance in the deferred revenue account at December 31, 2011.

The income associated with board attendance fees was $12,000 and $13,000 for the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	Increase	% Increase
Total expenses	$1,795,600	$1,661,674	$133,926	8.1%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The increase in operating expenses during the year ended December 31, 2012 is comprised primarily of a $323,000 increase in Bonus and Profit Sharing expense, a $74,795 increase in Bad Debt expense and a 24% or $19,500 increase in Directors’ Fees. Bonus and Profit Sharing expense increased due to the accrual of $246,000 in profit sharing obligations and $136,000 in bonus accrual for the year ended December 31, 2012. The Directors’ Fee expense increased due to a change in the Directors’ fee structure during the year ended December 31, 2012. This increase is offset by a 68% or $364,500 decrease in SBA interest expense. Interest expense decreased due to the fact that the Corporation paid off a total of $9,100,000 in SBA leverage during 2011 and 2012 and drew down $4,000,000 in SBA leverage during 2012 at lower interest rates.

Comparison of the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Decrease	% Decrease
Total expenses	$1,661,674	$2,367,911	$(706,237)	(29.8)%

The decrease in operating expenses during the year ended December 31, 2011 was comprised primarily of a 52% or $586,834 decrease in salary expense and a 38% or $72,969 decrease in the related employee benefit expense. Salary expense decreased due to the fact that the Corporation accrued $660,634 in bonus and profit sharing obligations during the year ended December 31, 2010 and $63,130 in bonus expense for the year ended December 31, 2011. There was no profit sharing earned during the year ended December 31, 2011. In addition, SBA interest expense decreased 7% or $39,077 during 2011 due to the fact that the Corporation paid down $6,000,000 in debentures during the third quarter of 2011.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	Increase	% Increase
Realized gain (loss)	$1,334,118	($2,205,551)	$3,539,669	160.5%

During the year ended December 31, 2012, the Corporation recognized a realized gain of $1,351,771 on the sale of 305,344 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 per share on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO. As of December 31, 2012, the Corporation owns 680,843 shares of Synacor.

The Corporation also realized a loss on SmartPill Corp. for ($17,653) during the year ended December 31, 2012 when the portfolio company was sold.

During the year ended December 31, 2011, the Corporation recognized a loss of ($1,780,612) on Niagara Dispensing, a loss of ($293,519) on Associates and a loss of ($131,420) on Innov-X Systems, Inc. (Innovex).

The Corporation recognized a realized loss of ($1,780,612) on its investment in Niagara Dispensing after the company was sold during 2011. As part of the sale proceeds, the Corporation obtained an equity membership in an acquisition corporation which was entitled to a multi-year royalty on future product sales. Associates ceased doing business in the first quarter of 2011. The Corporation exited the Innovex investment in 2010 and parts of the proceeds were held in escrow. This realized loss is a result of an adjustment to the escrow receivable balance.

Comparison of the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Decrease	% Decrease
Realized (loss) gain	($2,205,551)	$4,962,742	($7,168,293)	(144.4%)

During the year ended December 31, 2011, the Corporation recognized a loss of ($1,780,612) on Niagara Dispensing, a loss of ($293,519) on Associates and a loss of ($131,420) on Innov-X Systems, Inc. (Innovex).

The Corporation recognized a realized loss of ($1,780,612) on its investment in Niagara Dispensing after the company was sold during 2011. As part of the sale proceeds, the Corporation obtained an equity membership in an acquisition corporation which was entitled to a multi-year royalty on future product sales. Associates ceased doing business in the first quarter of 2011. The Corporation exited the Innovex investment in 2010 and parts of the proceeds were held in escrow. This realized loss is a result of an adjustment to the escrow receivable balance.

During the year ended December 31, 2010, the Corporation recognized realized gains of $4,403,984 on Innovex and $ 2,719,569 on GridApp. There were also realized losses of ($721,918) on Wineisit, ($642,974) on Golden Goal, ($631,547) on APF, ($68,000) on ADAM, ($49,830) on Bioworks, and ($46,542) on Photonic.

The Corporation sold its investment in Innovex to Olympus NDT Corporation on July 1, 2010 and received approximately $5.6 million in net proceeds for its debt and equity securities. The realized gain from the sale was $4,403,984 and included $886,330 that was held in escrow. The Corporation received $54,910 of this escrow during 2010. The escrow balance was adjusted during 2011 and the remainder was received during 2012.

The Corporation exited its investment in GridApp with the sale of the entity to BMC Software, Inc. in November 2010. The Corporation received approximately $4.3 million in proceeds and recognized a realized gain on the sale of $2,719,569. This gain included $957,563 that was held in escrow that was received during 2012.

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

The Corporation recognized a realized loss on APF Group, Inc. (APF). APF filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 2009.

The Corporation sold 30,500 shares of Photonic Products Group, Inc (Photonic) stock. Photonic was a publicly traded stock (NASDAQ symbol: PHPG.OB). The average sales price of Photonic was $1.00/share and the cost basis of the stock was $2.50/share.

Change in Unrealized Appreciation of Investments

	December 31, 2012	December 31, 2011	Decrease	% Decrease
Change in Unrealized Appreciation	$764,548	$4,731,595	($3,967,047)	(83.8%)

The increase in unrealized appreciation for the year ended December 31, 2012 was comprised of the following items:

Portfolio Company	Valuation Change during 2012
Gemcor II, LLC (Gemcor)	$2,175,000
Liazon Corporation (Liazon)	833,332
Ultra-Scan Corporation (Ultra-Scan)	561,836
Carolina Skiff LLC (Carolina Skiff)	235,000
Reclass SmartPill Corp. (SmartPill) to a realized loss	17,653
NDT Acquisition, LLC (NDT)	(24,514)
EmergingMed.com, Inc. (Emerging Med)	(337,546)
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	(1,063,698)
Synacor, Inc. (Synacor)	(1,632,515)

Total change in net unrealized appreciation during the year ended December 31, 2012	$764,548

The fair values of the Gemcor, Ultra-Scan and Carolina Skiff investments were increased based on improvements in their respective businesses during 2012.

In accordance with its valuation policy, the Corporation increased the value of its holdings in Liazon based on another significant equity financing during 2012 by a new non-strategic outside investor that had a higher valuation for Liazon than its prior financing rounds.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The stock had restrictions on its sale that expired on August 11, 2012. The Corporation valued its 680,843 shares of Synacor at the three day average bid price of $5.20 at December 31, 2012.

The Mid America Brick investment was written down during the year ended December 31, 2012 after a review by the Corporation’s management of its financials and an analysis of the liquidation preferences of senior securities. The Emerging Med and NDT investments were written down based on a financial analysis of the company.

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

In accordance with its valuation policy, the Corporation increased the value of its holdings in Liazon based on a significant equity financing during 2011 by a new non-strategic outside investor that had a higher valuation for this portfolio company.

For the years ended December 31, 2011 and 2010

	December 31, 2011	December 31, 2010	Increase	% Increase
Change in Unrealized Appreciation	$4,731,595	($3,736,642)	$8,468,237	226.6%

The increase in unrealized appreciation for the year ended December 31, 2011 was comprised of the following items:

Portfolio Company	Valuation Change during 2011
Reclass Niagara Dispensing to realized loss	$1,729,113
Synacor	1,531,999
Gemcor	1,300,000
Reclass Associates to a realized loss	293,518
Liazon	141,801
Ultra-Scan Corporation (Ultra-Scan)	(264,836)

Total change in net unrealized appreciation during the year ended December 31, 2011	$4,731,595

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

The decrease in unrealized appreciation for the year ended December 31, 2012 was comprised of the following items:

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

In accordance with its valuation policy, the Corporation increased the value of its holdings in SOMS based on a significant equity financing during 2010 by a new, non-strategic outside investor.

The Corporation’s fair value of Niagara Dispensing was decreased during the year ended December 31, 2010 after a review by the Corporation of Niagara Dispensing’s financials and an analysis of the liquidation preferences of senior securities.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2012, the net increase in net assets from operations was $1,939,767 as compared to a net increase of $1,348,303 in 2011 and a net decrease of ($155,063) in 2010.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain of the Corporation’s portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2012, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,224,763.

Net cash provided by operating activities has averaged approximately $123,000 over the last three years and management anticipates cash will continue to be provided at similar levels. The cash flow may fluctuate based on realized gains and the associated income taxes paid.

The Corporation used approximately $3,598,000 in net cash flow from investing activities for the fiscal year 2012 and $1,742,000 during fiscal year 2011 and provided approximately $4,730,000 in net cash flow from investing activities in fiscal 2010. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to exit investments over the next several years. However, significant liquidating events within the Corporation’s investment portfolio are difficult to project with any certainty.

The following table summarized the SBA leverage at December 31, 2012 and December 31, 2011:

	SBA Leverage
	12/31/12	12/31/11
Outstanding SBA leverage	$4,900,000	$4,000,000
Outstanding SBA commitment	$4,000,000	$8,000,000

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2012. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
	2013	2014	2015	2016	2017 and beyond
Scheduled Cash Receipts from Portfolio Companies	$1,800,000	$2,600,000	$600,000	$1,300,000	$1,400,000

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of these securities.

Management expects that the cash and cash equivalents at December 31, 2012, coupled with the available $4,000,000 in SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2013. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows the Corporation’s specified contractual obligations at December 31, 2012. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA Debentures	$4,900,000	$0	$0	$0	$4,900,000
SBA Interest Expense	$1,519,000	$149,000	$485,000	$323,000	$562,000
Operating Lease Obligations (Rent of office space)	$53,600	$17,500	$36,100	$0	$0

Total	$6,472,600	$166,500	$521,100	$323,000	$5,462,000

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 1 – Summary of Significant Accounting Policies — Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”

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

As of December 31, 2012, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

Statements of Financial Position as of December 31, 2012 and 2011	29
Statements of Operations for the three years in the period ended December 31, 2012	30
Statements of Changes in Net Assets for the three years in the period ended December 31, 2012	31
Statements of Cash Flows for the three years in the period ended December 31, 2012	32
Schedule of Portfolio Investments as of December 31, 2012	33
Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2012	37
Notes to the Consolidated Financial Statements	38
Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2012	52
Report of Independent Registered Public Accounting Firm	53

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2012	2011
ASSETS
Investments at fair value:
Control investments (cost of $1,920,831 and $966,895, respectively)	$10,571,317	$7,466,896
Affiliate investments (cost of $9,374,343 and $6,083,260, respectively)	8,099,815	5,838,975
Non-affiliate investments (cost of $7,196,885 and $6,358,527, respectively)	11,108,654	10,625,990

Total investments, at fair value (cost of $18,492,059 and $13,408,682, respectively)	29,779,786	23,931,861
Cash and cash equivalents	4,224,763	4,517,985
Interest receivable (net of allowance: 2012 — $196,795 and 2011 — $122,000)	33,025	83,869
Prepaid income taxes	—	822,789
Other assets	214,839	1,975,453

Total assets	$34,252,413	$31,331,957

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$4,900,000	$4,000,000
Deferred tax liability	2,946,614	2,683,639
Income tax payable	27,695	—
Accounts payable and accrued expenses	561,940	249,197
Deferred revenue	33,864	—

Total liabilities	8,470,113	6,932,836
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,610,236 as of 12/31/12 and 6,818,934 as of 12/31/11	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(1,043,795)	(1,729,856)
Undistributed net realized gain on investments	9,148,536	8,317,397
Net unrealized appreciation on investments	7,013,260	6,590,693
Treasury stock, at cost; 252,798 shares as of 12/31/12 and 44,100 shares as of 12/31/11	(603,794)	(47,206)

Total stockholders’ equity (net assets), (per share 2012 — $3.90, 2011 — $3.58)	25,782,300	24,399,121

Total liabilities and stockholders’ equity	$34,252,413	$31,331,957

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Investment income:
Interest from portfolio companies:
Control investments	$78,132	$55,173	$67,952
Affiliate investments	488,016	625,389	603,557
Non-Control/Non-Affiliate investments	58,433	47,556	16,668

Total interest from portfolio companies	624,581	728,118	688,177
Interest from other investments:
Non-Control/Non-Affiliate investments	9,282	30,364	23,574

Total Interest from other investments	9,282	30,364	23,574
Dividend and other investment income:
Control investments	1,734,728	263,701	87,880
Affiliate investments	215,943	189,328	—
Non-Control/Non-Affiliate investments	6,950	63,160	32,191

Total Dividend and other investment income	1,957,621	516,189	120,071

Other income:
Control investments	8,000	8,333	9,000
Affiliate investments	3,666	4,000	6,378
Non-Control/Non-Affiliate investments	1,471	5,348	83

Total other income	13,137	17,681	15,461

Total investment income	2,604,621	1,292,352	847,283

Operating expenses:
Salaries	488,160	475,000	460,200
Bonus and profit sharing	382,000	59,000	660,634
Employee benefits	170,632	117,367	190,336
Directors’ fees	99,750	80,250	88,500
Professional fees	150,105	145,132	161,862
Stockholders and office operating	128,872	120,612	122,029
Insurance	38,770	35,281	39,133
Corporate development	72,593	69,005	60,849
Other operating	18,785	24,389	15,636

	1,549,667	1,126,036	1,799,179
Interest on SBA obligations	171,138	535,638	574,715
Bad debt expense (recovery)	74,795	—	(5,983)

Total expenses	1,795,600	1,661,674	2,367,911

Investment gain (loss) before income taxes	809,021	(369,322)	(1,520,628)
Income tax expense (benefit)	122,960	(287,584)	(547,439)

Net investment gain (loss)	686,061	(81,738)	(973,189)

Net realized gain (loss) on investments:
Affiliate investments	—	(2,205,551)	5,127,114
Non-Control/Non-Affiliate investments	1,334,118	—	(164,372)

Realized gain (loss) on sales and dispositions, net	1,334,118	(2,205,551)	4,962,742
Income tax expense (benefit)	502,979	(689,666)	1,740,054

Net realized gain (loss) on investments	831,139	(1,515,885)	3,222,688
Net increase (decrease) in unrealized appreciation on investments:
Control investments	2,150,486	1,300,000	—
Affiliate investments	(1,166,244)	2,022,631	(3,838,394)
Non-Control/Non-Affiliate investments	(219,694)	1,408,964	101,752

Change in unrealized appreciation before income taxes	764,548	4,731,595	(3,736,642)
Deferred income tax expense (benefit)	341,981	1,785,669	(1,332,080)

Net increase (decrease) in unrealized appreciation	422,567	2,945,926	(2,404,562)

Net realized and unrealized gain on investments	1,253,706	1,430,041	818,126

Net increase (decrease) in net assets from operations	$1,939,767	$1,348,303	$(155,063)

Weighted average shares outstanding	6,770,389	6,818,934	6,818,934
Basic and diluted net increase (decrease) in net assets from operations per share	$0.29	$0.20	$(0.02)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net assets at beginning of period	$24,399,121	$23,050,818	$23,205,881
Net investment gain (loss)	686,061	(81,738)	(973,189)
Net realized gain (loss) on sales and dispositions of investments	831,139	(1,515,885)	3,222,688
Net increase (decrease) in unrealized appreciation	422,567	2,945,926	(2,404,562)

Net increase (decrease) in net assets from operations	1,939,767	1,348,303	(155,063)
Purchase of treasury stock	(556,588)	—	—

Total increase (decrease) in net assets	1,383,179	1,348,303	(155,063)

Net assets at end of period	$25,782,300	$24,399,121	$23,050,818

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$1,939,767	$1,348,303	$(155,063)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	64,368	98,193	39,521
Original issue discount accretion	(19,028)	(37,000)	—
Change in interest receivable allowance	74,795	(36,245)	(50,844)
(Increase) decrease in unrealized appreciation of investments	(764,548)	(4,731,595)	3,736,642
Deferred tax expense (benefit)	262,975	1,639,324	(764,685)
Realized (gain) loss on portfolio investments, net	(1,334,118)	2,205,551	(4,962,742)
Non-cash conversion of debenture interest	(131,825)	(130,459)	(366,282)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(23,951)	1,004,224	191,114
Decrease (increase) in other assets	1,793,247	436,323	(63,384)
Decrease (increase) in prepaid income taxes	822,789	(408,044)	(414,745)
Increase (decrease) in income taxes payable	27,695	—	(1,082,646)
Increase (decrease) in accounts payable and accrued liabilities	312,743	(741,280)	559,244
Increase (decrease) increase in deferred revenue	33,863	(5,650)	3,039

Total adjustments	1,119,005	(706,658)	(3,175,768)

Net cash provided by (used in) operating activities	3,058,772	641,645	(3,330,831)
Cash flows from investing activities:
Investments originated	(5,915,158)	(2,362,513)	(3,606,200)
Proceeds from sale of portfolio investments	1,894,628	—	8,230,833
Proceeds from loan repayments	422,124	620,200	110,286
Capital expenditures	—	—	(846)

Net cash (used in) provided by investing activities	(3,598,406)	(1,742,313)	4,734,073
Cash flows from financing activities:
Repayment of SBA debentures	(3,100,000)	(6,000,000)	—
Proceeds from SBA debentures	4,000,000	—	900,000
Origination costs to SBA	(97,000)	(80,000)	(21,825)
Purchase of treasury shares	(556,588)	—	—

Net cash provided by (used in) financing activities	246,412	(6,080,000)	878,175

Net (decrease) increase in cash and cash equivalents	(293,222)	(7,180,668)	2,281,417

Cash and cash equivalents:
Beginning of year	4,517,985	11,698,653	9,417,236

End of year	$4,224,763	$4,517,985	$11,698,653

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments:(j)
BinOptics Corporation(e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.27
Liazon Corporation(e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.32
Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,000,000 note at 13% due October 30, 2017. Warrant for 2.22% membership interests.	10/22/12	2%	1,001,667	1,001,667	.15
Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares. $250,000 convertible notes at 8% due December 31, 2012.	1/9/08	4%	371,509	371,509	.06
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC(d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	680,843 unrestricted common shares valued at $5.20 per share. See subsequent event disclosure(n).	11/18/02	3%	822,393	3,540,400	.54
Ultra—Scan Corporation(e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware /Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,500,000	.23
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$7,196,885	$11,108,654	$1.69
Affiliate Investments:(k)
Carolina Skiff LLC(g)(h) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,485,000	$.22
Chequed.com, Inc.(e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	10%	533,222	533,222	.08

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand

EmergingMed.com, Inc.(e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,046	337,500	.05
First Wave Products Group, LLC(e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due April 19, 2016. Warrant for 24,288 capital securities.	4/19/12	5%	532,428	532,428	.08

G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	20.89% Class A membership interest. 8% cumulative dividend.	8/31/99	21%	400,000	100,000	.02

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.11

Microcision LLC(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% Class A common membership interest.	9/24/09	15%	1,782,579	1,782,579	.27

QuaDPharma, LLC(g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$340,648 senior subordinated term note at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	683,169	683,169	.10

Rheonix, Inc.(e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	5%	1,208,728	1,344,728	.20

SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Other Affiliate Investments				1,086,539	22,841	.00

Subtotal Affiliate Investments				$9,374,343	$8,099,815	$1.21

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand

Control Investments(l)

Gemcor II, LLC(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	1,796,817	10,471,817	1.58

Other Control Investments				124,014	99,500	.02

Subtotal Control Investments				$1,920,831	$10,571,317	$1.60

Total portfolio investments				$18,492,059	$29,779,786	$4.50

Notes to Consolidated Schedule of Portfolio Investments

a)	At December 31, 2012 restricted securities represented 88% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2012, ASC 820 designates 12% of the Corporation’s investments as “Level 1” and 88% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to going forward.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012 (Continued)

(f)	As of December 31, 2012, the total cost of investment securities approximated $18.5 million. Net unrealized appreciation was approximately $11.3 million, which was comprised of $13.4 million of unrealized appreciation of investment securities and ($2.1) million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(m)	Publicly owned company.

(n)

Effective August 13, 2012 the Corporation’s shares in Synacor, Inc. became unrestricted. On December 31, 2012, the Corporation owned 680,843 shares of Synacor that were valued at $5.20 per share in accordance with the Corporation’s valuation policy for publicly held securities. Subsequent to December 31, 2012, Synacor’s public share price had a trading range on NASDAQ of $2.72 to $6.24 for the period January 1st through March 13, 2013. The Corporation’s owns 453,643 shares of Synacor at March 13, 2013 and these shares have a public market value of 3.07 per share or $1.4 million prior to any income tax considerations.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS

For the Five Years Ended December 31, 2012, 2011, 2010, 2009 and 2008

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	2012	2011	2010	2009	2008
Income from investment operations(1):
Investment income	$0.39	$0.19	$0.12	$0.28	$0.31
Expenses	0.27	0.24	0.34	0.30	0.30

Investment gain (loss) before income taxes	0.12	(0.05)	(0.22)	(0.02)	0.01
Income tax expense (benefit)	0.02	(0.04)	(0.08)	(0.01)	(0.01)

Net investment gain (loss)	0.10	(0.01)	(0.14)	(0.01)	0.02
Issuance of common stock	0.00	0.00	0.00	0.61	0.00
Purchase of treasury stock	(0.08)	0.00	0.00	0.00	0.00
Net realized and unrealized gain (loss) on investments	0.18	0.21	0.12	(0.11)	0.05

Increase (decrease) in net asset value	0.20	0.20	(0.02)	0.49	0.07
Net asset value, beginning of year based on weighted average shares	3.58	3.38	3.40	3.54	3.47

Net asset value, end of year based on weighted average shares	$3.78	$3.58	$3.38	$4.03	$3.54

Per share market value, end of year	$2.34	$3.10	$3.23	$3.98	$3.50

Total return based on market value	(24.5)%	(4.02)%	(18.84)%	13.71%	(2.78)%
Total return based on net asset value	9.01%	5.85%	(0.67)%	(3.74)%	2.1%
Supplemental data:
Ratio of expenses before income taxes to average net assets	7.16%	7.00%	10.24%	8.52%	8.60%
Ratio of expenses including taxes to average net assets	7.65%	5.79%	7.87%	8.35%	9.10%
Ratio of net investment (loss) gain to average net assets	2.73%	(0.34)%	(4.21)%	(0.29)%	0.68%
Portfolio turnover	22.6%	11.7%	16.5%	11.3%	6.0%
Net assets end of year	$25,782,300	$24,399,121	$23,050,818	$23,205,881	$20,226,966
Weighted average shares outstanding at end of year	6,770,389	6,818,934	6,818,934	6,115,081	5,718,934

(1)	Per share data are based on weighted average shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). On February 28, 2012 the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemptions, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – Temporary cash investments having a maturity of three months or less when purchased are considered to be cash equivalents.

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act “Control Investments” are investments in companies that the Corporation is deemed to “Control.” The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

Revenue Recognition – Interest Income – Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

Revenue Recognition – Dividend Income – The Corporation may receive distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recorded three OID’s for the year ended December 31, 2012 for $209,000. The Corporation recognized $19,028, $37,000 and $0 in OID income for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2012, 2011 and 2010 was $64,073, $94,878 and $34,490, respectively. Annual amortization expense for the next five years is estimated to average $17,000 per year.

Deferred Revenue – From time to time the Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2012, 2011 and 2010 amounted to $2,136, $5,650 and $2,461, respectively. Deferred revenue amortization income is estimated to be $7,400 for 2013.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes (refunded) paid during the years ended December 31, 2012, 2011 and 2010 amounted to ($145,539), ($422,862) and $2,122,611, respectively. Interest paid during the years ended December 31, 2012, 2011 and 2010 was $135,870, $555,748 and $513,953, respectively. During 2012, 2011 and 2010, the Corporation converted $131,825, $130,459 and $366,282, respectively, of interest receivable and payment in kind interest (PIK) into equity investments. During the year ended December 31, 2012, the Corporation collected escrows of $957,563 from Grid App, $700,000 from Innov-X Systems, Inc. and $157,775 from Kionix. As of December 31, 2012 there are no escrow receivables due. During the year ended December 31, 2011, the Corporation collected $367,151 on the Kionix escrow receivable. During the year ended December 31, 2010, the Corporation recorded two escrow receivables of $957,563 and $831,420 in connection with the sale of investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, 66% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2011, 73% of the Corporation’s total investment value was held in five notes and equity securities.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet the “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability.

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

Recent Accounting Pronouncement – In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs) (ASU 2011-04). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The adoption of ASU 2011-04 did not have a significant impact on the Corporation’s financial condition and results of operations. See Note 2. Investments for further information regarding valuation techniques and quantitative information about the significant unobservable inputs utilized by the Corporation to value Level 3 investments.

NOTE 2. – INVESTMENTS

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of an investment or sufficient assets or liquidation proceeds exist from a sale of a portfolio company at its estimated fair value.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the valuation policy, the Corporation values unrestricted publicly held securities at the average closing bid price for the last three trading days of the month. Restricted publicly held securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction.

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

The fair value determination of each portfolio investment categorized as Level 3 required one or more of the following unobservable inputs:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological development of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or past sales transactions;

•	Current ability of the portfolio company to raise any additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant to assess valuation.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants & Limited Liability Company Interests

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples where applicable, the financial and operational performance of the business, or the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available, however the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement.

Another key factor used in valuing equity investments is recent arms-length equity transactions with unrelated new investors entered into by the portfolio company. Many times the terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s debt securities are the financial and operational performance of the portfolio company as well as the market acceptance for the portfolio company’s products or service. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments will often be junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of December 31, 2012:

Investment Type	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,321,748	Market Approach	EBITDA Multiple	5X-12X
	$1,644,350	Market Approach	Liquidation Seniority	1X
	$99,500	Market Approach	Revenue Multiple	1X
	$7,514,628	Market Approach	Transaction Pricing	Not applicable
	$72,000	Black Scholes Pricing Model	Stock pricing	$1.13
Loan and Debt Investments	$5,249,660	Face Value	Recent Transaction Pricing	Not applicable
	$337,500	Market Approach	Revenue Multiple	1X

Total	$26,239,386

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2012:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,504,986	—	—	$1,504,986
Debt investments	4,082,174	—	—	4,082,174
Equity investments	24,192,626	3,540,400	—	20,652,226

Total Venture Capital Investments	$29,779,786	$3,540,400	$0	$26,239,386

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Realized Gains or Losses included in net change in net assets from operations
SmartPill Corp. (SmartPill)	—	—	(17,653)	(17,653)

Total Realized Losses	—	—	(17,653)	(17,653)
Unrealized gains or losses included in net change in net assets from operations
Gemcor II, LLC (Gemcor)			2,175,000	2,175,000
Liazon Corporation (Liazon)	—	—	833,332	833,332
Ultra-Scan Corporation (UltraScan)	—	—	561,836	561,836
Carolina Skiff LLC (Carolina Skiff)			235,000	235,000
SmartPill			17,653	17,653
NDT Acquisitions, LLC (NDT)			(24,515)	(24,515)
EmergingMed.com, Inc. (Emerging Med)	—	(337,546)	—	(337,546)
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)		(126,698)	(937,000)	(1,063,698)

Total Unrealized Gains and Losses	—	(464,244)	2,861,306	2,397,062
Purchases of Securities/Changes to Securities/Non-cash conversions:
Gemcor	1,000,000	—	125,000	1,125,000
Mercantile Adjustment Bureau, LLC (Mercantile)		951,666	50,000	1,001,666
Knoa Software, Inc. (Knoa)			750,000	750,000
QuaDPharma, LLC (Quadpharma)	350,000	—	350,000	700,000
BinOptics Corporation (Binoptics)			609,430	609,430
First Wave Products Group, LLC (First Wave)	—	510,428	22,000	532,428
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
Liazon	—	—	275,000	275,000
Mezmeriz, Inc. (Mezmeriz)	—	250,000	—	250,000
Mid America Brick	—	126,698	137,000	263,698
Microcision LLC (Microcision)	—	103,061	—	103,061

Total Purchases/Changes to Securities	1,350,000	1,941,853	2,774,158	6,066,011
Repayments of Securities
Carolina Skiff	—	(250,000)	—	(250,000)
Gemcor	(155,293)	—	—	(155,293)
QuaDPharma	(16,831)			(16,831)
NDT	—	—	(15,271)	(15,271)
Advantage 24/7 LLC (Advantage)	—	—	(500)	(500)

Total Repayments of Securities	(172,124)	(250,000)	(15,771)	(437,895)
Transfers within Level 3	(1)	1	—	—
Transfers in or out of Level 3(A)(B)	—	—	(5,700,000)	(5,700,000)

Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386

Change in unrealized gains or losses for the period included in changes in net assets				$2,397,062

Total gains or losses for the period included in changes in net assets				$(17,653)

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.

(B)	Transfer from level 3 to level 2 during the first quarter of 2012 because observable market data became available for the restricted security. The Synacor, Inc. shares became freely tradable during August 2012 and were transferred from Level 2 to Level 1 during the third quarter of 2012.

At December 31, 2011 all of the Corporation’s investments are classified in Level 3 due to their privately held restricted nature.

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2011:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$327,111	—	—	$327,111
Debt investments	2,854,564	—	—	2,854,564
Equity investments	20,750,186	—	—	20,750,186

Total Venture Capital Investments	$23,931,861	$0	$0	$23,931,861

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2010, of Level 3 Assets	$413,597	$3,595,326	$15,355,702	$19,364,625

Realized Gains or Losses included in net change in net assets from operations
Associates Interactive, LLC (Associates)	—	—	(293,518)	(293,518)
Niagara Dispensing Technologies, Inc. (Niagara Dispensing)	—	(498,828)	(1,281,785)	(1,780,613)

Total Realized Losses	—	(498,828)	(1,575,303)	(2,074,131)

Unrealized gains or losses included in net change in net assets from operations
Associates	—	—	293,518	293,518
Gemcor II, LLC (Gemcor)	—	—	1,300,000	1,300,000
Liazon Corporation (Liazon)	—	—	141,801	141,801
Niagara Dispensing	—	447,328	1,281,785	1,729,113
Synacor, Inc. (Synacor)	—	—	1,531,999	1,531,999
Ultra-Scan Corporation (UltraScan)	—	—	(264,836)	(264,836)

Total Unrealized Gains and Losses	—	447,328	4,284,267	4,731,595

Purchases of Securities/Changes to Securities/Non-cash conversions
BinOptics Corporation (Binoptics)	—	—	1,190,569	1,190,569
Chequed.com, Inc. (Chequed)	—	250,000	33,222	283,222
Microcision LLC (Microcision)	—	97,238	—	97,238
Liazon	—	37,000	819,999	856,999
SOMS Technologies, LLC (SOMS)	—	—	101,945	101,945

Total Purchases/Changes to Securities and Non- Cash conversions	—	384,238	2,145,735	2,529,973

Repayments of Securities
Gemcor	(86,486)	—	—	(86,486)
Liazon	—	(500,000)	—	(500,000)
NDT Acquisitions, LLC (NDT)	—	—	(33,715)	(33,715)

Total Repayments of Securities	(86,486)	(500,000)	(33,715)	(620,201)
Transfers within Level 3	—	(573,500)	573,500	—
Transfers in or out of Level 3	—	—	—	—

Ending Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861

Amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to assets still held at the reporting date and reported within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				$4,731,595

Amount of realized losses included in changes in net assets from operations for the period reported above within the net realized and unrealized gains or losses on investments in the Condensed Consolidated Statement of Operations				(2,074,131)

Change in unrealized gains or losses relating to assets still held at reporting date				$2,657,464

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – OTHER ASSETS

At December 31, 2012 and 2011 other assets was comprised of the following:

	2012	2011
Deferred debenture costs	$192,671	$159,744
Dividend receivable	14,916	—
Operating receivables	3,915	77
Prepaid expenses	3,337	—
Escrow receivable from GripApp Systems, Inc.	—	957,563
Escrow receivable from Innov-X Systems, Inc.	—	700,000
Escrow receivable from Kionix, Inc.	—	157,775
Property, plant and equipment (net)	—	294

Total other assets	$214,839	$1,975,453

During 2010 the Corporation sold its investment in Innov-X Systems, Inc. (Innovex) and GridApp Systems, Inc. (GripApp) and a portion of the sales proceeds were held in escrow. Both of these escrow amounts were received in 2012.

In 2009 the Corporation sold its equity interest in Kionix, Inc. and a portion of the proceeds were held in escrow. The Corporation received part of the escrow during 2011 and the remainder in 2012.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2012 and 2011 are approximately as follows:

	2012	2011
Operations	$1,181,000	$1,167,000
Investments	$(4,265,000)	(3,933,000)
Tax credit carryforwards	$137,000	82,000

Deferred tax liability, net	$(2,947,000)	$(2,684,000)

The Company assesses annually the recoverability of its deferred tax assets to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2012 and 2011.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2012	2011	2010
Current:
Federal	603,124	(761,492)	$588,654
State	101,821	(69,413)	36,566

	704,945	(830,905)	625,220

Deferred:
Federal	161,889	1,370,949	(755,713)
State	101,086	268,375	(8,972)

	262,975	1,639,324	(764,685)

Total	967,920	808,419	$(139,465)

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2012	2011	2010
Net investment gain, realized gain and unrealized gain before income tax expense	$2,907,687	$2,156,722	$(294,528)

Expected tax expense at statutory rate	$988,614	$733,285	$(100,140)
State - net of federal effect	133,919	133,061	18,213
Pass-through benefit from Portfolio Investment	(47,616)	(18,025)	(37,214)
IRS Audit Adjustment	(85,257)	—
Realized losses	—	—	(16,857)
Dividend Received Deduction	(23,300)	(44,033)	—
Other	1,560	4,131	(3,467)

Total	$967,920	$808,419	$(139,465)

At December 31, 2012 and 2011 the Corporation no longer had any federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there is a net operating loss carryforward of $16,575. A deferred tax asset has been established for this carryforward. For state tax purposes the Corporation had a NYS Qualified Emerging Technology Company (QETC) tax credit carryforward of $121,808 and $124,490 at December 31, 2012 and 2011. The QETC credit carryforward does not have an expiration date. The Corporation also has a Georgia Employer’s Jobs Tax Credit carryforward of $15,835 and $22,011 at December 31, 2012 and 2011 and this credit expires in the next nine to ten years.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follow:

Balance at December 31, 2009	95,500
Decreases for settlements with taxing authorities	(23,000)

Balance at December 31, 2010	$72,500

Increases for positions taken in prior years	64,000
Decreases for lapses in the applicable statute of limitations	(64,000)

Balance at December 31, 2011	$72,500

Decreases for settlements with taxing authorities	(64,000)

Balance at December 31, 2012	$8,500

In September 2012 the Internal Revenue Service completed an audit of the Corporation’s tax returns for the year ended December 31, 2010, which resulted in a decrease of $64,000 in liabilities for uncertain tax positions during the year ended December 31, 2012. All adjustments related to that audit were recorded in the tax provision at December 31, 2012. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2009, 2011 and 2012. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2012. The total amount of unrecognized tax benefits at December 31, 2012 was $8,500, all of which would affect the effective tax rate if recognized. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no amount recognized for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2012 and 2011.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2012 and 2011, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $4,900,000 and $4,000,000, respectively. During 2012 and 2011, the Corporation repaid $3,100,000 and $6,000,000 of its outstanding SBA leverage, respectively. The Corporation drew down $4,000,000 in additional leverage during 2012. In addition, during 2011 the Corporation contributed $1,000,000 of additional regulatory capital to the Rand SBIC, Inc. subsidiary.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 0.0797% to 4.108%, plus an annual charge that ranged from 0.285% to 0.804% during the year ended December 31, 2012. The debentures have fixed interest rates and a 10 year maturity date. The debentures outstanding at December 31, 2012 will mature as follows:

Maturity Date	Leverage
2020	$900,000
2022	3,000,000
2023	1,000,000

Total Outstanding	$4,900,000

The Corporation is required to pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. Commitment fees of $97,000, $80,000 and $21,825 were paid during the years ended December 31, 2012, 2011 and 2010, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Corporation has $4,000,000 in available and undrawn SBA Guaranteed Debenture leverage available at December 31, 2012. The SBA leverage commitment expires in September 2016.

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2012 and 2011, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding common stock on the open market through November 1, 2013 at prices that are no greater than current net asset value.

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Appreciation on Investments
Balance, December 31, 2010	$(1,648,118)	$9,833,282	$3,644,767

Net (decrease) increase in net assets from operations	(81,738)	(1,515,885)	2,945,926

Balance, December 31, 2011	$(1,729,856)	$8,317,397	$6,590,693

Net increase in net assets from operations	686,061	831,139	422,567

Balance, December 31, 2012	$(1,043,795)	9,148,536	7,013,260

NOTE 7. – STOCK OPTION PLANS

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2012, 2011 and 2010, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The 401K Plan expense was $30,335, $21,579 and $36,143 during the years ended December 31, 2012, 2011 and 2010, respectively.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments are split equally between the Corporation’s two executive officers, who are fully vested in the Plan.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Corporation accrued $246,000 under the Plan for the year ended December 31, 2012. There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid during 2011. The remaining $15,940 was related to an escrow receivable and was paid during 2012 when the escrow was received. The associated benefits on the profit sharing had also been accrued at December 31, 2012 and 2011. The amounts approved do not exceed the defined limits.

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2012 and 2011 were $23,620 and $29,772, respectively.

The Corporation has a lease for office space which expires in December 2015. Rent expense under this operating lease for the years ended December 31, 2012, 2011 and 2010 was $18,126, $17,181 and $15,950. The operating lease obligations for the next three years are approximately $17,500, $17,880 and $18,240.

NOTE 10. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2012
Investment income	$419,329	$1,451,412	435,626	$298,254
Net increase (decrease) in net assets from operations	252,978	(1,397,276)	2,879,015	205,050
Basic and diluted net increase (decrease) in net assets per share from operations	0.05	(0.21)	0.42	0.03
2011
Investment income	$376,062	$440,437	$247,713	$228,140
Net increase (decrease) in net assets from operations	564,374	972,240	33,349	(221,660)
Basic and diluted net increase (decrease) in net assets per share from operations	0.09	0.14	0.00	(0.03)

NOTE 11. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2012	2011	2010
Balance at beginning of year	($122,000)	($158,245)	($209,089)
Provision for losses	(74,795)	—	—
Write offs/Recoveries	—	36,245	50,844

Balance at end of year	($196,795)	($122,000)	($158,245)

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2012

	Cost Increase (Decrease)	Realized Gain
New and additions to previous investments
Gemcor II, LLC	$1,125,000	$—
Mercantile Adjustment Bureau, LLC	1,001,666	—
Knoa Software, Inc.	750,000	—
QuaDPharma, LLC	700,000	—
BinOptics Corporation	609,430	—
First Wave Products Group, LLC	532,428	—
Rheonix, Inc.	455,728	—
Liazon Corporation	275,000	—
Mezmeriz, Inc.	250,000	—
Mid America Brick & Structural Clay Products, LLC	263,698	—
Microcision LLC	103,061	—

	6,066,011	—
Investments repaid, sold or liquidated
Synacor, Inc. sale	(527,086)	1,351,771
Carolina Skiff LLC repayment	(250,000)	—
Gemcor LLC repayment	(155,293)	—
QuaDPharma, LLC repayment	(16,831)	—
NDT Acquisitions, LLC repayment	(15,271)	—
SmartPill Corporation realized loss	(17,653)	(17,653)
Advantage 24/7 owner investment	(500)	—

	(982,634)	$1,334,118

Net change in investments	$5,083,377	$1,334,118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, including the consolidated schedule of portfolio investments as of December 31, 2012, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2012, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2012 and 2011. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2012 and 2011, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2012, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the investment securities included in the consolidated financial statements valued at $29,779,786 (116% of net assets) and $23,931,861 (98% of net assets) as of December 31, 2012 and 2011, respectively include securities valued at $26,239,386 and 23,931,861, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2012 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ FREED MAXICK CPAs, P.C.

(Formerly Known as Freed Maxick & Battaglia, CPAs, PC)

Buffalo, New York

March 20, 2013

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2012.

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

Item 9B.    Other Information

None

Part III

Item 10.     Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2013 Proxy Statement”).

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

Item 11.     Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2013 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2013 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.     Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2013 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.     Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2013 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2012 and 2011

Statements of Operations for the three years in the period ended December 31, 2012

Statements of Changes in Net Assets for the three years in the period ended December 31, 2012

Statements of Cash Flows for the three years in the period ended December 31, 2012

Schedule of Portfolio Investments as of December 31, 2012

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2012

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2012

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the note 11 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(3.1)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(10.1)	Employee Stock Option Plan – incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 8, 2001.* (File No. 811-01825).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(10.2)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009 (File No. 811-22276).

(10.3)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276)*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith.

* Management	contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2013	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum	March 20, 2013
Allen F. Grum / President

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy	March 20, 2013
Daniel P. Penberthy / Treasurer

(iii) Directors:

/s/ Allen F. Grum	March 20, 2013
Allen F. Grum / Director

/s/ Erland E. Kailbourne	March 20, 2013
Erland E. Kailbourne / Director

/s/ Ross B. Kenzie	March 20, 2013
Ross B. Kenzie / Director

/s/ Reginald B. Newman II	March 20, 2013
Reginald B. Newman II / Director

/s/ Jayne K. Rand	March 20, 2013
Jayne K. Rand / Director

/s/ Robert M. Zak	March 20, 2013
Robert M. Zak / Director