Form 10-Q
period 2013-03-31
RAND CAPITAL CORP
filed 2013-05-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 6, 2013 there were 6,609,136 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Investments at fair value:
Control investments (cost of $1,858,367 and $1,920,831, respectively)	$10,515,505	$10,571,317
Affiliate investments (cost of $9,341,935 and $9,374,343, respectively)	9,131,105	8,099,815
Non-affiliate investments (cost of $6,203,868 and $7,196,885, respectively)	7,528,867	11,108,654

Total investments, at fair value (cost of $17,404,170 and $18,492,059, respectively)	27,175,477	29,779,786
Cash and cash equivalents	4,814,203	4,224,763
Interest receivable (net of allowance: 3/31/13—$122,000 and 12/31/12 —$196,795)	52,681	33,025
Other assets	415,910	214,839

Total assets	$32,458,271	$34,252,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$4,000,000	$4,900,000
Deferred tax liability	2,377,171	2,946,614
Income tax payable	344,991	27,695
Accounts payable and accrued expenses	118,860	561,940
Deferred revenue	32,014	33,864

Total liabilities	6,873,036	8,470,113
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,610,236 as of 3/31/13 and 12/31/12	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(735,855)	(1,043,795)
Undistributed net realized gain on investments	9,590,508	9,148,536
Net unrealized appreciation on investments	6,066,283	7,013,260
Treasury stock, at cost; 252,798 shares as of 3/31/13 and 12/31/12	(603,794)	(603,794)

Total stockholders’ equity (net assets), (per share 3/31/13—$3.87, 12/31/12—$3.90)	25,585,235	25,782,300

Total liabilities and stockholders’ equity	$32,458,271	$34,252,413

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Investment income:
Interest from portfolio companies:
Control investments	$41,788	$11,676
Affiliate investments	144,768	112,394
Non-Control/Non-Affiliate investments	40,285	2,157

Total interest from portfolio companies	226,841	126,227
Interest from other investments	2,890	3,568

Total interest from other investments	2,890	3,568
Dividend and other investment income:
Control investments	535,290	128,629
Affiliate investments	—	38,830

Total dividend and other investment income	535,290	167,459
Other income:
Control investments	1,500	—
Affiliate investments	600	1,000
Non-Control/Non-Affiliate investments	1,250	—

Total other income	3,350	1,000

Total investment income	768,371	298,254

Operating expenses:
Salaries	135,375	120,728
Employee benefits	53,172	39,693
Directors’ fees	15,000	14,250
Professional fees	28,837	37,930
Stockholders and office operating	26,674	35,060
Insurance	12,004	11,742
Corporate development	17,487	16,847
Other operating	823	2,368

	289,372	278,618
Interest on SBA obligations	61,744	93,961
Bad debt recovery	(64,654)	—

Total expenses	286,462	372,579

Investment income (loss) before income taxes	481,909	(74,325)

Income tax expense (benefit)	173,969	(26,015)

Net investment income (loss)	307,940	(48,310)

Realized (loss) gain on investments:
Affiliate investments	(1,063,698)	—
Non-Control/Non-Affiliate investments	1,755,360	35,485
Income tax expense	249,690	12,420

Net realized gain on investments	441,972	23,065
Net (decrease) increase in unrealized appreciation on investments:
Control investments	6,652	—
Affiliate investments	1,063,698	—
Non-Control/Non-Affiliate investments	(2,586,770)	354,300

Change in unrealized appreciation before income taxes	(1,516,420)	354,300
Deferred income tax (benefit) expense	(569,443)	124,005

Net (decrease) increase in unrealized appreciation	(946,977)	230,295

Net realized and unrealized (loss) gain on investments	(505,005)	253,360

Net (decrease) increase in net assets from operations	($197,065)	$205,050

Weighted average shares outstanding	6,610,236	6,818,934
Basic and diluted net (decrease) increase in net assets per share from operations	($0.03)	$0.03

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($197,065)	$205,050
Adjustments to reconcile net (decrease) increase in net assets to net cash (used in) provided by operating activities:
Depreciation and amortization	25,002	55,854
Original issue discount amortization	(3,873)	—
Change in interest receivable allowance	(74,795)	—
Decrease (increase) in unrealized appreciation of investments	1,516,420	(354,300)
Deferred tax benefit	(569,443)	(69,885)
Realized gain on portfolio investments, net	(691,662)	(35,485)
Non-cash conversion of debenture interest	(163,138)	(25,193)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	55,139	(52,432)
(Increase) decrease in other assets	(226,073)	642,892
Decrease in prepaid income taxes	—	179,995
Increase in income taxes payable	317,296	—
Decrease in accounts payable and accrued expenses	(443,081)	(111,613)
Decrease in deferred revenue	(1,850)	—

Total adjustments	(260,058)	229,833

Net cash (used in) provided by operating activities	(457,123)	434,883
Cash flows from investing activities:
Investments originated	(1,000,000)	(555,728)
Proceeds from sale of investments	2,870,740	395,415
Proceed from loan repayments	75,823	23,712

Net cash provided by (used in) investing activities	1,946,563	(136,601)
Cash flows from financing activities:
Repayment of SBA debentures	(900,000)	(3,100,000)

Net cash used in financing activities	(900,000)	(3,100,000)

Net increase (decrease) in cash and cash equivalents	589,440	(2,801,718)
Cash and cash equivalents:
Beginning of period	4,224,763	4,517,985

End of period	$4,814,203	$1,716,267

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net assets at beginning of period	$25,782,300	$24,399,121

Net investment income (loss)	307,940	(48,310)
Net realized gain on investments	441,972	23,065
Net (decrease) increase in unrealized appreciation	(946,977)	230,295

Net (decrease) increase in net assets from operations	(197,065)	205,050

Net assets at end of period	$25,585,235	$24,604,171

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2013

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.27
Liazon Corporation (e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.32
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,000,000 note at 13% due October 30, 2017. Warrant for 2.22% membership interests.	10/22/12	2%	1,004,166	1,004,166	.15
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $100,000 convertible notes at 8% due June 30, 2013.	1/9/08	4%	491,373	491,373	.07
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC (d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	453,643 unrestricted common shares valued at $2.95 per share. See subsequent event disclosure (n).	11/18/02	3%	645,177	1,338,250	.20
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$6,203,868	$7,528,867	$1.13
Affiliate Investments: (k)
Carolina Skiff LLC (g)(h) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,485,000	$.23
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16
EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$778,253 senior subordinated note at 8% due March 27, 2015. 1,955,967 common equity shares.	12/19/05	8%	778,253	440,707	.07
First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due April 19, 2016. Warrant for 24,288 capital securities.	4/19/12	5%	547,131	547,131	.08

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2013 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
GiveGab, Inc. (e)(g) Ithaca, NY. GiveGab is a social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	1,397,736 Series A preferred shares.	3/13/13	6%	250,000	250,000	.04
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	20.89% Class A membership interest. 8% cumulative dividend.	8/31/99	21%	400,000	100,000	.02
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.11
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2014. 15% Class A common membership interest.	9/24/09	15%	1,809,318	1,809,318	.27
Mid America Brick & Structural Clay Products, LLC (g) Mexico, MO. Manufacturer of face brick for residential and commercial construction. (Manufacturing). www.midamericabrick.com	$150,000 note at 12% due May 17, 2013.	6/1/10	22%	150,000	150,000	.02
QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$340,648 senior subordinated term note at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	669,810	669,810	.10
Rheonix, Inc. (e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	5%	1,208,728	1,344,728	.20
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08
Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$9,341,935	$9,131,105	$1.38
Control Investments (l)
Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,741,005	$10,416,005	$1.58
Other Control Investments				117,362	99,500	.02

Subtotal Control Investments				$1,858,367	$10,515,505	$1.60

Total portfolio investments				$17,404,170	$27,175,477	$4.11

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2013 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a) At March 31, 2013 restricted securities represented 95% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

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

(d) The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2013, ASC 820 designates 5% of the Corporation’s investments as “Level 1” and 95% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to going forward.

(f) As of March 31, 2013, the total cost of investment securities approximated $17.4 million. Net unrealized appreciation was approximately $9.8 million, which was comprised of $10.8 million of unrealized appreciation of investment securities and ($1.0) million related to unrealized depreciation of investment securities.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet. As of March 31, 2013 there were no amounts exceeding $50,000.

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

(m) Publicly owned company.

(n) On March 31, 2013, the Corporation’s shares of Synacor were valued at $2.95 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities. Subsequent to March 31, 2013, Synacor’s public share price had a trading range on NASDAQ of $2.58 to $4.17 for the period April 1st through May 3, 2013. The Corporation owns 453,643 shares of Synacor at May 3, 2013 and these shares have a public market value of $3.63 per share or $1.6 million prior to any income tax considerations.

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York on February 24, 1969. Rand operates as a publicly traded, closed-end, diversified management company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Rand Capital SBIC, Inc. (“Rand SBIC”) is a wholly-owned subsidiary of Rand, operated as a small business investment company (“SBIC”) and licensed by the U.S. Small Business Administration (“SBA”). The predecessor of Rand SBIC had originally been organized as a Delaware limited partnership, and was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under its current name. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC. Rand and its wholly-owned subsidiary Rand SBIC are referred to herein, collectively, as the “Corporation”.

The Corporation is listed on the NASDAQ Capital Market under the symbol “Rand”.

Rand operates Rand SBIC for the same investment purposes and with investments in the same kinds of securities as Rand. The operations of Rand SBIC are consolidated with those of Rand for both financial reporting and tax purposes.

On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC to permit certain joint transactions that would otherwise be prohibited by the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity and for an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Securities Exchange Act of 1934 Act (the “Exchange Act”). At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemption, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act pursuant to which it may now engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemptions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ending March 31, 2013 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012

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

Revenue Recognition—Interest Income - Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, the loan is placed on non-accrual status and interest income is recognized at the time of receipt. A reserve for possible losses on interest receivables is maintained when appropriate.

The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default for more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

Revenue Recognition—Dividend Income—The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

Original Issue Discount—Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which require an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $3,873 and $0 in OID income for the three months ended March 31, 2013 and 2012, respectively.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the three months ended March 31, 2013 and 2012 was $25,002 and $55,854, respectively.

SBA Leverage—The Corporation had $4,000,000 in outstanding SBA leverage at March 31, 2013 and $4,900,000 at December 31, 2012. The Corporation repaid $900,000 in SBA leverage during the three months ended March 31, 2013. The $4,000,000 in outstanding leverage at March 31, 2013 matures in 2022 and 2023. The remaining SBA commitment at March 31, 2013 is $4,000,000 and expires on September 30, 2016.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid, net of refunds, during the three months ended March 31, 2013 and 2012 were $106,363 and $300, respectively. Interest paid during the three months ended March 31, 2013 and 2012 was $67,525 and $105,104, respectively. The Corporation converted $163,139 and $25,193 of interest receivable into investments during the three months ended March 31, 2013 and 2012, respectively.

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

Stockholders’ Equity (Net Assets)—At March 31, 2013 and December 31, 2012, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through November 1, 2013. The Corporation repurchased 208,698 shares during 2012 and 44,100 during 2003 and 2002. At March 31, 2013, the total shares held in treasury were 252,798 with a total cost of $603,794.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2013, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the three months ended March 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Corporation approved and accrued $246,000 under the profit sharing plan, which was paid during the three months ended March 31, 2013.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the three months ended March 31, 2013 and 2012.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2008 through 2012. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

Concentration of Credit and Market Risk—The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

At March 31, 2013 Gemcor II, LLC (Gemcor), Liazon Corporation (Liazon), Microcision, LLC (Microcision), BinOptics Corporation (Binoptics) and Carolina Skiff LLC (Carolina Skiff) represented 38%, 8%, 7%, 7% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

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

In the valuation process, the Corporation values private securities using the financial information from these portfolio companies, which may include audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company and other financial and non-financial business information supplied by the companies’ managements. This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a company’s performance and potential have deteriorated significantly. If the factors which led to the reduction in valuation are overcome, the valuation may be adjusted.

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

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of March 31, 2013:

Investment Type	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,321,748	Market Approach	EBITDA Multiple	5X-12X
	414,214	Market Approach	Liquidation Seniority	1X
	99,500	Market Approach	Revenue Multiple	1X
	8,264,628	Market Approach	Transaction Pricing	Not applicable
	72,000	Black Scholes Pricing Model	Stock pricing	$1.13
Loan and Debt Investments	5,224,430	Face Value	Liquidation Seniority	Not applicable
	440,707	Market Approach	Revenue Multiple	1X

Total	$25,837,227

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at March 31, 2013:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,585,814	—	—	$1,585,814
Debt investments	4,079,323	—	—	4,079,323
Equity investments	21,510,340	1,338,250	—	20,172,090

Total Venture Capital Investments	$27,175,477	$1,338,250	$0	$25,837,227

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2012:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,504,986	—	—	$1,504,986
Debt investments	4,082,174	—	—	4,082,174
Equity investments	24,192,626	3,540,400	—	20,652,226

Total Venture Capital Investments	$29,779,786	$3,540,400	$0	$26,239,386

The following table provides a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Gains or Losses included in net change in net assets from operations

Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	6,652	6,652
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	126,698	381,816	508,514

Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
EmergingMed.com, Inc. (Emerging Med)	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	14,703	—	14,703
GiveGab, Inc	—	—	250,000	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	26,739	—	26,739
Mid America Brick	150,000	—	—	150,000

Total Purchases/Changes to Securities	150,000	247,148	769,864	1,167,012
Repayments of Securities
Gemcor II, LLC (Gemcor)	(55,812)	—	—	(55,812)
NDT	—	—	(6,652)	(6,652)
QuaDPharma, LLC (Quadpharma)	(13,359)	—	—	(13,359)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(69,171)	—	(944,816)	(1,013,987)
Transfers within Level 3	(1)	(249,999)	250,000	—

Ending Balance, March 31, 2013, of Level 3 Assets	$1,585,814	$4,079,323	$20,172,090	$25,837,227

Change in unrealized gains or losses for the period included in changes in net assets				$508,514
Total gains or losses for the period included in changes in net assets				($392,890)

The following table provides a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Unrealized gains or losses included in net change in net assets from operations
Ultra-Scan Corporation (UltraScan)	—	—	(200,000)	(200,000)

Total Unrealized Gains and Losses	—	—	(200,000)	(200,000)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
Mezmeriz, Inc. (Mezmeriz)	—	100,000	—	100,000
Microcision LLC (Microcision)	—	25,193	—	25,193

Total Purchases/Changes to Securities	—	125,193	455,728	580,921
Repayments of Securities
Gemcor II, LLC (Gemcor)	(23,713)	—	—	(23,713)
NDT Acquisitions, LLC (NDT)	—	—	(5,629)	(5,629)

Total Repayments of Securities	(23,713)	—	(5,629)	(29,342)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3 (A) (B)	—	—	(5,700,000)	(5,700,000)

Ending Balance, March 31, 2012, of Level 3 Assets	$303,398	$2,979,757	$15,300,285	$18,583,440

Change in unrealized gains or losses for the period included in changes in net assets				$354,300
Total gains or losses for the period included in changes in net assets				—

-

(A)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.
(B)	Transfer from level 3 to level 2 because observable market data became available for the security.

Note 4. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2013 and the year ended December 31, 2012:

	Three months ended March 31, 2013 (Unaudited)	Year ended December 31, 2012
Income from investment operations (1):
Investment income	$0.11	$0.39
Expenses	0.04	0.27

Investment gain before income taxes	0.07	0.12
Income tax expense	0.02	0.02

Net investment gain	0.05	0.10
Purchase of treasury stock (2)	0.00	0.04
Net realized and unrealized (loss) gain on investments	(0.08)	0.18

(Decrease) increase in net asset value	(0.03)	0.32
Net asset value, beginning of period	3.90	3.58

Net asset value, end of period	$3.87	$3.90

Per share market price, end of period	$3.02	$2.34

Total return based on market value	29.06%	(24.5)%
Total return based on net asset value	(0.76)%	9.01%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.12%	7.16%
Ratio of expenses including taxes to average net assets	1.79%	7.65%
Ratio of net investment gain to average net assets	1.20%	2.73%
Portfolio turnover	4.10%	22.6%
Net assets, end of period	$25,585,235	$25,782,300
Shares outstanding, end of period	6,610,236	6,610,236

(1)	Per share data are based on weighted average shares outstanding and the results are rounded
(2)	Net increase is due to purchase of common stock at prices less than beginning period net assets

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Corporation’s financial condition and results of operations in conjunction with the Corporation’s consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

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

Business Developments

The United States and global economic conditions continued to improve throughout 2012 and the first three months of 2013 although a full economic recovery may take longer than expected due to various national and international issues which may have an adverse economic impact on all businesses, particularly small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future exits will happen.

Critical Accounting Policies

The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of the Corporation’s critical accounting policies can be found in the Corporation’s 2012 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	3/31/13	12/31/12	Decrease	% Decrease
Total assets	$32,458,271	$34,252,413	($1,794,142)	(5.2%)
Total liabilities	6,873,036	8,470,113	(1,597,077)	(18.9%)

Net assets	$25,585,235	$25,782,300	($197,065)	(0.8%)

Net asset value per share (NAV) was $3.87 at March 31, 2013 versus $3.90 per share at December 31, 2012.

During the first three months of 2013, the Corporation paid off $900,000 in SBA leverage with interest rates at 4.1%. The outstanding SBA leverage at March 31, 2013 is $4,000,000 and will mature in 2022 and 2023.

Cash and cash equivalents approximated 19% of net assets at March 31, 2013 compared to 16% of net assets at December 31, 2012.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	3/31/13	12/31/12	Decrease	% Decrease
Investments, at cost	$17,404,170	$18,492,059	($1,087,889)	(5.9%)
Unrealized appreciation, net	9,771,307	11,287,727	(1,516,420)	(13.4%)

Investments at fair value	$27,175,477	$29,779,786	($2,604,309)	(8.7%)

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 106% of net assets at March 31, 2013 and 116% of net assets at December 31, 2012.

The change in investments during the three months ended March 31, 2013, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Chequed.com, Inc. (Chequed)	$500,000
GiveGab, Inc. (GiveGab)	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	150,000
Mezmeriz, Inc. (Mezmeriz)	100,000

Total of new investments	1,000,000
Other changes to investments:
EmergingMed.com, Inc. (Emerging Med) interest conversion	103,207
Microcision LLC interest conversion	26,739
Mezmeriz interest conversion	19,864
First Wave interest conversion and OID amortization	14,703
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	2,499

Total of other changes to investments	167,012

Investments repaid, sold or liquidated
Mid America Brick loss	(1,063,698)
Ultra-Scan Corporation (Ultra-Scan) sale	(938,164)
Synacor, Inc. sale	(177,216)
Gemcor II, LLC (Gemcor) repayment	(55,812)
QuaDPharma, LLC (Quadpharma) repayment	(13,359)
NDT Acquisitions, LLC (NDT) repayment	(6,652)

Total of investments repaid, sold or liquidated	(2,254,901)

Net change in investments	($1,087,889)

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

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

	March 31, 2013	March 31, 2012	Increase (Decrease)	%Increase (Decrease)
Interest from portfolio companies	$226,841	$126,227	$100,614	79.7%
Interest from other investments	2,890	3,568	(678)	(19.0%)
Dividend and other investment income	535,290	167,459	367,831	219.7%
Other income	3,350	1,000	2,350	235.0%

Total investment income	$768,371	$298,254	$470,117	157.6%

Interest from portfolio companies – The portfolio interest income increase is due to the fact the Corporation originated $2.9 million in new debt instruments during the year ended December 31, 2012 with interest rates ranging from 8% to 15%.

The Corporation ceased accruing interest income on the G-Tec Natural Gas Systems (G-Tec) instrument in 2004.

Interest from other investments – The minor decrease in interest from other investments is primarily due to lower average cash balances during the three months ending March 31, 2013 versus the three months ending March 31, 2012.

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

Dividend income for the three months ended March 31, 2013 consisted of a distribution from Gemcor II, LLC (Gemcor) for $535,290. Dividend income for the three months ended March 31, 2012 consisted of a distribution from Gemcor for $128,393, New Monarch Machine Tool, Inc. (Monarch) for $38,830, and NDT for $236. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company. Monarch started distributing its profits to its investors during 2011.

Other income – Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with board attendance fees. The income associated with the amortization of financing fees was $1,850 and $0 for the three months ended March 31, 2013 and 2012, respectively. The board fees were $1,500 and $1,000 for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

	March 31, 2013	March 31, 2012	Decrease	% Decrease
Total Expenses	$286,462	$372,579	($86,117)	(23.1%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The 23% or $86,117 decrease in operating expenses for the three months ended March 31, 2013 as compared to the same three month period in 2012 is due primarily to a bad debt recovery during the three months ended March 31, 2013 for $64,654. In addition, there was a 34% or $32,217 decrease in SBA interest expense. Interest expense decreased due to the fact that the Corporation carried a lower debt balance during the three months ended March 31, 2013 versus the three months ended March 31, 2012.

Net Realized Gains and Losses on Investments

	March 31, 2013	March 31, 2012	Increase
Net realized gain	$691,662	$35,485	$656,177

During the three months ended March 31, 2013, the Corporation recognized a realized gain of $1,084,552 on the sale of 227,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of March 31, 2013, the Corporation owned 453,643 shares of Synacor.

The Corporation also recognized a realized gain of $670,808 on the sale of its shares in Ultra-Scan to a strategic acquirer.

During the three months ended March 31, 2013, the Corporation recognized a realized loss of $1,063,698 on its investment in Mid-America Brick when the company announced in February 2013 that it had filed for bankruptcy. Due to the subordinated nature of the Corporation’s investment holdings no recovery is expected.

During the three months ended March 31, 2012, the Corporation recognized a realized gain of $35,485 on the sale of 83,825 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 and began trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO.

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net decrease in unrealized appreciation on investments of ($1,516,420) during the three months ended March 31, 2013 and a net increase of $354,300 during the three months ended March 31, 2012.

The decrease in unrealized appreciation for the three months ended March 31, 2013 was comprised of the following items:

March 31, 2013
Reclass Mid America Brick & Structural Clay Products, LLC (Mid America Brick) to a realized loss	$1,063,698
NDT Acquisition, LLC (NDT)	6,652
Reclass Ultra-Scan Corporation (Ultra-Scan) to realized gain	(561,836)
Synacor, Inc. (Synacor)	(2,024,934)

Total change in net unrealized appreciation during the three months ended March 31, 2013	($1,516,420)

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 453,643 shares of Synacor at a three day average bid price of $2.95 for the three months ended March 31, 2013.

The NDT investment value was adjusted for royalties received.

The increase in unrealized appreciation for the three months ended March 31, 2012 was comprised of the following items:

March 31, 2012
Synacor, Inc. (Synacor)	$554,300
Ultra-Scan Corporation (Ultra-Scan)	(200,000)

Total change in net unrealized appreciation during the three months ended March 31, 2012	$354,300

As mentioned above, Synacor, is a publicly traded stock, and was marked to market at the end of the quarter. The stock was valued at a three day average bid price and was discounted due to trading restrictions on the stock.

The Ultra-Scan investment was written down during the three months ended March 31, 2012 after a review by the Corporation’s management of Ultra-Scan’s financials and an analysis of the liquidation preferences of senior securities.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2013, the net decrease in net assets from operations was ($197,065) as compared to a net increase in net assets from operations of $205,050 for the same three month period in 2012.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of March 31, 2013, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,814,203.

Management expects that the cash and cash equivalents at March 31, 2013, coupled with the $4,000,000 of available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation on investments.”

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

As of March 31, 2013, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the 2012 Annual Report on Form 10-K for the year ended December 31, 2012. The Risk Factors from our 2012 report on Form 10-K remain applicable with the exception of the following addition:

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

Dated: May 6, 2013

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer