Form 10-Q
period 2013-06-30
RAND CAPITAL CORP
filed 2013-08-01
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

As of August 1, 2013 there were 6,491,301 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of June 30, 2013 and December 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Investments at fair value:
Control investments (cost of $1,792,343 and $1,920,831, respectively)	$10,449,481	$10,571,317
Affiliate investments (cost of $9,711,963 and $9,374,343, respectively)	9,501,133	8,099,815
Non-Control/Non-Affiliate investments (cost of $6,270,494 and $7,196,885, respectively)	7,588,393	11,108,654

Total investments, at fair value (cost of $17,774,800 and $18,492,059, respectively)	27,539,007	29,779,786
Cash and cash equivalents	3,770,042	4,224,763
Interest receivable (net of allowance: 6/30/13 - $122,000 and 12/31/12 - $196,795)	85,653	33,025
Prepaid income taxes	65,036	—
Other assets	392,930	214,839

Total assets	$31,852,668	$34,252,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$4,000,000	$4,900,000
Deferred tax liability	2,155,737	2,946,614
Income tax payable	—	27,695
Accounts payable and accrued expenses	145,551	561,940
Deferred revenue	30,164	33,864

Total liabilities	6,331,452	8,470,113
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,495,061 as of 6/30/13 and 6,610,236 as of 12/31/12	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(500,571)	(1,043,795)
Undistributed net realized gain on investments	9,636,003	9,148,536
Net unrealized appreciation on investments	6,060,576	7,013,260
Treasury stock, at cost; 367,973 shares as of 6/30/13 and 252,798 shares at 12/31/12	(942,885)	(603,794)

Total stockholders’ equity (net assets), (per share 6/30/13 - $3.93, 12/31/12 - $3.90)	25,521,216	25,782,300

Total liabilities and stockholders’ equity	$31,852,668	$34,252,413

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment income:
Interest from portfolio companies:
Control investments	$40,205	$10,765	$81,993	$22,441
Affiliate investments	115,050	119,653	259,818	232,047
Non-Control/Non-Affiliate investments	30,074	13,710	70,359	15,867

Total interest from portfolio companies	185,329	144,128	412,170	270,355
Interest from other investments	2,452	1,070	5,342	4,638

Total interest from other investments	2,452	1,070	5,342	4,638
Dividend and other investment income:
Control investments	477,635	185,152	1,012,925	313,781
Affiliate investments	44,797	95,326	44,797	134,156
Non-Control/Non-Affiliate investments	16,670	6,950	16,670	6,950

Total dividend and other investment income	539,102	287,428	1,074,392	454,887
Other income:
Control investments	3,500	2,000	5,000	2,000
Affiliate investments	2,600	1,000	3,200	2,000
Non-Control/Non-Affiliate investments	1,250	—	2,500	—

Total other income	7,350	3,000	10,700	4,000

Total investment income	734,233	435,626	1,502,604	733,880

Operating expenses:
Salaries	135,375	122,477	270,750	243,205
Bonus and profit sharing	—	144,000	—	144,000
Employee benefits	34,323	34,344	87,495	74,037
Directors’ fees	57,000	55,500	72,000	69,750
Professional fees	46,525	44,527	75,362	82,457
Stockholders and office operating	52,693	40,742	79,367	75,802
Insurance	7,500	7,500	19,504	19,242
Corporate development	20,526	16,011	38,013	32,858
Other operating	1,680	4,534	2,503	6,902

	355,622	469,635	644,994	748,253
Interest on SBA obligations	34,180	16,370	95,924	110,331
Bad debt recovery	—	—	(64,654)	—

Total expenses	389,802	486,005	676,264	858,584

Investment gain (loss) before income taxes	344,431	(50,379)	826,340	(124,704)

Income tax expense (benefit)	109,147	(39,682)	283,116	(65,697)

Net investment gain (loss)	235,284	(10,697)	543,224	(59,007)

Realized gain (loss) on investments:
Affiliate investments	—	—	(1,063,698)	—
Non-Control/Non-Affiliate investments	86,905	—	1,842,265	35,485

Realized gain on investments before income taxes	86,905	—	778,567	35,485
Income tax expense	41,410	—	291,100	12,420

Net realized gain on investments	45,495	—	487,467	23,065
Net (decrease) increase in unrealized appreciation on investments:
Control investments	—	—	6,652	—
Affiliate investments	—	—	1,063,698	—
Non-Control/Non-Affiliate investments	(7,100)	4,620,086	(2,593,870)	4,974,386

Change in unrealized appreciation before income taxes	(7,100)	4,620,086	(1,523,520)	4,974,386
Deferred income tax (benefit) expense	(1,393)	1,730,374	(570,836)	1,854,379

Net (decrease) increase in unrealized appreciation on investments	(5,707)	2,889,712	(952,684)	3,120,007

Net realized and unrealized gain (loss) on investments	39,788	2,889,712	(465,217)	3,143,072

Net increase in net assets from operations	$275,072	$2,879,015	$78,007	$3,084,065

Weighted average shares outstanding	6,575,184	6,818,934	6,592,522	6,818,934
Basic and diluted net increase in net assets per share from operations	$0.04	$0.42	$0.01	$0.45

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash flows from operating activities:
Net increase in net assets from operations	$78,007	$3,084,065
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Depreciation and amortization	28,428	57,330
Original issue discount amortization	(7,746)	(916)
Change in interest receivable allowance	(74,795)	—
Decrease (increase) in unrealized appreciation of investments	1,523,520	(4,974,386)
Deferred tax (benefit) expense	(790,877)	1,583,597
Realized gain on portfolio investments, net	(778,567)	(35,485)
Non-cash conversion of debenture interest	(203,945)	(58,701)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	22,167	(114,220)
(Increase) decrease in other assets	(206,518)	1,050,533
(Increase) decrease in prepaid income taxes	(65,036)	206,205
(Decrease) increase in accounts payable and accrued expenses	(416,389)	17,596
Decrease in income taxes payable	(27,695)	—
(Decrease) increase in deferred revenue	(3,700)	9,000

Total adjustments	(1,001,153)	(2,259,447)

Net cash (used in) provided by operating activities	(923,146)	824,618
Cash flows from investing activities:
Investments originated	(1,575,000)	(2,130,728)
Proceeds from sale of investments	2,977,145	399,827
Proceed from loan repayments	305,371	48,325

Net cash provided by (used in) investing activities	1,707,516	(1,682,576)
Cash flows from financing activities:
Repayment of SBA debentures	(900,000)	(3,100,000)
Proceeds from SBA debentures	—	1,500,000
Origination costs to SBA	—	(36,375)
Purchase of treasury stock	(339,091)	—

Net cash used in financing activities	(1,239,091)	(1,636,375)

Net decrease in cash and cash equivalents	(454,721)	(2,494,333)
Cash and cash equivalents:
Beginning of period	4,224,763	4,517,985

End of period	$3,770,042	$2,023,652

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Net assets at beginning of period	$25,585,235	$24,604,171	$25,782,300	$24,399,121
Net investment gain (loss)	235,284	(10,697)	543,224	(59,007)
Net realized gain on sales and dispositions of investments	45,495	—	487,467	23,065
Net (decrease) increase in unrealized appreciation	(5,707)	2,889,712	(952,684)	3,120,007

Net increase in net assets from operations	275,072	2,879,015	78,007	3,084,065
Purchase of treasury stock	(339,091)	—	(339,091)	—

Total (decrease) increase in net assets	(64,019)	2,879,015	(261,084)	3,084,065

Net assets at end of period	$25,521,216	$27,483,186	$25,521,216	$27,483,186

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2013

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)

BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.28

Liazon Corporation (e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,666 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.33

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,075,000 note at 13% due October 30, 2017. Warrant for 2.47% membership interests.	10/22/12	2%	1,081,665	1,081,665	.17

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	.08

Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12

Synacor, Inc. NASDAQ: SYNC (d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $3.06 per share. See subsequent event disclosure (n).	11/18/02	3%	625,677	1,311,650	.20
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$6,270,494	$7,588,393	$1.18

Affiliate Investments: (k)

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,485,000	$.23

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16

EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$778,253 senior subordinated note at 8% due March 27, 2015. 1,955,967 common equity shares.	12/19/05	8%	778,253	440,707	.07

First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due April 19, 2016. Warrant for 24,288 capital securities.	4/19/12	5%	562,171	562,171	.09

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2013 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
GiveGab, Inc. (e)(g) Ithaca, NY. GiveGab is a social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	1,397,428 Series A preferred shares.	3/13/13	6%	250,000	250,000	.04

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	20.89% Class A membership interest. 8% cumulative dividend.	8/31/99	21%	400,000	100,000	.02

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.11

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $100,000 convertible notes at 8% due June 30, 2013.	1/9/08	10%	491,373	491,373	.07

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2014. 15% Class A common membership interest.	9/24/09	15%	1,836,458	1,836,458	.28

QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$340,648 senior subordinated term note at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	656,285	656,285	.10

Rheonix, Inc. (e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	5%	1,208,728	1,344,728	.20

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$9,711,963	$9,501,133	$1.45

Control Investments (l)

Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,674,981	$10,349,981	$1.59

Other Control Investments				117,362	99,500	.02

Subtotal Control Investments				$1,792,343	$10,449,481	$1.61
Total portfolio investments				$17,774,800	$27,539,007	$4.24

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2013 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a) At June 30, 2013 restricted securities represented 95% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c) The equity percentage estimates the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent. As of June 30, 2013, the Corporation held no equity interests of less than one percent.

(d) The investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2013, ASC 820 designates 5% of the Corporation’s investments as “Level 1” and 95% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 3 “Investments” to the consolidated financial statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of June 30, 2013, the total cost of investment securities approximated $17.8 million. Net unrealized appreciation was approximately $9.7 million, which was comprised of $10.8 million of unrealized appreciation of investment securities and ($1.1) million related to unrealized depreciation of investment securities.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet. As of June 30, 2013 there were no amounts exceeding $50,000.

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

(m) Publicly owned company.

(n) On June 30, 2013, the Corporation’s shares of Synacor were valued at $3.06 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities. Subsequent to June 30, 2013, Synacor’s public share price had a trading range on NASDAQ of $2.96 to $3.35 for the period July 1st through July 23, 2013. The Corporation owns 428,643 shares of Synacor at July 23, 2013 and on that date these shares have a public market value of $3.17 per share or $1.4 million prior to any income tax considerations.

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in February 1969. Rand operates as a publicly traded, closed-end, diversified management company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Rand Capital SBIC, Inc. (“Rand SBIC”) is a wholly-owned subsidiary of Rand, operated as a small business investment company (“SBIC”) and licensed by the U.S. Small Business Administration (“SBA”). The predecessor of Rand SBIC had originally been organized as a Delaware limited partnership, and was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under its current name. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC. Rand and its wholly-owned subsidiary Rand SBIC are referred to herein, collectively, as the “Corporation”.

The Corporation is listed on the NASDAQ Capital Market under the symbol “Rand”.

Rand operates Rand SBIC for the same investment purposes and with investments in the same kinds of securities as Rand. The operations of Rand SBIC are consolidated with those of Rand for both financial reporting and tax purposes.

On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC to permit certain joint transactions that would otherwise be prohibited by the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity and to permit an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Securities Exchange Act of 1934 Act (the “Exchange Act”). At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemption, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act pursuant to which it may now engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemptions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2013 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2013, September 30, 2012 and June 30, 2012

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

Cash and Cash Equivalents – Temporary cash investments having an original maturity of three months or less when purchased are considered to be cash equivalents.

Financial Instruments – The carrying value of cash and cash equivalents, accrued interest receivable and payable and other receivables and payables, approximates fair value due to the relative short maturities of these financial instruments. The Company’s investments, including loan and debt securities and equity securities, are carried at their estimated fair value (See Note 3). The carrying amount of the SBA debentures approximates fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $7,746 and $916 in OID income for the six months ended June 30, 2013 and 2012, respectively.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the six months ended June 30, 2013 and 2012 was $28,428 and $57,330, respectively.

SBA Leverage – The Corporation had $4,000,000 and $4,900,000 in outstanding SBA leverage at June 30, 2013 and December 31, 2012, respectively. The Corporation repaid $900,000 in SBA leverage during the six months ended June 30, 2013. The $4,000,000 in outstanding leverage at June 30, 2013 matures in 2022 and 2023. The remaining undrawn SBA commitment at June 30, 2013 is $4,000,000 and expires on September 30, 2016.

Net Assets per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid, net of refunds, during the six months ended June 30, 2013 and 2012 were $886,988 and $11,300, respectively. Interest paid during the six months ended June 30, 2013 and 2012 was $67,525 and $105,104, respectively. The Corporation converted $203,944 and $58,701 of interest receivable into investments during the six months ended June 30, 2013 and 2012, respectively.

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

Stockholders’ Equity (Net Assets) – At June 30, 2013 and December 31, 2012, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through November 1, 2013. The Corporation repurchased 115,175 shares during the six months ended June 30, 2013 for a total cost of $339,091 and an average cost of $2.90/share. The Corporation had previously purchased 208,698 shares during 2012 and 44,100 during 2003 and 2002. At June 30, 2013, the total shares held in treasury were 367,973 with a total cost of $942,885.

Profit Sharing and Stock Option Plan – In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2013, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. The profit sharing payments are split equally between the Corporation’s two executive officers, each of whom is fully vested in the Plan.

There were no amounts earned pursuant to the Plan for the six months ended June 30, 2013 and $144,000 was earned and accrued pursuant to the Plan for the six months ended June 30, 2012. During the year ended December 31, 2012, the Corporation approved and accrued $246,000 under the Plan, which was paid during the six months ended June 30, 2013.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the six months ended June 30, 2013 and 2012.

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

At June 30, 2013 Gemcor II, LLC (Gemcor), Liazon Corporation (Liazon), Microcision, LLC (Microcision), BinOptics Corporation (Binoptics) and Carolina Skiff LLC (Carolina Skiff) represented 38%, 8%, 7%, 7% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

Note 3. INVESTMENTS

The investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net (decrease) increase in unrealized appreciation.”

Under the valuation policy, the Corporation values unrestricted publicly held securities at the average closing bid price for the last three trading days of the month.

In the valuation process, the Corporation values private securities using the financial information from these portfolio companies, which may include audited and unaudited financial statements, annual projections and budgets prepared by the portfolio company, and other financial and non-financial business information supplied by the management of each portfolio company. This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a portfolio company’s performance and potential have deteriorated significantly. If the factors which led to a reduction in valuation are overcome, the valuation may be readjusted.

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

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for GAAP accounting purposes. This model requires the use of highly subjective inputs including expected volatility, expected life, expected dividend rate and expected risk free rate of return in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases or decreases in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s debt securities are the financial and operational performance of the portfolio company as well as the market acceptance for the portfolio company’s products or services. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments will often be junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of June 30, 2013:

Investment Type	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,321,748	Market Approach	EBITDA Multiple	5X-12X
	414,214	Market Approach	Liquidation Seniority	1X
	99,500	Market Approach	Revenue Multiple	1X
	8,764,628	Market Approach	Transaction Pricing	Not applicable
	72,000	Black Scholes Pricing Model	Stock pricing	$1.13
Loan and Debt Investments	5,555,267	Face Value	Liquidation Seniority	Not applicable

Total	$26,227,357

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at June 30, 2013:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,506,266	—	—	$1,506,266
Debt investments	4,049,001	—	—	4,049,001
Equity investments	21,983,740	1,311,650	—	20,672,090

Total Venture Capital Investments	$27,539,007	$1,311,650	$0	$26,227,357

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2012:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,504,986	—	—	$1,504,986
Debt investments	4,082,174	—	—	4,082,174
Equity investments	24,192,626	3,540,400	—	20,652,226

Total Venture Capital Investments	$29,779,786	$3,540,400	$0	$26,239,386

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Losses included in net change in net assets from operations
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	6,652	6,652
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	126,698	381,816	508,514
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
EmergingMed.com, Inc. (Emerging Med)	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	29,742	—	29,742
GiveGab, Inc	—	—	250,000	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	—	79,998	—	79,998
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	53,879	—	53,879
Mid America Brick	150,000	—	—	150,000
SocialFlow, Inc. (Social Flow)	—	—	500,000	500,000

Total Purchases/Changes to Securities	150,000	366,826	1,269,864	1,786,690
Repayments of Securities
Gemcor II, LLC (Gemcor)	(121,835)	—	—	(121,835)
Mid America Brick	—	(150,000)	—	(150,000)
NDT	—	—	(6,652)	(6,652)
QuaDPharma, LLC (Quadpharma)	(26,885)	—	—	(26,885)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(148,720)	(150,000)	(944,816)	(1,243,536)
Transfers within Level 3	—	(249,999)	250,000	1

Ending Balance, June 30, 2013, of Level 3 Assets	$1,506,266	$4,049,001	$20,672,090	$26,227,357

Change in unrealized gains (losses) for the period included in changes in net assets				$508,514
Total gains (losses) for the period included in changes in net assets				($385,978)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Unrealized gains or losses included in net change in net assets from operations
Liazon Corporation (Liazon)	—	—	833,332	833,332
UltraScan	—	—	(513,246)	(513,246)

Total Unrealized Gains and Losses	—	—	320,086	320,086
Purchases of Securities/Changes to Securities/Non-cash conversions:
Quadpharma	250,000	—	250,000	500,000
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
First Wave	—	386,853	22,000	408,853
Liazon	—	—	275,000	275,000
Mezmeriz	—	250,000	—	250,000
Mid America Brick	—	113,000	137,000	250,000
Microcision	—	50,764	—	50,764

Total Purchases/Changes to Securities	250,000	800,617	1,139,728	2,190,345
Repayments of Securities
Gemcor	(48,325)	—	—	(48,325)
NDT	—	—	(10,041)	(10,041)

Total Repayments of Securities	(48,325)	—	(10,041)	(58,366)
Transfers within Level 3	—	(1)	—	(1)
Transfers in or out of Level 3 (A) (B)	—	—	(5,700,000)	(5,700,000)

Ending Balance, June 30, 2012, of Level 3 Assets	$528,786	$3,655,180	$16,499,959	$20,683,925

Change in unrealized gains (losses) for the period included in changes in net assets				$4,974,386

Total gains (losses) for the period included in changes in net assets				—

(A)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.
(B)	Transfer from level 3 to level 2 because observable market data became available for the security.

Note 4. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2013 and the year ended December 31, 2012:

	Six months ended June 30, 2013 (Unaudited)	Year ended December 31, 2012
Income from investment operations (1):
Investment income	$0.23	$0.39
Expenses	0.11	0.27

Investment gain before income taxes	0.12	0.12
Income tax expense	0.04	0.02

Net investment gain	0.08	0.10
Purchase of treasury stock (2)	0.02	0.04
Net realized and unrealized (loss) gain on investments	(0.07)	0.18

Increase in net asset value	0.03	0.32
Net asset value, beginning of period	3.90	3.58

Net asset value, end of period	$3.93	$3.90

Per share market price, end of period	$3.15	$2.34

Total return based on market value	34.6%	(24.5)%
Total return based on net asset value	0.74%	9.01%
Supplemental data:
Ratio of expenses before income taxes to average net assets	2.64%	7.16%
Ratio of expenses including taxes to average net assets	3.74%	7.65%
Ratio of net investment gain to average net assets	2.12%	2.73%
Portfolio turnover	5.50%	22.60%
Net assets, end of period	$25,521,216	$25,782,300
Shares outstanding, end of period	6,495,061	6,610,236

(1)	Per share data are based on weighted average shares outstanding and the results are rounded
(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share

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

Business Developments

The United States and global economic conditions continued to improve throughout the first six months of 2013 although a full economic recovery may take longer than expected due to various national and international issues which may have an adverse economic impact on all businesses, particularly small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future exits will happen.

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

Financial Condition

Overview:

	6/30/13	12/31/12	Decrease	% Decrease
Total assets	$31,852,668	$34,252,413	($2,399,745)	(7.0%)
Total liabilities	6,331,452	8,470,113	(2,138,661)	(25.2%)

Net assets	$25,521,216	$25,782,300	($261,084)	(1.0%)

Net asset value per share (NAV) was $3.93 at June 30, 2013 versus $3.90 per share at December 31, 2012.

During the first six months of 2013, the Corporation paid off $900,000 in SBA leverage with interest rates at 4.1%. The outstanding SBA leverage at June 30, 2013 is $4,000,000 and will mature in 2022 and 2023.

Cash and cash equivalents approximated 15% of net assets at June 30, 2013 compared to 16% of net assets at December 31, 2012.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	6/30/13	12/31/12	Decrease	% Decrease
Investments, at cost	$17,774,800	$18,492,059	($717,259)	(3.9%)
Unrealized appreciation, net	9,764,207	11,287,727	(1,523,520)	(13.5%)

Investments at fair value	$27,539,007	$29,779,786	($2,240,779)	(7.5%)

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 108% of net assets at June 30, 2013 and 116% of net assets at December 31, 2012.

The change in investments during the six months ended June 30, 2013, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Chequed.com, Inc. (Chequed)	$500,000
SocialFlow, Inc. (Social Flow)	500,000
GiveGab, Inc. (GiveGab)	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	150,000
Mezmeriz, Inc. (Mezmeriz)	100,000
Mercantile Adjustment Bureau, LLC (Mercantile)	75,000

Total of new investments	1,575,000
Other changes to investments:
EmergingMed.com, Inc. (Emerging Med) interest conversion	103,207
Microcision LLC interest conversion	53,879
Mezmeriz interest conversion	19,864
First Wave interest conversion and OID amortization	29,742
Mercantile OID amortization	4,998

Total of other changes to investments	211,690
Investments repaid, sold or liquidated
Mid America Brick loss and repayment	(1,213,698)
Ultra-Scan Corporation (Ultra-Scan) sale	(938,164)
Synacor, Inc. sale	(196,716)
Gemcor II, LLC (Gemcor) repayment	(121,835)
QuaDPharma, LLC (Quadpharma) repayment	(26,884)
NDT Acquisitions, LLC (NDT) repayment	(6,652)

Total of investments repaid, sold or liquidated	(2,503,949)

Net change in investments	($717,259)

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

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

	June 30, 2013	June 30, 2012	Increase	% Increase
Interest from portfolio companies	$412,170	$270,355	$141,815	52.5%
Interest from other investments	5,342	4,638	704	15.2%
Dividend and other investment income	1,074,392	454,887	619,505	136.2%
Other income	10,700	4,000	6,700	167.5%

Total investment income	$1,502,604	$733,880	$768,724	104.7%

Interest from portfolio companies – The portfolio interest income increase is due to the fact the Corporation originated $2.9 million in new debt instruments during the year ended December 31, 2012 with interest rates ranging from 8% to 15%.

The Corporation ceased accruing interest income on the Emerging Med investment in 2013 and the G-Tec Natural Gas Systems (G-Tec) instrument in 2004.

Interest from other investments—The minor increase in interest from other investments is primarily due to higher average cash balances during the six months ending June 30, 2013 versus the six months ending June 30, 2012.

Dividend and other investment income—Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation received dividends from a non-LLC portfolio company.

Dividend income for the six months ended June 30, 2013 consisted of a distribution from Gemcor II, LLC (Gemcor) for $1,012,925, Carolina Skiff LLC (Carolina Skiff) for $44,797 and Somerset Gas Transmission Company, LLC (Somerset) for $16,670. Dividend income for the six months ended June 30, 2012 consisted of a distribution from Gemcor for $313,359, New Monarch Machine Tool, Inc. (Monarch) for $130,193, Carolina Skiff for $3,963, Somerset for $6,950 and NDT Acquisitions LLC (NDT) for $422. The Corporation exited its debt investment in Monarch in 2008 and still retains a small ownership in the company.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with board attendance fees. The income associated with the amortization of financing fees was $3,700 and $0 for the six months ended June 30, 2013 and 2012, respectively. The board fees were $7,000 and $4,000 for the six months ended June 30, 2013 and 2012, respectively.

Operating Expenses

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

	June 30, 2013	June 30, 2012	Decrease	% Decrease
Total Expenses	$676,264	$858,584	($182,320)	(21.2%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The 21% or $182,320 decrease in operating expenses for the six months ended June 30, 2013 as compared to the same six month period in 2012 is due primarily to the fact that the Corporation accrued $144,000 in bonus expense attributed to realized gains during the six months ended June 30, 2012 and did not accrue any bonus expense for the six months ended June 30, 2013. In addition, operating expenses are less in the current period due to a bad debt recovery of $64,654 during the six months ended June 30, 2013.

Net Realized Gains and Losses on Investments

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

	June 30, 2013	June 30, 2012	Increase
Net realized gain	$778,567	$35,485	$743,082

During the six months ended June 30, 2013, the Corporation recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of June 30, 2013, the Corporation owned 428,643 shares of Synacor.

The Corporation also recognized a realized gain of $670,808 on the sale of its shares in Ultra-Scan to a strategic acquirer during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Corporation recognized a realized loss of $1,063,698 on its investment in Mid-America Brick when the company announced in February 2013 that it had filed for bankruptcy. Due to the subordinated nature of the Corporation’s investment holdings no recovery is expected.

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

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net decrease in unrealized appreciation on investments of ($1,523,520) during the six months ended June 30, 2013 and a net increase of $4,974,386 during the six months ended June 30, 2012.

The decrease in unrealized appreciation for the six months ended June 30, 2013 was comprised of:

June 30, 2013
Reclass Mid America Brick & Structural Clay Products, LLC (Mid America Brick) to a realized loss	$1,063,698
NDT Acquisition, LLC (NDT)	6,652
Reclass Ultra-Scan Corporation (Ultra-Scan) to realized gain	(561,836)
Synacor, Inc. (Synacor)	(2,032,034)

Total change in net unrealized appreciation during the six months ended June 30, 2013	($1,523,520)

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 428,643 shares of Synacor at a three day average bid price of $3.06 as of June 30, 2013.

The NDT investment value was adjusted for royalties received.

The increase in unrealized appreciation for the six months ended June 30, 2012 was comprised of:

June 30, 2012
Synacor	$4,654,300
Liazon Corporation (Liazon)	833,332
Ultra-Scan	(513,246)

Total change in net unrealized appreciation during the six months ended June 30, 2012	$4,974,386

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

Net Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2013, the net increase in net assets from operations was $78,007 as compared to a net increase in net assets from operations of $3,084,065 for the same six month period in 2012.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve growth in net asset value per share through capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of June 30, 2013, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $3,770,042.

Management expects that the cash and cash equivalents at June 30, 2013, coupled with the $4,000,000 of available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

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

As of June 30, 2013, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2012. The Risk Factors from our 2012 report on Form 10-K remain applicable with the exception of the following addition:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2013—4/30/2013	1,100	$2.81	1,100	246,102
5/1/2013—5/31/2013	46,536	$2.90	46,536	199,566
6/1/2013—6/30/2013	67,539	$2.89	67,539	132,027

(1)	The total number of shares purchased was 115,175 for the second quarter of 2013. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through November 1, 2013.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

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

Dated: August 1, 2013

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer