Form 10-Q
period 2013-09-30
RAND CAPITAL CORP
filed 2013-11-01
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

As of November 1, 2013 there were 6,424,918 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of September 30, 2013 and December 31, 2012

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Investments at fair value:
Control investments (cost of $1,715,432 and $1,920,831, respectively)	$10,380,951	$10,571,317
Affiliate investments (cost of $11,054,897 and $9,374,343, respectively)	10,403,360	8,099,815
Non-Control/Non-Affiliate investments (cost of $6,272,992 and $7,196,885, respectively)	7,385,241	11,108,654

Total investments, at fair value (cost of $19,043,321 and $18,492,059, respectively)	28,169,552	29,779,786
Cash and cash equivalents	3,946,504	4,224,763
Interest receivable (net of allowance: 9/30/13—$122,000 and 12/31/12—$196,795)	26,973	33,025
Prepaid income taxes	125,623	—
Other assets	412,358	214,839

Total assets	$32,681,010	$34,252,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$5,500,000	$4,900,000
Deferred tax liability	1,963,891	2,946,614
Income tax payable	—	27,695
Accounts payable and accrued expenses	119,332	561,940
Deferred revenue	28,313	33,864

Total liabilities	7,611,536	8,470,113
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,424,918 as of 9/30/13 and 6,610,236 as of 12/31/12	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(357,043)	(1,043,795)
Undistributed net realized gain on investments	9,636,003	9,148,536
Net unrealized appreciation on investments	5,672,756	7,013,260
Treasury stock, at cost; 438,116 shares as of 9/30/13 and 252,798 shares at 12/31/12	(1,150,335)	(603,794)

Total stockholders’ equity (net assets), (per share at 9/30/13 and 12/31/12—$3.90)	25,069,474	25,782,300

Total liabilities and stockholders’ equity	$32,681,010	$34,252,413

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment income:
Interest from portfolio companies:
Control investments	$37,669	$9,818	$119,662	$32,259
Affiliate investments	110,189	123,269	370,007	355,316
Non-Control/Non-Affiliate investments	38,213	22,957	108,572	38,824

Total interest from portfolio companies	186,071	156,044	598,241	426,399
Interest from other investments	2,110	1,845	7,452	6,483

Total interest from other investments	2,110	1,845	7,452	6,483
Dividend and other investment income:
Control investments	234,727	1,246,825	1,247,652	1,560,606
Affiliate investments	79,964	44,030	124,761	178,186
Non-Control/Non-Affiliate investments	—	—	16,670	6,950

Total dividend and other investment income	314,691	1,290,855	1,389,083	1,745,742
Other income:
Control investments	5,500	2,000	10,500	4,000
Affiliate investments	600	—	3,800	2,000
Non-Control/Non-Affiliate investments	1,250	668	3,750	668

Total other income	7,350	2,668	18,050	6,668

Total investment income	510,222	1,451,412	2,012,826	2,185,292

Operating expenses:
Salaries	135,375	122,478	406,125	365,683
Bonus and profit sharing	—	—	—	144,000
Employee benefits	27,297	31,350	114,792	105,387
Directors’ fees	14,250	12,750	86,250	82,500
Professional fees	27,595	30,793	102,957	113,250
Stockholders and office operating	25,457	24,046	104,824	99,848
Insurance	7,500	12,228	27,004	31,470
Corporate development	19,730	20,988	57,743	53,846
Other operating	1,360	3,500	3,863	10,402

	258,564	258,133	903,558	1,006,386
Interest on SBA obligations	33,806	20,681	129,730	131,012
Bad debt expense (recovery)	—	64,654	(64,654)	64,654

Total expenses	292,370	343,468	968,634	1,202,052

Investment gain before income tax expense	217,852	1,107,944	1,044,192	983,240

Income tax expense	74,324	281,017	357,440	215,320

Net investment gain	143,528	826,927	686,752	767,920

Realized gain (loss) on investments:
Affiliate investments	—	—	(1,063,698)	—
Non-Control/Non-Affiliate investments	—	379,612	1,842,265	415,097

Realized gain on investments before income taxes	—	379,612	778,567	415,097
Income tax expense	—	144,087	291,100	156,507

Net realized gain on investments	—	235,525	487,467	258,590
Net increase (decrease) in unrealized appreciation on investments:
Control investments	8,381	—	15,033	—
Affiliate investments	(440,707)	(337,546)	622,991	(337,546)
Non-Control/Non-Affiliate investments	(205,650)	(3,501,050)	(2,799,520)	1,473,336

Change in unrealized appreciation before income taxes	(637,976)	(3,838,596)	(2,161,496)	1,135,790
Deferred income tax (benefit) expense	(250,156)	(1,378,868)	(820,992)	475,511

Net (decrease) increase in unrealized appreciation on investments	(387,820)	(2,459,728)	(1,340,504)	660,279

Net realized and unrealized (loss) gain on investments	(387,820)	(2,224,203)	(853,037)	918,869

Net (decrease) increase in net assets from operations	($244,292)	($1,397,276)	($166,285)	$1,686,789

Weighted average shares outstanding	6,481,172	6,808,607	6,551,116	6,812,457
Basic and diluted net (decrease) increase in net assets per share from operations	($0.04)	($0.21)	($0.03)	$0.25

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($166,285)	$1,686,789
Adjustments to reconcile net (decrease) increase in net assets to net cash (used in) provided by operating activities:
Depreciation and amortization	32,238	59,902
Original issue discount accretion	(11,619)	(15,988)
Change in interest receivable allowance	(74,795)	64,654
Decrease (increase) in unrealized appreciation of investments	2,161,496	(1,135,790)
Deferred tax (benefit) expense	(982,723)	662,397
Realized gain on portfolio investments, net	(778,567)	(415,097)
Non-cash conversion of debenture interest	(245,501)	(84,655)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	80,847	(40,611)
(Increase) decrease in other assets	(185,835)	1,119,074
(Increase) decrease in prepaid income taxes	(125,623)	169,645
(Decrease) increase in accounts payable and accrued expenses	(442,608)	3,392
Decrease in income taxes payable	(27,695)	—
(Decrease) increase in deferred revenue	(5,550)	8,333

Total adjustments	(605,935)	395,256

Net cash (used in) provided by operating activities	(772,220)	2,082,045
Cash flows from investing activities:
Investments originated	(2,875,002)	(3,130,728)
Proceeds from sale of investments	2,977,145	823,669
Proceeds from loan repayments	382,282	79,918
Capital expenditures	(7,547)	—

Net cash provided by (used in) investing activities	476,878	(2,227,141)
Cash flows from financing activities:
Repayment of SBA debentures	(900,000)	(3,100,000)
Proceeds from SBA debentures	1,500,000	3,000,000
Origination costs to SBA	(36,376)	(72,750)
Purchase of treasury stock	(546,541)	(157,158)

Net cash provided by (used in) financing activities	17,083	(329,908)

Net decrease in cash and cash equivalents	(278,259)	(475,004)
Cash and cash equivalents:
Beginning of period	4,224,763	4,517,985

End of period	$3,946,504	$4,042,981

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Net assets at beginning of period	$25,521,216	$27,483,186	$25,782,300	$24,399,121
Net investment gain	143,528	826,927	686,752	767,920
Net realized gain on sales and dispositions of investments	—	235,525	487,467	258,590
Net (decrease) increase in unrealized appreciation	(387,820)	(2,459,728)	(1,340,504)	660,279

Net (decrease) increase in net assets from operations	(244,292)	(1,397,276)	(166,285)	1,686,789
Purchase of treasury stock	(207,450)	(157,158)	(546,541)	(157,158)

Total (decrease) increase in net assets	(451,742)	(1,554,434)	(712,826)	1,529,631

Net assets at end of period	$25,069,474	$25,928,752	$25,069,474	$25,928,752

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2013

(Unaudited)

(a)		(b)	(c)		(d)(f)	Per
Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	Date Acquired	Equity	Cost	Fair Value	Share of Rand
Non-Control/Non-Affiliate Investments: (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.28
Liazon Corporation (e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.33
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,075,000 note at 13% due October 30, 2017. Warrant for 2.47% membership interests.	10/22/12	2%	1,084,163	1,084,163	.17
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	.08
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC (e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $2.58 per share.	11/18/02	3%	625,677	1,106,000	.17
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$6,272,992	$7,385,241	$1.15

Affiliate Investments: (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,485,000	$.23
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16
EmergingMed.com, Inc. (e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$778,253 senior subordinated note at 8% due March 27, 2015. 1,955,967 common equity shares.	12/19/05	8%	778,253	0	.00

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2013 (Continued)

(Unaudited)

(a)		(b)	(c)		(d)(f)	Per
Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	Date Acquired	Equity	Cost	Fair Value	Share of Rand
First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due April 19, 2016. Warrant for 24,288 capital securities.	4/19/12	5%	577,556	577,556	.09
GiveGab, Inc. (e)(g) Ithaca, NY. GiveGab is a social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	1,397,428 Series A preferred shares.	3/13/13	6%	250,000	250,000	.04
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	19.081% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	.02
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of electronic ink, including screen-printable, inkjetable copper ink, silicon ink jet, and nickel ink jet utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment on paper, plastics and metals. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	.09
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.12
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $100,000 convertible note at 8% due December 31, 2013.	1/9/08	10%	491,373	491,373	.07
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2014. 15% Class A common membership interest.	9/24/09	15%	1,864,005	1,864,005	.29
QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$340,648 senior subordinated term note at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	656,285	656,285	.10
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	5%	1,208,728	1,344,728	.21
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, any element, anyplace on the planet. (Manufacturing) www.sciaps.com	87,500 Class B common shares.	7/12/13	5%	700,000	700,000	.11

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2013 (Continued)

(Unaudited)

(a)		(b)	(c)		(d)(f)	Per
Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	Date Acquired	Equity	Cost	Fair Value	Share of Rand
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08
Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$11,054,897	$10,403,360	$1.61

Control Investments (l)
Gemcor II, LLC (g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,606,451	$10,281,451	$1.60
Other Control Investments				108,981	99,500	.02

Subtotal Control Investments				$1,715,432	$10,380,951	$1.62

Total portfolio investments				$19,043,321	$28,169,552	$4.38

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2013 (Continued)

(Unaudited)

Notes to Consolidated Schedule of Portfolio Investments

(a) At September 30, 2013 restricted securities represented approximately 96% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c) Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent. As of September 30, 2013, the Corporation held no equity interests of less than one percent.

(d) The investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2013, ASC 820 designates 4% of the Corporation’s investments as “Level 1” and 96% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 3 “Investments” to the consolidated financial statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of September 30, 2013, the total cost of investment securities approximated $19 million. Net unrealized appreciation was approximately $9.1 million, which was comprised of $10.6 million of unrealized appreciation of investment securities and ($1.5) million related to unrealized depreciation of investment securities.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet. As of September 30, 2013 there were no amounts exceeding $50,000.

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

(m) Publicly owned company.

(n) On September 30, 2013, the Corporation’s shares of Synacor were valued at $2.58 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1).

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in February 1969. Rand operates as a publicly traded, closed-end, diversified management company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Rand Capital SBIC, Inc. (“Rand SBIC”) is a wholly-owned subsidiary of Rand, operating as a small business investment company (“SBIC”) and licensed by the U.S. Small Business Administration (“SBA”). The predecessor of Rand SBIC had originally been organized as a Delaware limited partnership, and was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under its current name. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC. Rand and its wholly-owned subsidiary Rand SBIC are referred to herein, collectively, as the “Corporation”.

The Corporation is listed on the NASDAQ Capital Market under the symbol “Rand”.

Rand operates Rand SBIC for the same investment purposes and with investments in similar loan and equity securities as Rand. The operations of Rand SBIC are consolidated with those of Rand for both financial reporting and tax purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2012
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2013, March 31, 2013 and September 30, 2012

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

Cash and Cash Equivalents—Temporary cash investments having an original maturity of three months or less when purchased are considered to be cash equivalents.

Financial Instruments—The carrying value of cash and cash equivalents, accrued interest receivable and payable and other receivables and payables, approximates fair value due to the relative short maturities of these financial instruments. The Company’s investments, including loan and debt securities and equity securities, are carried at their estimated fair value (See Note 3). The carrying amount of the SBA debentures approximates fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Original Issue Discount—Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $11,619 and $15,988 in OID income for the nine months ended September 30, 2013 and 2012, respectively.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the nine months ended September 30, 2013 and 2012 was $32,238 and $59,902, respectively.

SBA Leverage—The Corporation had $5,500,000 and $4,900,000 in outstanding SBA leverage at September 30, 2013 and December 31, 2012, respectively. The Corporation repaid $900,000 in SBA leverage during the nine months ended September 30, 2013. The $5,500,000 in outstanding leverage at September 30, 2013 matures in 2022 and 2023. The remaining undrawn SBA commitment at September 30, 2013 is $2,500,000 and expires on September 30, 2016. Subsequent to September 30, 2013, the Corporation received proceeds from SBA debentures in the amount of $1,500,000.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid, net of refunds, during the nine months ended September 30, 2013 and 2012 were $963,589 and $15,296, respectively. Interest paid during the nine months ended September 30, 2013 and 2012 was $128,083 and $135,870, respectively. The Corporation converted $245,501 and $84,655 of interest receivable into investments during the nine months ended September 30, 2013 and 2012, respectively.

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

Stockholders’ Equity (Net Assets)—At September 30, 2013 and December 31, 2012, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding common stock on the open market at prices no greater than the then current net asset value through November 1, 2013. The Corporation repurchased 185,318 shares during the nine months ended September 30, 2013 for a total cost of $546,541 and an average cost of $2.95/share. The Corporation had previously purchased 208,698 shares during 2012 and 44,100 during 2003 and 2002. At September 30, 2013, the total shares held in treasury were 438,116 with a total cost of $1,150,335. On October 24, 2013, the Corporation extended the stock buyback program through October 24, 2014 to accumulate up to an aggregate of 1,000,000 shares of its common stock on the open market at prices no greater than the then current net asset value.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2013, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2013 and $144,000 was earned and accrued pursuant to the Plan for the nine months ended September 30, 2012. During the year ended December 31, 2012, the Corporation approved and accrued $246,000 under the Plan, which was paid during the nine months ended September 30, 2013.

Income Taxes—The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in the recording of either a reduction of an income tax receivable or a deferred tax asset, or an income tax payable or a deferred tax liability.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the nine months ended September 30, 2013 or 2012.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2012. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

Concentration of Credit and Market Risk—The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

At September 30, 2013 Gemcor II, LLC (Gemcor), Liazon Corporation (Liazon), Microcision, LLC (Microcision), BinOptics Corporation (Binoptics) and Carolina Skiff LLC (Carolina Skiff) represented 36%, 7%, 7%, 6% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

Note 3. INVESTMENTS

The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

In the valuation process, the Corporation values private securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

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

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples where applicable, the financial and operational performance of the business, or the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available, however the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement.

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

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for GAAP accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases or decreases in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments will often be junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of September 30, 2013:

Investment Type	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,321,748	Market Approach	EBITDA Multiple	5X-12X
	414,214	Market Approach	Liquidation Seniority	1X
	99,500	Market Approach	Revenue Multiple	1X
	10,064,630	Market Approach	Transaction Pricing	Not applicable
	72,000	Black Scholes Pricing Model	Stock pricing and volatility	$1.13
Loan and Debt Investments	5,091,460	Face Value	Liquidation Seniority	Not applicable

Total	$27,063,552

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at September 30, 2013:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,287,736	$—	$—	$1,287,736
Debt investments	3,803,724	—	—	3,803,724
Equity investments	23,078,092	1,106,000	—	21,972,092

Total Venture Capital Investments	$28,169,552	$1,106,000	$0	$27,063,552

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2012:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,504,986	$—	$—	$1,504,986
Debt investments	4,082,174	—	—	4,082,174
Equity investments	24,192,626	3,540,400	—	20,652,226

Total Venture Capital Investments	$29,779,786	$3,540,400	$0	$26,239,386

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Losses included in net change in net assets from operations
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(440,707)	—	(440,707)
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	15,033	15,033
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	(314,009)	390,197	76,188
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
Emerging Med	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	45,126	—	45,126
GiveGab, Inc	—	—	250,000	250,000
Intrinsiq Material, Inc. (Intrinsiq)	—	—	600,002	600,002
Mercantile Adjustment Bureau, LLC (Mercantile)	—	82,497	—	82,497
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	81,426	—	81,426
Mid America Brick	150,000	—	—	150,000
SciAps, Inc. (Sciaps)	—	—	700,000	700,000
SocialFlow, Inc. (Social Flow)	—	—	500,000	500,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	150,000	412,256	2,569,866	3,132,122
Repayments of Securities
Gemcor II, LLC (Gemcor)	(190,365)	—	—	(190,365)
Mid America Brick	(150,000)	—	—	(150,000)
NDT	—	—	(15,033)	(15,033)
QuaDPharma, LLC (Quadpharma)	(26,885)	—	—	(26,885)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(367,250)	—	(953,197)	(1,320,447)
Transfers within Level 3	—	(249,999)	250,000	1

Ending Balance, September 30, 2013, of Level 3 Assets	$1,287,736	$3,803,724	$21,972,092	$27,063,552

Change in unrealized gains (losses) for the period included in changes in net assets				$76,188
Total gains (losses) for the period included in changes in net assets				($385,978)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861
Unrealized gains or losses included in net change in net assets from operations
Liazon Corporation (Liazon)	—	—	833,332	833,332
Ultra-Scan Corporation (UltraScan)	—	—	(513,246)	(513,246)
EmergingMed.com, Inc. (Emerging Med)	—	(337,546)	—	(337,546)

Total Unrealized Gains and Losses	—	(337,546)	320,086	(17,460)
Purchases of Securities/Changes to Securities/Non-cash conversions
Gemcor II, LLC (Gemcor)	1,000,000	—	—	1,000,000
QuaDPharma, LLC (Quadpharma)	250,000	—	250,000	500,000
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
First Wave Products Group, LLC (First Wave)	—	388,227	22,000	410,227
Liazon	—	—	275,000	275,000
Mezmeriz, Inc. (Mezmeriz)	—	250,000	—	250,000
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	126,698	137,000	263,698
Microcision LLC (Microcision)	—	76,718	—	76,718

Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,250,000	841,643	1,139,728	3,231,371
Repayments of Securities
Gemcor	(73,872)	—	—	(73,872)
QuaDPharma	(6,047)	—	—	(6,047)
NDT Acquisitions, LLC (NDT)	—	—	(15,271)	(15,271)

Total Repayments of Securities	(79,919)	—	(15,271)	(95,190)
Transfers within Level 3	—	—	—	—
Transfers in or out of Level 3 (A) (B)	—	—	(5,700,000)	(5,700,000)

Ending Balance, September 30, 2012, of Level 3 Assets	$1,497,192	$3,358,661	$16,494,729	$21,350,582

Change in unrealized gains or losses for the period included in changes in net assets				($17,460)
Total gains or losses for the period included in changes in net assets				—

(A)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.
(B)	Transfer from level 3 to level 2 during the first quarter of 2012 because observable market data became available for the restricted security. The Synacor, Inc. shares became freely tradable during August 2012 and were transferred from Level 2 to Level 1 at September 30, 2012.

Note 4. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine months ended September 30, 2013 (Unaudited)	Year ended December 31, 2012
Income from investment operations (1):
Investment income	$0.31	$0.39
Expenses	0.15	0.27

Investment gain before income taxes	0.16	0.12
Income tax expense	0.06	0.02

Net investment gain	0.10	0.10
Purchase of treasury stock (2)	0.03	0.04
Net realized and unrealized (loss) gain on investments	(0.13)	0.18

Increase in net asset value	0.00	0.32
Net asset value, beginning of period	3.90	3.58

Net asset value, end of period	$3.90	$3.90

Per share market price, end of period	$2.95	$2.34

Total return based on market value	26.1%	(24.5)%
Total return based on net asset value	(2.76)%	9.01%
Supplemental data:
Ratio of expenses before income taxes to average net assets	3.81%	7.16%
Ratio of expenses including taxes to average net assets	5.22%	7.65%
Ratio of net investment gain to average net assets	2.70%	2.73%
Portfolio turnover	10.81%	22.60%
Net assets, end of period	$25,069,474	$25,782,300
Shares outstanding, end of period	6,424,918	6,610,236

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

Business Developments

The United States and global economic conditions continued to improve throughout the first nine months of 2013 although a full economic recovery may take longer than expected due to various national and international issues which may have an adverse economic impact on all businesses, particularly small businesses. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future investment exits will happen.

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

Financial Condition

Overview:

	9/30/13	12/31/12	Decrease	% Decrease
Total assets	$32,681,010	$34,252,413	($1,571,403)	(4.6%)
Total liabilities	7,611,536	8,470,113	(858,577)	(10.1%)

Net assets	$25,069,474	$25,782,300	($712,826)	(2.8%)

Net asset value per share (NAV) was $3.90 at September 30, 2013 and December 31, 2012.

During the first nine months of 2013, the Corporation paid off $900,000 in SBA leverage with interest rates at 4.1%. The outstanding SBA leverage at September 30, 2013 is $5,500,000 and will mature in 2022 and 2023.

Cash and cash equivalents approximated 16% of net assets at September 30, 2013 and December 31, 2012.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	9/30/13	12/31/12	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$19,043,321	$18,492,059	$551,262	3.0%
Unrealized appreciation, net	9,126,231	11,287,727	(2,161,496)	(19.1%)

Investments at fair value	$28,169,552	$29,779,786	($1,610,234)	(5.4%)

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 112% of net assets at September 30, 2013 and 116% of net assets at December 31, 2012.

The change in investments during the nine months ended September 30, 2013, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
SciAps, Inc. (Sciaps)	$700,000
Intrinsiq Materials, Inc. (Intrinsiq)	600,002
Chequed.com, Inc. (Chequed)	500,000
SocialFlow, Inc. (Social Flow)	500,000
GiveGab, Inc. (GiveGab)	250,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	150,000
Mezmeriz, Inc. (Mezmeriz)	100,000
Mercantile Adjustment Bureau, LLC (Mercantile)	75,000

Total of new investments	2,875,002
Other changes to investments:
EmergingMed.com, Inc. (Emerging Med) interest conversion	103,207
Microcision LLC (Microcision) interest conversion	81,426
Mezmeriz interest conversion	19,864
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	45,126
Mercantile OID amortization	7,497

Total of other changes to investments	257,120
Investments repaid, sold or liquidated
Mid America Brick loss and repayment	(1,213,698)
Ultra-Scan Corporation (Ultra-Scan) sale	(938,164)
Synacor, Inc. sale	(196,716)
Gemcor II, LLC (Gemcor) repayment	(190,365)
QuaDPharma, LLC (Quadpharma) repayment	(26,884)
NDT Acquisitions, LLC (NDT) repayment	(15,033)

Total of investments repaid, sold or liquidated	(2,580,860)

Net change in investments	$551,262

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

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	September 30, 2013	September 30, 2012	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$598,241	$426,399	$171,842	40.3%
Interest from other investments	7,452	6,483	969	14.9%
Dividend and other investment income	1,389,083	1,745,742	(356,659)	(20.4%)
Other income	18,050	6,668	11,382	170.7%

Total investment income	$2,012,826	$2,185,292	($172,466)	(7.9%)

Interest from portfolio companies—The portfolio interest income increase is due to the fact the Corporation originated over $3.0 million in new debt instruments during the previous 18 months with interest rates ranging from 8% to 15%.

The Corporation ceased accruing interest income on the Emerging Med investment in 2013 and the G-Tec Natural Gas Systems (G-Tec) investment in 2004.

Interest from other investments—The minor increase in interest from other investments is primarily due to higher average cash balances during the nine months ending September 30, 2013 versus the nine months ending September 30, 2012.

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

Dividend income for the nine months ended September 30, 2013 consisted of a distribution from Gemcor II, LLC (Gemcor) for $1,247,300, New Monarch Machine Tool, Inc. (Monarch) for $68,522, Carolina Skiff LLC (Carolina Skiff) for $56,239, Somerset Gas Transmission Company, LLC (Somerset) for $16,670 and NDT Acquisitions LLC (NDT) for $352 .. Dividend income for the nine months ended September 30, 2012 consisted of a distribution from Gemcor for $1,559,964, Monarch for $169,023, Carolina Skiff for $9,163, Somerset for $6,950 and NDT for $642. The Corporation exited its debt investment in Monarch in 2008 and continues to hold a small ownership in the company.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $5,550 and $668 for the nine months ended September 30, 2013 and 2012, respectively. The board fees were $12,500 and $6,000 for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	September 30, 2013	September 30, 2012	Decrease	% Decrease
Total Expenses	$968,634	$1,202,052	($233,418)	(19.4%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office expenses and professional fees.

The 19% or $233,418 decrease in operating expenses for the nine months ended September 30, 2013 as compared to the same nine month period in 2012 is due primarily to the fact that the Corporation accrued $144,000 in bonus expense attributed to realized gains during the nine months ended September 30, 2012 and did not accrue any bonus expense for the nine months ended September 30, 2013. In addition, operating expenses are less in the current period due to a bad debt recovery of $64,654 during the nine months ended September 30, 2013.

Net Realized Gains and Losses on Investments

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	September 30, 2013	September 30, 2012	Increase
Net realized gain	$778,567	$415,097	$363,470

During the nine months ended September 30, 2013, the Corporation recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of September 30, 2013, the Corporation owned 428,643 shares of Synacor.

The Corporation also recognized a realized gain of $670,808 on the sale of its shares in Ultra-Scan to a strategic acquirer during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Corporation recognized a realized loss of $1,063,698 on its investment in Mid-America Brick when the company announced in February 2013 that it had filed for bankruptcy. Due to the subordinated nature of the Corporation’s investment holdings there was no recovery.

During the nine months ended September 30, 2012, the Corporation recognized a realized gain of $415,097 on the sale of 133,825 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 on February 10, 2012 and currently trades on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO.

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net decrease in unrealized appreciation on investments of ($2,161,496) during the nine months ended September 30, 2013 and a net increase of $1,135,790 during the nine months ended September 30, 2012.

The decrease in unrealized appreciation for the nine months ended September 30, 2013 was comprised of the following:

September 30, 2013
Reclass Mid America Brick & Structural Clay Products, LLC (Mid America Brick) to a realized loss	$1,063,698
NDT Acquisition, LLC (NDT)	15,033
EmergingMed.com, Inc. (Emerging Med)	(440,707)
Reclass Ultra-Scan Corporation (Ultra-Scan) to realized gain	(561,836)
Synacor, Inc. (Synacor)	(2,237,684)

Total change in net unrealized appreciation during the nine months ended September 30, 2013	($2,161,496)

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 428,643 shares of Synacor at a three day average bid price of $2.58 as of September 30, 2013.

The Emerging Med investment was written down based on a financial analysis of the company and to reflect anticipated liquidation proceeds. The NDT investment value was adjusted for royalties received.

The Mid America Brick investment was written off after the company filed for bankruptcy protection in the first quarter of 2013.

The increase in unrealized appreciation for the nine months ended September 30, 2012 was comprised of the following:

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

Net (Decrease) Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) increase in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2013, the net decrease in net assets from operations was ($166,285) as compared to a net increase in net assets from operations of $1,686,789 for the same nine month period in 2012.

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

As of September 30, 2013, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $3,946,504.

Management expects that the cash and cash equivalents at September 30, 2013, coupled with the $2,500,000 of available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Subsequent Events

Subsequent to September 30, 2013, the Corporation received proceeds from SBA debentures in the amount of $1,500,000. Additionally, subsequent to quarter end, the Corporation extended the stock buyback program through October 24, 2014 to accumulate up to an aggregate of 1,000,000 shares of its common stock.

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

As of September 30, 2013, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2013—7/31/2013	3,760	$2.94	3,760	128,267
8/1/2013—8/31/2013	—	—	—	128,267
9/1/2013—9/30/2013	66,383	$2.96	66,383	61,884

(1)	The total number of shares purchased was 70,143 for the third quarter of 2013. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through November 1, 2013. Subsequent to September 30, 2013, the Corporation extended the stock buyback program through October 24, 2014 to accumulate up to an aggregate of 1,000,000 shares of its common stock.

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

Dated: November 1, 2013

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer