Form 10-K
period 2013-12-31
RAND CAPITAL CORP
filed 2014-03-18
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (716) 853-0802

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $18,478,366 based upon the last closing price as quoted by NASDAQ Capital Market on such date.

As of March 10, 2014 there were 6,411,918 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Throughout the Corporation’s history, its principal business has been to make venture capital investments in small to medium sized companies that are engaged in the exploitation of new or unique products or services, typically in New York and its surrounding states. The Corporation’s principal investment objective is to achieve long-term capital appreciation while maintaining a current cash flow from debt instruments. The Corporation invests in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of warrants, and options to acquire stock or the right to convert the debt securities into stock. Rand SBIC has been the Corporation’s primary investment vehicle since its formation and it is anticipated that will continue to be the case in 2014. Consistent with its status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, the Corporation provides managerial assistance, often in the form of a board of directors’ seat, to the portfolio companies in which it invests.

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

Regulation as a Business Development Company

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1) be a domestic company;

(2) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”);

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2013 the Corporation was in compliance with this rule.

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

The types and dollar amounts of the loans and other investments an SBIC that is a BDC may make are limited by the 1940 Act, the Small Business Act (the “SBA Act”) and SBA regulations. The SBA is authorized to examine the operations of SBICs, and an SBIC’s ability to obtain funds from the SBA is also governed by SBA regulations.

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

SBA debentures are issued with ten year maturities. Interest only is payable semi-annually until maturity. All of the Corporation’s outstanding SBA debentures may be prepaid without penalty. To reserve the approved SBA debenture leverage the Corporation must pay an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are then expensed over the life of the corresponding SBA debenture instruments. The total remaining SBA commitment available at December 31, 2013 is $1,000,000 which expires on September 30, 2016. At December 31, 2013 the Corporation had $7,000,000 in total outstanding leverage.

Employees

As of December 31, 2013, the Corporation had four employees.

Item 1A.    Risk Factors

The Corporation is Subject to Risks Created by the Valuation of its Portfolio Investments

At December 31, 2013, 96% of the Corporation’s portfolio investments are private securities and are not publicly traded. There is typically no public market for securities of the small privately held companies in which the Corporation invests. Investments are valued in accordance with the Corporation’s established valuation policy and are stated at fair value as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. In the absence of a readily ascertainable market value, the estimated value of the Corporation’s portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net increase (decrease) in unrealized appreciation.”

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

Investing in Private Companies involves a High Degree of Risk

The Corporation typically invests a substantial portion of its assets in small and medium sized private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. The Corporation expects that some of its venture capital investments will become worthless and that some will appear likely to become successful but will never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments.

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

The Corporation’s common stock, par value $0.10 per share (“Common Stock”), is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2013 Quarter ended:	High	Low
March 31st	$3.10	$2.30
June 30th	$3.15	$2.76
September 30th	$3.01	$2.90
December 31st	$3.19	$2.73

2012 Quarter ended:	High	Low
March 31st	$3.48	$2.83
June 30th	$3.49	$2.56
September 30th	$3.10	$2.46
December 31st	$2.81	$2.18

The Corporation has not paid any cash dividends in its most recent two fiscal years, and it has no present intention of paying cash dividends in the 2014 fiscal year.

Treasury Stock

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan(3)	Maximum number of shares that may yet be purchased under the share repurchase program(3)
10/1 – 10/31/2013	—	—	—	61,884	*
11/1 – 11/30/2013	—	—	—	561,884
12/1 – 12/31/13	13,000	$3.06	13,000	548,884

(1)	The total number of shares repurchased during 2013 was 198,318 shares. All transactions were made in the open market.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)	On October 24, 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Common Stock on the open market at prices no greater than the then current net asset value through October 24, 2014.

*	Prior to the October 24, 2013 authorization, the Board of Directors authorized the repurchase of up to 500,000 shares of the Common Stock on the open market through November 1, 2013 at prices no greater than current net asset value.

Profit Sharing and Stock Option Plans

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s executive officers in connection with the formation of its SBIC subsidiary. As of December 31, 2013, no stock options had been awarded under the Option Plan. Because Section 57(n) of the

1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $887,244 and $246,000 under the Plan for the years ended December 31, 2013 and 2012, respectively. There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid in 2011. The remaining $15,940 was related to an escrow receivable and was paid in 2012 when the escrow was received. Estimated payroll taxes on the profit sharing payments have been accrued at December 31, 2013 and 2012, respectively. The amounts approved do not exceed the defined limits.

Shareholders of Record

On March 10, 2014 the Corporation had a total of 833 shareholders, which included 95 record holders of its Common Stock, and an estimated 738 shareholders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Stock Repurchase Plan

On October 24, 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock on the open market at prices no greater than the then current net asset value through October 24, 2014. During 2013, the Corporation repurchased 198,318 shares for $586,325 which is an average of $2.96 per share. At December 31, 2013 the total treasury shares held was 451,116 shares with a total cost of $1,190,119.

Corporation Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for the Common Stock, the NASDAQ Market Index, and the Corporation’s Peer Group, assuming a base index of $100 at the end of 2008. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2013

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDING

Company/Index/Market	2008	2009	2010	2011	2012	2013
Rand Capital Corporation	$100.00	$113.71	$92.29	$88.57	$66.86	$87.71
NASDAQ Market Index	$100.00	$145.32	$171.50	$170.08	$199.76	$279.90
Peer Group Index	$100.00	$174.89	$240.49	$227.97	$308.97	$381.45

The Peer Group is comprised of the following companies:

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

The performance graph information provided above will not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of section 18 of the Securities Exchange Act, unless in the future the Corporation specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act or the Exchange Act.

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

Balance Sheet Data as of December 31:

	2013	2012	2011	2010	2009
Total assets	$39,750,370	$34,252,413	$31,331,957	$35,091,260	$35,631,371
Total liabilities	$11,681,038	$8,470,113	$6,932,836	$12,040,442	$12,425,490
Net assets	$28,069,332	$25,782,300	$24,399,121	$23,050,818	$23,205,881
Net asset value per outstanding share	$4.38	$3.90	$3.58	$3.38	$3.40
Common stock shares outstanding	6,411,918	6,610,236	6,818,934	6,818,934	6,818,934

Operating Data for the year ended December 31:

	2013	2012	2011	2010	2009
Investment income	$2,451,036	$2,604,621	$1,292,352	$847,283	$1,749,525
Total expenses	$2,359,252	$1,795,600	$1,661,674	$2,367,911	$1,850,113
Net investment gain (loss), net of tax	$154,478	$686,061	$(81,738)	$(973,189)	$(63,878)
Net realized gain (loss) on sales and dispositions of investments, net of tax	$4,374,354	$831,139	$(1,515,885)	$3,222,688	$2,007,974
Net (decrease) increase in unrealized appreciation, net of tax	$(1,655,475)	$422,567	$2,945,926	$(2,404,562)	$(2,683,516)
Net increase (decrease) in net assets from operations	$2,873,357	$1,939,767	$1,348,303	$(155,063)	$(739,420)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of the Corporation’s financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Business Overview

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in August 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed small business investment company were continued by a newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). On February 28, 2012 the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemptions described above, in March 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).

The Corporation anticipates that most, if not all, of its investments in the next year will be originated through Rand SBIC.

The Corporation’s primary business is making subordinated debt and equity investments in small and medium-sized companies that meet certain criteria which may include:

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

The Corporation’s management team identifies investment opportunities through a network of investment referral relationships. Investment proposals may, however, come to the Corporation from other sources, including unsolicited proposals from companies and referrals from banks, lawyers, accountants and other members of the financial community. The Corporation believes that its reputation in the investment community and experience provide a competitive advantage in originating qualified new investments.

In a typical private financing, the management team of the Corporation will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. Additionally, the Corporation will familiarize itself with the portfolio company’s industry and competition and may conduct reference checks with customers and suppliers of the portfolio company.

Following an initial investment in a portfolio company, the Corporation may make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to the Corporation to increase or maintain the Corporation’s position in a promising portfolio company, or provide an additional investment to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions.

The Corporation may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of the Corporation’s portfolio investments can be critical to the realization of maximum total return. The Corporation generally expects to dispose of its equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. The Corporation anticipates its debt investments will be repaid with interest and hopes to realize further appreciation from the warrants or other equity type instruments it receives in connection with the investment. The Corporation funds new investments and operating expenses through existing cash balances, proceeds from SBA debentures, investment returns, and interest and principal payments from its portfolio companies.

2013 Highlights and Outlook

The United States and global economic conditions continued to improve throughout 2013. Economic indicators were good throughout 2013 and the global economy seems to be gaining momentum. To the extent financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future exits will happen.

The Corporation’s net asset value increased $0.48, or 12% during 2013, closing the year at $4.38 per share, up from $3.90 per share at December 31, 2012. At December 31, 2013, the Corporation’s total investment portfolio was valued at $28.3 million, which exceeds its cost basis of $19.9 million, reflecting $8.4 million in net unrealized appreciation.

The Corporation’s common stock traded below its net asset value per share during 2013 and 2012, closing 2013 at $3.07 per share.

During 2013, the Corporation recognized $2,451,036 in total investment income, a decrease of $153,585 from $2,604,621 of investment income in 2012. The decrease is primarily attributable to a decrease in dividend income from $1,957,621 in 2012 to $1,623,633 in 2013. The Corporation received dividends from portfolio companies that are limited liability companies, which as a group comprise approximately 64% of the value of the Corporation’s portfolio at December 31, 2013. Dividends from these portfolio companies may fluctuate from period to period based not only on the profitability of the portfolio company but also on the timing of distributions the companies make.

The Corporation recognized a net realized gain of $4,374,354 during 2013 and its investment valuation changes resulted in a net decrease in unrealized appreciation of $(1,655,475). Total expenses at December 31, 2013 were $2,359,252, which represented a $563,652, or 31.4% increase from the 2012 expense amount of $1,795,600, which was primarily attributable to the increase in profit sharing compensation expense earned as a result of the realized gains during 2013.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance require the Corporation to closely monitor its accounting policies and procedures. The Corporation has two critical accounting policies that require the use of significant judgment. The following summary of critical accounting policies is intended to enhance a reader’s ability to assess the Corporation’s financial condition and results of operations and the potential volatility due to changes in estimates.

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

The Corporation’s investments are carried at fair value in accordance with FASB Accounting Standards Codification (ASC) 820, “fair value measurements and disclosures”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net (decrease) increase in unrealized appreciation on investments.”

Under the valuation policy, the Corporation values unrestricted publicly held securities at the average closing bid price for the last three trading days of the month.

In the valuation process, the Corporation values private securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or past sales transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant to assess valuation.

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

When appropriate, the Black-Scholes pricing model is used to estimate the fair value of warrants for U.S. GAAP accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases or decreases in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

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

Revenue Recognition

Interest income generally is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest income is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

The Corporation may receive distributions from portfolio companies that are limited liability companies. These distributions are classified as dividend income on the consolidated statement of operations and are recognized when the amount can be reasonably estimated.

Financial Condition

Overview:

	12/31/13	12/31/12	Increase	% Increase
Total assets	$39,750,370	$34,252,413	$5,497,957	16.1%
Total liabilities	11,681,038	8,470,113	3,210,925	37.9%

Net assets	$28,069,332	$25,782,300	$2,287,032	8.9%

Net asset value per share (NAV) was $4.38 per share at December 31, 2013 versus $3.90 per share at December 31, 2012.

During 2013, the Corporation paid off $900,000 in SBA leverage with interest rates approximating 4.4% (including a SBA annual charge of 0.804%) and subsequently drew down $3,000,000 of additional SBA leverage with interest rates up to approximately 4.5% (including a SBA annual charge of 0.804%). The outstanding SBA leverage at December 31, 2013 is $7,000,000. The leverage draw downs in 2013 will mature in 2023 and 2024.

Cash and cash equivalents approximated 35% of net assets at December 31, 2013 compared to 16% at December 31, 2012.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the year-ends indicated.

	12/31/13	12/31/12	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$19,894,810	$18,492,059	$1,402,751	7.6%
Unrealized appreciation, net	8,453,743	11,287,727	(2,833,984)	(25.1%)

Investments, at fair value	$28,348,553	$29,779,786	$(1,431,233)	(4.8%)

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 101% of net assets at December 31, 2013 and 116% of net assets at December 31, 2012.

The change in investments, at cost, during the year ended December 31, 2013, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
SciAps, Inc. (Sciaps)	$1,000,000
Rheonix Inc. (Rheonix)	891,271
Intrinsiq Materials, Inc. (Intrinsiq)	600,002
Chequed.com, Inc. (Chequed)	500,000
SocialFlow, Inc. (Social Flow)	500,000
GiveGab, Inc. (Give Gab)	250,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	250,000
QuaDPharma, LLC (Quadpharma)	250,000
First Wave Products Group, LLC (First Wave)	200,000
Mezmeriz, Inc. (Mezmeriz)	200,000
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	150,000
Mercantile Adjustment Bureau, LLC (Mercantile)	75,000

Total of new investments	4,866,273
Other changes to investments:
Microcision LLC (Microcision) interest conversion	109,386
EmergingMed.com, Inc. (Emerging Med) interest conversion	103,207
First Wave interest conversion and OID amortization	65,405
Mercantile interest conversion and OID amortization	27,952
Mezmeriz interest conversion	19,864

Total of other changes to investments	325,814
Investments repaid, sold or liquidated
Mid America Brick realized loss and repayment	(1,213,698)
Liazon Corporation (Liazon) sale	(1,133,199)
Ultra-Scan Corporation (Ultra-Scan) sale	(938,164)
Gemcor II, LLC (Gemcor) repayment	(261,498)
Synacor, Inc. sale	(196,716)
QuaDPharma, LLC (Quadpharma) repayment	(26,884)
NDT Acquisitions, LLC (NDT) repayment	(19,177)

Total of investments repaid, sold or liquidated	(3,789,336)

Net change in investments, at cost	$1,402,751

The Corporation’s top five portfolio companies represented 45% of total assets at December 31, 2013:

Company	Industry	Fair Value at December 31, 2013	% of Total Assets at December 31, 2013
Gemcor	Manufacturing — Aerospace Machinery	$10,210,319	26%
Rheonix	Manufacturing — Testing Devices	$2,235,999	6%
Microcision	Manufacturing — Medical Products	$1,891,965	5%
Carolina Skiff	Manufacturing — Boats	$1,835,000	5%
BinOptics	Manufacturing — semiconductor	$1,799,999	5%

The Corporation’s top five portfolio companies represented 58% of total assets at December 31, 2012:

Company	Industry	Fair Value at December 31, 2012	% of Total Assets at December 31, 2012
Gemcor	Manufacturing — Aerospace Machinery	$10,471,817	31%
Synacor	Software	$3,540,400	10%
Liazon	Service — Health benefits exchange	$2,108,331	6%
BinOptics	Manufacturing — semiconductor	$1,799,999	5%
Microcision	Manufacturing — Medical Products	$1,782,579	5%

Below is the geographic breakdown of the Corporation’s investments at fair value as of December 31, 2013 and 2012:

Geographic Region	% of Net Asset Value at December 31, 2013	% of Net Asset Value at December 31, 2012
USA – East	93%	94%
USA – South	7%	6%

	100%	100%

As of December 31, 2013 and 2012, the Corporation’s investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2013:
Subordinated Debt and Promissory Notes	$6,217,274	31%	$5,439,021	19%
Convertible Debt	200,000	1	200,000	1
Equity and Membership Interests	13,405,536	68	22,637,532	80
Equity Warrants	72,000	—	72,000	—

Total	$19,894,810	100%	$28,348,553	100%

December 31, 2012:
Subordinated Debt and Promissory Notes	$5,801,404	32%	$5,337,160	18%
Convertible Debt	250,000	1	250,000	1
Equity and Membership Interests	12,231,655	66	24,120,626	81
Equity Warrants	209,000	1	72,000	—

Total	$18,492,059	100%	$29,779,786	100%

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

Comparison of the years ended December 31, 2013 and 2012

Investment income for the year ended December 31, 2013 decreased 6%, or $153,585, from $2,604,621 for the year ended December 31, 2012 to $2,451,036 for the year ended December 31, 2013. The net decrease was primarily attributable to a decrease in the dividend income distributed to the Corporation.

	December 31, 2013	December 31, 2012	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$793,071	$624,581	$168,490	27%
Interest from other investments	10,932	9,282	1,650	18%
Dividend and other investment income	1,623,633	1,957,621	(333,988)	(17%)
Other income	23,400	13,137	10,263	78%

Total investment income	$2,451,036	$2,604,621	($153,585)	(6%)

Interest from portfolio companies — The portfolio interest income increase is due to the fact the Corporation originated over $2.5 million in new debt instruments during the previous 18 months with interest rates ranging from 8% to 15%.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on Emerging Med in 2012, Mid America Brick in 2012 and G-Tec Natural Gas Systems (G-Tec) in 2004.

Interest from other investments — The minor increase in interest from other investments is primarily due to higher average cash balances during the year ended December 31, 2013 versus the year ended December 31, 2012. The cash balances at December 31, 2013 and 2012 were $9,764,810 and $4,224,763, respectively.

Dividend and other investment income — Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs’ to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. Dividend income will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, in the current year the Corporation received dividends from a non-LLC portfolio company.

Dividend income for the year ended December 31, 2013 consisted of distributions from Gemcor II, LLC (Gemcor) for $1,481,675, New Monarch Machine Tool, Inc. (Monarch) for $68,522, Carolina Skiff LLC (Carolina Skiff) for $56,239, Somerset Gas Transmission Company, LLC (Somerset) for $16,670 and NDT Acquisition LLC (NDT) for $527. Dividend income for the year ended December 31, 2012 consisted of distributions from Gemcor for $1,733,806, Monarch for $191,864, Carolina Skiff for $24,079, Somerset for $6,950 and NDT for $922. The Corporation exited its debt investment in Monarch in 2008 and continues to hold a small ownership in the company.

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

The income associated with the amortization of financing fees was $7,400 and $2,136 for the years ended December 31, 2013 and 2012, respectively. The annualized financing fee income based on the existing portfolio is expected to be approximately $7,400 in 2014 and 2015.

The board fees were $16,000 and $11,000 for the years ended December 31, 2013 and 2012, respectively.

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$624,581	$728,118	($103,537)	(14%)
Interest from other investments	9,282	30,364	(21,082)	(69%)
Dividend and other investment income	1,957,621	516,189	1,441,432	279%
Other income	13,137	17,681	(4,544)	(26%)

Total investment income	$2,604,621	$1,292,352	$1,312,269	102%

Interest from portfolio companies — The portfolio interest income decrease was due to the fact that two investments, Liazon Corporation (Liazon) and Chequed.com (Chequed), were converted from debt instruments to equity instruments in 2011 and therefore did not contribute to interest income during 2012. In addition, during 2012 the two Carolina Skiff LLC (Carolina Skiff) investments were accruing interest on a lower compounded principal balance due to the fact that Carolina Skiff paid off approximately $1.3 million in accrued interest in December 2011. The interest recognized for these two instruments for the year ended December 31, 2012 was $215,651 versus $362,258 for the same period in 2011.

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

Interest from other investments — The decrease in interest from other investments was primarily due to lower average cash balances throughout 2012. The cash balance at December 31, 2012 and 2011 was $4,224,763 and $4,517,985, respectively.

Dividend and other investment income — Dividend income is comprised of distributions from LLCs’ in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLCs’ profits. These portfolio companies may also elect to distribute additional discretionary distributions. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions. In addition, during 2012 the Corporation received dividends from a non-LLC portfolio company.

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

The income associated with the amortization of financing fees was $2,136 and $5,650 for the years ended December 31, 2012 and 2011, respectively. The board fees were $11,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses

Comparison of the years ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012	Increase	% Increase
Total expenses	$2,359,252	$1,795,600	$563,652	31%

Operating expenses predominately consist of compensation expense and the related benefits, interest expense on outstanding SBA borrowings, and general and administrative expenses including shareholder and office expenses and professional fees.

The increase in operating expenses during the year ended December 31, 2013 is comprised primarily of a $595,244 increase in Bonus and Profit Sharing expense, a $63,335 increase in Employee Benefit expense and a $53,340 increase in Salary expense. Bonus and Profit Sharing expense increased due to the accrual of $887,244 in profit sharing obligations and $80,000 in bonus accrual for the year ended December 31, 2013 attributed to the increase in realized gains during 2013. For the year ended December 31, 2012 the Corporation accrued $246,000 in profit sharing obligations and $136,000 in bonus accrual. These expense increases are offset by a $139,449 decrease in Bad Debt expense. Bad debt (recovery) expense was ($64,654) and $74,795 for the years ended December 31, 2013 and 2012, respectively.

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	Increase	% Increase
Total expenses	$1,795,600	$1,661,674	$133,926	8%

The increase in operating expenses during the year ended December 31, 2012 was comprised primarily of a $323,000 increase in Bonus and Profit Sharing expense, a $74,795 increase in Bad Debt expense and a 24% or $19,500 increase in Directors’ Fees. Bonus and Profit Sharing expense increased due to the accrual of $246,000 in profit sharing obligations and $136,000 in bonus accrual for the year ended December 31, 2012. The Directors’ Fee expense increased due to a change in the Directors’ fee structure during the year ended December 31, 2012. This increase is offset by a 68% or $364,500 decrease in SBA interest expense. Interest expense decreased due to the fact that the Corporation paid off a total of $9,100,000 in SBA leverage during 2011 and 2012 and drew down $4,000,000 in SBA leverage during 2012 at lower interest rates.

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012	Increase	% Increase
Realized gain	$7,034,180	$1,334,118	$5,700,062	427%

Liazon Corporation was sold to a strategic acquirer in November 2013 and the Corporation received approximately $7.4 million in net proceeds for its equity securities. The realized gain from the sale was $6,256,482 and included $1,153,277 that was held in escrow at December 31, 2013 in the other assets line on the consolidated statement of financial position. The escrow is scheduled to be released during 2014, subject to potential claims.

During the year ended December 31, 2013, the Corporation recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of December 31, 2013, the Corporation owned 428,643 shares of Synacor.

The Corporation also recognized a realized gain of $669,939 on the sale of its shares in Ultra-Scan to a strategic acquirer during the year ended December 31, 2013 and includes $181,141 held in escrow. The escrow is scheduled to be received during 2014 and 2015.

The Corporation realized a loss of $1,063,698 on its investment in Mid-America Brick during the year ended December 31, 2013 when the company announced in February 2013 that it had filed for bankruptcy. Due to the subordinated nature of the Corporation’s investment holdings there was no recovery.

Comparison of the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	Increase	% Increase
Realized gain (loss)	$1,334,118	($2,205,551)	$3,539,669	161%

During the year ended December 31, 2012, the Corporation recognized a realized gain of $1,351,771 on the sale of 305,344 shares of Synacor, Inc. (Synacor). Synacor completed an Initial Public Offering (IPO) at $5.00 per share on February 10, 2012 trading on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 986,187 shares prior to the IPO. As of December 31, 2012, the Corporation owned 680,843 shares of Synacor.

The Corporation also realized a loss on SmartPill Corp. for ($17,653) during the year ended December 31, 2012 when the portfolio company was sold.

During the year ended December 31, 2011, the Corporation recognized a loss of ($1,780,612) on Niagara Dispensing, a loss of ($293,519) on Associates Interactive LLC (Associates) and a loss of ($131,420) on Innov-X Systems, Inc. (Innovex).

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

Change in Net Unrealized Appreciation of Investments

For the years ended December 31, 2013 and 2012

	December 31, 2013	December 31, 2012	Decrease	% Decrease
Change in Net Unrealized Appreciation	($2,833,984)	$764,548	($3,598,532)	(471%)

The decrease in net unrealized appreciation for the year ended December 31, 2013 was comprised of the following items:

Valuation Change during 2013
Reclass Mid America Brick & Structural Clay Products, LLC (Mid America Brick) to a realized loss	$1,063,698
Carolina Skiff LLC (Carolina Skiff)	350,000
NDT Acquisition, LLC (NDT)	19,178
EmergingMed.com, Inc. (Emerging Med)	(440,707)
Reclass Ultra-Scan Corporation (Ultra-Scan) to realized gain	(561,836)
Reclass Liazon Corporation (Liazon) to realized gain	(975,133)
Synacor, Inc. (Synacor)	(2,289,184)

Total change in net unrealized appreciation during the year ended December 31, 2013	($2,833,984)

The Mid America Brick investment was written off after the company filed for bankruptcy protection in the first quarter of 2013.

Carolina Skiff’s value was adjusted based on a financial analysis of the portfolio company indicating continued improved performance.

The NDT investment value was adjusted for royalties received.

The Emerging Med investment was written down based on a financial analysis of the company and to reflect anticipated liquidation proceeds.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 428,643 shares of Synacor at a three day average bid price of $2.46 at December 31, 2013.

The increase in net unrealized appreciation for the year ended December 31, 2012 was comprised of the following items:

Portfolio Company	Valuation Change during 2012
Gemcor II, LLC (Gemcor)	$2,175,000
Liazon	833,332
Ultra-Scan	561,836
Carolina Skiff	235,000
Reclass SmartPill Corp. (SmartPill) to a realized loss	17,653
NDT	(24,514)
Emerging Med	(337,546)
Mid America Brick	(1,063,698)
Synacor	(1,632,515)

Total change in net unrealized appreciation during the year ended December 31, 2012	$764,548

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

The Mid America Brick investment was written down during the year ended December 31, 2012 after a review by the Corporation’s management of its financials and an analysis of the liquidation preferences of senior securities. The Emerging Med and NDT investments were written down based on a financial analysis of each company.

For the years ended December 31, 2012 and 2011

	December 31, 2012	December 31, 2011	Decrease	% Decrease
Change in Net Unrealized Appreciation	$764,548	$4,731,595	($3,967,047)	(83.8%)

The increase in net unrealized appreciation for the year ended December 31, 2012 was comprised of the following items:

Portfolio Company	Valuation Change during 2012
Gemcor	$2,175,000
Liazon	833,332
Ultra-Scan	561,836
Carolina Skiff	235,000
Reclass SmartPill to a realized loss	17,653
NDT	(24,514)
Emerging Med	(337,546)
Mid America Brick	(1,063,698)
Synacor	(1,632,515)

Total change in net unrealized appreciation during the year ended December 31, 2012	$764,548

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

The increase in unrealized appreciation for the year ended December 31, 2011 was comprised of the following items:

Portfolio Company	Valuation Change during 2011
Reclass Niagara Dispensing to realized loss	$1,729,113
Synacor	1,531,999
Gemcor	1,300,000
Reclass Associates to a realized loss	293,518
Liazon	141,801
Ultra-Scan	(264,836)

Total change in net unrealized appreciation during the year ended December 31, 2011	$4,731,595

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

Net Increase (Decrease) in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. During the year ended December 31, 2013, the net increase in net assets from operations was $2,873,357 as compared to net increases of $1,939,767 in 2012 and $1,348,303 in 2011.

Liquidity and Capital Resources

The Corporation’s principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and may provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2013, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $9,764,810.

Net cash provided by operating activities has averaged approximately $1,064,000 over the last three years and management anticipates cash will continue to be provided at similar levels. The cash flow may fluctuate based on dividend income, realized gains and the associated income taxes paid.

The Corporation had approximately $4,607,000 provided by net cash flow from investing activities for fiscal year 2013 and used approximately $3,598,000 during fiscal year 2012 and used approximately $1,742,000 in net cash flow from investing activities in fiscal year 2011. The Corporation will generally use cash in investing activities as it builds its portfolio utilizing its available cash and proceeds from liquidations of portfolio investments. The Corporation anticipates that it will continue to exit investments over the next several years. However, significant liquidating events within the Corporation’s investment portfolio are difficult to project with any certainty.

The following table summarizes the SBA leverage at December 31, 2013 and December 31, 2012:

	12/31/13	12/31/12
Outstanding SBA leverage	$7,000,000	$4,900,000
Outstanding SBA commitment	$1,000,000	$4,000,000

The following table summarizes the cash to be received over the next five years from portfolio companies based on contractual obligations as of December 31, 2013. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are contained in the investment documents of each portfolio company.

	Cash Receipts due by year
	2014	2015	2016	2017	2018 and beyond
Scheduled Cash Receipts from Portfolio Companies	$1,100,000	$870,000	$3,900,000	$1,700,000	$—

The preceding table only includes debenture instruments and does not include any equity investments which may provide additional proceeds upon exit of the investment.

Management expects that the cash and cash equivalents at December 31, 2013, coupled with the available $1,000,000 in SBA leverage and the scheduled interest payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout 2014. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows the Corporation’s specified contractual obligations at December 31, 2013. The Corporation does not have any capital lease obligations or other long-term liabilities reflected on its balance sheet.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA Debentures	$7,000,000	$0	$0	$0	$7,000,000
SBA Interest Expense	$2,464,000	$228,000	$770,000	$513,000	$953,000
Operating Lease Obligations (Rent of office space)	$36,120	$17,880	$18,240	$0	$0

Total	$9,500,120	$245,880	$788,240	$513,000	$7,953,000

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy. (The discussion of valuation policy contained in “Note 1 — Summary of Significant Accounting Policies — Investments” in the consolidated financial statements contained in Item 8 of this report is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investments.”

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

As of December 31, 2013, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2013	2012
ASSETS
Investments at fair value:
Control investments (cost of $1,640,156 and $1,920,831, respectively)	$10,309,819	$10,571,317
Affiliate investments (cost of $12,844,406 and $9,374,343, respectively)	12,542,869	8,099,815
Non-affiliate investments (cost of $5,410,248 and $7,196,885, respectively)	5,495,865	11,108,654

Total investments, at fair value (cost of $19,894,810 and $18,492,059, respectively)	28,348,553	29,779,786
Cash and cash equivalents	9,764,810	4,224,763
Interest receivable (net of allowance: 2013 — $122,000 and 2012 — $196,795)	58,093	33,025
Other assets	1,578,914	214,839

Total assets	$39,750,370	$34,252,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,000,000	$4,900,000
Deferred tax liability	2,206,808	2,946,614
Income tax payable	1,223,427	27,695
Accounts payable and accrued expenses	1,224,339	561,940
Deferred revenue	26,464	33,864

Total liabilities	11,681,038	8,470,113
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,411,918 as of 12/31/13 and 6,610,236 as of 12/31/12	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(889,317)	(1,043,795)
Undistributed net realized gain on investments	13,522,890	9,148,536
Net unrealized appreciation on investments	5,357,785	7,013,260
Treasury stock, at cost; 451,116 shares as of 12/31/13 and 252,798 shares as of 12/31/12	(1,190,119)	(603,794)

Total stockholders’ equity (net assets) (per share 2013 — $4.38, 2012 — $3.90)	28,069,332	25,782,300

Total liabilities and stockholders’ equity	$39,750,370	$34,252,413

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment income:
Interest from portfolio companies:
Control investments	$154,695	$78,132	$55,173
Affiliate investments	491,339	488,016	625,389
Non-Control/Non-Affiliate investments	147,037	58,433	47,556

Total interest from portfolio companies	793,071	624,581	728,118
Interest from other investments:
Non-Control/Non-Affiliate investments	10,932	9,282	30,364

Total interest from other investments	10,932	9,282	30,364
Dividend and other investment income:
Control investments	1,482,202	1,734,728	263,701
Affiliate investments	124,761	215,943	189,328
Non-Control/Non-Affiliate investments	16,670	6,950	63,160

Total dividend and other investment income	1,623,633	1,957,621	516,189

Other income:
Control investments	14,000	8,000	8,333
Affiliate investments	4,400	3,666	4,000
Non-Control/Non-Affiliate investments	5,000	1,471	5,348

Total other income	23,400	13,137	17,681

Total investment income	2,451,036	2,604,621	1,292,352

Operating expenses:
Salaries	541,500	488,160	475,000
Bonus and profit sharing	967,244	382,000	59,000
Employee benefits	233,967	170,632	117,367
Directors’ fees	101,250	99,750	80,250
Professional fees	126,612	150,105	145,132
Stockholders and office operating	135,483	128,872	120,612
Insurance	34,304	38,770	35,281
Corporate development	80,338	72,593	69,005
Other operating	14,977	18,785	24,389

	2,235,675	1,549,667	1,126,036
Interest on SBA obligations	188,231	171,138	535,638
Bad debt (recovery) expense	(64,654)	74,795	—

Total expenses	2,359,252	1,795,600	1,661,674

Investment gain (loss) before income taxes	91,784	809,021	(369,322)
Income tax (benefit) expense	(62,694)	122,960	(287,584)

Net investment gain (loss)	154,478	686,061	(81,738)

Net realized gain (loss) on investments:
Affiliate investments	(1,063,698)	—	(2,205,551)
Non-Control/Non-Affiliate investments	8,097,878	1,334,118	—

Realized gain (loss) on sales and dispositions, net	7,034,180	1,334,118	(2,205,551)
Income tax expense (benefit)	2,659,826	502,979	(689,666)

Net realized gain (loss) on investments	4,374,354	831,139	(1,515,885)
Net increase (decrease) in unrealized appreciation on investments:
Control investments	19,178	2,150,486	1,300,000
Affiliate investments	972,991	(1,166,244)	2,022,631
Non-Control/Non-Affiliate investments	(3,826,153)	(219,694)	1,408,964

Change in unrealized appreciation before income taxes	(2,833,984)	764,548	4,731,595
Deferred income tax (benefit) expense	(1,178,509)	341,981	1,785,669

Net (decrease) increase in unrealized appreciation	(1,655,475)	422,567	2,945,926

Net realized and unrealized gain on investments	2,718,879	1,253,706	1,430,041

Net increase in net assets from operations	$2,873,357	$1,939,767	$1,348,303

Weighted average shares outstanding	6,513,385	6,770,389	6,818,934
Basic and diluted net increase in net assets from operations per share	$0.44	$0.29	$0.20

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net assets at beginning of period	$25,782,300	$24,399,121	$23,050,818
Net investment gain (loss)	154,478	686,061	(81,738)
Net realized gain (loss) on sales and dispositions of investments	4,374,354	831,139	(1,515,885)
Net (decrease) increase in unrealized appreciation	(1,655,475)	422,567	2,945,926

Net increase in net assets from operations	2,873,357	1,939,767	1,348,303
Purchase of treasury stock	(586,325)	(556,588)	—

Total increase in net assets	2,287,032	1,383,179	1,348,303

Net assets at end of period	$28,069,332	$25,782,300	$24,399,121

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net increase in net assets from operations	$2,873,357	$1,939,767	$1,348,303
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Depreciation and amortization	38,758	64,368	98,193
Original issue discount accretion	(15,492)	(19,028)	(37,000)
Change in interest receivable allowance	(74,795)	74,795	(36,245)
Decrease (increase) in unrealized appreciation of investments	2,833,984	(764,548)	(4,731,595)
Deferred tax (benefit) expense	(739,806)	262,975	1,639,324
Realized (gain) loss on portfolio investments, net	(7,034,180)	(1,334,118)	2,205,551
Non-cash conversion of debenture interest	(310,322)	(131,825)	(130,459)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	49,727	(23,951)	1,004,224
Decrease in other assets	19,882	1,793,247	436,323
(Increase) decrease in prepaid income taxes	—	822,789	(408,044)
Increase in income taxes payable	1,195,732	27,695	—
Increase (decrease) in accounts payable and accrued liabilities	662,399	312,743	(741,280)
(Decrease) increase in deferred revenue	(7,400)	33,863	(5,650)

Total adjustments	(3,381,513)	1,119,005	(706,658)

Net cash (used in) provided by operating activities	(508,156)	3,058,772	641,645
Cash flows from investing activities:
Investments originated	(4,866,273)	(5,915,158)	(2,362,513)
Proceeds from sale of portfolio investments	9,023,539	1,894,628	—
Proceeds from loan repayments	457,559	422,124	620,200
Capital expenditures	(7,547)	—	—

Net cash provided by (used in) investing activities	4,607,278	(3,598,406)	(1,742,313)
Cash flows from financing activities:
Repayment of SBA debentures	(900,000)	(3,100,000)	(6,000,000)
Proceeds from SBA debentures	3,000,000	4,000,000	—
Origination costs to SBA	(72,750)	(97,000)	(80,000)
Purchase of treasury shares	(586,325)	(556,588)	—

Net cash provided by (used in) financing activities	1,440,925	246,412	(6,080,000)

Net increase (decrease) in cash and cash equivalents	5,540,047	(293,222)	(7,180,668)

Cash and cash equivalents:
Beginning of year	4,224,763	4,517,985	11,698,653

End of year	$9,764,810	$4,224,763	$4,517,985

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments:(j)
BinOptics Corporation(e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.28
KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	3%	250,000	250,000	.04
Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,075,000 subordinated secured note at 13% due October 30, 2017. Warrant for 2.47% membership interests.	10/22/12	2%	1,104,618	1,104,618	.17
SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	.08
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC(e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $2.46 per share.	11/18/02	2%	625,677	1,054,500	.16
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$5,410,248	$5,495,865	$.85

Affiliate Investments:(k)
Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,835,000	$.29
Chequed.com, Inc.(e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16

First Wave Products Group, LLC(e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $200,000 junior term note at 10% due December 31, 2016. Warrant for 34,228 capital securities.	4/19/12	5%	797,834	797,834	.12
GiveGab, Inc.(e)(g) Ithaca, NY. Social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	1,397,428 Series A preferred shares.	3/13/13	6%	250,000	250,000	.04

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand

G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	19.081% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	.02

Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	.09

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.12

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules to be embedded into mobile electronics for projection and gesture recognition. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $200,000 convertible notes at 8% due December 31, 2014.	1/9/08	8%	591,373	591,373	.09

Microcision LLC(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2014. 15% Class A common membership interest.	9/24/09	15%	1,891,965	1,891,965	.29

QuaDPharma, LLC(g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$556,285.22 second note allonge at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	906,285	906,285	.14

Rheonix, Inc.(e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. 50,593 common shares.	10/29/09	5%	2,099,999	2,235,999	.35

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element, anyplace on the planet. (Manufacturing) www.sciaps.com	125,000 Series A preferred shares.	7/12/13	6%	1,000,000	1,000,000	.16

SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	.08

Other Affiliate Investments				801,094	22,841	.00

Subtotal Affiliate Investments				$12,844,406	$12,542,869	$1.95

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand

Control Investments(l)

Gemcor II, LLC(g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,535,319	$10,210,319	1.59

Other Control Investments				104,837	99,500	.02

Subtotal Control Investments				$1,640,156	$10,309,819	$1.61

Total portfolio investments				$19,894,810	$28,348,553	$4.41

Notes to Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2013 restricted securities represented approximately 96% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent. As of December 31, 2013, the Corporation held no equity interests of less than one percent.

(d)	The investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2013, ASC 820 designates 4% of the Corporation’s investments as “Level 1” and 96% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 2 “Investments” to the consolidated financial statements).

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to do so going forward.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(f)	As of December 31, 2013, the total cost of investment securities approximated $19.9 million. Net unrealized appreciation was approximately $8.5 million, which was comprised of $9.9 million of unrealized appreciation of investment securities and ($1.49) million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of December 31, 2013 there were no amounts exceeding $50,000.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.

(n)	Publicly owned company.

(o)	On December 31, 2013, the Corporation’s shares of Synacor were valued at $2.46 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at SEC.gov for additional information on Synacor’s industry, financial results and business operations.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments:(j)
BinOptics Corporation(e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.27
Liazon Corporation(e)(g) Buffalo, NY. Private health benefits exchange. (Health Benefits Provider) www.liazon.com	120,000 Series C-1 preferred shares. 546,667 Series C-2 preferred shares. 100,000 Series D preferred shares.	11/9/10	3%	1,133,199	2,108,331	.32
Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,000,000 note at 13% due October 30, 2017. Warrant for 2.22% membership interests.	10/22/12	2%	1,001,667	1,001,667	.15
Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer enabling efficient, wide-angle, Pico projectors to be embedded in mobile devices. (Electronics Developer) www.mezmeriz.com	141,125 Series A preferred shares. $250,000 convertible notes at 8% due December 31, 2012.	1/9/08	4%	371,509	371,509	.06
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC(d)(e)(g)(m)(n) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	680,843 unrestricted common shares valued at $5.20 per share. See subsequent event disclosure (n).	11/18/02	3%	822,393	3,540,400	.54
Ultra—Scan Corporation(e) Amherst, NY. Biometrics application developer of ultrasonic fingerprint technology. (Electronics Hardware/Software) www.ultra-scan.com	536,596 common shares. 107,104 Series A-1 preferred shares. (g) 95,284 Series A-1 preferred shares.	12/11/92	2%	938,164	1,500,000	.23
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$7,196,885	$11,108,654	$1.69
Affiliate Investments:(k)
Carolina Skiff LLC(g)(h) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,485,000	$.22
Chequed.com, Inc.(e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	157,464 Series A preferred shares.	11/18/10	10%	533,222	533,222	.08
EmergingMed.com, Inc.(e)(g) New York, NY. Cancer clinical trial matching and referral service. (Software) www.emergingmed.com	$675,046 senior subordinated note at 8% due January 19, 2013. Warrants for 8% of common stock.	12/19/05	8%	675,046	337,500	.05

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
First Wave Products Group, LLC(e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due April 19, 2016. Warrant for 24,288 capital securities.	4/19/12	5%	532,428	532,428	.08
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	20.89% Class A membership interest. 8% cumulative dividend.	8/31/99	21%	400,000	100,000	.02
Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.11
Microcision LLC(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due December 31, 2013. 15% Class A common membership interest.	9/24/09	15%	1,782,579	1,782,579	.27
QuaDPharma, LLC(g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$340,648 senior subordinated term note at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	683,169	683,169	.10
Rheonix, Inc.(e) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,081,539 Series A preferred shares. 50,593 common shares.	10/29/09	5%	1,208,728	1,344,728	.20
SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership units.	12/2/08	10%	472,632	528,348	.08

Other Affiliate Investments				1,086,539	22,841	.00

Subtotal Affiliate Investments				$9,374,343	$8,099,815	$1.21

Control Investments(l)

Gemcor II, LLC(g)(h) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due December 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	1,796,817	10,471,817	1.58

Other Control Investments				124,014	99,500	.02

Subtotal Control Investments				$1,920,831	$10,571,317	$1.60

Total portfolio investments				$18,492,059	$29,779,786	$4.50

Notes to Consolidated Schedule of Portfolio Investments

a)	At December 31, 2012 restricted securities represented 88% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not examined the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2012 (Continued)

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c)	The equity percentages estimate the Corporation’s ownership interest in the portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation uses Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2012, ASC 820 designates 12% of the Corporation’s investments as “Level 1” and 88% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted publicly traded securities are valued at the average closing bid price for the last three trading days of the month and are discounted for the time restriction. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax related distributions within the last twelve months, or are not expected to going forward.

(f)	As of December 31, 2012, the total cost of investment securities approximated $18.5 million. Net unrealized appreciation was approximately $11.3 million, which was comprised of $13.4 million of unrealized appreciation of investment securities and ($2.1) million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Balance Sheet.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliated Investments.

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(m)	Publicly owned company.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULES OF SELECTED PER SHARE DATA AND RATIOS

For the Five Years Ended December 31, 2013, 2012, 2011, 2010 and 2009

Selected data for each share of common stock outstanding throughout the five most current years is as follows:

	2013	2012	2011	2010	2009
Income from investment operations(1):
Investment income	$0.38	$0.39	$0.19	$0.12	$0.28
Expenses	0.37	0.27	0.24	0.34	0.30

Investment gain (loss) before income taxes	0.01	0.12	(0.05)	(0.22)	(0.02)
Income tax expense (benefit)	(0.01)	0.02	(0.04)	(0.08)	(0.01)

Net investment gain (loss)	0.02	0.10	(0.01)	(0.14)	(0.01)
Issuance of common stock	0.00	0.00	0.00	0.00	0.61
Purchase of treasury stock(2)	0.04	0.04	0.00	0.00	0.00
Net realized and unrealized gain (loss) on investments	0.42	0.18	0.21	0.12	(0.11)

Increase (decrease) in net asset value	0.48	0.32	0.20	(0.02)	0.49
Net asset value, beginning of year, based on weighted average shares	3.90	3.58	3.38	3.40	3.54

Net asset value, end of year, based on weighted average shares	$4.38	$3.90	$3.58	$3.38	$4.03

Per share market value, end of year	$3.07	$2.34	$3.10	$3.23	$3.98

Total return based on market value	31.2%	(24.5)%	(4.02)%	(18.84)%	13.71%
Total return based on net asset value	8.87%	9.01%	5.85%	(0.67)%	(3.74)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	8.76%	7.16%	7.00%	10.24%	8.52%
Ratio of expenses including taxes to average net assets	8.53%	7.65%	5.79%	7.87%	8.35%
Ratio of net investment (loss) gain to average net assets	0.57%	2.73%	(0.34)%	(4.21)%	(0.29)%
Portfolio turnover	17.9%	22.6%	11.7%	16.5%	11.3%
Net assets end of year	$28,069,332	$25,782,300	$24,399,121	$23,050,818	$23,205,881
Weighted average shares outstanding, end of year	6,513,385	6,770,389	6,818,934	6,818,934	6,115,081

(1)	Per share data are based on shares outstanding and results are rounded.
(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

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

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on EmergingMed.com, Inc. in 2012, Mid America Brick & Structural Clay Products, LLC in 2012 and G-Tec Natural Gas Systems in 2004.

Revenue Recognition – Dividend Income – The Corporation may receive distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation did not record any OID in 2013 and recorded three OID’s for the year ended December 31, 2012 for $209,000. The Corporation recognized $15,492, $19,028 and $37,000 in OID income for the years ended December 31, 2013, 2012 and 2011, respectively. Future OID income for the next three years is estimated to average $15,500 per year.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2013, 2012 and 2011 was $37,958, $64,073 and $94,878, respectively. Annual amortization expense for the next five years is estimated to average $23,000 per year.

Deferred Revenue – From time to time the Corporation charges application and closing fees in connection with its investments. These fees are deferred and amortized into income over the life of the debt or equity investment. Deferred fees amortized into income for the years ended December 31, 2013, 2012 and 2011 amounted to $7,400, $2,136 and $5,650, respectively. Deferred revenue amortization income is estimated to be $7,400 for 2014.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid (refunded) during the years ended December 31, 2013, 2012 and 2011 amounted to $962,697, ($145,539) and ($422,862), respectively. Interest paid during the years ended December 31, 2013, 2012 and 2011 was $128,083, $135,870 and $555,748, respectively. During 2013, 2012 and 2011, the Corporation converted $310,322, $131,825 and $130,459, respectively, of interest receivable and payment in kind interest (PIK) into debt investments. During the year ended December 31, 2013, the Corporation recorded two escrow receivables for $1,153,277 and $189,141 in connection with the sale of investments. During the year ended December 31, 2012, the Corporation collected escrows of $957,563 from Grid App, $700,000 from Innov-X Systems, Inc. and $157,775 from Kionix. During the year ended December 31, 2011, the Corporation collected $367,151 on the Kionix escrow receivable.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2013, 63% of the Corporation’s total investment value was held in five notes and equity securities. As of December 31, 2012, 66% of the Corporation’s total investment value was held in five notes and equity securities.

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

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash and cash equivalents, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of SBA debentures is a reasonable estimate of fair value as of December 31, 2013 based on interest rates charged on similar debt obligations with similar terms.

Recent Accounting Pronouncement – In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria to change the approach to investment company assessment in Topic 936, clarify the characteristics of an investment company and require new disclosures for investment companies. Under ASU 2013-08, an entity regulated under the 1940 Act will be deemed an investment company under this Topic. The Corporation anticipates no impact from adopting this standard on its consolidated financial statements and is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

NOTE 2. – INVESTMENTS

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Any changes in estimated fair value are recorded in the statement of operations as “Net (decrease) increase in unrealized appreciation on investments.”

Under the valuation policy, the Corporation values unrestricted publicly traded companies at the average closing bid price for the last three trading days of the month.

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

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases or decreases in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of December 31, 2013:

Investment Type	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,671,748	Market Approach	EBITDA Multiple	5X-12X
	22,841	Market Approach	Liquidation Seniority	1X
	99,500	Market Approach	Revenue Multiple	1X
	9,788,943	Market Approach	Transaction Pricing	Not applicable
	72,000	Black Scholes Pricing Model	Stock pricing and volatility	$1.13
Loan and Debt Investments	5,639,021	Face Value	Liquidation Seniority	Not applicable

Total	$27,294,053

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2013:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,466,604	$—	$—	$1,466,604
Debt investments	4,172,417	—	—	4,172,417
Equity investments	22,709,532	1,054,500	—	21,655,032

Total Venture Capital Investments	$28,348,553	$1,054,500	$0	$27,294,053

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Gains (Losses) included in net change in net assets from operations
APF Products Group, Inc. (APF)	—	6,912	—	6,912
Liazon Corporation (Liazon)	—	—	6,256,482	6,256,482
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)
Ultra-Scan Corporation (Ultra-Scan)	—		669,939	669,939

Total Realized (Losses) Gains	—	(119,786)	5,989,421	5,869,635
Unrealized Gains (Losses) included in net change in net assets from operations
Carolina Skiff LLC (Carolina Skiff)	—	—	350,000	350,000
EmergingMed.com, Inc. (Emerging Med)	—	(440,707)	—	(440,707)
Liazon	—	—	(975,133)	(975,133)
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	19,177	19,177
Ultra-Scan	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	(314,009)	(230,792)	(544,801)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
Emerging Med	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	265,405	—	265,405
GiveGab, Inc. (Give Gab)	—	—	250,000	250,000
Intrinsiq Material, Inc. (Intrinsiq)	—	—	600,002	600,002
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	250,000	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	—	102,952	—	102,952
Mezmeriz, Inc. (Mezmeriz)	—	200,000	19,864	219,864
Microcision LLC (Microcision)	—	109,386	—	109,386
Mid America Brick	150,000	—	—	150,000
QuaDPharma, LLC (Quadpharma)	250,000	—	—	250,000
Rheonix, Inc. (Rheonix)	—	—	891,271	891,271
SciAps, Inc. (Sciaps)	—	—	1,000,000	1,000,000
SocialFlow, Inc. (Social Flow)	—	—	500,000	500,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	400,000	780,950	4,011,137	5,192,087
Repayments of Securities
APF	—	(6,912)	—	(6,912)
Gemcor II, LLC (Gemcor)	(261,498)	—	—	(261,498)
Liazon	—	—	(7,389,681)	(7,389,681)
Mid America Brick	(150,000)	—	—	(150,000)
NDT	—	—	(19,177)	(19,177)
Quadpharma	(26,884)	—	—	(26,884)
UltraScan	—	—	(1,608,103)	(1,608,103)

Total Repayments of Securities	(438,382)	(6,912)	(9,016,961)	(9,462,255)
Transfers within Level 3	—	(250,000)	250,001	1

Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053

Change in unrealized gains (losses) for the period included in changes in net assets				($544,801)
Total gains (losses) for the period included in changes in net assets				$5,869,635

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Beginning Balance, December 31, 2011, of Level 3 Assets	$327,111	$2,854,564	$20,750,186	$23,931,861

Realized Gains or Losses included in net change in net assets from operations
SmartPill Corp. (SmartPill)	—	—	(17,653)	(17,653)

Total Realized Losses	—	—	(17,653)	(17,653)

Unrealized gains or losses included in net change in net assets from operations
Gemcor II, LLC (Gemcor)			2,175,000	2,175,000
Liazon Corporation (Liazon)	—	—	833,332	833,332
Ultra-Scan Corporation (UltraScan)	—	—	561,836	561,836
Carolina Skiff LLC (Carolina Skiff)			235,000	235,000
SmartPill			17,653	17,653
NDT Acquisitions, LLC (NDT)			(24,515)	(24,515)
EmergingMed.com, Inc. (Emerging Med)	—	(337,546)	—	(337,546)
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)		(126,698)	(937,000)	(1,063,698)

Total Unrealized Gains and Losses	—	(464,244)	2,861,306	2,397,062

Purchases of Securities/Changes to Securities/Non-cash conversions:
Gemcor	1,000,000	—	125,000	1,125,000
Mercantile Adjustment Bureau, LLC (Mercantile)		951,666	50,000	1,001,666
Knoa Software, Inc. (Knoa)			750,000	750,000
QuaDPharma, LLC (Quadpharma)	350,000	—	350,000	700,000
BinOptics Corporation (Binoptics)			609,430	609,430
First Wave Products Group, LLC (First Wave)	—	510,428	22,000	532,428
Rheonix, Inc. (Rheonix)	—	—	455,728	455,728
Liazon	—	—	275,000	275,000
Mezmeriz, Inc. (Mezmeriz)	—	250,000	—	250,000
Mid America Brick	—	126,698	137,000	263,698
Microcision LLC (Microcision)	—	103,061	—	103,061

Total Purchases/Changes to Securities	1,350,000	1,941,853	2,774,158	6,066,011

Repayments of Securities
Carolina Skiff	—	(250,000)	—	(250,000)
Gemcor	(155,293)	—	—	(155,293)
QuaDPharma	(16,831)			(16,831)
NDT	—	—	(15,271)	(15,271)
Advantage 24/7 LLC (Advantage)	—	—	(500)	(500)

Total Repayments of Securities	(172,124)	(250,000)	(15,771)	(437,895)
Transfers within Level 3	(1)	1	—	—
Transfers in or out of Level 3(A)(B)	—	—	(5,700,000)	(5,700,000)

Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386

Change in unrealized gains or losses for the period included in changes in net assets				$2,397,062

Total gains or losses for the period included in changes in net assets				($17,653)

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(A)	The reporting entity’s policy is to recognize transfers into and transfers out of level 3 as of the date of the event or change in circumstances that caused the transfer.

(B)	Transfer from level 3 to level 2 during the first quarter of 2012 because observable market data became available for the restricted security. The Synacor, Inc. shares became freely tradable during August 2012 and were transferred from Level 2 to Level 1 during the third quarter of 2012.

NOTE 3. – OTHER ASSETS

At December 31, 2013 and 2012 other assets was comprised of the following:

	2013	2012
Escrow receivable from Liazon Corporation	$1,153,277	—
Deferred debenture costs, net	227,463	$192,671
Escrow receivable from Ultra-Scan Corporation	189,141	—
Equipment (net)	6,747	—
Operating receivables	2,286	3,915
Dividend receivable	—	14,916
Prepaid expenses	—	3,337

Total other assets	$1,578,914	$214,839

During 2013 the Corporation sold its investment in Liazon Corporation (Liazon) and Ultra-Scan Corporation (UltraScan) and a portion of the sales proceeds were held in escrow. Both of these escrow amounts are expected to be received in 2014 and 2015.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2013 and 2012 are approximately as follows:

	2013	2012
Operations	$724,000	$1,181,000
Investments	(3,096,000)	(4,265,000)
Tax credit carryforwards	165,000	137,000

Deferred tax liability, net	$(2,207,000)	$(2,947,000)

The Corporation annually assesses the recoverability of its deferred tax assets to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. No allowance was deemed necessary for 2013 and 2012.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2013	2012	2011
Current:
Federal	1,946,727	603,124	(761,492)
State	211,702	101,821	(69,413)

	2,158,429	704,945	(830,905)

Deferred:
Federal	(534,640)	161,889	1,370,949
State	(205,166)	101,086	268,375

	(739,806)	262,975	1,639,324

Total	1,418,623	967,920	808,419

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2013	2012	2011
Net increase in net assets before income tax expense	$4,291,980	$2,907,687	$2,156,722

Expected tax expense at statutory rate	$1,459,273	$988,614	$733,285
State - net of federal effect	13,096	133,919	133,061
Pass-through credit from portfolio investment	(51,156)	(47,616)	(18,025)
IRS Audit Adjustment	—	(85,257)	—
Dividend Received Deduction	(8,154)	(23,300)	(44,033)
Other	5,564	1,560	4,131

Total	$1,418,623	$967,920	$808,419

At December 31, 2013 and 2012 the Corporation no longer had any federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there is a net operating loss carryforward of $24,569. A deferred tax asset has been established for this carryforward. For state tax purposes the Corporation had a NYS Qualified Emerging Technology Company (QETC) tax credit carryforward of $153,562 and $164,467 at December 31, 2013 and 2012. The QETC credit carryforward does not have an expiration date. The Corporation also has a Georgia Employer’s Jobs Tax Credit carryforward of $11,678 and $19,870 at December 31, 2013 and 2012 and this credit expires in the next nine to ten years.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$72,500
Increases for positions taken in prior years	64,000
Decreases for lapses in the applicable statute of limitations	(64,000)

Balance at December 31, 2011	$72,500

Decreases for settlements with taxing authorities	(64,000)

Balance at December 31, 2012	$8,500

Increases/Decreases	—

Balance at December 31, 2013	$8,500

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2012 the Internal Revenue Service completed an audit of the Corporation’s tax returns for the year ended December 31, 2010, which resulted in a decrease of $64,000 in liabilities for uncertain tax positions during the year ended December 31, 2012. All adjustments related to that audit were recorded in the tax provision at December 31, 2012. The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2013. The total amount of unrecognized tax benefits at December 31, 2012 was $8,500, all of which would affect the effective tax rate if recognized. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no amount recognized for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2013 and 2012, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $7,000,000 and $4,900,000, respectively. During 2013 and 2012, the Corporation repaid $900,000 and $3,100,000 of its outstanding SBA leverage, respectively. The Corporation drew down $3,000,000 and $4,000,000 in additional leverage during 2013 and 2012, respectively.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge of 0.804%. The interim interest rates on the $1,500,000 debentures drawn down in October 2013 was 0.622%, plus an annual charge of 0.0804%. The permanent interest rate on the October 2013 will be set in March 2014. The debentures have fixed interest rates and a 10 year maturity date. The debentures outstanding at December 31, 2013 will mature as follows:

Maturity Date	Leverage
2022	3,000,000
2023	2,500,000
2024	1,500,000

Total Outstanding	$7,000,000

The Corporation is required to pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. Commitment and leverage draw fees of $72,750, $97,000 and $80,000 were paid during the years ended December 31, 2013, 2012 and 2011, respectively.

The Corporation has $1,000,000 in available and undrawn SBA Guaranteed Debenture leverage available at December 31, 2013. The SBA leverage commitment expires in September 2016.

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2013 and 2012, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On November 1, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of the Corporation’s outstanding common stock on the open market through November 1, 2013 at prices that are no greater than the then current net asset value. On October 24, 2013, the Board of Directors increased the repurchase authorization to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 24, 2014 at prices that are no greater than the then current net asset value. During 2013, the Corporation repurchased 198,318 shares for $586,325 and paid an average of $2.96 per share. At December 31, 2013 the total treasury shares held was 451,116 shares with a total cost of $1,190,119.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Appreciation on Investments
Balance, December 31, 2011	$(1,729,856)	$8,317,397	$6,590,693

Net increase in net assets from operations	686,061	831,139	422,567

Balance, December 31, 2012	(1,043,795)	9,148,536	7,013,260

Net increase (decrease) in net assets from operations	154,478	4,374,354	(1,655,475)

Balance, December 31, 2013	$(889,317)	$13,522,890	$5,357,785

NOTE 7. – STOCK OPTION PLANS

In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s executive officers in connection with the formation of its SBIC subsidiary. As of December 31, 2013, 2012 and 2011, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The 401K Plan expense was $42,798, $30,335 and $21,579 during the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Corporation accrued $887,244 and $246,000 under the Plan for the years ended December 31 2013 and 2012. There were no amounts earned pursuant to the Plan for the year ended December 31, 2011. During the year ended December 31, 2010 the Corporation approved and accrued $584,634 under the profit sharing plan, of which $568,694 was paid in 2011. The remaining $15,940 was related to an escrow receivable and was paid in 2012 when the escrow was received. Estimated payroll taxes and benefits on the profit sharing have been accrued at December 31, 2013 and 2012. The amounts approved do not exceed the defined limits.

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2013 and 2012 were $17,319 and $23,620, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Corporation has a lease for office space which expires in December 2015. Rent expense under this operating lease for the years ended December 31, 2013, 2012 and 2011 was $18,480, $18,126 and $17,181. The operating lease obligations for the next two years are approximately $17,880 and $18,240.

NOTE 10. – UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, comparative financial information is presented below.

	For the year ended December 31,
	2013 (000)	2012 (000)
Balance Sheet:
Current assets	$15,200	$16,300
Non-current assets	10,900	11,000
Current liabilities	3,900	5,100
Non-current liabilities	1,700	2,400
Income Statement:
Net sales	$32,000	$32,500
Gross profit	8,100	9,100
Net income	5,100	6,500

NOTE 11. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2013
Investment income	$438,210	$510,222	734,233	$768,371
Net increase (decrease) in net assets from operations	3,039,642	(244,292)	275,072	(197,065)
Basic and diluted net increase (decrease) in net assets per share from operations	0.47	(0.04)	0.04	(0.03)
2012
Investment income	$419,329	$1,451,412	435,626	$298,254
Net increase (decrease) in net assets from operations	252,978	(1,397,276)	2,879,015	205,050
Basic and diluted net increase (decrease) in net assets per share from operations	0.05	(0.21)	0.42	0.03

NOTE 12. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2013	2012	2011
Balance at beginning of year	($196,795)	($122,000)	($158,245)
Provision for losses	—	(74,795)	—
Write offs/Recoveries	74,795	—	36,245

Balance at end of year	($122,000)	($196,795)	($122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2013

	Cost Increase (Decrease)	Realized Gain (Loss)
New and additions to previous investments
SciAps, Inc. (Sciaps)	$1,000,000
Rheonix, Inc. (Rheonix)	891,271
Intrinsiq Materials, Inc. (Intrinsiq)	600,002
Chequed.com, Inc. (Chequed)	500,000
SocialFlow, Inc. (Social Flow)	500,000
First Wave Products Group, LLC (First Wave)	265,405
GiveGab, Inc. (GiveGab)	250,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	250,000
QuaDPharma, LLC (Quadpharma)	250,000
Mezmeriz, Inc. (Mezmeriz)	219,864
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)	150,000
Microcision LLC (Microcision)	109,386
EmergingMed.com, Inc. (Emerging Med)	103,207
Mercantile Adjustment Bureau, LLC (Mercantile)	102,952

	5,192,087
Investments repaid, sold or liquidated
Liazon Corporation sale	(1,133,199)	6,256,482
Mid America Brick realized loss and repayment	(1,213,698)	(1,063,698)
Ultra-Scan Corporation (Ultra-Scan) sale	(938,164)	669,939
Synacor, Inc. sale	(196,716)	1,164,545
Gemcor II, LLC (Gemcor) repayment	(261,498)	—
Quadpharma repayment	(26,884)	—
APF Group, Inc.	—	6,912
NDT Acquisitions, LLC (NDT) repayment	(19,177)	—

	(3,789,336)	7,034,180

Net change in investments	$1,402,751	7,034,180

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiary (the “Corporation”) as of December 31, 2013 and 2012, including the consolidated schedules of portfolio investments as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2013, and the selected per share data and ratios for each of the five years in the period then ended. These consolidated financial statements and the selected per share data and ratios are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and selected per share data and ratios based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and selected per share data and ratios are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2013 and 2012. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and selected per share data and ratios referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2013 and 2012, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2013, and the selected per share data and ratios for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the investment securities included in the consolidated financial statements valued at $28,348,553 (101% of net assets) and $29,779,786 (116% of net assets) as of December 31, 2013 and 2012, respectively include securities valued at $27,294,053 and $26,239,386, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2013 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. The supplemental schedule is the responsibility of Corporation’s management. Such schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 17, 2014

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2014 Proxy Statement”).

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

Item 11.    Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2014 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder     Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2014 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2014 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2014 Proxy Statement under the heading “INDEPENDENT ACCOUNTANT FEES”.

Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2013 and 2012

Statements of Operations for the three years in the period ended December 31, 2013

Statements of Changes in Net Assets for the three years in the period ended December 31, 2013

Statements of Cash Flows for the three years in the period ended December 31, 2013

Schedule of Portfolio Investments as of December 31, 2013

Schedule of Portfolio Investments as of December 31, 2012

Schedules of Selected Per Share Data and Ratios for the five years in the period ended December 31, 2013

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2013

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II  –  Valuation and Qualifying Accounts has been omitted because the information required is included in the note 12 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(3.1)(ii)	By-laws of the Corporation incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(10.1)	Employee Stock Option Plan – incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 8, 2001.* (File No. 811-01825).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(10.2)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009 (File No. 811-22276).

(10.3)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276)*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – furnished herewith.

* Management	contract or compensatory plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2014	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the date indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum	March 17, 2014
Allen F. Grum / President

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy	March 17, 2014
Daniel P. Penberthy / Treasurer

(iii) Directors:

/s/ Allen F. Grum	March 17, 2014
Allen F. Grum / Director

/s/ Erland E. Kailbourne	March 17, 2014
Erland E. Kailbourne / Director

/s/ Ross B. Kenzie	March 17, 2014
Ross B. Kenzie / Director

/s/ Reginald B. Newman II	March 17, 2014
Reginald B. Newman II / Director

/s/ Jayne K. Rand	March 17, 2014
Jayne K. Rand / Director

/s/ Robert M. Zak	March 17, 2014
Robert M. Zak / Director