Form 10-Q
period 2014-03-31
RAND CAPITAL CORP
filed 2014-05-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

As of May 2, 2014 there were 6,411,892 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of March 31, 2014 and December 31, 2013

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Investments at fair value:
Control investments (cost of $1,566,323 and $1,640,156, respectively)	$10,235,986	$10,309,819
Affiliate investments (cost of $12,555,797 and $12,844,406, respectively)	12,641,140	12,542,869
Non-affiliate investments (cost of $5,412,747 and $5,410,248, respectively)	5,498,364	5,495,865

Total investments, at fair value (cost of $19,534,867 and $19,894,810, respectively)	28,375,490	28,348,553
Cash and cash equivalents	7,365,860	9,764,810
Interest receivable (net of allowance: 3/31/14 - $128,311 and 12/31/13- $122,000 )	112,985	58,093
Other assets	1,342,311	1,578,914

Total assets	$37,196,646	$39,750,370

LIABILITES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,000,000	$7,000,000
Deferred tax liability	1,970,739	2,206,808
Income tax payable	23,496	1,223,427
Accounts payable and accrued expenses	276,491	1,224,339
Deferred revenue	26,281	26,464

Total liabilities	9,297,007	11,681,038
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,411,892 as of 3/31/14 and 6,411,918 as of 12/31/13	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(801,169)	(889,317)
Undistributed net realized gain on investments	13,021,395	13,522,890
Net unrealized appreciation on investments	5,601,519	5,357,785
Treasury stock, at cost; 451,142 as of 3/31/14 and 451,116 shares as of 12/31/13	(1,190,199)	(1,190,119)

Total stockholders’ equity (net assets) (per share 3/31/14 - $4.35 and 12/31/13 - $4.38)	27,899,639	28,069,332

Total liabilities and stockholders’ equity	$37,196,646	$39,750,370

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment income:
Interest from portfolio companies:
Control investments	$32,299	$41,788
Affiliate investments	122,856	144,768
Non-Control/Non-Affiliate investments	38,024	40,285

Total interest from portfolio companies	193,179	226,841
Interest from other investments
Non-Control/Non-Affiliate investments	5,166	2,890

Total interest from other investments	5,166	2,890
Dividend and other investment income:
Control investments	283,086	535,290
Affiliate investments	30,833	—

Total dividend and other investment income	313,919	535,290
Other income:
Control investments	3,500	1,500
Affiliate investments	933	600
Non-Control/Non-Affiliate investments	1,250	1,250

Total other income	5,683	3,350

Total investment income	517,947	768,371

Operating expenses:
Salaries	147,669	135,375
Employee benefits	38,067	53,172
Directors’ fees	18,750	15,000
Professional fees	56,491	28,837
Stockholders and office operating	30,289	26,674
Insurance	12,409	12,004
Corporate development	11,125	17,487
Other operating	1,277	823

	316,077	289,372
Interest on SBA obligations	58,280	61,744
Bad debt expense (recovery)	6,311	(64,654)

Total expenses	380,668	286,462

Investment income before income taxes	137,279	481,909

Income tax expense	49,131	173,969

Net investment income	88,148	307,940

Realized (loss) gain on investments:
Affiliate investments	(778,253)	(1,063,698)
Non-Control/Non-Affiliate investments	(2,767)	1,755,360

Income tax (benefit) expense	(279,525)	249,690

Net realized (loss) gain on investments	(501,495)	441,972
Net increase (decrease) in unrealized appreciation on investments:
Control investments	—	6,652
Affiliate investments	386,880	1,063,698
Non-Control/Non-Affiliate investments	—	(2,586,770)

Change in unrealized appreciation before income taxes	386,880	(1,516,420)
Deferred income tax provision (benefit)	143,146	(569,443)

Net increase (decrease) in unrealized appreciation	243,734	(946,977)

Net realized and unrealized (loss) on investments	(257,761)	(505,005)

Net (decrease) in net assets from operations	($169,613)	($197,065)

Weighted average shares outstanding	6,411,892	6,610,236
Basic and diluted net (decrease) in net assets per share from operations	($0.03)	($0.03)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash flows from operating activities:
Net (decrease) in net assets from operations	($169,613)	($197,065)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Depreciation and amortization	6,319	25,002
Original issue discount amortization	(3,873)	(3,873)
Change in interest receivable allowance	6,311	(74,795)
(Increase) decrease in unrealized appreciation of investments	(386,880)	1,516,420
Deferred tax benefit	(236,069)	(569,443)
Realized loss (gain) on portfolio investments, net	781,020	(691,662)
Non-cash conversion of debenture interest	(19,882)	(163,138)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(61,203)	55,139
Decrease (increase) in other assets	227,517	(226,073)
(Decrease) increase in income taxes payable	(1,199,931)	317,296
Decrease in accounts payable and accrued expenses	(947,848)	(443,081)
Decrease in deferred revenue	(183)	(1,850)

Total adjustments	(1,834,702)	(260,058)

Net cash used in operating activities	(2,004,315)	(457,123)
Cash flows from investing activities:
Investments originated	(468,388)	(1,000,000)
Proceeds from sale of investments	—	2,870,740
Proceeds from loan repayments	73,833	75,823

Net cash (used in) provided by investing activities	(394,555)	1,946,563
Cash flows from financing activities:
Purchase of treasury shares	(80)	—
Repayment of SBA debentures	—	(900,000)

Net cash used in financing activities	(80)	(900,000)

Net (decrease) increase in cash and cash equivalents	(2,398,950)	589,440
Cash and cash equivalents:
Beginning of period	9,764,810	4,224,763

End of period	$7,365,860	$4,814,203

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net assets at beginning of period	$28,069,332	$25,782,300
Net investment income	88,148	307,940
Net realized (loss) gain on sales and dispositions of investments	(501,495)	441,972
Net increase (decrease) in unrealized appreciation	243,734	(946,977)

Net (decrease) in net assets from operations	(169,613)	(197,065)
Purchase of treasury stock	(80)	—

Total (decrease) in net assets	(169,693)	(197,065)

Net assets at end of period	$27,899,639	$25,585,235

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2014

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.28
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	3%	250,000	250,000	.04
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,075,000 subordinated secured note at 13% due October 30, 2017. Warrant for 2.47% membership interests.	10/22/12	2%	1,107,117	1,107,117	.17
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	.08
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $2.46 per share.	11/18/02	2%	625,677	1,054,500	.16
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$5,412,747	$5,498,364	$.85

Affiliate Investments: (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,835,000	$.29
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16
CrowdBouncer, LLC (e)(g) Buffalo, NY. Platform-as-a-Service (PaaS) solution for JOBS Act compliance and back-end transactional processing for broker-dealers, equity crowdfunding portals and other financial institutions. (Software) www.crowdbouncer.com	270,000 Series A preferred shares.	1/22/14	12%	270,000	270,000	.04

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $200,000 junior term note at 10% due December 31, 2016. Warrant for 34,228 capital securities.	4/19/12	5%	819,090	819,090	.13
GiveGab, Inc. (e)(g) Ithaca, NY. Social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	6%	403,388	403,388	.06
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	.02
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	.09
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. $45,000 convertible note at 8% due January 9, 2016.	11/20/12	6%	795,000	795,000	.13
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules to be embedded into mobile electronics for projection, gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $200,000 convertible notes at 8% due December 31, 2014.	1/9/08	8%	591,373	200,000	.03
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	1,891,965	1,891,965	.30
QuaDPharma, LLC (g) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$556,285.22 second note allonge at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	906,285	906,285	.14
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. 50,593 common shares.	10/29/09	5%	2,099,999	2,235,999	.35
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element, anyplace on the planet. (Manufacturing) www.sciaps.com	125,000 Series A preferred shares.	7/12/13	6%	1,000,000	1,000,000	.16

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	.08
Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$12,555,797	$12,641,140	$1.98

Control Investments: (l)
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,461,486	$10,136,486	1.58
Other Control Investments				104,837	99,500	.02

Subtotal Control Investments				$1,566,323	$10,235,986	$1.60

	Total portfolio investments			$19,534,867	$28,375,490	$4.43

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2014 (Continued)

(Unaudited)

Notes to the Condensed Consolidated Schedule of Portfolio Investments

a) At March 31, 2014 restricted securities represented approximately 96% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c) Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent. As of March 31, 2014, the Corporation held no equity interests of less than one percent.

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2014, ASC 820 designates 4% of the Corporation’s investments as “Level 1” and 96% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 2 “Investments” to the consolidated financial statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of March 31, 2014, the total cost of investment securities approximated $19.5 million. Net unrealized appreciation was approximately $8.8 million, which was comprised of $9.9 million of unrealized appreciation of investment securities and ($1.1) million related to unrealized depreciation of investment securities.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of March 31, 2014 there were no interest receivable amounts exceeding $50,000.

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

(o) On March 31, 2014, the Corporation’s shares of Synacor were valued at $2.46 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at SEC.gov for additional information on Synacor’s industry, financial results and business operations.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	$.28
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	3%	250,000	250,000	.04
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,075,000 subordinated secured note at 13% due October 30, 2017. Warrant for 2.47% membership interests.	10/22/12	2%	1,104,618	1,104,618	.17
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	.08
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $2.46 per share.	11/18/02	2%	625,677	1,054,500	.16
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$5,410,248	$5,495,865	$.85

Affiliate Investments: (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,835,000	$.29
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	.16
First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $200,000 junior term note at 10% due December 31, 2016. Warrant for 34,228 capital securities.	4/19/12	5%	797,834	797,834	.12

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
GiveGab, Inc. (e)(g) Ithaca, NY. Social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	1,397,428 Series A preferred shares.	3/13/13	6%	250,000	250,000	.04
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	19.081% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	.02
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	.09
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	.12
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules to be embedded into mobile electronics for projection and gesture recognition. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $200,000 convertible notes at 8% due December 31, 2014.	1/9/08	8%	591,373	591,373	.09
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 5%, 6% deferred interest due January 31, 2014. 15% Class A common membership interest.	9/24/09	15%	1,891,965	1,891,965	.29
QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$556,285.22 second note allonge at 10% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	906,285	906,285	.14
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. 50,593 common shares.	10/29/09	5%	2,099,999	2,235,999	.35
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element, anyplace on the planet. (Manufacturing) www.sciaps.com	125,000 Series A preferred shares.	7/12/13	6%	1,000,000	1,000,000	.16

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	.08
Other Affiliate Investments				801,094	22,841	.00

Subtotal Affiliate Investments				$12,844,406	$12,542,869	$1.95

Control Investments (l)
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,535,319	$10,210,319	1.59
Other Control Investments				104,837	99,500	.02

Subtotal Control Investments				$1,640,156	$10,309,819	$1.61

	Total portfolio investments			$19,894,810	$28,348,553	$4.41

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

Notes to the Condensed Consolidated Schedule of Portfolio Investments

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

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2013, ASC 820 designates 4% of the Corporation’s investments as “Level 1” and 96% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 2 “Investments” to the consolidated financial statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

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

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of December 31, 2013 there were no interest receivable amounts exceeding $50,000.

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

For the Three Months Ended March 31, 2014 and 2013

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

On February 28, 2012, the Securities and Exchange Commission (the “SEC”) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC to permit certain joint transactions that would otherwise be prohibited by the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity and to permit an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemption, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act pursuant to which it may now engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemptions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Information contained in this filing should also be reviewed in conjunction with the Corporation’s related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status
DEF-14A	Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013
Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2013, June 30, 2013 and March 31, 2013

The Corporation’s website is www.randcapital.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, charters for the Corporation’s Board committees and other reports filed with the SEC are available through the Corporation’s website.

Principles of Consolidation—The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—Temporary cash investments having an original maturity of three months or less when purchased are considered to be cash equivalents.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated statement of financial position of cash and cash equivalents, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying value of SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

Investment Classification—In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act “Control Investments” are investments in companies that the Corporation is deemed to “Control.” The Corporation is deemed to control a portfolio company if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

Investments—Investments are valued at fair value as determined in good faith by the Management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

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

Original Issue Discount—Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $3,873 in OID income for each of the three months ended March 31, 2014 and 2013, respectively.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the three months ended March 31, 2014 and 2013 was $5,718 and $25,002, respectively. Future amortization over the next five years is estimated to be approximately $23,000 per year.

SBA Leverage—The Corporation had $7,000,000 in outstanding SBA leverage at March 31, 2014 and December 31, 2013. The $7,000,000 in outstanding leverage at March 31, 2014 matures in 2022 through 2024. The remaining undrawn SBA commitment at March 31, 2014 is $1,000,000 and expires on September 30, 2016.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid, net of refunds, during the three months ended March 31, 2014 and 2013 were $1,348,753 and $106,363, respectively. Interest paid during the three months ended March 31, 2014 and 2013 was $98,913 and $67,525, respectively. The Corporation converted $19,882 and $163,139 of interest receivable into investments during the three months ended March 31, 2014 and 2013, respectively.

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

Stockholders’ Equity (Net Assets)—At March 31, 2014 and December 31, 2013, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 24, 2013 the Board of Directors increased the repurchase authorization from 500,000 to 1,000,000 shares of the Corporation’s outstanding common stock on the open market at prices no greater than the then current net asset value through October 24, 2014. The Corporation repurchased 26 shares during the three months ended March 31, 2014 for a total cost of $80 and an average cost of $3.06/share. The Corporation had previously purchased 451,116 shares during 2013, 2012, 2003 and 2002. At March 31, 2014 the total shares held in treasury were 451,142 with a total cost of $1,190,199.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2014 no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the three months ended March 31, 2014 and March 31, 2013. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $784,560 was paid during the three months ended March 31, 2014.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the three months ended March 31, 2014 or 2013.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2013. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2013. The Corporation does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

At March 31, 2014 Gemcor II, LLC (Gemcor), Rheonix, Inc. (Rheonix), Microcision, LLC (Microcision), and Carolina Skiff LLC (Carolina Skiff) and BinOptics Corporation (Binoptics) represented 36%, 8%, 7%, 6% and 6%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Financial assets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples where applicable, the financial and operational performance of the business, and the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available, however the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement.

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

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will provide an indicator as to the probability of principal recovery of the investment. The Corporation’s debt investments are often junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a significantly higher or lower fair value measurement. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this level.

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of March 31, 2014:

Investment Type	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,671,748	Market Approach	EBITDA Multiple	5X-12X
	22,841	Market Approach	Liquidation Seniority	1X
	99,500	Market Approach	Revenue Multiple	1X
	9,820,958	Market Approach	Transaction Pricing	Not applicable
		Black Scholes
	72,000	Pricing Model	Stock pricing and volatility	$1.13
Loan and Debt Investments	5,633,943	Face Value	Liquidation Seniority	Not applicable

Total	$27,320,990

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at March 31, 2014:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,392,771	$—	$—	$1,392,771
Debt investments	4,241,172	—	—	4,241,172
Equity investments	22,741,547	1,054,500	—	21,687,047

Total Venture Capital Investments	$28,375,490	$1,054,500	$0	$27,320,990

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2013:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,466,604	$—	$—	$1,466,604
Debt investments	4,172,417	—	—	4,172,417
Equity investments	22,709,532	1,054,500	—	21,655,032

Total Venture Capital Investments	$28,348,553	$1,054,500	$0	$27,294,053

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(2,767)	(2,767)

Total Realized Losses	—	(778,253)	(2,767)	(781,020)
Unrealized Gains or Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	778,253	—	778,253
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)

Total Unrealized Gains and Losses	—	778,253	(391,373)	386,880
Purchases of Securities/Changes to Securities/Non-cash conversions:
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
First Wave Products Group, LLC (First Wave)	—	21,256	—	21,256
GiveGab, Inc	—	—	153,388	153,388
Knoa Software, Inc. (Knoa)	—	45,000	—	45,000
Liazon	—	—	2,767	2,767
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	68,755	426,155	494,910
Repayments of Securities
Gemcor II, LLC (Gemcor)	(73,833)	—	—	(73,833)

Total Repayments of Securities	(73,833)	—	—	(73,833)
Transfers within Level 3	—	—	—	—

Ending Balance, March 31, 2014, of Level 3 Assets	$1,392,771	$4,241,172	$21,687,047	$27,320,990

Change in unrealized appreciation for the period included in changes in net assets				$386,880
Total realized (losses) for the period included in changes in net assets				($781,020)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Gains or Losses included in net change in net assets from operations
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	6,652	6,652
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	126,698	381,816	508,514
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
EmergingMed.com, Inc. (Emerging Med)	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	14,703	—	14,703
GiveGab, Inc.	—	—	250,000	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	26,739	—	26,739
Mid America Brick	150,000	—	—	150,000

Total Purchases/Changes to Securities	150,000	247,148	769,864	1,167,012
Repayments of Securities
Gemcor II, LLC (Gemcor)	(55,812)	—	—	(55,812)
NDT	—	—	(6,652)	(6,652)
QuaDPharma, LLC (Quadpharma)	(13,359)	—	—	(13,359)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(69,171)	—	(944,816)	(1,013,987)
Transfers within Level 3	(1)	(249,999)	250,000	—

Ending Balance, March 31, 2013, of Level 3 Assets	$1,585,814	$4,079,323	$20,172,090	$25,837,227

Change in unrealized gains or losses for the period included in changes in net assets				$508,514
Total gains or losses for the period included in changes in net assets				($392,890)

Note 4. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, comparative financial information is presented below.

	For the periods ended (Unaudited)
	3/31/2014 (000)	3/31/2013 (000)
Income Statement:
Net sales	$7,050	$9,081
Gross profit	1,789	2,574
Net income	1,130	1,859

Note 5. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2014 and the year ended December 31, 2013:

	Three months ended March 31, 2014 (Unaudited)	Year ended December 31, 2013
Income from investment operations (1):
Investment income	$0.08	$0.38
Expenses	0.06	0.37

Investment gain before income taxes	0.02	0.01
Income tax expense (benefit)	0.01	(0.01)

Net investment gain	0.01	0.02
Purchase of treasury stock (2)	0.00	0.04
Net realized and unrealized (loss) gain on investments	(0.04)	0.42

(Decrease) increase in net asset value	(0.03)	0.48
Net asset value, beginning of period	4.38	3.90

Net asset value, end of period	$4.35	$4.38

Per share market price, end of period	$3.49	$3.07

Total return based on market value	13.7%	31.2%
Total return based on net asset value	(0.60)%	8.87%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.36%	8.76%
Ratio of expenses including taxes to average net assets	1.54%	8.53%
Ratio of net investment income to average net assets	0.31%	0.57%
Portfolio turnover	1.74%	17.86%
Net assets, end of period	$27,889,639	$28,069,332
Weighted shares outstanding, end of period	6,411,892	6,513,385

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Exchange Act. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio companies trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report.

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

Overview

The following discussion describes the financial position and operations of Rand Capital Corporation (“Rand”) and its wholly-owned subsidiary Rand SBIC, Inc. (“Rand SBIC” and, together with Rand, collectively, the “Corporation”).

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

Business Developments

The United States and global economic conditions continued to improve throughout the first three months of 2014. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future investment exits will happen.

Critical Accounting Policies

The Corporation prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of the Corporation’s critical accounting policies can be found in the Corporation’s 2013 Form 10-K under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

	3/31/14	12/31/13	Decrease	% Decrease
Overview:
Total assets	$37,196,646	$39,750,370	($2,553,724)	(6.4%)
Total liabilities	9,297,007	11,681,038	(2,384,031)	(20.4%)

Net assets	$27,899,639	$28,069,332	($169,693)	(0.6%)

Net asset value per share (NAV) was $4.35 at March 31, 2014 and $4.38 at December 31, 2013.

The outstanding SBA leverage at March 31, 2014 is $7,000,000 and will mature from 2022 to 2024. Cash and cash equivalents approximated 26% of net assets at March 31, 2014 and 35% at December 31, 2013.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	3/31/14	12/31/13	(Decrease) Increase	% (Decrease) Increase
Investments, at cost	$19,534,867	$19,894,810	($359,943)	(1.8%)
Unrealized appreciation, net	8,840,623	8,453,743	386,880	4.6%

Investments at fair value	$28,375,490	$28,348,553	$26,937	0.1%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 102% of net assets at March 31, 2014 and 101% of net assets at December 31, 2013.

The change in investments during the three months ended March 31, 2014, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
CrowdBouncer, LLC (Crowdbouncer)	$270,000
GiveGab, Inc. (Give Gab)	153,388
Knoa Software, Inc. (Knoa)	45,000

Total of new investments	468,388
Other changes to investments:
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	21,256
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	2,499

Total of other changes to investments	23,755
Investments repaid, sold or liquidated
EmergingMed.com, Inc. (Emerging Med) loss	(778,253)
Gemcor II, LLC (Gemcor) repayment	(73,833)

Total of investments repaid, sold or liquidated	(852,086)

Net change in investments, at cost	($359,943)

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

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

	March 31, 2014	March 31, 2013	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$193,179	$226,841	($33,662)	(14.8%)
Interest from other investments	5,166	2,890	2,276	78.8%
Dividend and other investment income	313,919	535,290	(221,371)	(41.4%)
Other income	5,683	3,350	2,333	69.6%

Total investment income	$517,947	$768,371	($250,424)	(32.6%)

Interest from portfolio companies—The portfolio interest income decrease is due to the fact the Corporation recognized a realized loss on Emerging Med during the fourth quarter of 2013. This investment had generated approximately $38,000 in interest income during the three months ended March 31, 2013.

After reviewing the portfolio companies’ performance and the circumstances surrounding the investments, the Corporation ceased accruing interest income on Mezmeriz in 2014.

Interest from other investments—The increase in interest from other investments is primarily due to higher average cash balances during the three months ending March 31, 2014 versus the three months ending March 31, 2013.

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

Dividend income for the three months ended March 31, 2014 consisted of a distribution from Gemcor for $283,086 and Carolina Skiff LLC (Carolina Skiff) for $30,833. Dividend income for the three months ended March 31, 2013 consisted of a distribution from Gemcor for $535,290.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $2,183 and $1,850 for the three months ended March 31, 2014 and 2013, respectively. The board fees were $3,500 and $1,500 for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

	March 31, 2014	March 31, 2013	Increase	% Increase
Total Expenses	$380,668	$286,462	94,206	32.9%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office operating expenses and professional fees.

The 33% or $94,206 increase in operating expenses for the three months ended March 31, 2014 as compared to the same three month period in 2013 is due primarily to the fact that the Corporation had a bad debt recovery for $64,654 in the three months ended March 31, 2013, whereas it incurred a bad debt expense in the three months ended March 31, 2014 in the amount of $6,311.

Net Realized Gains and Losses on Investments

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

	March 31, 2014	March 31, 2013	Decrease
Net realized (loss) gain	($781,020)	$691,662	($1,472,682)

During the three months ended March 31, 2014, the Corporation recognized a realized loss of $778,253 on Emerging Med when it was sold during January 2014 and the Corporation did not receive proceeds from the sale.

The Corporation also recognized a loss of $2,767 on an adjustment of the Liazon Corporation escrow receivable.

During the three months ended March 31, 2013, the Corporation recognized a realized gain of $1,084,552 on the sale of 227,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 453,643 shares of Synacor at March 31, 2013 following such sale. The Corporation also recognized a realized gain of $670,808 on the sale of its shares in Ultra-Scan to a strategic acquirer.

In addition, during the three months ended March 31, 2013, the Corporation recognized a realized loss of $1,063,698 on its investment in Mid-America Brick when the company announced in February 2013 that it had filed for bankruptcy.

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $386,880 during the three months ended March 31, 2014 as compared to a net decrease in unrealized appreciation on investments of ($1,516,420) during the same three month period in 2013.

The increase in unrealized appreciation for the three months ended March 31, 2014 was comprised of the following:

March 31, 2014
EmergingMed.com, Inc. (Emerging Med) to a realized loss	$778,253
Mezmeriz	(391,373)

Total change in net unrealized appreciation during the three months ended March 31, 2014	$386,880

The Emerging Med investment was written off during the three months ended March 31, 2014, after the company was sold and the Corporation did not receive proceeds.

The Mezmeriz investment was revalued during the three months ended March 31, 2014 after the Corporation’s management reviewed the portfolio company and its financials and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The decrease in unrealized appreciation for the three months ended March 31, 2013 was comprised of the following items:

March 31, 2013
Reclass Mid America Brick & Structural Clay Products, LLC (Mid America Brick) to a realized loss	$1,063,698
NDT Acquisition, LLC (NDT)	6,652
Reclass Ultra-Scan Corporation (Ultra-Scan) to a realized gain	(561,836)
Synacor, Inc. (Synacor)	(2,024,934)

Total change in net unrealized appreciation during the three months ended March 31, 2013	($1,516,420)

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

Net (Decrease) Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net (decrease) in net assets from operations” on its consolidated statements of operations. For the three months ended March 31, 2014 and 2013, the net decrease in net assets from operations was ($169,613) and ($197,065), respectively.

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

As of March 31, 2014, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $7,365,860.

Management expects that the cash and cash equivalents at March 31, 2014, coupled with the $1,000,000 of available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

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

As of March 31, 2014, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2013. The Risk Factors from our 2013 report on Form 10-K remain applicable with the exception of the following addition:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2014 - 1/31/2014	26	3.06	26	548,858
2/1/2014 – 2/28/14	—	—	—	548,858
3/1/14 – 3/31/14	—	—	—	548,858

(1)	The total number of shares purchased was 26 in the first quarter of 2014. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 24, 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through October 24, 2014.

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

Dated: May 2, 2014

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer