Form 10-Q
period 2014-06-30
RAND CAPITAL CORP
filed 2014-08-01
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

As of July 31, 2014 there were 6,411,892 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments at fair value:
Control investments (cost of $1,489,686 and $1,640,156, respectively)	$10,159,349	$10,309,819
Affiliate investments (cost of $15,111,700 and $12,844,406, respectively)	14,840,143	12,542,869
Non-affiliate investments (cost of $6,929,621 and $5,410,248, respectively)	8,251,489	5,495,865

Total investments, at fair value (cost of $23,531,007 and $19,894,810, respectively)	33,250,981	28,348,553
Cash and cash equivalents	4,090,943	9,764,810
Interest receivable (net of allowance: 6/30/14—$128,311 and 12/31/13- $122,000 )	86,266	58,093
Other assets	320,602	1,578,914

Total assets	$37,748,792	$39,750,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,000,000	$7,000,000
Deferred tax liability	2,036,407	2,206,808
Income tax payable	4,999	1,223,427
Accounts payable and accrued expenses	251,763	1,224,339
Deferred revenue	36,208	26,464

Total liabilities	9,329,377	11,681,038
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,411,892 as of 6/30/14 and 6,411,918 as of 12/31/13	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(553,974)	(889,317)
Undistributed net realized gain on investments	12,719,924	13,522,890
Net unrealized appreciation on investments	6,175,571	5,357,785
Treasury stock, at cost; 451,142 as of 6/30/14 and 451,116 shares as of 12/31/13	(1,190,199)	(1,190,119)

Total stockholders’ equity (net assets) (per share 6/30/14 - $4.43 and 12/31/13 - $4.38)	28,419,415	28,069,332

Total liabilities and stockholders’ equity	$37,748,792	$39,750,370

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment income:
Interest from portfolio companies:
Control investments	$29,460	$40,205	$61,759	$81,993
Affiliate investments	130,517	115,050	253,373	259,818
Non-Control/Non-Affiliate investments	41,320	30,074	79,344	70,359

Total interest from portfolio companies	201,297	185,329	394,476	412,170
Interest from other investments	3,031	2,452	8,197	5,342

Total interest from other investments	3,031	2,452	8,197	5,342
Dividend and other investment income:
Control investments	399,895	477,635	682,981	1,012,925
Affiliate investments	59,232	44,797	90,065	44,797
Non-Control/Non-Affiliate investments	2,531	16,670	2,531	16,670

Total dividend and other investment income	461,658	539,102	775,577	1,074,392
Other income:
Control investments	2,500	3,500	6,000	5,000
Affiliate investments	1,767	2,600	2,700	3,200
Non-Control/Non-Affiliate investments	1,306	1,250	2,556	2,500

Total other income	5,573	7,350	11,256	10,700

Total investment income	671,559	734,233	1,189,506	1,502,604

Operating expenses:
Salaries	147,669	135,375	295,338	270,750
Bonus and profit sharing	(45,635)	—	(45,635)	—
Employee benefits	24,689	34,323	62,756	87,495
Directors’ fees	55,500	57,000	74,250	72,000
Professional fees	44,021	46,525	100,512	75,362
Stockholders and office operating	55,361	52,693	85,650	79,367
Insurance	7,500	7,500	19,909	19,504
Corporate development	16,431	20,526	27,556	38,013
Other operating	1,979	1,680	3,256	2,503

	307,515	355,622	623,592	644,994
Interest on SBA obligations	68,137	34,180	126,417	95,924
Bad debt expense (recovery)	—	—	6,311	(64,654)

Total expenses	375,652	389,802	756,320	676,264

Investment gain before income taxes	295,907	344,431	433,186	826,340

Income tax expense	48,712	109,147	97,843	283,116

Net investment gain	247,195	235,284	335,343	543,224

Realized (loss) gain on investments:
Affiliate investments	—	—	(778,253)	(1,063,698)
Non-Control/Non-Affiliate investments	(444,172)	86,905	(446,939)	1,842,265

Realized (loss) gain on investments before income taxes	(444,172)	86,905	(1,225,192)	778,567
Income tax (benefit) expense	(142,701)	41,410	(422,226)	291,100

Net realized (loss) gain on investments	(301,471)	45,495	(802,966)	487,467
Net increase (decrease) in unrealized appreciation on investments:
Control investments	—	—	—	6,652
Affiliate investments	(356,900)	—	29,980	1,063,698
Non-Control/Non-Affiliate investments	1,236,251	(7,100)	1,236,251	(2,593,870)

Change in unrealized appreciation before income taxes	879,351	(7,100)	1,266,231	(1,523,520)
Deferred income tax expense (benefit)	305,299	(1,393)	448,445	(570,836)

Net increase (decrease) in unrealized appreciation on investments	574,052	(5,707)	817,786	(952,684)

Net realized and unrealized gain (loss) on investments	272,581	39,788	14,820	(465,217)

Net increase in net assets from operations	$519,776	$275,072	$350,163	$78,007

Weighted average shares outstanding	6,411,892	6,575,184	6,411,892	6,592,522
Basic and diluted net increase in net assets per share from operations	$0.08	$0.04	$0.05	$0.01

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash flows from operating activities:
Net increase in net assets from operations	$350,163	$78,007
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	12,668	28,428
Original issue discount amortization	(7,746)	(7,746)
Change in interest receivable allowance	6,311	(74,795)
(Increase) decrease in unrealized appreciation on investments	(1,266,231)	1,523,520
Deferred tax benefit	(170,401)	(790,877)
Realized loss (gain) on portfolio investments, net	1,225,192	(778,567)
Non-cash conversion of debenture interest	(89,271)	(203,945)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(34,484)	22,167
Decrease (increase) in other assets	770,375	(206,518)
(Increase) in prepaid income taxes	—	(65,036)
Decrease in accounts payable and accrued expenses	(972,576)	(416,389)
Decrease in income taxes payable	(1,218,428)	(27,695)
Increase (decrease) in deferred revenue	9,744	(3,700)

Total adjustments	(1,734,847)	(1,001,153)

Net cash used in operating activities	(1,384,684)	(923,146)
Cash flows from investing activities:
Investments originated	(4,501,152)	(1,575,000)
Proceeds from sale of investments	62,645	2,977,145
Proceed from loan repayments	150,469	305,371
Capital expenditures	(1,065)	—

Net cash (used in) provided by investing activities	(4,289,103)	1,707,516
Cash flows from financing activities:
Repayment of SBA debentures	—	(900,000)
Purchase of treasury stock	(80)	(339,091)

Net cash used in financing activities	(80)	(1,239,091)

Net decrease in cash and cash equivalents	(5,673,867)	(454,721)
Cash and cash equivalents:
Beginning of period	9,764,810	4,224,763

End of period	$4,090,943	$3,770,042

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Net assets at beginning of period	$27,899,639	$25,585,235	$28,069,332	$25,782,300
Net investment gain	247,195	235,284	335,343	543,224
Net realized (loss) gain on sales and dispositions of investments	(301,471)	45,495	(802,966)	487,467
Net increase (decrease) in unrealized appreciation	574,052	(5,707)	817,786	(952,684)

Net increase in net assets from operations	519,776	275,072	350,163	78,007
Purchase of treasury stock	—	(339,091)	(80)	(339,091)

Total increase (decrease) in net assets	519,776	(64,019)	(350,083)	(261,084)

Net assets at end of period	$28,419,415	$25,521,216	$28,419,415	$25,521,216

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2014

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
Non-Control/Non-Affiliate Investments: (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$3,000,000	$.47
Empire Genomics, LLC (g) Buffalo, NY. A molecular diagnostics company that develops and offers a comprehensive menu of assay services for use in diagnosing and guiding precise therapeutic treatments for patients. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	<1%	600,000	600,000	.09
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	3%	250,000	250,000	.04
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Accounts Receivable) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017. $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests.	10/22/12	2%	1,307,241	1,307,241	.20
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	.20
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation company. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	.12
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	403,643 unrestricted common shares valued at $2.62 per share.	11/18/02	2%	592,427	1,057,500	.17
Other Non-Control/Non-Affiliate Investments				410,857	0	.00

Subtotal Non-Control/Non-Affiliate Investments				$6,929,621	$8,251,489	$1.29

Affiliate Investments: (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$1,250,000	$1,835,000	$.29
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	.22

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
CrowdBouncer, LLC (e)(g) Buffalo, NY. Platform-as-a-Service (PaaS) solution for JOBS Act compliance and back-end transactional processing for broker-dealers, equity crowdfunding portals and other financial institutions. (Software) www.crowdbouncer.com	270,000 Series A preferred shares.	1/22/14	12%	270,000	270,000	.04
First Wave Products Group, LLC (e)(g) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $200,000 junior term note at 10% due December 31, 2016. Warrant for 37,732 capital securities.	4/19/12	7%	840,838	840,838	.13
GiveGab, Inc. (e)(g) Ithaca, NY. Social network dedicated to helping volunteers and nonprofit organizations interact, on a local level, in their communities. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	6%	403,388	403,388	.06
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	.02
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	.09
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010)	11/20/12	7%	1,229,155	872,255	.14
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules to be embedded into mobile electronics for projection, gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $200,000 convertible notes at 8% due December 31, 2014.	1/9/08	10%	591,373	200,000	.03
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	1,891,965	1,891,965	.30
QuaDPharma, LLC (g) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$556,285.22 second note allonge at 14% due November 1, 2017. 141.75 Class A units of membership interest.	6/26/12	14%	906,285	906,285	.14
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. 50,593 common shares.	10/29/09	5%	2,099,999	2,235,999	.35

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Per Share of Rand
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element, anyplace on the planet. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	.23
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	.08
Teleservices Solutions Holdings, LLC (e)(g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B shares. 1,000,000 Class C shares.	5/30/14	9%	1,250,000	1,250,000	.19
Other Affiliate Investments				22,841	22,841	.00

Subtotal Affiliate Investments				$15,111,700	$14,840,143	$2.31

Control Investments: (l)
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014. $1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	$1,384,849	$10,059,849	1.57
Other Control Investments				104,837	99,500	.02

Subtotal Control Investments				$1,489,686	$10,159,349	$1.59

	Total portfolio investments			$23,531,007	$33,250,981	$5.19

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2014 (Continued)

(Unaudited)

Notes to the Condensed Consolidated Schedule of Portfolio Investments

a) At June 30, 2014 restricted securities represented approximately 97% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies. Individual securities with a fair value less than $100,000 are included in “Other Investments.”

(b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c) Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2014, ASC 820 designates 3% of the Corporation’s investments as “Level 1” and 97% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Condensed Consolidated Financial Statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of June 30, 2014, the total cost of investment securities approximated $23.5 million. Net unrealized appreciation was approximately $9.7 million, which was comprised of $11.2 million of unrealized appreciation of investment securities and ($1.5) million related to unrealized depreciation of investment securities.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of June 30, 2014 there were no interest receivable amounts exceeding $50,000.

(j) Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.

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

(m) Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.

(n) Publicly owned company.

(o) On June 30, 2014, the Corporation’s shares of Synacor were valued at $2.62 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at SEC.gov for additional information on Synacor’s industry, financial results and business operations.

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

(j) Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.

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

For the Six Months Ended June 30, 2014 and 2013

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

On February 28, 2012, the Securities and Exchange Commission (the “SEC”) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC to permit certain joint transactions that would otherwise be prohibited by the 1940 Act, but which would not be prohibited if Rand and Rand SBIC were a single entity and to permit an exemption from separate reporting requirements for Rand SBIC under Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon the Corporation’s receipt of the order granting the exemption, on March 28, 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act pursuant to which it may engage in certain transactions which would be permitted if Rand and Rand SBIC were operated as a single entity, but which are not permitted between a parent BDC and a wholly-owned subsidiary BDC without specific exemptions.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2014 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2014, September 30, 2013 and June 30, 2013

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

Investments - Investments are valued at fair value as determined in good faith by the Management of the Corporation and submitted to the Board of Directors for approval. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process for each investment. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

Revenue Recognition—Interest Income—Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, the loan is placed on non-accrual status and interest income is recognized at the time of receipt. A reserve for possible losses on interest receivables is maintained when appropriate.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $7,746 in OID income for each of the six months ended June 30, 2014 and 2013.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the six months ended June 30, 2014 and 2013 was $11,438 and $28,428, respectively. Future amortization over the next five years is estimated to be approximately $23,000 per year.

SBA Leverage – The Corporation had $7,000,000 in outstanding SBA leverage at June 30, 2014 and December 31, 2013. The $7,000,000 in outstanding leverage at June 30, 2014 matures in 2022 through 2024. The remaining undrawn SBA commitment at June 30, 2014 is $1,000,000 and expires on September 30, 2016.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information—Income taxes paid, net of refunds, during the six months ended June 30, 2014 and 2013 were $1,512,891 and $886,988, respectively. Interest paid during the six months ended June 30, 2014 and 2013 was $98,913 and $67,525, respectively. The Corporation converted $89,271 and $203,944 of interest receivable into investments during the six months ended June 30, 2014 and 2013, respectively.

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

Stockholders’ Equity (Net Assets)—At June 30, 2014 and December 31, 2013, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 24, 2013 the Board of Directors increased the repurchase authorization from 500,000 to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 24, 2014 at prices no greater than current net asset value. The Corporation repurchased 26 shares during the six months ended June 30, 2014 for a total cost of $80 and an average cost of $3.06/share. The Corporation had previously purchased 451,116 shares as of December 31, 2013. At June 30, 2014 the total shares held in treasury were 451,142 with a total cost of $1,190,199.

Profit Sharing and Stock Option Plan—In 2001 the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2014 no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the six months ended June 30, 2014 and June 30, 2013, respectively. During the six months ended June 30, 2014 the Corporation adjusted the escrow receivable amount for Liazon Corporation to reflect the amount that was actually received. Due to this adjustment the amount accrued for profit sharing from fiscal year 2013 had to be adjusted and resulted in a reduction of ($45,635) to profit sharing expense. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $784,560 was paid during the six months ended June 30, 2014.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the six months ended June 30, 2014 or 2013, respectively.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2013. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2009 through 2013. The Corporation’s uncertain tax positions are not material and are not expected to change significantly within the next 12 months.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

At June 30, 2014, Gemcor II, LLC (Gemcor), BinOptics Corporation (Binoptics), Rheonix, Inc. (Rheonix), Microcision, LLC (Microcision), and Carolina Skiff LLC (Carolina Skiff) represented 30%, 9%, 7%, 6% and 6%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are valued at cost when it is representative of the fair value of an investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value.

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

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the senior equity preferences which may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement.

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

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of June 30, 2014:

Investment Type	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Range
Equity Investments	$11,671,748	Market Approach	EBITDA Multiple	5X - 12X
	22,841	Market Approach	Liquidation Seniority	1X
	3,099,500	Market Approach	Revenue Multiple	1X – 1.5X
	10,993,214	Market Approach	Transaction Pricing	Not applicable
	119,625	Black Scholes Pricing Model	Stock pricing and volatility	$1.13
Loan and Debt Investments	6,286,553	Face Value	Liquidation Seniority	Not applicable

Total	$32,193,481

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at June 30, 2014:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,316,135	$—	$—	$1,316,135
Debt investments	4,970,418	—	—	4,970,418
Equity investments	26,964,428	1,057,500	—	25,906,928

Total	$33,250,981	$1,057,500	$0	$32,193,481

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2013:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,466,604	$—	$—	$1,466,604
Debt investments	4,172,417	—	—	4,172,417
Equity investments	22,709,532	1,054,500	—	21,655,032

Total	$28,348,553	$1,054,500	$0	$27,294,053

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(476,334)	(476,334)

Total Realized Losses	—	(778,253)	(476,334)	(1,254,587)
Unrealized Gains or Losses included in net change in net assets from operations
BinOptics Corporation (Binoptics)	—	—	1,200,001	1,200,001
Emerging Med	—	778,253	—	778,253
Knoa Software, Inc. (Knoa)	—	—	(356,900)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)

Total Unrealized Gains and Losses	—	778,253	451,728	1,229,981
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	350,000	350,000
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
Empire Genomics, LLC (Empire Genomics)	—	600,000	—	600,000
First Wave Products Group, LLC (First Wave)	—	43,003	—	43,003
GiveGab, Inc (Give Gab)	—	—	153,388	153,388
Knoa	—	—	479,155	479,155
Liazon	—	—	476,334	476,334
Mercantile Adjustment Bureau, LLC (Mercantile)	—	154,998	47,625	202,623
SciAps, Inc. (Sciaps)	—	—	500,000	500,000
SocialFlow, Inc. (Social Flow)	—	—	750,000	750,000
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	—	—	1,250,000	1,250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	798,001	4,276,502	5,074,503
Repayments of Securities
Gemcor II, LLC (Gemcor)	(150,469)	—	—	(150,469)

Total Repayments of Securities	(150,469)	—	—	(150,469)
Transfers within Level 3	—	—	—	—

Ending Balance, June 30, 2014, of Level 3 Assets	$1,316,135	$4,970,418	$25,906,928	$32,193,481

Change in unrealized appreciation for the period included in changes in net assets				$1,229,981
Total realized (losses) for the period included in changes in net assets				($1,254,587)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Losses included in net change in net assets from operations
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	6,652	6,652
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	126,698	381,816	508,514
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
EmergingMed.com, Inc. (Emerging Med)	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	29,742	—	29,742
GiveGab, Inc	—	—	250,000	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	—	79,998	—	79,998
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	53,879	—	53,879
Mid America Brick	150,000	—	—	150,000
SocialFlow, Inc. (Social Flow)	—	—	500,000	500,000

Total Purchases/Changes to Securities	150,000	366,826	1,269,864	1,786,690
Repayments of Securities
Gemcor II, LLC (Gemcor)	(121,835)	—	—	(121,835)
Mid America Brick	—	(150,000)	—	(150,000)
NDT	—	—	(6,652)	(6,652)
QuaDPharma, LLC (Quadpharma)	(26,885)	—	—	(26,885)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(148,720)	(150,000)	(944,816)	(1,243,536)
Transfers within Level 3	—	(249,999)	250,000	1

Ending Balance, June 30, 2013, of Level 3 Assets	$1,506,266	$4,049,001	$20,672,090	$26,227,357

Change in unrealized appreciation for the period included in changes in net assets				$508,514
Total realized (losses) for the period included in changes in net assets				($385,978)

Note 4. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, comparative financial information is presented below.

	For the periods ended (Unaudited)
	6/30/2014 (000)	6/30/2013 (000)
Income Statement:
Net sales	$13,166	$17,420
Gross profit	4,686	6,469
Net income	1,742	3,547

Note 5. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2014 and the year ended December 31, 2013:

	Six months ended June 30, 2014 (Unaudited)	Year ended December 31, 2013
Income from investment operations (1):
Investment income	$0.19	$0.38
Expenses	0.12	0.37

Investment gain before income taxes	0.07	0.01
Income tax expense (benefit)	0.02	(0.01)

Net investment gain	0.05	0.02
Purchase of treasury stock (2)	0.00	0.04
Net realized and unrealized gain on investments	0.00	0.42

Increase in net asset value	0.05	0.48
Net asset value, beginning of period	4.38	3.90

Net asset value, end of period	$4.43	$4.38

Per share market price, end of period	$3.11	$3.07

Total return based on market value	1.30%	31.2%
Total return based on net asset value	1.25%	8.87%
Supplemental data:
Ratio of expenses before income taxes to average net assets	2.68%	8.76%
Ratio of expenses including taxes to average net assets	3.02%	8.53%
Ratio of net investment income to average net assets	1.19%	0.57%
Portfolio turnover	14.9%	17.9%
Net assets, end of period	$28,419,415	$28,069,332
Weighted shares outstanding, end of period	6,411,892	6,513,385

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

Business Developments

The United States and global economic conditions continued to improve throughout the first six months of 2014. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future investment exits will happen.

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

Financial Condition

Overview:	6/30/14	12/31/13	(Decrease) Increase	% (Decrease) Increase
Total assets	$37,748,792	$39,750,370	($2,001,578)	(5.0%)
Total liabilities	9,329,377	11,681,038	(2,351,661)	(20.1%)

Net assets	$28,419,415	$28,069,332	$350,083	1.2%

Net asset value per share (NAV) was $4.43 at June 30, 2014 and $4.38 at December 31, 2013.

The outstanding SBA leverage at June 30, 2014 is $7,000,000 and will mature from 2022 to 2024. Cash and cash equivalents approximated 14% of net assets at June 30, 2014 and 35% at December 31, 2013.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the period-ends indicated.

	6/30/14	12/31/13	Increase	% Increase
Investments, at cost	$23,531,007	$19,894,810	$3,636,197	18.3%
Unrealized appreciation, net	9,719,974	8,453,743	1,266,231	15.0%

Investments at fair value	$33,250,981	$28,348,553	$4,902,428	17.3%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 117% of net assets at June 30, 2014 and 101% of net assets at December 31, 2013.

The change in investments during the six months ended June 30, 2014, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	$1,250,000
SocialFlow, Inc. (Socialflow)	750,000
Empire Genomics, LLC (Empire Genomics)	600,000
SciAps, Inc. (Sciaps)	500,000
Knoa Software, Inc. (Knoa)	477,764
Chequed.com, Inc. (Chequed)	350,000
CrowdBouncer, LLC (Crowdbouncer)	270,000
GiveGab, Inc. (Give Gab)	153,388
Mercantile Adjustment Bureau, LLC (Mercantile)	150,000

Total of new investments	4,501,152
Other changes to investments:
Mercantile interest conversion and OID amortization	52,623
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	43,003
Knoa interest conversion	1,391

Total of other changes to investments	97,017
Investments repaid, sold or liquidated
EmergingMed.com, Inc. (Emerging Med)	(778,253)
Gemcor II, LLC (Gemcor) repayment	(150,469)
Synacor, Inc. (Synacor)	(33,250)

Total of investments repaid, sold or liquidated	(961,972)

Net change in investments, at cost	$3,636,197

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while investing in a mixture of debenture and equity instruments, which provide a current return on a portion of the investment portfolio. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term and may not generate current income in the form of dividends or interest. In addition, the Corporation earns interest income from investing its idle funds in money market instruments held at well capitalized financial institutions.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	June 30, 2014	June 30, 2013	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$394,476	$412,170	($17,694)	(4.3%)
Interest from other investments	8,197	5,342	2,855	53.4%
Dividend and other investment income	775,577	1,074,392	(298,815)	(27.8%)
Other income	11,256	10,700	556	5.2%

Total investment income	$1,189,506	$1,502,604	($313,098)	(20.8%)

Interest from portfolio companies – The portfolio interest income decrease is due to the fact the Corporation recognized a realized loss on Emerging Med during the fourth quarter of 2013. This investment had generated approximately $39,000 in interest income during the six months ended June 30, 2013.

After reviewing the portfolio company’s performance and the circumstances surrounding the Corporation’s investment, the Corporation ceased accruing interest income on Mezmeriz in 2014.

Interest from other investments—The increase in interest from other investments is primarily due to higher average cash balances during the six months ending June 30, 2014 versus the same six month period in 2013.

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

Dividend income for the six months ended June 30, 2014 consisted of a distribution from Gemcor for $682,981, Monarch Machine Tool LLC for $45,682, Carolina Skiff LLC (Carolina Skiff) for $44,383 and Somerset Gas Transmission Company, LLC (Somerset) for $2,531. Dividend income for the six months ended June 30, 2013 consisted of a distribution from Gemcor for $1,012,925, Carolina Skiff for $44,797 and Somerset for $16,670.

Other income—Other income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $4,256 and $3,700 for the six months ended June 30, 2014 and 2013, respectively. The board fees were $7,000 for both the six months ended June 30, 2014 and 2013.

Operating Expenses

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	June 30, 2014	June 30, 2013	Increase	% Increase
Total Expenses	$756,320	$676,264	80,056	11.8%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including shareholder and office operating expenses and professional fees.

The 12% or $80,056 increase in operating expenses for the six months ended June 30, 2014 as compared to the same six month period in 2013 is due, in part, to the fact that the Corporation had a bad debt recovery for $64,654 in the six months ended June 30, 2013, whereas the Corporation incurred a bad debt expense of $6,311 for the six months ended June 30, 2014. In addition, the bonus and profit sharing expense was ($45,635) for the six months ended June 30, 2014 due to the fact that the Corporation adjusted the escrow receivable amount for Liazon Corporation to reflect the amount that was actually received in the second quarter of 2014 and therefore, incurred a realized loss and a related adjustment to the profit sharing and benefit accrual.

The SBA borrowings increased from $4,000,000 at June 30, 2013 to $7,000,000 at June 30, 2014. The increase in outstanding leverage caused a 32% or $30,493 increase in SBA interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Net Realized Gains and Losses on Investments

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

	June 30, 2014	June 30, 2013	Decrease
Net realized (loss) gain	($1,225,192)	$778,567	($2,003,759)

During the six months ended June 30, 2014, the Corporation recognized a realized loss of $778,253 on Emerging Med when it was sold during January 2014 and the Corporation did not receive proceeds from the sale. This investment had been valued at $0 at December 31, 2013.

The Corporation also recognized a loss of $476,334 on an adjustment of the Liazon Corporation escrow receivable.

During the six months ended June 30, 2014, the Corporation recognized a realized gain of $29,395 on the sale of 25,000 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 403,643 shares of Synacor at June 30, 2014 following such sale.

During the six months ended June 30, 2013, the Corporation recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor. At June 30, 2013, the Corporation owned 428,643 shares of Synacor.

In addition, the Corporation recognized a realized gain of $670,808 on the sale of its shares in Ultra-Scan to a strategic acquirer during the six months ended June 30, 2013. The Corporation also recognized a realized loss of $1,063,698 on its investment in Mid-America Brick when the company announced in February 2013 that it had filed for bankruptcy.

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $1,266,231 during the six months ended June 30, 2014 as compared to a net decrease in unrealized appreciation on investments of ($1,523,520) during the same six month period in 2014.

The increase in unrealized appreciation for the six months ended June 30, 2014 was comprised of the following:

June 30, 2014
BinOptics Corporation (Binoptics)	$1,200,001
EmergingMed.com, Inc. (Emerging Med) – reclass to a realized loss	778,253
Synacor, Inc. (Synacor)	36,250
Mezmeriz, Inc. (Mezmeriz)	(391,373)
Knoa Software, Inc. (Knoa)	(356,900)

Total change in net unrealized appreciation during the six months ended June 30, 2014	$1,266,231

Binoptics was written up in accordance with ASC 820 due to an overall improvement in the revenues and financial performance of the company.

The Emerging Med investment was written off during the six months ended June 30, 2014, after the company was sold and the Corporation did not receive proceeds.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 403,643 shares of Synacor at a three day average bid price of $2.62 as of June 30, 2014.

The Mezmeriz investment was revalued during the six months ended June 30, 2014 after the Corporation’s management reviewed the portfolio company and its financials and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The valuation of Knoa was decreased during the second quarter of 2014 to value the Corporations equity holdings at the price of the most recent insider round of financing.

The decrease in unrealized appreciation for the six months ended June 30, 2013 was comprised of:

June 30, 2013
Mid America Brick & Structural Clay Products, LLC (Mid America Brick)—reclass to a realized loss	$1,063,698
NDT Acquisition, LLC (NDT)	6,652
Ultra-Scan Corporation (Ultra-Scan)—reclass to realized gain	(561,836)
Synacor, Inc. (Synacor)	(2,032,034)

Total change in net unrealized appreciation during the six months ended June 30, 2013	($1,523,520)

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

Net Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase in net assets from operations” on its consolidated statements of operations. For the six months ended June 30, 2014 and 2013, the net increase in net assets from operations was $350,163 and $78,007, respectively.

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

As of June 30, 2014, the Corporation’s total liquidity, consisting of cash and cash equivalents, was $4,090,943.

Management expects that the cash and cash equivalents at June 30, 2014, coupled with the $1,000,000 of available SBA leverage and the scheduled interest and dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months. The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

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

As of June 30, 2014, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2014 – 4/30/2014	—	—	—	548,858
5/1/2014 – 5/31/2014	—	—	—	548,858
6/1/2014 – 6/30/2014	—	—	—	548,858

(1)	No treasury shares were purchased in the second quarter of 2014.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 24, 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through October 24, 2014.

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

Dated: August 1, 2014

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum

Allen F. Grum, President

By:	/s/ Daniel P. Penberthy

Daniel P. Penberthy, Treasurer