Form 10-Q
period 2014-09-30
RAND CAPITAL CORP
filed 2014-11-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 6,359,541 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of September 30, 2014 and December 31, 2013

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Investments at fair value:
Control investments (cost of $1,404,803 and $1,640,156, respectively)	$10,079,803	$10,309,819
Affiliate investments (cost of $14,183,396 and $12,844,406, respectively)	13,911,839	12,542,869
Non-affiliate investments (cost of $7,631,488 and $5,410,248, respectively)	8,758,199	5,495,865

Total investments, at fair value (cost of $23,219,687 and $19,894,810, respectively)	32,749,841	28,348,553
Cash	4,647,673	9,764,810
Interest receivable (net of allowance of $128,311 at 9/30/14 and $122,000 at 12/31/13)	83,338	58,093
Other assets	292,868	1,578,914

Total assets	$37,773,720	$39,750,370

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$7,000,000	$7,000,000
Deferred tax liability	1,621,260	2,206,808
Income tax payable	404,691	1,223,427
Accounts payable and accrued expenses	160,970	1,224,339
Deferred revenue	31,914	26,464

Total liabilities	9,218,835	11,681,038
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,383,421 as of 9/30/14 and 6,411,918 as of 12/31/13	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(310,438)	(889,317)
Undistributed net realized gain on investments	12,821,688	13,522,890
Net unrealized appreciation on investments	6,053,713	5,357,785
Treasury stock, at cost; 479,613 as of 9/30/14 and 451,116 shares as of 12/31/13	(1,278,171)	(1,190,119)

Total stockholders’ equity (net assets) (per share 9/30/14 - $4.47 and 12/31/13 - $4.38)	28,554,885	28,069,332

Total liabilities and stockholders’ equity	$37,773,720	$39,750,370

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment income:
Interest from portfolio companies:
Control investments	$26,660	$37,669	$88,419	$119,662
Affiliate investments	122,113	110,189	375,486	370,007
Non-Control/Non-Affiliate investments	57,576	38,213	136,920	108,572

Total interest from portfolio companies	206,349	186,071	600,825	598,241
Interest from other investments	2,326	2,110	10,523	7,452

Total interest from other investments	2,326	2,110	10,523	7,452
Dividend and other investment income:
Control investments	351,380	234,727	1,034,361	1,247,652
Affiliate investments	—	79,964	90,065	124,761
Non-Control/Non-Affiliate investments	—	—	2,531	16,670

Total dividend and other investment income	351,380	314,691	1,126,957	1,389,083
Fee income:
Control investments	4,000	5,500	10,000	10,500
Affiliate investments	1,767	600	4,467	3,800
Non-Control/Non-Affiliate investments	3,527	1,250	6,083	3,750

Total fee income	9,294	7,350	20,550	18,050

Total investment income	569,349	510,222	1,758,855	2,012,826

Operating expenses:
Salaries	147,668	135,375	443,006	406,125
Bonus and profit sharing	—	—	(45,635)	—
Employee benefits	26,431	27,297	89,187	114,792
Directors’ fees	14,250	14,250	88,500	86,250
Professional fees	25,724	27,595	126,236	102,957
Stockholders and office operating	23,789	25,457	109,439	104,824
Insurance	7,700	7,500	27,609	27,004
Corporate development	14,385	19,730	41,941	57,743
Other operating	2,385	1,360	5,641	3,863

	262,332	258,564	885,924	903,558
Interest on SBA obligations	69,243	33,806	195,660	129,730
Bad debt expense (recovery)	—	—	6,311	(64,654)

Total expenses	331,575	292,370	1,087,895	968,634

Investment gain before income taxes	237,774	217,852	670,960	1,044,192

Income tax (benefit) expense	(5,762)	74,324	92,081	357,440

Net investment gain	243,536	143,528	578,879	686,752

Realized gain (loss) on investments:
Affiliate investments	160,634	—	(617,619)	(1,063,698)
Non-Control/Non-Affiliate investments	—	—	(446,939)	1,842,265

Realized gain (loss) on investments before income taxes	160,634	—	(1,064,558)	778,567
Income tax expense (benefit)	58,870	—	(363,356)	291,100

Net realized gain (loss) on investments	101,764	—	(701,202)	487,467
Net (decrease) increase in unrealized appreciation on investments:
Control investments	5,336	8,381	5,336	15,033
Affiliate investments	—	(440,707)	29,980	622,991
Non-Control/Non-Affiliate investments	(195,157)	(205,650)	1,041,094	(2,799,520)

Change in unrealized appreciation before income taxes	(189,821)	(637,976)	1,076,410	(2,161,496)
Deferred income tax (benefit) expense	(67,963)	(250,156)	380,482	(820,992)

Net (decrease) increase in unrealized appreciation on investments	(121,858)	(387,820)	695,928	(1,340,504)

Net realized and unrealized loss on investments	(20,094)	(387,820)	(5,274)	(853,037)

Net increase (decrease) in net assets from operations	$223,442	($244,292)	$573,605	($166,285)

Weighted average shares outstanding	6,407,199	6,481,172	6,408,763	6,551,116
Basic and diluted net increase (decrease) in net assets per share from operations	$0.03	($0.04)	$0.09	($0.03)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$573,605	($166,285)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) operating activities:
Depreciation and amortization	20,604	32,238
Original issue discount accretion	(11,619)	(11,619)
Change in interest receivable allowance	6,311	(74,795)
(Increase) decrease in unrealized appreciation of investments	(1,076,410)	2,161,496
Deferred tax (benefit)	(585,548)	(982,723)
Realized loss (gain) on portfolio investments, net	1,064,558	(778,567)
Non-cash conversion of debenture interest	(116,962)	(245,501)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(31,556)	80,847
Decrease (increase) in other assets	812,983	(185,835)
(Increase) in prepaid income taxes	—	(125,623)
Decrease in accounts payable and accrued expenses	(1,063,369)	(442,608)
Decrease in income taxes payable	(818,736)	(27,695)
Increase (decrease) in deferred revenue	5,450	(5,550)

Total adjustments	(1,794,294)	(605,935)

Net cash used in operating activities	(1,220,689)	(772,220)
Cash flows from investing activities:
Investments originated	(5,131,152)	(2,875,002)
Proceeds from sale of investments	420,593	2,977,145
Proceeds from loan repayments	911,301	382,282
Capital expenditures	(9,138)	(7,547)

Net cash (used in) provided by investing activities	(3,808,396)	476,878
Cash flows from financing activities:
Repayment of SBA debentures	—	(900,000)
Proceeds from SBA debentures	—	1,500,000
Origination costs to SBA	—	(36,376)
Purchase of treasury stock	(88,052)	(546,541)

Net cash (used in) provided by financing activities	(88,052)	17,083

Net decrease in cash	(5,117,137)	(278,259)
Cash balance:
Beginning of period	9,764,810	4,224,763

End of period	$4,647,673	$3,946,504

Supplemental cash flow disclosures:
Interest paid	$220,667	$128,083

Taxes paid	$1,513,491	$963,589

Non-cash investing activities:
Exchange of membership interest for common stock	$143,285	$—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net assets at beginning of period	$28,419,415	$25,521,216	$28,069,332	$25,782,300
Net investment gain	243,536	143,528	578,879	686,752
Net realized gain (loss) on investments	101,764	—	(701,202)	487,467
Net (decrease) increase in unrealized appreciation on investments	(121,858)	(387,820)	695,928	(1,340,504)

Net increase (decrease) in net assets from operations	223,442	(244,292)	573,605	(166,285)
Purchase of treasury stock	(87,972)	(207,450)	(88,052)	(546,541)

Total increase (decrease) in net assets	135,470	(451,742)	485,553	(712,826)

Net assets at end of period	$28,554,885	$25,069,474	$28,554,885	$25,069,474

Accumulated net investment (loss)	($310,438)	($357,043)	($310,438)	($357,043)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 30.7% of net assets (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacturer of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$3,000,000	10.5%
Crashmob, Inc. (e)(g) Boston, MA. Marketing technology platform for engagement, advertising and surveying. (Software) www.statisfy.co	250,000 Series seed preferred shares.	8/18/14	4%	250,000	250,000	0.9%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding precise therapeutic treatments for patients. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	<1%	600,000	600,000	2.1%
Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical company. (Manufacturing) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.9%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	11/13/13	<5%	550,000	550,000	1.9%
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017.	10/22/12	<5%	1,068,198	1,068,198
	$150,000 subordinated debenture at 8% due June 30, 2018.			150,000	150,000
	Warrant for 3.29% membership interests. Option for 1.5% interest.			97,625	97,625

	Total Mercantile			1,315,823	1,315,823	4.6%
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	4.4%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.8%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	403,643 unrestricted common shares valued at $1.86 per share.	11/18/02	2%	592,427	751,000	2.6%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Other Non-Control/Non-Affiliate Investments: (e)
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	0	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	0	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$7,631,488	$8,758,199

Affiliate Investments – 48.7% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%.	1/30/04	7%	$985,000	$985,000
	$250,000 subordinated promissory note at 14% due December 31, 2016.			125,000	125,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000	6.0%
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	4.8%
CrowdBouncer, LLC (e)(g) Buffalo, NY. Platform-as-a-Service (PaaS) solution for JOBS Act compliance and back-end transactional processing for broker-dealers, equity and crowdfunding portals. (Software) www.crowdbouncer.com	270,000 Series A preferred shares.	1/22/14	12%	270,000	270,000	0.9%
First Wave Products Group, LLC (g) (p) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% Payment in Kind (PIK) due December 31, 2016.	4/19/12	7%	620,722	620,722
	$280,000 junior term notes at 10% PIK due December 31, 2016.			301,097	301,097
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			943,819	943,819	3.3%
GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	6%	403,388	403,388	1.4%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	2.1%
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	3.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares.	1/9/08	10%	391,373	0
	$200,000 convertible notes at 8% due December 31, 2014.			200,000	200,000

	Total Mezmeriz			591,373	200,000	0.7%
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,965	1,891,965	6.6%
	Class A common membership interest.			—	—
New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares.	10/29/09	5%	0	11,000
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			0	59,000

	Total Rheonix			2,099,999	2,235,999	7.8%
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	5.3%
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	1.9%
Teleservices Solutions Holdings, LLC (e)(g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention. (Contact Center) www.ipacesetters.com	250,000 Class B shares. 1,000,000 Class C shares.	5/30/14	9%	1,250,000	1,250,000	4.4%

Subtotal Affiliate Investments				$14,183,396	$13,911,839

Control Investments – 35.3% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014.	6/28/04	31%	10,663	10,663
	$1,000,000 subordinated promissory note at 15% due September 1, 2017.			669,640	669,640
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,305,303	9,980,303	35.0%

Subtotal Control Investments				$1,404,803	$10,079,803

TOTAL INVESTMENTS - 114.7%				$23,219,687	$32,749,841

LIABILITIES IN EXCESS OF OTHER ASSETS – (14.7%)					(4,194,956)

NET ASSETS – 100%					$28,554,885

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014 (Continued)

(Unaudited)

Notes to the Condensed Consolidated Schedule of Portfolio Investments

(a)	At September 30, 2014, restricted securities represented approximately 98% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2014, ASC 820 designates 2% of the Corporation’s investments as “Level 1” and 98% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Condensed Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of September 30, 2014, the total cost of investment securities approximated $23.2 million. Net unrealized appreciation was approximately $9.5 million, which was comprised of $11.0 million of unrealized appreciation of investment securities and ($1.5) million related to unrealized depreciation of investment securities. At September 30, 2014 the aggregate gross unrealized gain for federal income tax purposes was $7,058,667 and the aggregate gross unrealized loss for federal income tax purposes was ($1,729,356). The net unrealized gain was $5,329,311 based on a tax cost of $27,420,529.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of September 30, 2014 there were no interest receivable amounts exceeding $50,000.
(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.
(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Publicly owned company.
(o)	On September 30, 2014, the Corporation’s shares of Synacor were valued at $1.86 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at sec.gov for additional information on Synacor’s industry, financial results and business operations.
(p)	Payment in Kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)	Gross Reductions (2)		September 30, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500	$—	$—		$99,500	$41,695
Gemcor II, LLC	$500,000 subordinated promissory note at 15%	110,194	—	(99,531)		10,663	6,425
	$1,000,000 subordinated promissory note at 15%	800,125	—	(130,485)		669,640	81,994
	31.25 membership units.	9,300,000	—	—		9,300,000	999,998

	Total Gemcor	10,210,319				9,980,303	1,088,417

NDT Acquisitions, LLC	Common Stock	—	—	—		—	2,668

	Total Control Investments	$10,309,819	$—	(230,016)		$10,079,803	$1,132,780

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	$985,000	$—	$—		$985,000	$142,107
	$250,000 subordinated promissory note at 14%	250,000	—			125,000	—
	6.0825% Class A common membership interest.	600,000	—	(125,000)		600,000	—

	Total Carolina Skiff	1,835,000		—		1,710,000

Chequed.com, Inc.	408,476 Series A preferred shares.	1,033,222	350,000	—		1,383,222	—
CrowdBouncer, LLC	270,000 Series A preferred shares.	—	270,000	—		270,000	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%	571,301	49,421	—		620,722	50,838
	$280,000 junior term notes at 10%	204,533	96,564	—		301,097	16,564
	Warrant for 41,619 capital securities.	22,000	—	—		22,000	—

	Total First Wave	797,834				943,819	67,402

GiveGab, Inc.	2,254,822 Series A preferred shares.	250,000	153,388	—		403,388	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000	—	—		100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 Preferred shares.	600,002	—	—		600,002	—
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	750,000	479,155	(356,900)		872,255	1,391
Mezmeriz, Inc.	360,526 Series A preferred shares.	391,373	—	(391,373)		0	—
	Convertible notes at 8% due December 31, 2014.	200,000	—	—		200,000	—

	Total Mezmeriz	591,373				200,000

Microcision LLC	$1,500,000 subordinated promissory note at 11% due January 31, 2017. Class A common membership interest.	1,891,965 —	—	—		1,891,965 —	156,087 —
New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—		22,841	47,682
QuaDPharma, LLC	$556,285.22 second note allonge at 10% 141.75 Class A units of membership interest.	556,285 350,000	— —	(556,285 (350,000	) )	— —	55,349 —

	Total QuaDPharma	906,285		(906,285)

Rheonix, Inc.	9,676 common shares.	11,000	—	—		11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—		2,165,999	—
	50,593 common shares.	59,000	—	—		59,000	—

	Total Rheonix	2,235,999				2,235,999

SciAps, Inc.	187,500 Series A preferred shares.	1,000,000	500,000	—		1,500,000	—
SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	—
Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares.	—	1,250,000	—		1,250,000	—

	Total Affiliate Investments	$12,542,869	3,148,528	(1,779,558)		$13,911,839	$470,018

	Total Control and Affiliate Investments	$22,852,688	$3,148,528	($2,009,574)		$23,991,642	$1,602,798

This schedule should be read in conjunction with the Corporation’s Condensed Consolidated Financial Statements, including the Condensed Consolidated Schedule of Portfolio Investments and Notes to the Condensed Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, net increases in unrealized depreciation and net decreases in unrealized appreciation.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2014 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2014
Manufacturing	58.8%
Software	17.5%
Electronics	9.8%
Contact Center	7.8%
Oil and Gas	2.4%
Healthcare	1.8%
Auto Parts	1.6%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 19.6% of net assets (j)
BinOptics Corporation (e)(g) Ithaca, NY. Design and manufacture of semiconductor FP and DFB lasers. (Electronics Developer) www.binoptics.com	20,891,357 Series 2 convertible preferred shares.	11/8/11	4%	$1,799,999	$1,799,999	6.4%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	3%	250,000	250,000	0.9%
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,075,000 subordinated secured note at 13% due October 30, 2017.	10/22/12	2%	1,054,618	1,054,618
	Warrant for 2.47% membership interests.			50,000	50,000

	Total Mercantile			1,104,618	1,104,618	3.9%
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of current opportunities on social networks using proprietary, predictive analytic algorithm to determine best time for its customers to publish or advertise. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	2%	500,000	500,000	1.8%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.8%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	428,643 unrestricted common shares valued at $2.46 per share.	11/18/02	2%	625,677	1,054,500	3.8%
Other Non-Control/Non-Affiliate Investments: (e)
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	0	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	0	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$5,410,248	$5,495,865

Affiliate Investments – 44.7% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%.	1/30/04	7%	$985,000	$985,000
	$250,000 subordinated promissory note at 14% due December 31, 2016.			250,000	250,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,250,000	1,835,000	6.5%
Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Predictive employee selection and development software. (Software) www.chequed.com	305,118 Series A preferred shares.	11/18/10	12%	1,033,222	1,033,222	3.7%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
EmergingMed.com, Inc. (Software)	Senior subordinated debt.			778,253	0	0.0%
First Wave Products Group, LLC (e)(g) (p) Batavia, NY. Develops medical devices including First Crush, a dual action pill crusher that crushes and grinds medical pills. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% Payment in Kind (PIK) due December 31, 2016.	4/19/12	5%	571,301	571,301
	$200,000 junior term note at 10% PIK due December 31, 2016.			204,533	204,533
	Warrant for 34,228 capital securities.			22,000	22,000

	Total First Wave			797,834	797,834	2.8%
GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	6%	250,000	250,000	0.9%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.4%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces a variety of printable electronics utilizing a unique process of making nanomaterial based ink used in a room-temperature manufacturing environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	2.1%
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	6%	750,000	750,000	2.7%
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules to be embedded into mobile electronics for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares.	1/9/08	10%	391,373	391,373
	$200,000 convertible notes at 8% due December 31, 2014.			200,000	200,000

	Total Mezmeriz			591,373	591,373	2.1%
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,965	1,891,965	6.7%
	Class A common membership interest.			—	—
New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
QuaDPharma, LLC (g)(h) Clarence, NY. Small scale pre-commercial and commercial manufacturing for the Pharmaceutical industry. (Manufacturing) www.quadpharmainc.com	$556,285.22 second note allonge at 10% due November 1, 2017. 141.75	6/26/12	14%	556,285	556,285
	Class A units of membership interest.			350,000	350,000

	Total QuaDPharma			906,285	906,285	3.2%
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of microfluidic testing devices including channels, pumps, reaction vessels, & diagnostic chambers, for testing of small volumes of chemicals and biological fluids. (Manufacturing) www.rheonix.com	9,676 common shares.	10/29/09	5%	0	11,000
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			0	59,000

	Total Rheonix			2,099,999	2,235,999	8.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments. Provides durable, field-tested, portable instruments to identify any compound, any mineral, and any element, anyplace on the planet. (Manufacturing) www.sciaps.com	125,000 Series A preferred shares.	7/12/13	6%	1,000,000	1,000,000	3.6%
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Auto Parts Developer) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	10%	472,632	528,348	1.9%

Subtotal Affiliate Investments				$12,844,406	$12,542,869

Control Investments – 36.7% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	99,500	99,500	0.4%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft components. (Manufacturing) www.gemcor.com	$500,000 subordinated promissory note at 15% due November 1, 2014.	6/28/04	31%	$110,194	$110,194
	$1,000,000 subordinated promissory note at 15% due September 1, 2017.			800,125	800,125
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,535,319	10,210,319	36.4%
NDT Acquisitions, LLC (Manufacturing)	Common stock			5,337	0	0.0%

Subtotal Control Investments				$1,640,156	$10,309,819

TOTAL INVESTMENTS – 101.0%				$19,894,810	$28,348,553

LIABILITIES IN EXCESS OF OTHER ASSETS – (1.0%)					(279,221)

NET ASSETS – 100%					$28,069,332

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(Unaudited)

Notes to the Condensed Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2013, restricted securities represented approximately 96% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies (b) The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. The symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent. As of December 31, 2013, the Corporation held no equity interests of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2013, ASC 820 designates 4% of the Corporation’s investments as “Level 1” and 96% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (also see Note 3 “Investments” to the consolidated financial statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of December 31, 2013, the total cost of investment securities approximated $19.9 million. Net unrealized appreciation was approximately $8.5 million, which was comprised of $9.9 million of unrealized appreciation of investment securities and ($1.49) million related to unrealized depreciation of investment securities. At December 31, 2013 the aggregate gross unrealized gain for federal income tax purposes was $6,372,253 and the aggregate gross unrealized loss for federal income tax purposes was ($473,613). The net unrealized gain was $5,898,640 based on a tax cost of $22,449,913.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position. As of December 31, 2013 there were no interest receivable amounts exceeding $50,000.
(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.
(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Publicly owned company.
(o)	On December 31, 2013, the Corporation’s shares of Synacor were valued at $2.46 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at sec.gov for additional information on Synacor’s industry, financial results and business operations.
(p)	Payment in Kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2013 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2013
Manufacturing	65.9%
Software	13.5%
Electronics	8.4%
Contact Center	3.9%
Pharmaceuticals	3.2%
Oil and Gas	2.8%
Auto Parts	1.9%
Marketing	0.4%

Total Investments	100%

Rand Capital Corporation and Subsidiary

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - In Management’s opinion, the accompanying consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted; however, the Corporation believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2014 are not necessarily indicative of the results for the full year.

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

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2013

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2014, March 31, 2014 and September 30, 2013

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

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Qualifying Assets – All of the Corporation’s investments were made to privately held small business enterprises, that were not investment companies, were principally based in the United States; and represent qualifying assets as defined by section 55(a) of the 1940 act.

Revenue Recognition – Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, the loan is placed on non-accrual status and interest income is recognized at the time of receipt. A reserve for possible losses on interest receivables is maintained when appropriate.

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

Revenue Recognition - Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $8,550 and $5,550 for the nine months ended September 30, 2014 and 2013, respectively. The board fees were $12,000 and $12,500 for the nine months ended September 30, 2014 and 2013.

Revenue Recognition - Dividend Income – The Corporation may receive distributions from portfolio companies that are limited liability companies and corporations, and these distributions are classified as dividend income on the statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $11,619 in OID income for each of the nine months ended September 30, 2014 and 2013.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the nine months ended September 30, 2014 and 2013 was $18,265 and $32,238, respectively. Amortization over the next five years is estimated to be approximately $23,000 per year.

SBA Leverage – The Corporation had $7,000,000 in outstanding SBA leverage at September 30, 2014 and December 31, 2013 with a weighted average interest rate of 3.57%. The $7,000,000 in outstanding leverage matures from 2022 through 2024. The remaining undrawn SBA commitment at September 30, 2014 is $1,000,000 and expires on September 30, 2016.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include our automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Act.

Fair Value of SBA Leverage – In September 2014 the SBA pooled its debenture borrowings and they were put to market and competitively priced. The market rate for these debentures was set at 3.015% excluding a mandatory SBA annual charge estimated to be 0.85%; resulting in a total estimated fixed rate for ten years of 3.86%. The carrying value of SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Stockholders’ Equity (Net Assets) – At September 30, 2014 and December 31, 2013, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 24, 2013 the Board of Directors increased the repurchase authorization from 500,000 to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 24, 2014 at prices no greater than current net asset value. The Corporation repurchased 28,497 shares during the nine months ended September 30, 2014 for a total cost of $88,052 and an average cost of $3.09/share. The Corporation had previously purchased 451,116 shares as of December 31, 2013. At September 30, 2014 the total shares held in treasury were 479,613 with a total cost of $1,278,171. On October 23, 2014, the Corporation extended the stock buyback program through October 23, 2015 to accumulate up to an aggregate of 1,000,000 shares of its common stock on the open market at prices no greater than the then current net asset value.

Profit Sharing and Stock Option Plan – In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2014, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined. For purposes of the 20% profit sharing test, the Corporation interprets net income to be the total of the Corporation’s net investment gain (loss) and its net realized gain (loss) on investments, prior to inclusion of the estimated profit sharing obligation. The profit sharing payments are split equally between the Corporation’s two executive officers, each of whom is fully vested in the Plan.

There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2014 and September 30, 2013, respectively. During the nine months ended September 30, 2014, the Corporation adjusted the escrow receivable amount for Liazon Corporation to reflect the amount that was actually received. Due to this adjustment the amount accrued for profit sharing from fiscal year 2013 was adjusted and resulted in a reduction of ($45,635) to profit sharing expense. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $833,960 was paid during the nine months ended September 30, 2014.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the nine months ended September 30, 2014 or 2013, respectively.

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

At September 30, 2014, Gemcor II, LLC (Gemcor), BinOptics Corporation (Binoptics), Rheonix, Inc. (Rheonix), Microcision, LLC (Microcision), and Carolina Skiff LLC (Carolina Skiff) represented 30%, 9%, 7%, 6% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of September 30, 2014:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model Stock Pricing & Volatility	Face Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$786,748	$—	$3,000,000	$2,304,628	$97,625	$—	$6,189,001

Non-Control/Non-Affiliate Debt	—	—	—	—	—	1,818,198	1,818,198

Total Non-Control/Non-Affiliate	$786,748	$—	$3,000,000	$2,304,628	$97,625	$1,818,198	$8,007,199

Affiliate Equity	$1,585,000	$22,841	$—	$9,143,214	$22,000	$—	$10,773,055

Affiliate Debt	—	—	—	—	—	3,138,784	3,138,784

Total Affiliate	$1,585,000	$22,841	$—	$9,143,214	$22,000	$3,138,784	$13,911,839

Control Equity	$9,300,000	$—	$99,500	$—	$—	$—	$9,399,500

Control Debt	—	—	—	—	—	680,303	680,303

Total Control	$9,300,000	$—	$99,500	$—	$—	$680,303	$10,079,803

Total Level 3 Investments	$11,671,748	$22,841	$3,099,500	$11,447,842	$119,625	$5,637,285	$31,998,841

Range	5X-12X	1X	1X-1.5X	Not Applicable	$1.13	Not Applicable
Weighted Average	5X	1X	1.5X	N/A	$1.13	N/A

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at September 30, 2014:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$680,303	$—	$—	$680,303
Debt investments	4,956,982	—	—	4,956,982
Equity investments	27,112,556	751,000	—	26,361,556

Total	$32,749,841	$751,000	$0	$31,998,841

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2013:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,466,604	$—	$—	$1,466,604
Debt investments	4,172,417	—	—	4,172,417
Equity investments	22,709,532	1,054,500	—	21,655,032

Total	$28,348,553	$1,054,500	$0	$27,294,053

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(476,334)	(476,334)
QuaDPharma, LLC (Quadpharma)	—	—	160,634	160,634

Total Realized Losses	—	(778,253)	(315,700)	(1,093,953)
Unrealized Gains or Losses included in net change in net assets from operations
BinOptics Corporation (Binoptics)	—	—	1,200,001	1,200,001
Emerging Med	—	778,253	—	778,253
Kinex Pharmaceuticals, Inc. (Kinex)	—	—	111,343	111,343
Knoa Software, Inc. (Knoa)	—	—	(356,900)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)
NDT Acquisitions, LLC (NDT)	—	—	5,336	5,336

Total Unrealized Gains and Losses	—	778,253	568,407	1,346,660
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	350,000	350,000
Crashmob, Inc. (Crashmob)	—	—	250,000	250,000
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
Empire Genomics, LLC (Empire Genomics)	—	600,000	—	600,000
First Wave Products Group, LLC (First Wave)	—	145,985	—	145,985
GiveGab, Inc. (Give Gab)	—	—	153,388	153,388
Kinex	—	—	143,285	143,285
Knoa	—	—	479,155	479,155
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	300,000	300,000
Liazon	—	—	476,334	476,334
Mercantile Adjustment Bureau, LLC (Mercantile)	—	163,580	47,625	211,205
Quadpharma	—	—	(143,285)	(143,285)
SciAps, Inc. (Sciaps)	—	—	500,000	500,000
SocialFlow, Inc. (Social Flow)	—	—	750,000	750,000
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	—	—	1,250,000	1,250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	909,565	4,826,502	5,736,067
Repayments of Securities
Carolina Skiff LLC (Carolina Skiff)	—	(125,000)	—	(125,000)
Gemcor II, LLC (Gemcor)	(230,016)	—	—	(230,016)
Quadpharma	(556,285)	—	(367,349)	(923,634)
NDT	—	—	(5,336)	(5,336)

Total Repayments of Securities	(786,301)	(125,000)	(372,685)	(1,283,986)
Transfers within Level 3	—	—	—	—

Ending Balance, September 30, 2014, of Level 3 Assets	$680,303	$4,956,982	$26,361,556	$31,998,841

Change in unrealized appreciation on investments for the period included in changes in net assets				$1,346,660
Net realized (losses) on investments for the period included in changes in net assets				($1,093,953)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2012, of Level 3 Assets	$1,504,986	$4,082,174	$20,652,226	$26,239,386
Realized Losses included in net change in net assets from operations
Mid America Brick & Structural Clay
Products, LLC (Mid America Brick)	—	(126,698)	(937,000)	(1,063,698)

Total Realized Losses	—	(126,698)	(937,000)	(1,063,698)
Unrealized Gains or Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(440,707)	—	(440,707)
Mid America Brick	—	126,698	937,000	1,063,698
NDT Acquisitions, LLC (NDT)	—	—	15,033	15,033
Ultra-Scan Corporation (UltraScan)	—	—	(561,836)	(561,836)

Total Unrealized Gains and Losses	—	(314,009)	390,197	76,188
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	500,000	500,000
Emerging Med	—	103,207	—	103,207
First Wave Products Group, LLC (First Wave)	—	45,126	—	45,126
GiveGab, Inc.	—	—	250,000	250,000
Intrinsiq Material, Inc. (Intrinsiq)	—	—	600,002	600,002
Mercantile Adjustment Bureau, LLC (Mercantile)	—	82,497	—	82,497
Mezmeriz, Inc. (Mezmeriz)	—	100,000	19,864	119,864
Microcision LLC (Microcision)	—	81,426	—	81,426
Mid America Brick	150,000	—	—	150,000
SciAps, Inc. (Sciaps)	—	—	700,000	700,000
SocialFlow, Inc. (Social Flow)	—	—	500,000	500,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	150,000	412,256	2,569,866	3,132,122
Repayments of Securities
Gemcor II, LLC (Gemcor)	(190,365)	—	—	(190,365)
Mid America Brick	(150,000)	—	—	(150,000)
NDT	—	—	(15,033)	(15,033)
QuaDPharma, LLC (Quadpharma)	(26,885)	—	—	(26,885)
UltraScan	—	—	(938,164)	(938,164)

Total Repayments of Securities	(367,250)	—	(953,197)	(1,320,447)
Transfers within Level 3	—	(249,999)	250,000	1

Ending Balance, September 30, 2013, of Level 3 Assets	$1,287,736	$3,803,724	$21,972,092	$27,063,552

Change in unrealized appreciation on investments for the period included in changes in net assets				$76,188
Net realized (losses) for the period included in changes in net assets				($385,978)

NOTE 4. - OTHER ASSETS

At September 30, 2014 and December 31, 2013 other assets was comprised of the following:

	September 30, 2014	December 31, 2013
Deferred debenture costs, net	$209,199	$227,463
Escrow receivable from Ultra-Scan Corporation	28,294	189,141
Prepaid expenses	22,759	—
Escrow receivable from QuaDPharma, LLC	14,737	—
Equipment (net)	13,546	6,747
Operating receivables	4,333	2,286
Escrow receivable from Liazon Corporation	—	1,153,277

Total other assets	$292,868	$1,578,914

During 2013 the Corporation sold its investments in Liazon Corporation (Liazon) and Ultra-Scan Corporation (UltraScan) and a portion of the sales proceeds were held in escrow. The Liazon escrow was received during the nine months ended September 30, 2014 and a portion of it was written off as a realized loss. A portion of the Ultra-Scan escrow was received during the nine months ended September 30, 2014 and the remaining amount is expected to be received in 2015. During 2014, the Corporation sold its investment in QuaDPharma, LLC and a portion was held in escrow. The QuaDPharma escrow is expected to be received during the fourth quarter of 2014.

Note 5. COMMITMENTS AND CONTINGENCIES

As of September 30, 2014, the Corporation’s commitments and contingencies were as follows:

As of September 30, 2014
Commitment to fund Crashmob, Inc. Series seed preferred shares	$250,000

Note 6. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X Rule 4.08(g), the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, comparative financial information is presented below.

	For the periods ended (Unaudited)
	9/30/2014 (000)	9/30/2013 (000)
Income Statement:
Net sales	$20,164	$24,842
Gross profit	4,664	6,906
Net income	2,801	4,886

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	Nine months ended September 30, 2014 (Unaudited)	Year ended December 31, 2013
Income from investment operations (1):
Investment income	$0.27	$0.38
Expenses	0.17	0.37

Investment gain before income taxes	0.10	0.01
Income tax expense (benefit)	0.01	(0.01)

Net investment gain	0.09	0.02
Purchase of treasury stock (2)	0.00	0.04
Net realized and unrealized gain on investments	0.00	0.42

Increase in net asset value	0.09	0.48
Net asset value, beginning of period	4.38	3.90

Net asset value, end of period	$4.47	$4.38

Per share market price, end of period	$3.09	$3.07

Total return based on market value	0.65%	31.2%
Total return based on net asset value	1.73%	8.87%
Supplemental data:
Ratio of expenses before income taxes to average net assets	3.84%	8.76%
Ratio of expenses including taxes to average net assets	4.23%	14.03%
Ratio of net investment income to average net assets	2.04%	0.57%
Portfolio turnover	16.8%	17.9%
Net assets, end of period	$28,554,885	$28,069,332
Weighted shares outstanding, end of period	6,408,763	6,513,385

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and in Section 21F of the Exchange Act. Additional oral or written forward-looking statements may be made by the Corporation from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Corporation’s plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the national economy and the local markets in which the Corporation’s portfolio companies operate, the state of the securities markets in which the securities of the Corporation’s portfolio companies trade or could be traded, liquidity within the national financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of the Corporation’s 2013 Annual Report of Form 10-K.

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

Business Developments

The United States and global economic conditions continued to improve throughout the first nine months of 2014. To the extent the financial market conditions continue to improve, the Corporation believes its financial condition and the financial condition of the portfolio companies will improve. It remains difficult to forecast when future investment exits will happen.

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

Financial Condition

Overview:	9/30/14	12/31/13	(Decrease) Increase	% (Decrease) Increase
Total assets	$37,773,720	$39,750,370	($1,976,650)	(5.0%)
Total liabilities	9,218,835	11,681,038	(2,462,203)	(21.1%)

Net assets	$28,554,885	$28,069,332	$485,553	1.7%

Net asset value per share (NAV) was $4.47 at September 30, 2014 and $4.38 at December 31, 2013.

The outstanding SBA leverage at September 30, 2014 is $7,000,000 and will mature from 2022 to 2024. Cash approximated 16% of net assets at September 30, 2014 and 35% at December 31, 2013.

Composition of the Corporation’s Investment Portfolio

The Corporation’s financial condition is dependent on the success of its portfolio holdings. It has invested substantially all of its assets in small to medium-sized companies. The following summarizes the Corporation’s investment portfolio at the dates indicated.

	9/30/14	12/31/13	Increase	% Increase
Investments, at cost	$23,219,687	$19,894,810	$3,324,877	16.7%
Unrealized appreciation, net	9,530,154	8,453,743	1,076,411	12.7%

Investments at fair value	$32,749,841	$28,348,553	$4,401,288	15.5%

The Corporation’s total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 115% of net assets at September 30, 2014 and 101% of net assets at December 31, 2013.

The change in investments during the nine months ended September 30, 2014, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	$1,250,000
SocialFlow, Inc. (Socialflow)	750,000
Empire Genomics, LLC (Empire Genomics)	600,000
SciAps, Inc. (Sciaps)	500,000
Knoa Software, Inc. (Knoa)	477,764
Chequed.com, Inc. (Chequed)	350,000
Knowledge Vison Inc. (Knowledge Vision)	300,000
CrowdBouncer, LLC (Crowdbouncer)	270,000
Crashmob, Inc. (Crashmob)	250,000
GiveGab, Inc. (Give Gab)	153,388
Mercantile Adjustment Bureau, LLC (Mercantile)	150,000
First Wave Products Group, LLC (First Wave)	80,000

Total of new investments	5,131,152
Other changes to investments:
First Wave interest conversion and OID amortization	65,985
Mercantile interest conversion and OID amortization	61,205
Knoa interest conversion	1,391

Total of other changes to investments	128,581
Investments repaid, sold or liquidated
EmergingMed.com, Inc. (Emerging Med)	(778,253)
QuaDPharma, LLC (Quadpharma) repayment	(763,001)
Gemcor II, LLC (Gemcor) repayment	(230,016)
Carolina Skiff LLC (Carolina Skiff) repayment	(125,000)
Synacor, Inc. (Synacor)	(33,250)
NDT Acquisitions, LLC (NDT)	(5,336)

Total of investments repaid, sold or liquidated	(1,934,856)

Net change in investments, at cost	$3,324,877

Results of Operations

Investment Income

The Corporation’s investment objective is to achieve long-term capital appreciation on its equity investments while investing in a mixture of debenture and equity instruments, which may provide a current return on a portion of the investment portfolio. The equity features contained in the Corporation’s investment portfolio are structured to realize capital appreciation over the long-term.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	September 30, 2014	September 30, 2013	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$600,825	$598,241	$2,584	0.4%
Interest from other investments	10,523	7,452	3,071	41.2%
Dividend and other investment income	1,126,957	1,389,083	(262,126)	(18.9%)
Fee income	20,550	18,050	2,500	13.9%

Total investment income	$1,758,855	$2,012,826	($253,971)	(12.6%)

Interest from portfolio companies – The interest from portfolio companies was fairly consistent for the nine months ended September 30, 2014 and 2013.

After reviewing the portfolio company’s performance and the circumstances surrounding the Corporation’s investment, the Corporation ceased accruing interest income on Mezmeriz in 2014.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the nine months ended September 30, 2014 versus the same nine month period in 2013.

Dividend and other investment income - Dividend income is comprised of distributions from Limited Liability Companies (LLCs) in which the Corporation has invested. The Corporation’s investment agreements with certain LLCs require the LLCs to distribute funds to the Corporation for payment of income taxes on its allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. These dividends will fluctuate based upon the profitability of the LLCs and the timing of the distributions.

Dividend income for the nine months ended September 30, 2014 consisted of distributions from Gemcor for $993,998, Monarch Machine Tool LLC (New Monarch) for $45,682, Carolina Skiff LLC (Carolina Skiff) for $44,383, Advantage 24/7 LLC (Advantage 24/7) for $37,695,Somerset Gas Transmission Company, LLC (Somerset Gas) for $2,531 and NDT for $2,668. Dividend income for the nine months ended September 30, 2013 consisted of distributions from Gemcor for $1,247,300, New Monarch for $68,522, Carolina Skiff for $56,239, Somerset Gas for $16,670 and NDT for $352.

Fee income - Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $8,550 and $5,550 for the nine months ended September 30, 2014 and 2013, respectively. The board fees were $12,000 and $12,500 for the nine months ended September 30, 2014 and 2013.

Operating Expenses

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	September 30, 2014	September 30, 2013	Increase	% Increase
Total Expenses	$1,087,895	$968,634	$119,261	12.3%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The 12% or $119,261 increase in operating expenses for the nine months ended September 30, 2014 as compared to the same nine month period in 2013 is due, in part, to the fact that the Corporation had a bad debt recovery for $64,654 in the nine months ended September 30, 2013, whereas the Corporation incurred a bad debt expense of $6,311 for the nine months ended September 30, 2014. The increase was partially offset by the bonus and profit sharing expense reduction of ($45,635) for the nine months ended September 30, 2014 due to the fact that the Corporation adjusted the escrow receivable amount for Liazon Corporation to reflect the amount that was actually received in the second quarter of 2014 and therefore, incurred a realized loss and a related adjustment to the profit sharing and benefit accrual.

In addition. the SBA borrowings increased from $5,500,000 at September 30, 2013 to $7,000,000 at September 30, 2014. The increase in outstanding leverage caused a 51% or $65,930 increase in SBA interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Net Realized Gains and Losses on Investments

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	September 30, 2014	September 30, 2013	Decrease
Net realized (loss) gain	($1,064,558)	$778,567	($1,843,125)

The Corporation sold its investment in QuaDPharma, LLC (Quadpharma) to Kinex Pharmaceuticals, Inc. (Kinex) during the third quarter of 2014 and received $923,634 in net proceeds for its debt and equity securities. The realized gain from the sale of $160,634 included $14,737 that was held in escrow and is expected to be received in 2015. The Quadpharma escrow holdback is recorded in “Other Assets” on the accompanying condensed consolidated statement of financial position. As part of the sale, the Corporation also received 11,574 common shares of Kinex that has a fair value of $254,628.

In addition, during the nine months ended September 30, 2014, the Corporation recognized a realized loss of $778,253 on Emerging Med when it was sold during January 2014 and the Corporation did not receive proceeds from the sale. This investment had been valued at $0 at December 31, 2013. The Corporation also recognized a loss of $476,334 on an adjustment of the Liazon Corporation escrow receivable.

During the nine months ended September 30, 2014, the Corporation recognized a realized gain of $29,395 on the sale of 25,000 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. The Corporation owned 403,643 shares of Synacor at September 30, 2014 following such sale.

During the nine months ended September 30, 2013, the Corporation recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor. At September 30, 2013, the Corporation owned 428,643 shares of Synacor.

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

Net Change in Unrealized Appreciation of Investments

The Corporation recorded a net increase in unrealized appreciation on investments of $1,076,410 during the nine months ended September 30, 2014 as compared to a net decrease in unrealized appreciation on investments of ($2,161,496) during the same nine month period in 2013.

The increase in unrealized appreciation for the nine months ended September 30, 2014 was comprised of the following:

September 30, 2014
BinOptics Corporation (Binoptics)	$1,200,001
Reclass EmergingMed.com, Inc. (Emerging Med) to a realized loss	778,253
Kinex Pharmaceuticals, Inc. (Kinex)	111,343
NDT Acquisitions, LLC (NDT)	5,336
Synacor, Inc. (Synacor)	(270,250)
Mezmeriz, Inc. (Mezmeriz)	(391,373)
Knoa Software, Inc. (Knoa)	(356,900)

Total change in net unrealized appreciation during the nine months ended September 30, 2014	$1,076,410

The fair value of Binoptics was increased in accordance with ASC 820 due to an overall improvement in the revenues and financial performance of the company.

The Emerging Med investment was written off during the nine months ended September 30, 2014, after the company was sold and the Corporation did not receive proceeds. The NDT investment value was adjusted for royalties received.

The Kinex shares were received as part of the sale of Quadpharma. The proceeds from this sale included cash and Kinex stock. The Corporation valued the Kinex stock based on its 2014 financing.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. The Corporation valued its 403,643 shares of Synacor at a three day average bid price of $1.86 as of September 30, 2014.

The Mezmeriz investment was revalued during the nine months ended September 30, 2014 after the Corporation’s management reviewed the portfolio company and its financials and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The valuation of Knoa was decreased during the second quarter of 2014 to value the Corporation’s equity holdings at the price of the most recent insider round of financing.

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

The Ultra-Scan investment was sold during the nine months ending September 30, 2013 and the Corporation recognized a realized gain on the investment. The Mid America Brick investment was written off after the company filed for bankruptcy protection in the first quarter of 2013.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and the Corporation’s established valuation policy.

Net Increase in Net Assets from Operations

The Corporation accounts for its operations under GAAP for investment companies. The principal measure of its financial performance is “net increase (decrease) in net assets from operations” on its consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, the net increase (decrease) in net assets from operations was $573,605 and ($166,285), respectively.

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

As of September 30, 2014, the Corporation’s total liquidity was $4,647,673 in cash.

Management expects that the cash at September 30, 2014, coupled with the $1,000,000 of available SBA leverage and the scheduled interest and expected dividend payments on its portfolio investments, will be sufficient to meet the Corporation’s cash needs throughout the next twelve months.

The Corporation is also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s investment activities contain elements of risk. The portion of the Corporation’s investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by the management of the Corporation and submitted to the Board of Directors for approval. This is in accordance with the Corporation’s investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the Corporation’s portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Corporation’s consolidated statement of operations as “Net increase (decrease) in unrealized appreciation on investments.”

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

As of September 30, 2014, the Corporation did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2014. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2014 – 7/31/2014	—	—	—	548,858
8/1/2014 – 8/31/2014	—	—	—	548,858
9/1/2014 – 9/30/2014	28,471	$3.09	28,471	520,387

(1)	The total number of shares purchased was 28,471 for the third quarter of 2013. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 24, 2013, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding Common Stock on the open market at prices no greater than the then current net asset value through October 24, 2014. Subsequent to September 30, 2014, the Corporation extended the stock buyback program through October 23, 2015 to accumulate up to an aggregate of 1,000,000 shares of its common stock.

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

Dated: November 4, 2014

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer