Form 10-Q
period 2015-03-31
RAND CAPITAL CORP
filed 2015-05-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 6,328,538 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of March 31, 2015 and December 31, 2014

	March 31, 2015 (Unaudited)	December 31, 2014
ASSETS
Investments at fair value:
Control investments (cost of $1,298,684 and $1,347,300, respectively)	$9,973,684	$10,022,300
Affiliate investments (cost of $17,077,153 and $15,188,935, respectively)	16,505,596	14,617,378
Non-affiliate investments (cost of $6,277,719 and $5,677,241, respectively)	6,211,666	5,665,698

Total investments, at fair value (cost of $24,653,556 and $22,213,476, respectively)	32,690,946	30,305,376
Cash	7,948,799	13,230,717
Interest receivable (net of allowance: $128,311 at 3/31/15 and 12/31/14)	202,183	165,094
Prepaid income tax	102,187	—
Other assets	1,849,216	1,824,800

Total assets	$42,793,331	$45,525,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Income tax payable	—	2,065,795
Deferred tax liability	1,860,782	1,838,351
Profit sharing and bonus payable	226,165	953,490
Accounts payable and accrued expenses	133,465	290,646
Deferred revenue	39,930	24,264

Total liabilities	10,260,342	13,172,546

Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 at 3/31/15 and 12/31/14	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(738,187)	(867,482)
Undistributed net realized gain on investments	18,374,967	18,290,374
Net unrealized appreciation on investments	5,075,607	5,109,947
Treasury stock, at cost; 534,496 shares at 3/31/15 and 12/31/14	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 3/31/15: $5.14, 12/31/14: $5.11)	32,532,989	32,353,441

Total liabilities and stockholders’ equity	$42,793,331	$45,525,987

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Investment income:
Interest from portfolio companies:
Control investments	$22,145	$32,299
Affiliate investments	115,129	122,856
Non-Control/Non-Affiliate investments	48,800	38,024

Total interest from portfolio companies	186,074	193,179
Interest from other investments:
Non-Control/Non-Affiliate investments	6,821	5,166

Total interest from other investments	6,821	5,166
Dividend and other investment income:
Control investments	412,151	283,086
Affiliate investments	29,368	30,833

Total dividend and other investment income	441,519	313,919
Fee income:
Control investments	2,000	3,500
Affiliate investments	1,417	933
Non-Control/Non-Affiliate investments	3,916	1,250

Total fee income	7,333	5,683

Total investment income	641,747	517,947

Operating expenses:
Salaries	149,555	147,669
Employee benefits	30,407	38,067
Directors’ fees	21,750	18,750
Professional fees	73,069	56,491
Stockholders and office operating	59,397	30,289
Insurance	11,254	12,409
Corporate development	16,981	11,125
Other operating	3,650	1,277

	366,063	316,077
Interest on SBA obligations	74,322	58,280
Bad debt expense	—	6,311

Total operating expenses	440,385	380,668

Investment income before income taxes	201,362	137,279

Income tax expense	72,067	49,131

Net investment income	129,295	88,148

Realized gain (loss) on investments:
Affiliate investments	—	(778,253)
Non-Control/Non-Affiliate investments	131,744	(2,767)
Income tax expense (benefit)	47,151	(279,525)

Net realized gain (loss) on investments	84,593	(501,495)
Net (decrease) increase in unrealized appreciation on investments:
Affiliate investments	—	386,880
Non-Control/Non-Affiliate investments	(54,509)	—

Change in unrealized appreciation before income taxes	(54,509)	386,880
Deferred income tax (benefit) expense	(20,169)	143,146

Net (decrease) increase in unrealized appreciation on investments	(34,340)	243,734

Net realized and unrealized gain (loss) on investments	50,253	(257,761)

Net increase (decrease) in net assets from operations	$179,548	($169,613)

Weighted average shares outstanding	6,328,538	6,411,892
Basic and diluted net increase (decrease) in net assets per share from operations	$0.03	($0.03)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Net assets at beginning of period	$32,353,441	$28,069,332
Net investment income	129,295	88,148
Net realized gain (loss) on investments	84,593	(501,495)
Net (decrease) increase in unrealized appreciation on investments	(34,340)	243,734

Net increase (decrease) in net assets from operations	179,548	(169,613)
Purchase of treasury stock	—	(80)

Total increase (decrease) in net assets	179,548	(169,693)

Net assets at end of period	$32,532,989	$27,899,639

Accumulated net investment (loss)	($738,187)	($801,169)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$179,548	($169,613)
Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
Depreciation and amortization	8,223	6,319
Original issue discount amortization	(3,873)	(3,873)
Change in interest receivable allowance	—	6,311
Decrease (increase) in unrealized appreciation of investments	54,509	(386,880)
Deferred tax expense (benefit)	22,431	(236,069)
Realized (gain) loss on portfolio investments, net	(131,744)	781,020
Non-cash conversion of debenture interest	(25,454)	(19,882)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(37,089)	(61,203)
(Increase) decrease in other assets	(32,639)	227,517
(Increase) in prepaid income taxes	(102,187)	—
Decrease in income taxes payable	(2,065,795)	(1,199,931)
Decrease in accounts payable and accrued expenses	(157,181)	(163,288)
Decrease in profit sharing and bonus payable	(727,325)	(784,560)
Increase (decrease) in deferred revenue	15,666	(183)

Total adjustments	(3,182,458)	(1,834,702)

Net cash used in operating activities	(3,002,910)	(2,004,315)
Cash flows from investing activities:
Investments originated	(2,662,859)	(468,388)
Proceeds from sale of investments	335,234	—
Proceeds from loan repayments	48,617	73,833

Net cash used in investing activities	(2,279,008)	(394,555)
Cash flows from financing activities:
Purchase of treasury shares	—	(80)

Net cash used in financing activities	—	(80)

Net (decrease) in cash	(5,281,918)	(2,398,950)
Cash:
Beginning of period	13,230,717	9,764,810

End of period	$7,948,799	$7,365,860

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 19.1% of net assets: (j)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017.	6/13/14	—	600,000	600,000	1.8%
HealthTeacher, Inc. (g) Nashville, TN. Online resource of health education tools. (Software) www.healthteacher.com	$1,000,000 senior secured note at 12% due February 6, 2020.	2/6/15	<1%	1,001,444	1,001,444	3.1%
	Warrant for 47,324 Series C Preferred shares.			25	25

	Total HealthTeacher			1,001,469	1,001,469

Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.8%
Mercantile Adjustment Bureau, LLC (e)(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the period January 1 through December 31, 2015) due October 30, 2017.	10/22/12	4%	1,073,196	1,073,196	4.1%
	$150,000 subordinated debenture at 8% due June 30, 2018.			150,000	150,000
	Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $90,268.			97,625	97,625

	Total Mercantile			1,320,821	1,320,821

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	3.8%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	148,582 unrestricted common shares valued at $2.34 per share.	11/18/02	1%	182,190	348,000	1.1%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$6,277,719	$6,211,666

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 50.7% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred	1/30/04	7%			5.3%
	membership interest at 9.8%.			$985,000	$985,000
	$250,000 subordinated promissory note at 14% due December 31, 2016.			125,000	125,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	5.0%
	$250,000 convertible promissory note at 8% due December 31, 2015			250,000	250,000

	Total Chequed.com			1,633,222	1,633,222

First Wave Products Group, LLC (e)(g)(p) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10%	4/19/12	7%			3.1%
	(Payment in Kind (PIK) through
	May 31, 2015) due December 31, 2016.			655,594	655,594
	$280,000 junior term notes at 10%
	(PIK through May 31, 2015) due
	December 31, 2016.			316,469	316,469
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			994,063	994,063

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	10%	616,221	616,221	1.9%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest.	8/31/99	19%	400,000	100,000	0.3%
	8% cumulative dividend.

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	1.8%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	2.7%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	250,000	2.3%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000

	Total KnowledgeVision			750,001	750,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares. $200,000 convertible notes at 8% due June 30, 2015.	1/9/08	8%	391,373 200,000	— 200,000	0.6%

	Total Mezmeriz			591,373	200,000

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%			5.8%
				1,891,964	1,891,964
	15% Class A common membership interest.
				—	—

	Total Microcision			1,891,964	1,891,964

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	140,000 Series AA preferred shares.	12/31/14	7%	350,000	350,000	1.1%
Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	5%	—	11,000	7.8%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) $300,000 convertible promissory note at 8% due December 31, 2015			300,000	300,000

	Total Rheonix			2,399,999	2,535,999

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	5.2%
	$200,000 subordinated convertible promissory note at 8% due January 13, 2016.			200,000	200,000

	Total SciAps			1,700,000	1,700,000

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC (g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units.	5/30/14	9%	250,000	250,000	4.3%
				1,070,680	1,070,680
				80,000	80,000

	Total Teleservices			1,400,680	1,400,680

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%
Other Affiliate Investments:
CrowdBouncer, Inc. (e)(g) (Software)	300,000 Series A preferred shares	1/22/14	15%	300,000	—	0%

Subtotal Affiliate Investments				$17,077,153	$16,505,596

Control Investments – 30.7% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	574,184 625,000	574,184 9,300,000	30.4%

	Total Gemcor			1,199,184	9,874,184

Subtotal Control Investments				$1,298,684	$9,973,684

TOTAL INVESTMENTS – 100.5%				$24,653,556	$32,690,946
LIABILITIES IN EXCESS OF OTHER ASSETS – (0.5%)					(157,957)

NET ASSETS – 100%					$32,532,989

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At March 31, 2015, restricted securities represented approximately 99% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2015, ASC 820 designates 1% of the Corporation’s investments as “Level 1” and 99% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of March 31, 2015, the total cost of investment securities approximated $24.7 million. Net unrealized appreciation was approximately $8.0 million, which was comprised of $9.8 million of unrealized appreciation of investment securities and ($1.8) million related to unrealized depreciation of investment securities. At March 31, 2015, the aggregate gross unrealized gain for federal income tax purposes was $5.9 million and the aggregate gross unrealized loss for federal income tax purposes was ($1.6) million. The net unrealized gain was $4.3 million based on a tax cost of $28.2 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.
(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Publicly owned company.
(o)	On March 31, 2015, the Corporation’s shares of Synacor were valued at $2.34 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at sec.gov for additional information on Synacor’s industry, financial results and business operations.
(p)	Payment in kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500	$—	$—	$99,500	$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%	622,800	—	(48,616)	574,184	22,145
	31.25 membership units.	9,300,000	—	—	9,300,000	414,151

	Total Gemcor	9,922,800	—	(48,616)	9,874,184	436,296

	Total Control Investments	$10,022,300	$—	($48,616)	$9,973,684	$436,296

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	$985,000	$—	$—	$985,000	$24,133
	$250,000 subordinated promissory note at 14%	125,000	—	—	125,000	4,374
	6.0825% Class A common membership interest.	600,000	—	—	600,000	26,201

	Total Carolina Skiff	1,710,000	—	—	1,710,000	54,708

Chequed.com, Inc.	408,476 Series A preferred shares.	1,383,222	—	—	1,383,222	—
	$250,000 convertible promissory note at 8%	250,000	—	—	250,000	4,932

	Total Chequed	1,633,222	—	—	1,633,222	4,932

CrowdBouncer, Inc.	270,000 Series A preferred shares.	—	—	—	—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%	637,992	17,602	—	655,594	17,852
	$280,000 junior term notes at 10%	308,687	7,782	—	316,469	7,949
	Warrant for 41,619 capital securities.	22,000	—	—	22,000	—

	Total First Wave	968,679	25,384	—	994,063	25,801

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	—	616,221	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 Preferred shares.	600,002	—	—	600,002	—
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	872,255	—	—	872,255	—
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares.	250,000	—	—	250,000	—
	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—
	129,033 Series A-3 preferred shares.	—	165,001	—	165,001	—
	Warrant for 46,743 Series A-3 shares.	—	35,000	—	35,000	—

	Total Knowledge Vision	550,000	200,001	—	750,001	—

Mezmeriz, Inc.	360,526 Series A preferred shares.	—	—	—	—	—
	$200,000 convertible notes at 8%	200,000	—	—	200,000	—

	Total Mezmeriz	200,000	—	—	200,000	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%	1,891,964	—	—	1,891,964	52,029
	15% Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,964	—	—	1,891,964	52,029

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	1,000
OnCore Golf Technology, Inc.	140,000 Series AA preferred shares.	200,000	150,000	—	350,000	—
Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—
	$300,000 convertible promissory note at 8%	—	300,000	—	300,000	855

	Total Rheonix	2,235,999	300,000	—	2,535,999	855

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A preferred shares.	1,500,000	—	—	1,500,000	—
	$200,000 promissory note at 8% due January 13, 2016	—	200,000	—	200,000	3,422

	Total SciAps	$1,500,000	200,000	—	1,700,000	3,422

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	—
Teleservices Solutions Holdings, LLC	250,000 Class B shares.	250,000	—	—	250,000	—
	1,000,000 Class C shares	1,070,680	—	—	1,070,680	—
	80,000 Class D preferred units	80,000	—	—	80,000	—

	Total Teleservices	1,400,680	—	—	1,400,680	—

Tilson Technology Management, Inc.	12 Series B preferred shares	—	600,000	—	600,000	3,167

	Total Affiliate Investments	$14,617,378	$1,888,218	—	$16,505,596	$145,914

	Total Control and Affiliate Investments	$24,639,678	$1,888,218	($48,616)	$26,479,280	$582,210

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, and net increases in unrealized depreciation and net decreases in unrealized appreciation.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2015 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2015
Manufacturing	46.4%
Software	21.3%
Healthcare	10.4%
Consumer Product	8.4%
Contact Center	8.3%
Oil and Gas	2.4%
Professional Services	1.9%
Electronics	0.6%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 17.5% of net assets (j)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Crashmob, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	—	600,000	600,000	1.9%
Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.8%
Mercantile Adjustment Bureau, LLC (e)(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017. $150,000 subordinated debenture at 8% due June 30, 2018.	10/22/12	4%	1,070,697	1,070,697	4.1%
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			150,000	150,000
	(i) Interest receivable $79,025.			97,625	97,625

	Total Mercantile			1,318,322	1,318,322

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	80,000 Series AA preferred shares.	12/31/14	4%	200,000	200,000	0.6%
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	3.9%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	301,582 unrestricted common shares valued at $2.01 per share.	11/18/02	1%	385,680	606,000	1.9%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$5,677,241	$5,665,698

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 45.2% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%.	1/30/04	7%	$985,000	$985,000
	$250,000 subordinated promissory note at 14% due December 31, 2016.			125,000	125,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000	5.3%

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	5.0%
	$250,000 convertible promissory note at 8% due December 31, 2015			250,000	250,000

	Total Chequed.com			1,633,222	1,633,222

CrowdBouncer, Inc. (e)(g) Buffalo, NY. JOBS Act compliance for broker-dealers and crowdfunding portals. (Software) www.crowdbouncer.com	300,000 Series A preferred shares.	1/22/14	15%	300,000	—	0.0%
First Wave Products Group, LLC (e)(g)(p) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% (Payment in Kind (PIK) through May 31, 2015) due December 31, 2016. $280,000 junior term notes at 10%	4/19/12	7%	637,992	637,992	3.0%
	(PIK through May 31, 2015) due December 31, 2016.			308,687	308,687
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			968,679	968,679

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	7%	403,388	403,388	1.2%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	1.9%
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	2.7%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	11/13/13	5%	550,000	550,000	1.7%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares.	1/9/08	8%	391,373	0	0.6%
	$200,000 convertible notes at 8% due December 31, 2014.			200,000	200,000

	Total Mezmeriz			591,373	200,000

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,964	1,891,964	5.8%
	15% Class A common membership interest.			—	—

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	5%	—	11,000	6.9%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000

	Total Rheonix			2,099,999	2,235,999

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	4.6%
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC (g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	9%	250,000	250,000	4.3%
	1,000,000 Class C preferred units.			1,070,680	1,070,680
	80,000 Class D preferred units.			80,000	80,000

	Total Teleservices			1,400,680	1,400,680

Subtotal Affiliate Investments				$15,188,935	$14,617,378

Control Investments – 31.0% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017.	6/28/04	31%	$622,800	$622,800	30.7%
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,247,800	9,922,800

Subtotal Control Investments				$1,347,300	$10,022,300

TOTAL INVESTMENTS – 93.7%				$22,213,476	$30,305,376

OTHER ASSETS IN EXCESS OF LIABILITIES – 6.3%					2,048,065

NET ASSETS – 100%					$32,353,441

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2014, restricted securities represented approximately 98% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2014, ASC 820 designates 2% of the Corporation’s investments as “Level 1” and 98% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of December 31, 2014, the total cost of investment securities approximated $22.2 million. Net unrealized appreciation was approximately $8.1 million, which was comprised of $9.9 million of unrealized appreciation of investment securities and ($1.8) million related to unrealized depreciation of investment securities. At December 31, 2014, the aggregate gross unrealized gain for federal income tax purposes was $6.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($1.5) million. The net unrealized gain was $4.6 million based on a tax cost of $25.8 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.
(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Publicly owned company.
(o)	On December 31, 2014, the Corporation’s shares of Synacor were valued at $2.01 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at sec.gov for additional information on Synacor’s industry, financial results and business operations.
(p)	Payment in kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)		Gross Reductions (2)			December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500		$—		$—		$99,500	$41,695
Gemcor II, LLC	$500,000 subordinated promissory note at 15% $1,000,000 subordinated promissory note at 15% 31.25 membership units.	110,194 800,125 9,300,000		— —		(110,194 (177,325 —	) )	0 622,800 9,300,000	6,279 105,939 1,516,822

	Total Gemcor	10,210,319		—		(287,519)		9,922,800	1,629,040

NDT Acquisitions	Common Stock	—		5,336		(5,336)		—	2,668

	Total Control Investments	$10,309,819		$5,336		(292,855)		$10,022,300	$1,673,403

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% 6.0825% Class A common membership interest.	$985,000 250,000 600,000	$	— — —	$	— (125,000 —)		$985,000 125,000 600,000	$96,530 29,701 54,089

	Total Carolina Skiff	1,835,000		—		(125,000)		1,710,000	180,320

Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%	1,033,222 —		350,000 250,000		— —		1,383,222 250,000	— 767

	Total Chequed	1,033,222		600,000		—		1,633,222	767

CrowdBouncer, Inc.	270,000 Series A preferred shares.	—		300,000		(300,000)		—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10% $280,000 junior term notes at 10% Warrant for 41,619 capital securities.	571,301 204,533 22,000		66,691 104,154 —		— — —		637,992 308,687 22,000	68,524 24,154 —

	Total First Wave	797,834		170,845		—		968,679	92,678

GiveGab, Inc.	2,254,822 Series A preferred shares.	250,000		153,388		—		403,388	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000		—		—		100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 Preferred shares.	600,002		—		—		600,002	—
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	750,000		479,155		(356,900)		872,255	1,391
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares 214,285 Series A-2 preferred shares	250,000 —		— 300,000		— —		250,000 300,000

	Total Knowledge Vision	250,000		300,000		—		550,000	—

Mezmeriz, Inc.	360,526 Series A preferred shares. Convertible notes at 8% due December 31, 2014.	391,373 200,000		—		(391,373 —)		— 200,000	—

	Total Mezmeriz	591,373		—		(391,373)		200,000	—

Microcision LLC	$1,500,000 subordinated promissory note at 11% due January 31, 2017. Class A common membership interest.	1,891,965 —		— —		(1 —)		1,891,964 —	208,116 —

	Total Microcision	1,891,965		—		(1)		1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841		—		—		22,841	47,682
QuaDPharma, LLC	$556,285.22 second note allonge at 10% 141.75 Class A units of membership interest.	556,285 350,000		—		(556,285 (350,000	) )	— —	59,332 —

	Total QuaDPharma	906,285				(906,285)		—	59.332

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares.	11,000 2,165,999 59,000		— —		— —		11,000 2,165,999 59,000	— —

	Total Rheonix	2,235,999		—		—		2,235,999	—

SciAps, Inc.	187,500 Series A preferred shares.	1,000,000		500,000		—		1,500,000	—
SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348		—		—		528,348	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares 80,000 Class D preferred units	— — —	250,000 1,070,680 80,000	— — —	250,000 1,070,680 80,000	— 98,952 —

	Total Teleservices	—	1,400,680	—	1,400,680	98,952

	Total Affiliate Investments	$12,792,869	3,904,068	(2,079,559)	$14,617,378	$689,238

	Total Control and Affiliate Investments	$23,102,688	$3,909,404	($2,372,414)	$24,639,678	$2,362,641

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, and net increases in unrealized depreciation and net decreases in unrealized appreciation.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

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

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2014.

We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. On February 28, 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and in March 2012, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

We operate as an internally managed investment company whereby our officers and employees conduct their business under the general supervision of the Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Corporation and Rand Capital SBIC, Inc.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion, that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended September 30, 2014, June 30, 2014 and March 31, 2014

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

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act, “Control Investments” are investments in companies that the Corporation is deemed to “Control” if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

Investments - Investments are valued at fair value as determined in good faith by the management of the Corporation and approved by the Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

Qualifying Assets - All of the Corporation’s investments were made to privately held small business enterprises, that were not investment companies, were principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

The Rand SBIC interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or a loan is in default more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $4,333 and $2,183 for the three months ended March 31, 2015 and 2014, respectively. The board fees were $3,000 and $3,500 for the three months ended March 31, 2015 and 2014, respectively.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note or debt instrument from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $3,873 in OID income for each of the three months ended March 31, 2015 and 2014. OID income is estimated to be approximately $12,000 for the remainder of 2015, $12,000 for 2016 and $8,000 for 2017.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the three months ended March 31, 2015 and 2014 was $6,850 and $5,718, respectively. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Leverage - The Corporation had $8,000,000 in outstanding SBA leverage at March 31, 2015 and December 31, 2014 with a weighted average interest rate of 3.54% as of March 31, 2015. The $8,000,000 in outstanding leverage matures from 2022 through 2025.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include our automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Small Business Investment Act of 1958.

Fair Value of SBA Leverage - In March 2015, the SBA pooled its debenture borrowings and they were put to market and competitively priced. The market rate for these debentures was set at 2.517% excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.321%. The carrying value of SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information - Income taxes paid, net of refunds, during the three months ended March 31, 2015 and 2014 was $2,244,600 and $1,348,753, respectively. Interest paid during the three months ended March 31, 2015 and 2014 was $128,650 and $98,913, respectively. The Corporation converted $25,454 and $19,882 of interest receivable into investments during the three months ended March 31, 2015 and 2014, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2015 and December 31, 2014, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 23, 2014, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 23, 2015 at prices that are no greater than the then current net asset value. No shares were repurchased during the three months ended March 31, 2015 and the total treasury shares held was 534,496 shares with a total cost of $1,447,491 at March 31, 2015. Therefore, at March 31, 2015, the Corporation had authorization to purchase an additional 465,504 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2015, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the three months ended March 31, 2015 and March 31, 2014, respectively. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the three months ended March 31, 2015. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $784,560 was paid during the three months ended March 31, 2014.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the three months ended March 31, 2015 or 2014, respectively.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 through 2014. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2011 through 2014. The Corporation’s uncertain tax positions are not material and are not expected to change significantly within the next 12 months.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At March 31, 2015, Gemcor II, LLC (Gemcor), Rheonix, Inc. (Rheonix), Microcision, LLC (Microcision), Carolina Skiff LLC (Carolina Skiff) and SciAps, Inc. (Sciaps) represented 30%, 8%, 6%, 5% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period.

In the valuation process, the Corporation values private securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or past sales transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by the Corporation’s management to assess valuation.

This information is used to determine financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a portfolio company’s performance and potential have deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted.

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Membership Interests.

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

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value measurement.

For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. The Corporation’s loan and debt investments are often junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of March 31, 2015:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model Stock Pricing & Volatility	Face Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$786,748	$—	$—	$2,004,653	$97,625	$—	$2,889,026

Non-Control/Non-Affiliate Debt	—	—	—	—	—	2,974,640	2,974,640

Total Non-Control/Non-Affiliate	$786,748	$—	$—	$2,004,653	$97,625	$2,974,640	$5,863,666

Affiliate Equity	$2,113,348	$22,841	$100,000	$10,308,380	$22,000	$—	$12,566,569

Affiliate Debt	—	—	—	—	—	3,939,027	3,939,027

Total Affiliate	$2,113,348	$22,841	$100,000	$10,308,380	$22,000	$3,939,027	$16,505,596

Control Equity	$9,399,500	$—	$—	$—	$—	$—	$9,399,500

Control Debt	—	—	—	—	—	574,184	574,184

Total Control	$9,399,500	$—	$—	$—	$—	$574,184	$9,973,684

Total Level 3 Investments	$12,299,596	$22,841	$100,000	$12,313,033	$119,625	$7,487,851	$32,342,946

Range	4.5X-10X	1X	1X	Not Applicable	$1.13	Not Applicable
Weighted Average	5X	1X	1X	N/A	$1.13	N/A

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at March 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$574,184	$—	$—	$574,184
Debt investments	6,913,667	—	—	6,913,667
Equity investments	25,203,095	348,000	—	24,855,095

Total	$32,690,946	$348,000	$0	$32,342,946

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2014:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$622,801	$—	$—	$622,801
Debt investments	5,384,339	—	—	5,384,339
Equity investments	24,298,236	606,000	—	23,692,236

Total	$30,305,376	$606,000	$0	$29,699,376

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Purchases of Securities/Changes to Securities/Non-cash conversions:
First Wave Products Group, LLC (First Wave)	—	25,385	—	25,385
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
HealthTeacher, Inc. (Health Teacher)	—	1,001,444	25	1,001,469
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	150,000	150,000
Rheonix, Inc. (Rheonix)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	200,000	—	200,000
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	1,529,328	1,162,859	2,692,187
Repayments of Securities
Gemcor II, LLC (Gemcor)	(48,617)	—	—	(48,617)

Total Repayments of Securities	(48,617)	—	—	(48,617)
Transfers within Level 3	—	—	—	—

Ending Balance, March 31, 2015, of Level 3 Assets	$574,184	$6,913,667	$24,855,095	$32,342,946

Change in unrealized appreciation on investments for the period included in changes in net assets $ -

Net realized (losses) on investments for the period included in changes in net assets $ -

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(2,767)	(2,767)

Total Realized Losses	—	(778,253)	(2,767)	(781,020)
Unrealized Gains or Losses included in net change in net assets from operations
Emerging Med	—	778,253	—	778,253
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)

Total Unrealized Gains and Losses	—	778,253	(391,373)	386,880
Purchases of Securities/Changes to Securities/Non-cash conversions:
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
First Wave Products Group, LLC (First Wave)	—	21,256	—	21,256
GiveGab, Inc.	—	—	153,388	153,388
Knoa Software, Inc. (Knoa)	—	45,000	—	45,000
Liazon	—	—	2,767	2,767
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	68,755	426,155	494,910
Repayments of Securities
Gemcor II, LLC (Gemcor)	(73,833)	—	—	(73,833)

Total Repayments of Securities	(73,833)	—	—	(73,833)
Transfers within Level 3	—	—	—	—

Ending Balance, March 31, 2014, of Level 3 Assets	$1,392,771	$4,241,172	$21,687,047	$27,320,990

Change in unrealized appreciation for the period included in changes in net assets				$386,880
Total realized (losses) for the period included in changes in net assets				($781,020)

NOTE 4. - OTHER ASSETS

At March 31, 2015 and December 31, 2014 other assets was comprised of the following:

	March 31, 2015	December 31, 2014
Escrow receivable from BinOptics Corporation	$1,510,248	$1,510,248
Deferred debenture costs, net	220,176	227,027
Prepaid expenses	55,010	—
Dividend receivable	26,201	37,978
Operating receivables	23,897	2,027
Escrow receivable from Ultra-Scan	500	32,962
Equipment (net)	13,184	14,558

Total other assets	$1,849,216	$1,824,800

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released during 2016. During 2013, the Corporation sold its investment in Ultra-Scan Corporation (Ultra-Scan) and a portion of the sales proceeds were held in escrow and released in the first quarter of 2015.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of March 31, 2015.

Note 6. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X Rule 4.08(g), the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, certain comparative financial information is presented below.

	For the periods ended (Unaudited)
	March 31, 2015 (in thousands)	March 31, 2014 (in thousands)
Income Statement:
Net sales	$9,775	$7,050
Gross profit	2,235	1,789
Net income	1,660	1,130

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2015 and the year ended December 31, 2014:

	Three months ended March 31, 2015 (Unaudited)	Year ended December 31, 2014
Income from investment operations (1):
Investment income	$0.10	$0.40
Operating expenses	0.07	0.39

Investment income before income taxes	0.03	0.01
Income tax expense	0.01	0.01

Net investment income	0.02	0.00
Purchase of treasury stock (2)	0.00	0.02
Net realized and unrealized gain on investments	0.01	0.71

Increase in net asset value	0.03	0.73
Net asset value, beginning of period	5.11	4.38

Net asset value, end of period	$5.14	$5.11

Per share market price, end of period	$3.95	$4.09

Total return based on market value	(3.42%)	33.2%
Total return based on net asset value	0.55%	15.26%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	1.36%	8.27%
Ratio of operating expenses including taxes to average net assets	1.66%	16.28%
Ratio of net increase in net assets from operations to average net assets	0.55%	0.07%
Portfolio turnover	8.55%	21.5%
Net assets, end of period	$32,532,989	$32,353,441
Weighted shares outstanding, end of period	6,328,538	6,391,175

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.
(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of the our portfolio companies trade or could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We are an internally managed investment company that lends to and invests in small and medium-sized companies primarily in connection with loans or investments made concurrently by other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC we are required to comply with certain regulatory requirements. We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. We anticipate that most, if not all, of our investments in the next year will be originated through Rand SBIC.

Outlook

At the end of the first quarter of 2015, we had approximately $7.9 million in cash on hand available for future investments. We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while still reinvesting in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We believe that economic conditions in the United States are improving, and we expect that well run businesses should be able to compete effectively given the low cost of capital, strengthening business and consumer spending, and eager reception of new technologies and service concepts.

•	Given our increased scale we are able to invest larger amounts in companies, which will provide us with an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing alongside other investors, when possible.

•	We seek to be actively involved with the management and governance of our portfolio companies, which enables us to support their operating and marketing efforts and to facilitate their growth.

•	As our portfolio continues to expand, our costs will decline as a percentage of net asset value.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	3/31/15	12/31/14	(Decrease) Increase	% (Decrease) Increase
Total assets	$42,793,331	$45,525,987	($2,732,656)	(6.0%)
Total liabilities	10,260,342	13,172,546	(2,912,204)	(22.1%)

Net assets	$32,532,989	$32,353,441	$179,548	0.6%

Net asset value per share (NAV) was $5.14 at March 31, 2015 and $5.11 at December 31, 2014.

The outstanding SBA leverage at March 31, 2015 is $8,000,000 and will mature from 2022 to 2025. Cash approximated 24% of net assets at March 31, 2015 and 41% at December 31, 2014.

Composition of the Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	3/31/15	12/31/14	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$24,653,556	$22,213,476	$2,440,080	11.0%
Unrealized appreciation, net	8,037,390	8,091,900	(54,510)	(0.7%)

Investments at fair value	$32,690,946	$30,305,376	$2,385,570	7.9%

Our total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 101% of net assets at March 31, 2015 and 94% of net assets at December 31, 2014.

The change in investments during the three months ended March 31, 2015, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
HealthTeacher, Inc. (Health Teacher)	$1,000,025
Tilson Technology Management, Inc. (Tilson)	600,000
Rheonix, Inc. (Rheonix)	300,000
GiveGab, Inc. (Give Gab)	212,833
Knowledge Vision Systems Inc. (Knowledge Vision)	200,001
SciAps, Inc. (Sciaps)	200,000
OnCore Golf Technology, Inc. (Oncore Golf)	150,000

Total of new investments	2,662,859
Other changes to investments:
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	25,384
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	2,499
Health Teacher interest conversion	1,444

Total of other changes to investments	29,327
Investments repaid, sold or liquidated
Gemcor II, LLC (Gemcor) repayment	(48,617)
Synacor, Inc. (Synacor) shares sold	(203,490)

Total investments repaid, sold or liquidated	(252,107)

Net change in investments, at cost	$2,440,079

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

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

	March 31, 2015	March 31, 2014	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$186,074	$193,179	($7,105)	(3.7%)
Interest from other investments	6,821	5,166	1,655	32.0%
Dividend and other investment income	441,519	313,919	127,600	40.6%
Fee income	7,333	5,683	1,650	29.0%

Total investment income	$641,747	$517,947	$123,800	23.9%

Interest from portfolio companies - Our portfolio interest income decreased slightly during the three months ended March 31, 2015 versus the three months ended March 31, 2014 due to the decrease in principal balances on loan and debt investments with Gemcor, II, LLC and Carolina Skiff, LLC, respectively.

After reviewing the portfolio company’s performance and the circumstances surrounding our investment, we ceased accruing interest income on Mezmeriz in 2014.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended March 31, 2015 versus the same three month period in 2014.

Dividend and other investment income - Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions, if any.

Dividend income for the three months ended March 31, 2015 consisted of distributions from Gemcor II, LLC (Gemcor) for $412,151, Carolina Skiff LLC (Carolina Skiff) for $26,201, and Tilson Technology Management, Inc. (Tilson) for $3,167. Dividend income for the three months ended March 31, 2014 consisted of a distribution from Gemcor for $283,086 and Carolina Skiff for $30,833.

Fee income - Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $4,333 and $2,183 for the three months ended March 31, 2015 and 2014, respectively. The income from board fees was $3,000 and $3,500 for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

	March 31, 2015	March 31, 2014	Increase	% Increase
Total Operating expenses	$440,385	$380,668	$59,717	15.7%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The 15.7% or $59,717 increase in total operating expenses for the three months ended March 31, 2015 as compared to the same three month period in 2014 is due to an increase in professional fees resulting from the increasing regulatory environment in which we operate and an increase in SBA interest expense due to the higher outstanding average balance during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Realized Gains and Losses on Investments

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

	March 31, 2015	March 31, 2014	Increase
Realized gain (loss) on investments before income taxes	$131,744	($781,020)	$912,764

During the three months ended March 31, 2015, we recognized a net realized gain of $131,744 on the sale of 153,000 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of March 31, 2015, we owned 148,582 shares of Synacor.

During the three months ended March 31, 2014, we recognized a realized loss of $778,253 on our investment in Emerging Med.com when it was sold during January 2014. We did not receive any proceeds from the sale. We also recognized a loss of $2,767 on an adjustment to the Liazon Corporation escrow receivable during the three months ended March 31, 2014.

Change in Unrealized Appreciation of Investments

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

	March 31, 2015	March 31, 2014	Decrease
Change in unrealized appreciation before income taxes	($54,509)	$386,880	($441,389)

The decrease in unrealized appreciation before income taxes for the three months ended March 31, 2015 was comprised of the following:

March 31, 2015
Synacor, Inc. (Synacor)	($54,509)

Total change in net unrealized appreciation of investments before income taxes during the three months ended March 31, 2015	($54,509)

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 148,582 shares of Synacor at a three day average bid price of $2.34 at March 31, 2015.

The increase in unrealized appreciation for the three months ended March 31, 2014 was comprised of the following:

March 31, 2014
EmergingMed.com, Inc. (Emerging Med) to a realized loss	$778,253
Mezmeriz	(391,373)

Total change in net unrealized appreciation before income taxes during the three months ended March 31, 2014	$386,880

The Emerging Med investment was written off during the three months ended March 31, 2014, after the company was sold and we did not receive any proceeds from the sale.

The Mezmeriz investment was revalued during the three months ended March 31, 2014 after we reviewed the portfolio company and its financials and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company still remains in operation and is developing new business strategies.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the net increase (decrease) in net assets from operations was $179,548 and ($169,613), respectively.

Liquidity and Capital Resources

Our principal objective is to achieve growth in net asset value per share through capital appreciation. Therefore, a significant portion of our investment portfolio is structured to maximize the potential for capital appreciation and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of March 31, 2015, our total liquidity was $7,948,799 in cash.

Management expects that the cash on hand at March 31, 2015, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs throughout 2015. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net (decrease) increase in unrealized appreciation on investments.”

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

As of March 31, 2015, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2015 – 1/31/2015	—	—	—	465,504
2/1/2015 – 2/28/2015	—	—	—	465,504
3/1/2015 – 3/31/2015	—	—	—	465,504

(1)	There were no shares repurchased during the first quarter of 2015.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 23, 2014, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 23, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) and (a) (2) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(3)(ii)	By-laws of the Corporation, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (d) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith

(32.1)	Section 1350 Certifications – Rand Capital Corporation – furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2015

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer