Form 10-Q
period 2015-06-30
RAND CAPITAL CORP
filed 2015-08-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, there were 6,328,538 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of June 30, 2015 and December 31, 2014

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Investments at fair value:
Control investments (cost of $1,248,221 and $1,347,300, respectively)	$9,923,221	$10,022,300
Affiliate investments (cost of $18,139,387 and $15,188,935, respectively)	17,374,393	14,617,378
Non-affiliate investments (cost of $7,100,532 and $5,677,241, respectively)	6,961,261	5,665,698

Total investments, at fair value (cost of $26,488,140 and $22,213,476, respectively)	34,258,875	30,305,376
Cash	6,520,170	13,230,717
Interest receivable (net of allowance: $122,000 at 6/30/15 and $128,311 at 12/31/14)	207,441	165,094
Prepaid income tax	148,807	—
Other assets	1,817,277	1,824,800

Total assets	$42,952,570	$45,525,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Income tax payable	—	2,065,795
Deferred tax liability	1,862,464	1,838,351
Profit sharing and bonus payable – officers	194,740	953,490
Accounts payable and accrued expenses	184,017	290,646
Deferred revenue	35,264	24,264

Total liabilities	10,276,485	13,172,546

Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 at 6/30/15 and 12/31/14	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(506,475)	(867,482)
Undistributed net realized gain on investments	18,463,557	18,290,374
Net unrealized appreciation on investments	4,898,401	5,109,947
Treasury stock, at cost; 534,496 shares at 6/30/15 and 12/31/14	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 6/30/15: $5.16, 12/31/14: $5.11)	32,676,085	32,353,441

Total liabilities and stockholders’ equity	$42,952,570	$45,525,987

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Investment income:
Interest from portfolio companies:
Control investments	$20,275	$29,460	$42,420	$61,759
Affiliate investments	96,522	130,517	211,651	253,373
Non-Control/Non-Affiliate investments	66,422	41,320	115,222	79,344

Total interest from portfolio companies	183,219	201,297	369,293	394,476
Interest from other investments:
Non-Control/Non-Affiliate investments	8,369	3,031	15,190	8,197

Total interest from other investments	8,369	3,031	15,190	8,197
Dividend and other investment income:
Control investments	491,208	399,895	903,359	682,981
Affiliate investments	29,061	59,232	58,429	90,065
Non-Control/Non-Affiliate investments	—	2,531	—	2,531

Total dividend and other investment income	520,269	461,658	961,788	775,577
Fee income:
Control investments	2,000	2,500	4,000	6,000
Affiliate investments	416	1,767	1,833	2,700
Non-Control/Non-Affiliate investments	4,251	1,306	8,167	2,556

Total fee income	6,667	5,573	14,000	11,256

Total investment income	718,524	671,559	1,360,271	1,189,506

Operating expenses:
Salaries	149,555	147,669	299,110	295,338
Bonus and profit sharing	—	(45,635)	—	(45,635)
Employee benefits	29,394	24,689	59,801	62,756
Directors’ fees	29,300	55,500	51,050	74,250
Professional fees	20,433	44,021	93,502	100,512
Stockholders and office operating	55,717	55,361	115,114	85,650
Insurance	6,300	7,500	17,554	19,909
Corporate development	14,400	16,431	31,381	27,556
Other operating	2,224	1,979	5,874	3,256

	307,323	307,515	673,386	623,592
Interest on SBA obligations	77,569	68,137	151,891	126,417
Bad debt expense	—	—	—	6,311

Total operating expenses	384,892	375,652	825,277	756,320

Net investment income before income taxes	333,632	295,907	534,994	433,186

Income tax expense	101,920	48,712	173,987	97,843

Net investment income	231,712	247,195	361,007	335,343

Net realized gain (loss) on investments:
Affiliate investments	—	—	—	(778,253)
Non-Control/Non-Affiliate investments	131,181	(444,172)	262,925	(446,939)

Net realized gain (loss) before income taxes	131,181	(444,172)	262,925	(1,225,192)
Income tax expense (benefit)	42,591	(142,701)	89,742	(422,226)

Net realized gain (loss) on investments	88,590	(301,471)	173,183	(802,966)
Net (decrease) increase in unrealized appreciation on investments:
Affiliate investments	(193,436)	(356,900)	(193,436)	29,980
Non-Control/Non-Affiliate investments	(73,219)	1,236,251	(127,728)	1,236,251

Change in unrealized appreciation before income taxes	(266,655)	879,351	(321,164)	1,266,231
Deferred income tax (benefit) expense	(89,449)	305,299	(109,618)	448,445

Net (decrease) increase in unrealized appreciation on investments	(177,206)	574,052	(211,546)	817,786

Net realized and unrealized (loss) gain on investments	(88,616)	272,581	(38,363)	14,820

Net increase in net assets from operations	$143,096	$519,776	$322,644	$350,163

Weighted average shares outstanding	6,328,538	6,411,892	6,328,538	6,411,892
Basic and diluted net increase in net assets per share from operations	$0.02	$0.08	$0.05	$0.05

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Net assets at beginning of period	$32,532,989	$27,899,639	$32,353,441	$28,069,332
Net investment income	231,712	247,195	361,007	335,343
Net realized gain (loss) on investments	88,590	(301,471)	173,183	(802,966)
Net (decrease) increase in unrealized appreciation on investments	(177,206)	574,052	(211,546)	817,786

Net increase in net assets from operations	143,096	519,776	322,644	350,163
Purchase of treasury stock	—	—	—	(80)

Total increase (decrease) in net assets	143,096	519,776	322,644	350,083

Net assets at end of period	$32,676,085	$28,419,415	$32,676,085	$28,419,415

Accumulated net investment (loss)	($506,475)	($553,974)	($506,475)	($553,974)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash flows from operating activities:
Net increase in net assets from operations	$322,644	$350,163
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	16,448	12,668
Original issue discount amortization	(7,746)	(7,746)
Change in interest receivable allowance	(6,311)	6,311
Decrease (increase) in unrealized appreciation on investments	321,164	(1,266,231)
Deferred tax expense (benefit)	24,113	(170,401)
Realized (gain) loss on portfolio investments	(262,925)	1,225,192
Non-cash conversion of debenture interest	(32,669)	(89,271)
Changes in operating assets and liabilities:
(Increase) in interest receivable	(36,036)	(34,484)
(Increase) decrease in other assets	(8,925)	770,375
(Increase) in prepaid income taxes	(148,807)	—
Decrease in income taxes payable	(2,065,795)	(1,218,428)
Decrease in accounts payable and accrued expenses	(106,629)	(143,743)
Decrease in profit sharing and bonus payable	(758,750)	(828,833)
Increase in deferred revenue	11,000	9,744

Total adjustments	(3,061,868)	(1,734,847)

Net cash used in operating activities	(2,739,224)	(1,384,684)
Cash flows from investing activities:
Investments originated	(4,719,008)	(4,501,152)
Proceeds from sale of investments	648,605	62,645
Proceeds from loan repayments	99,080	150,469
Capital expenditures	—	(1,065)

Net cash used in investing activities	(3,971,323)	(4,289,103)
Cash flows from financing activities:
Purchase of treasury shares	—	(80)

Net cash used in financing activities	—	(80)

Net (decrease) in cash	(6,710,547)	(5,673,867)
Cash:
Beginning of period	13,230,717	9,764,810

End of period	$6,520,170	$4,090,943

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 21.3% of net assets: (j)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $62,833.	6/13/14	—	600,000	600,000	1.8%
Genicon, Inc. (e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Manufacturing) www.geniconendo.com	793,451 Series B preferred shares.	4/10/15	3%	500,000	500,000	1.5%
HealthTeacher, Inc. (g) Nashville, TN. Online resource of health education tools. (Software) www.healthteacher.com	$1,000,000 secured note at 12% due January 31, 2020.	2/6/15	<1%	1,003,948	1,003,948	3.1%
	Warrant for 47,324 Series C Preferred shares.			25	25

	Total HealthTeacher			1,003,973	1,003,973

Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	347,220	1.1%
Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the period January 1 through December 31, 2015) due October 30, 2017.	10/22/12	4%	1,075,695	1,075,695	4.0%
	$150,000 subordinated debenture at 8% due June 30, 2018. (e)			150,000	150,000
	Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $94,602.			97,625	97,625

	Total Mercantile			1,323,320	1,323,320

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%			5.4%
	$500,000 convertible promissory			1,250,000	1,250,000
	note at 8% due September 9, 2015			500,000	500,000

	Total SocialFlow			1,750,000	1,750,000

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$7,100,532	$6,961,261

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 53.2% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred	1/30/04	7%			5.2%
	membership interest at 9.8%.			$985,000	$985,000
	$250,000 subordinated promissory note at 14% due December 31, 2016.			125,000	125,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	5.0%
	$250,000 convertible promissory note at 8% due December 31, 2015
				250,000	250,000

	Total Chequed.com			1,633,222	1,633,222

First Wave Products Group, LLC (e)(g)(n) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10%	4/19/12	7%			2.5%
	(Payment in Kind (PIK) through
	May 31, 2015) due December 31, 2016.			656,968	500,000
	$280,000 junior term notes at 10%
	(PIK through May 31, 2015) due
	December 31, 2016.			316,469	280,000
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			995,437	802,000

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	10%	616,221	616,221	1.9%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest.	8/31/99	19%	400,000	100,000	0.3%
	8% cumulative dividend.

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due June 3, 2016.	9/19/13	7%	600,002	600,002	2.1%

				95,000	95,000

	Total Intrinsiq			695,002	695,002

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	7%	750,000	381,503	2.7%
	1,876,922 Series B preferred shares.			479,155	490,752

				1,229,155	872,255

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	250,000	2.3%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000

	Total KnowledgeVision			750,001	750,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,568 Series Seed preferred shares.	1/9/08	13%	742,850	351,477	1.1%
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%			5.9%
				1,891,964	1,891,964
	15% Class A common membership interest.
				—	—

	Total Microcision			1,891,964	1,891,964

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares.	12/31/14	7%	375,000	375,000	1.1%
Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	5%	—	11,000	8.9%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) $680,475.29 convertible promissory notes at 8% due December 31, 2015			680,475	680,475

	Total Rheonix			2,780,474	2,916,474

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares. 274,299 Series A-1 preferred shares.	7/12/13	11%	1,500,000	1,500,000	6.1%
				504,710	504,710

	Total SciAps			2,004,710	2,004,710

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC (g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	10%	250,000	250,000	4.6%
	1,000,000 Class C preferred units.			1,070,680	1,070,680
	80,000 Class D preferred units.			80,000	80,000
	104,198 Class E preferred units.			104,198	104,198

	Total Teleservices			1,504,878	1,504,878

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%
Other Affiliate Investments:
CrowdBouncer, Inc. (e)(g) (Software)	300,000 Series A preferred shares	1/22/14	15%	300,000	—	0%

Subtotal Affiliate Investments				$18,139,387	$17,374,393

Control Investments – 30.4% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	523,721 625,000	523,721 9,300,000	30.1%

	Total Gemcor			1,148,721	9,823,721

Subtotal Control Investments				$1,248,221	$9,923,221

TOTAL INVESTMENTS – 104.8%				$26,488,140	$34,258,875
LIABILITIES IN EXCESS OF OTHER ASSETS – (4.8%)					(1,582,790)

NET ASSETS – 100%					$32,676,085

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

a)	At June 30, 2015, restricted securities represented approximately 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2015, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of June 30, 2015, the total cost of investment securities approximated $26.5 million. Net unrealized appreciation was approximately $7.8 million, which was comprised of $9.7 million of unrealized appreciation of investment securities and ($1.9) million related to unrealized depreciation of investment securities. At June 30, 2015, the aggregate gross unrealized gain for federal income tax purposes was $6.3 million and the aggregate gross unrealized loss for federal income tax purposes was ($1.7) million. The net unrealized gain for federal income tax purposes was $4.6 million based on a tax cost of $29.6 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Payment in kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500	$—	$—	$99,500	$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%	622,800	—	(99,079)	523,721	42,420
	31.25 membership units.	9,300,000	—	—	9,300,000	907,359

	Total Gemcor	9,922,800	—	(99,079)	9,823,721	949,779

	Total Control Investments	$10,022,300	$—	($99,079)	$9,923,221	$949,779

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	$985,000	$—	$—	$985,000	$48,265
	$250,000 subordinated promissory note at 14%	125,000	—	—	125,000	8,750
	6.0825% Class A common membership interest.	600,000	—	—	600,000	51,512

	Total Carolina Skiff	1,710,000	—	—	1,710,000	108,527

Chequed.com, Inc.	408,476 Series A preferred shares.	1,383,222	—	—	1,383,222	—
	$250,000 convertible promissory note at 8%	250,000	—	—	250,000	9,862

	Total Chequed	1,633,222	—	—	1,633,222	9,862

CrowdBouncer, Inc.	300,000 Series A preferred shares.	—	—	—	—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%	637,992	18,976	(156,968)	500,000	19,476
	$280,000 junior term notes at 10%	308,687	7,782	(36,469)	280,000	8,115
	Warrant for 41,619 capital securities.	22,000	—	—	22,000	—

	Total First Wave	968,679	26,758	(193,437)	802,000	27,591

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	—	616,221	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares.	600,002	—	—	600,002	—
	$95,000 convertible promissory note at 8%	—	95,000	—	95,000	562

	Total Intrinsiq	600,002	95,000	—	695,002	562

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	381,503	—	—	381,503	—
	1,876,922 Series B preferred shares.	490,752	—	—	490,752	—

		872,255	—	—	872,255	—

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares.	250,000	—	—	250,000	—
	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—
	129,033 Series A-3 preferred shares.	—	165,001	—	165,001	—
	Warrant for 46,743 Series A-3 shares.	—	35,000	—	35,000	—

	Total Knowledge Vision	550,000	200,001	—	750,001	—

Mezmeriz, Inc.	1,554,568 Series seed preferred shares	—	351,477	—	351,477	—
	$200,000 convertible notes at 8%	200,000	—	(200,000)	—	—

	Total Mezmeriz	200,000	351,477	(200,000)	351,477	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%	1,891,964	—	—	1,891,964	104,058
	15% Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,964	—	—	1,891,964	104,058

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	1,000
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares.	—	375,000	—	375,000	—
Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—
	$680,475.29 convertible promissory notes at 8%	—	680,475	—	680,475	8,685

	Total Rheonix	2,235,999	680,475	—	2,916,474	8,685

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A preferred shares.	1,500,000	—	—	1,500,000	—
	274,299 Series A-1 preferred shares	—	504,710	—	504,710	4,711

	Total SciAps	1,500,000	504,710	—	2,004,710	4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	—
Teleservices Solutions Holdings, LLC	250,000 Class B shares.	250,000	—	—	250,000	—
	1,000,000 Class C shares	1,070,680	—	—	1,070,680	—
	80,000 Class D preferred units	80,000	—	—	80,000	—

	104,198 Class E preferred units	—	104,198	—	104,198	—

	Total Teleservices	1,400,680	104,198		1,504,878	—

Tilson Technology Management, Inc.	12 Series B preferred shares	—	600,000	—	600,000	6,917

	Total Affiliate Investments	$14,617,378	$3,150,452	($393,437)	$17,374,393	$271,913

	Total Control and Affiliate Investments	$24,639,678	$3,150,452	($492,516)	$27,297,614	$1,221,692

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation as well as the movement of an existing portfolio company into this category and out of a different category.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions and net increases in unrealized depreciation and net decreases in unrealized appreciation, and the exchange of existing securities for new securities.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2015 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2015
Manufacturing	46.2%
Software	20.8%
Healthcare	11.3%
Contact Center	8.2%
Consumer Product	8.1%
Oil and Gas	2.3%
Professional Services	1.8%
Electronics	1.0%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 17.5% of net assets (j)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Crashmob, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	—	600,000	600,000	1.9%
Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.8%
Mercantile Adjustment Bureau, LLC (e)(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017. $150,000 subordinated debenture at 8% due June 30, 2018.	10/22/12	4%	1,070,697	1,070,697	4.1%
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			150,000	150,000
	(i) Interest receivable $79,025.			97,625	97,625

	Total Mercantile			1,318,322	1,318,322

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	80,000 Series AA preferred shares.	12/31/14	4%	200,000	200,000	0.6%
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	3.9%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	301,582 unrestricted common shares valued at $2.01 per share.	11/18/02	1%	385,680	606,000	1.9%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$5,677,241	$5,665,698

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 45.2% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%.	1/30/04	7%	$985,000	$985,000	5.3%
	$250,000 subordinated promissory note at 14% due December 31, 2016.			125,000	125,000
	6.0825% Class A common membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	5.0%
	$250,000 convertible promissory note at 8% due December 31, 2015			250,000	250,000

	Total Chequed.com			1,633,222	1,633,222

CrowdBouncer, Inc. (e)(g) Buffalo, NY. JOBS Act compliance for broker-dealers and crowdfunding portals. (Software) www.crowdbouncer.com	300,000 Series A preferred shares.	1/22/14	15%	300,000	—	0.0%
First Wave Products Group, LLC (e)(g)(p) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% (Payment in Kind (PIK) through May 31, 2015) due December 31, 2016. $280,000 junior term notes at 10%	4/19/12	7%	637,992	637,992	3.0%
	(PIK through May 31, 2015) due December 31, 2016.			308,687	308,687
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			968,679	968,679

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	7%	403,388	403,388	1.2%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares.	9/19/13	7%	600,002	600,002	1.9%
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	2.7%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	11/13/13	5%	550,000	550,000	1.7%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares.	1/9/08	8%	391,373	0	0.6%
	$200,000 convertible notes at 8% due December 31, 2014.			200,000	200,000

	Total Mezmeriz			591,373	200,000

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,964	1,891,964	5.8%
	15% Class A common membership interest.			—	—

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	5%	—	11,000	6.9%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000

	Total Rheonix			2,099,999	2,235,999

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	4.6%
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC (g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	9%	250,000	250,000	4.3%
	1,000,000 Class C preferred units.			1,070,680	1,070,680
	80,000 Class D preferred units.			80,000	80,000

	Total Teleservices			1,400,680	1,400,680

Subtotal Affiliate Investments				$15,188,935	$14,617,378

Control Investments – 31.0% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017.	6/28/04	31%	$622,800	$622,800	30.7%
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,247,800	9,922,800

Subtotal Control Investments				$1,347,300	$10,022,300

TOTAL INVESTMENTS – 93.7%				$22,213,476	$30,305,376

OTHER ASSETS IN EXCESS OF LIABILITIES – 6.3%					2,048,065

NET ASSETS – 100%					$32,353,441

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500	$—	$—	$99,500	$41,695
Gemcor II, LLC	$500,000 subordinated promissory note at 15%	110,194	—	(110,194)	0	6,279
	$1,000,000 subordinated promissory note at 15%	800,125	—	(177,325)	622,800	105,939
	31.25 membership units.	9,300,000	—	—	9,300,000	1,516,822

	Total Gemcor	10,210,319		(287,519)	9,922,800	1,629,040

NDT Acquisitions	Common Stock	—	5,336	(5,336)	—	2,668

	Total Control Investments	$10,309,819	$5,336	(292,855)	$10,022,300	$1,673,403

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	$985,000	$—	$—	$985,000	$96,530
	$250,000 subordinated promissory note at 14%	250,000	—	(125,000)	125,000	29,701
	6.0825% Class A common membership interest.	600,000	—	—	600,000	54,089

	Total Carolina Skiff	1,835,000	—	(125,000)	1,710,000	180,320

Chequed.com, Inc.	408,476 Series A preferred shares.	1,033,222	350,000	—	1,383,222	—
	$250,000 convertible promissory note at 8%	—	250,000	—	250,000	767

	Total Chequed	1,033,222	600,000	—	1,633,222	767

CrowdBouncer, Inc.	270,000 Series A preferred shares.	—	300,000	(300,000)	—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%	571,301	66,691	—	637,992	68,524
	$280,000 junior term notes at 10%	204,533	104,154	—	308,687	24,154
	Warrant for 41,619 capital securities.	22,000	—	—	22,000	—

	Total First Wave	797,834	170,845	—	968,679	92,678

GiveGab, Inc.	2,254,822 Series A preferred shares.	250,000	153,388	—	403,388	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares.	600,002	—	—	600,002	—
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	750,000	479,155	(356,900)	872,255	1,391
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares	250,000	—	—	250,000	—
	214,285 Series A-2 preferred shares	—	300,000	—	300,000

	Total Knowledge Vision	250,000	300,000	—	550,000

Mezmeriz, Inc.	360,526 Series A preferred shares.	391,373	—	(391,373)	—	—
	Convertible notes at 8% due December 31, 2014.	200,000	—	—	200,000	—

	Total Mezmeriz	591,373		(391,373)	200,000

Microcision LLC	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	1,891,965	—	(1)	1,891,964	208,116
	Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,965	—	(1)	1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	47,682
QuaDPharma, LLC	$556,285.22 second note allonge at 10%	556,285	—	(556,285)	—	59,332
	141.75 Class A units of membership interest.	350,000		(350,000)	—	—

	Total QuaDPharma	906,285		(906,285)	—	59.332

Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—

	Total Rheonix	2,235,999			2,235,999

SciAps, Inc.	187,500 Series A preferred shares.	1,000,000	500,000	—	1,500,000	—
SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Teleservices	250,000 Class B shares.	—	250,000	—	250,000	—
Solutions Holdings,	1,000,000 Class C shares	—	1,070,680	—	1,070,680	98,952
LLC	80,000 Class D preferred units	—	80,000	—	80,000	—

	Total Teleservices	—	1,400,680	—	1,400,680	98,952

	Total Affiliate Investments	$12,792,869	3,904,068	(2,079,559)	$14,617,378	$689,238

	Total Control and Affiliate Investments	$23,102,688	$3,909,404	($2,372,414)	$24,639,678	$2,362,641

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

For the Six Months Ended June 30, 2015 and 2014

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

We operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion, that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented not misleading. Our interim results for the six months ended June 30, 2015 are not necessarily indicative of the results for our full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended March 31, 2015, September 30, 2014 and June 30, 2014

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

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act, “Control Investments” are investments in companies that the Corporation is deemed to “Control” because it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

Investments - Investments are valued at fair value as determined in good faith by the management of the Corporation and approved by the Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

Qualifying Assets - All of the Corporation’s investments were made in privately held small business enterprises, that were not investment companies, were principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

Rand SBIC’s interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules, interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or a loan is in default for more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

After reviewing our portfolio companies’ performance and the circumstances surrounding the investment, the Corporation ceased accruing interest income on First Wave Products Group, LLC in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $9,000 and $4,256 for the six months ended June 30, 2015 and 2014, respectively. The board fees were $5,000 and $7,000 for the six months ended June 30, 2015 and 2014, respectively.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation simultaneously purchases a warrant and a note or debt instrument from a portfolio company, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $7,746 in OID income for each of the six months ended June 30, 2015 and 2014. OID income is estimated to be approximately $8,000 for the remainder of 2015, $12,000 for 2016 and $8,000 for 2017.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the six months ended June 30, 2015 and 2014 was $13,700 and $11,438, respectively. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at June 30, 2015 and December 31, 2014 with a weighted average interest rate of 3.54% as of June 30, 2015. The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include our automatic consent to the appointment of SBA or its designee as receiver under Section 311(c) of the Small Business Investment Act of 1958.

Fair Value of SBA Debentures - In March 2015, the SBA pooled its debenture borrowings and they were put to market and competitively priced. The market rate for these debentures was set at 2.517% excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.321%. The carrying value of SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. We do not have any common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid, net of refunds, during the six months ended June 30, 2015 and 2014 was $2,344,600 and $1,512,891, respectively. Interest paid during the six months ended June 30, 2015 and 2014 was $128,650 and $98,913, respectively. The Corporation converted $32,669 and $89,271 of interest receivable into investments during the six months ended June 30, 2015 and 2014, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2015 and December 31, 2014, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 23, 2014, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 23, 2015 at prices that are no greater than the then current net asset value. No shares were repurchased during the six months ended June 30, 2015 and the total treasury shares held was 534,496 shares with a total cost of $1,447,491 at June 30, 2015. Therefore, at June 30, 2015, the Corporation had authorization to purchase up to an additional 465,504 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2015, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined in the Plan. For purposes of the 20% profit sharing test, the Corporation interprets net income to be the total of the Corporation’s net investment gain (loss) and its net realized gain (loss) on investments, prior to inclusion of the estimated profit sharing obligation. The profit sharing payments are split equally between the Corporation’s two executive officers, each of whom is fully vested in the Plan.

There were no amounts earned pursuant to the Plan for the six months ended June 30, 2015 and June 30, 2014, respectively. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the six months ended June 30, 2015. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $784,560 was paid during the six months ended June 30, 2014.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the six months ended June 30, 2015 or 2014.

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

At June 30, 2015, Gemcor II, LLC (Gemcor), Rheonix, Inc. (Rheonix), SciAps, Inc. (Sciaps), Microcision, LLC (Microcision) and Social Flow, Inc. (Social Flow) represented 29%, 9%, 6%, 6% and 5%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value.

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

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

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

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Membership Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement.

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction with a non-strategic unrelated new investor entered into by the portfolio company. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

The following table provides a summary of the significant unobservable inputs used to fair value the Corporation’s Level 3 portfolio investments as of June 30, 2015:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model Stock Pricing & Volatility	Face Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$786,748	$—	$—	$2,597,245	$97,625	$—	$3,481,618

Non-Control/Non-Affiliate Debt	—	—	—	—	—	3,479,643	3,479,643

Total Non-Control/Non-Affiliate	$786,748	$—	$—	$2,597,245	$97,625	$3,479,643	$6,961,261

Affiliate Equity	$2,113,348	$22,841	$100,000	$11,293,765	$22,000	$—	$13,551,954

Affiliate Debt	—	—	—	—	—	3,822,439	3,822,439

Total Affiliate	$2,113,348	$22,841	$100,000	$11,293,765	$22,000	$3,822,439	$17,374,393

Control Equity	$9,399,500	$—	$—	$—	$—	$—	$9,399,500

Control Debt	—	—	—	—	—	523,721	523,721

Total Control	$9,399,500	$—	$—	$—	$—	$523,721	$9,923,221

Total Level 3 Investments	$12,299,596	$22,841	$100,000	$13,891,010	$119,625	$7,825,803	$34,258,875

Range	4.5X-10X	1X	1X	Not Applicable	$1.13	Not Applicable
Weighted Average	5X	1X	1X	Not Applicable	$1.13	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at June 30, 2015:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$523,720	$—	$—	$523,720
Debt investments	7,302,083	—	—	7,302,083
Equity investments	26,433,072	—	—	26,433,072

Total	$34,258,875	$—	$—	$34,258,875

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2014:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$622,801	$—	$—	$622,801
Debt investments	5,384,339	—	—	5,384,339
Equity investments	24,298,236	606,000	—	23,692,236

Total	$30,305,376	$606,000	$0	$29,699,376

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Unrealized Gains or Losses included in net change in net assets from operations
First Wave Products Group, LLC (First Wave)	—	(193,436)	—	(193,436)
Kinex Pharmaceuticals, Inc.	—	—	92,592	92,592

Total Unrealized Gains and Losses	—	(193,436)	92,592	(100,844)
Purchases of Securities/Changes to Securities/Non-cash conversions:
First Wave	—	26,758	—	26,758
Genicon, Inc. (Genicon)	—	—	500,000	500,000
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
HealthTeacher, Inc. (Health Teacher)	—	1,003,949	25	1,003,974
Intrinsiq Material, Inc. (Intrisiq)	—	95,000	—	95,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	4,998	—	4,998
Mezmeriz, Inc. (Mezmeriz)	—	(200,000)	351,477	151,477
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	175,000	175,000
Rheonix, Inc. (Rheonix)	—	680,475	—	680,475
SciAps, Inc. (Sciaps)	—	—	504,710	504,710
SocialFlow, Inc. (Social Flow)	—	500,000	—	500,000
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	104,198	104,198
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	2,111,180	2,648,244	4,759,424
Repayments of Securities
Gemcor II, LLC (Gemcor)	(99,081)	—	—	(99,081)

Total Repayments of Securities	(99,081)	—	—	(99,081)
Transfers within Level 3	—	—	—	—

Ending Balance, June 30, 2015, of Level 3 Assets	$523,720	$7,302,083	$26,433,072	$34,258,875

Change in unrealized appreciation on investments for the period included in changes in net assets ($100,844)

Net realized (losses) on investments for the period included in changes in net assets $ -

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(476,334)	(476,334)

Total Realized Losses	—	(778,253)	(476,334)	(1,254,587)
Unrealized Gains or Losses included in net change in net assets from operations
BinOptics Corporation (Binoptics)	—	—	1,200,001	1,200,001
Emerging Med	—	778,253	—	778,253
Knoa Software, Inc. (Knoa)	—	—	(356,900)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)

Total Unrealized Gains and Losses	—	778,253	451,728	1,229,981
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	350,000	350,000
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
Empire Genomics, LLC (Empire Genomics)	—	600,000	—	600,000
First Wave Products Group, LLC (First Wave)	—	43,003	—	43,003
GiveGab, Inc. (Give Gab)	—	—	153,388	153,388
Knoa	—	—	479,155	479,155
Liazon	—	—	476,334	476,334
Mercantile Adjustment Bureau, LLC (Mercantile)	—	154,998	47,625	202,623
SciAps, Inc. (Sciaps)	—	—	500,000	500,000
SocialFlow, Inc. (Social Flow)	—	—	750,000	750,000
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	—	—	1,250,000	1,250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	798,001	4,276,502	5,074,503
Repayments of Securities
Gemcor II, LLC (Gemcor)	(150,469)	—	—	(150,469)

Total Repayments of Securities	(150,469)	—	—	(150,469)
Transfers within Level 3	—	—	—	—

Ending Balance, June 30, 2014, of Level 3 Assets	$1,316,135	$4,970,418	$25,906,928	$32,193,481

Change in unrealized appreciation for the period included in changes in net assets				$1,229,981
Total realized (losses) for the period included in changes in net assets				($1,254,587)

NOTE 4. - OTHER ASSETS

At June 30, 2015 and December 31, 2014 other assets was comprised of the following:

	June 30, 2015	December 31, 2014
Escrow receivable from BinOptics Corporation	$1,510,248	$1,510,248
Deferred debenture costs, net	213,327	227,027
Prepaid expenses	79,635	—
Equipment (net)	11,810	14,558
Operating receivables	2,257	2,027
Dividend receivable	—	37,978
Escrow receivable from Ultra-Scan	—	32,962

Total other assets	$1,817,277	$1,824,800

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released during 2016. During 2013, the Corporation sold its investment in Ultra-Scan Corporation (Ultra-Scan) and a portion of the sales proceeds were held in escrow and released in the first quarter of 2015.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of June 30, 2015.

Note 6. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the SEC’s Regulation S-X Rule 4.08(g), the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, certain comparative financial information is presented below.

	For the six month periods ended (Unaudited)
	June 30, 2015 (in thousands)	June 30, 2014 (in thousands)
Income Statement:
Net sales	$19,289	$13,166
Gross profit	$4,329	3,022
Net income	$3,130	1,742

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2015 and the year ended December 31, 2014:

	Six months ended June 30, 2015 (Unaudited)	Year ended December 31, 2014
Income from investment operations (1):
Investment income	$0.22	$0.40
Operating expenses	0.13	0.39

Investment income before income taxes	0.09	0.01
Income tax expense	0.03	0.01

Net investment income	0.06	0.00
Purchase of treasury stock (2)	0.00	0.02
Net realized and unrealized (loss) gain on investments	(0.01)	0.71

Increase in net asset value	0.05	0.73
Net asset value, beginning of period	5.11	4.38

Net asset value, end of period	$5.16	$5.11

Per share market price, end of period	$3.94	$4.09

Total return based on market value	(3.67%)	33.2%
Total return based on net asset value	1.00%	15.26%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	2.54%	8.27%
Ratio of operating expenses including income taxes to average net assets	3.01%	16.28%
Ratio of net investment income to average net assets	1.11%	0.07%
Portfolio turnover	14.8%	21.5%
Net assets, end of period	$32,676,085	$32,353,441
Weighted shares outstanding, end of period	6,328,538	6,391,175

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.
(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of the our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

There may be other factors not identified that affect the accuracy of our forward-looking statements. Further, any forward-looking statement speaks only as of the date when it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and we cannot predict all of them.

Overview

We are an internally managed investment company that lends to and invests in small and medium-sized companies primarily in connection with loans or investments made concurrently by other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. We anticipate that most, if not all, of our investments made in the next year will be originated through Rand SBIC.

Outlook

At the end of the second quarter of 2015, we had approximately $6.5 million in cash on hand available for future investments. We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while still reinvesting in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We believe that economic conditions in the United States are stable, and we expect that well run businesses should be able to compete effectively given the low cost of capital, strengthening business and consumer spending, and eager reception of new technologies and service concepts.

•	Given our increased scale we are able to invest larger amounts in companies, which will provide us with an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing alongside other investors, when possible.

•	We seek to be actively involved with the management and governance of our portfolio companies, which enables us to support their operating and marketing efforts and to facilitate their growth.

•	As our portfolio continues to expand, our operating expenses will decline as a percentage of net asset value.

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

Financial Condition

Overview:	6/30/15	12/31/14	(Decrease) Increase	% (Decrease) Increase
Total assets	$42,952,570	$45,525,987	($2,573,417)	(5.7%)
Total liabilities	10,276,485	13,172,546	(2,896,061)	(22.0%)

Net assets	$32,676,085	$32,353,441	$322,644	1.0%

Net asset value per share (NAV) was $5.16 at June 30, 2015 and $5.11 at December 31, 2014.

Our outstanding SBA debentures at June 30, 2015 were $8,000,000 and will mature from 2022 to 2025. Cash approximated 20% of net assets at June 30, 2015 as compared to 41% at December 31, 2014.

Composition of the Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	6/30/15	12/31/14	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$26,488,140	$22,213,476	$4,274,664	19.2%
Unrealized appreciation, net	7,770,735	8,091,900	(321,165)	(4.0%)

Investments at fair value	$34,258,875	$30,305,376	$3,953,499	13.0%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 105% of net assets at June 30, 2015 versus 94% of net assets at December 31, 2014.

The change in investments during the six months ended June 30, 2015, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
HealthTeacher, Inc. (Health Teacher)	$1,000,025
Rheonix, Inc. (Rheonix)	680,475
Tilson Technology Management, Inc. (Tilson)	600,000
Genicon, Inc. (Genicon)	500,000
SocialFlow, Inc. (Social Flow)	500,000
SciAps, Inc. (Sciaps)	499,999
GiveGab, Inc. (Give Gab)	212,833
Knowledge Vision Systems Inc. (Knowledge Vision)	200,001
OnCore Golf Technology, Inc. (Oncore Golf)	175,000
Mezmeriz, Inc. (Mezmeriz)	151,477
Teleservices Solutions Holdings, LLC (Teleservices)	104,198
Intrinsiq Materials, Inc. (Intrisiq)	95,000

Total of new investments	4,719,008
Other changes to investments:
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	26,758
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	4,998
Sciaps interest conversion	4,711
Health Teacher interest conversion	3,949

Total of other changes to investments	40,416
Investments repaid, sold or liquidated
Gemcor II, LLC (Gemcor) repayment	(99,080)
Synacor, Inc. (Synacor) shares sold	(385,680)

Total investments repaid, sold or liquidated	(484,760)

Net change in investments, at cost	$4,274,664

Results of Operations

Investment Income

Our investment objective is to achieve long-term capital appreciation on our equity investments while investing in a mixture of debenture and equity instruments. The debenture instruments are intended to provide a current return on a portion of our investment portfolio. The equity investments in our portfolio are structured to realize capital appreciation over the long-term.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	June 30, 2015	June 30, 2014	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$369,293	$394,476	($25,183)	(6.4%)
Interest from other investments	15,190	8,197	6,993	85.3%
Dividend and other investment income	961,788	775,577	186,211	24.0%
Fee income	14,000	11,256	2,744	24.4%

Total investment income	$1,360,271	$1,189,506	$170,765	14.4%

Interest from portfolio companies - Our portfolio interest income decreased during the six months ended June 30, 2015 versus the six months ended June 30, 2014 due to decreases in the principal balances on loan and debt investments with Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively.

After reviewing the portfolio company’s performance and the circumstances surrounding our investment, we ceased accruing interest income on First Wave Products Group, LLC (First Wave) during 2015.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the six months ended June 30, 2015 versus the same period in 2014.

Dividend and other investment income - Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions.

Dividend income for the six months ended June 30, 2015 consisted of distributions from Gemcor for $903,359, Carolina Skiff for $51,512, and Tilson Technology Management, Inc. (Tilson) for $6,917. Dividend income for the six months ended June 30, 2014 consisted of distributions from Gemcor for $682,981, Monarch Machine Tool LLC (Monarch) for $45,682, Carolina Skiff for $44,383 and Somerset Gas Transmission Company, LLC (Somerset) for $2,531.

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

The income associated with the amortization of financing fees was $9,000 and $4,256 for the six months ended June 30, 2015 and 2014, respectively. The income from board fees was $5,000 and $7,000 for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	June 30, 2015	June 30, 2014	Increase	% Increase
Total operating expenses	$825,277	$756,320	$68,957	9.1%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The 9.1% or approximately $69,000 increase in total operating expenses for the six months ended June 30, 2015 as compared to the same six month period in 2014 is due to an increase in interest expense and bonus and profit sharing expense. The SBA interest expense increased due to higher outstanding balances on the SBA debt during the first six months of 2015 versus the same period in 2014. The increase in our bonus and profit sharing expense of $45,635 is due to a reduction in the Liazon Corporation escrow receivable amount during the six months ended June 30, 2014 to reflect the amount actually received from escrow in the second quarter of 2014. There was no such adjustment during the six months ended June 30, 2015.

Realized Gains and Losses on Investments

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	June 30, 2015	June 30, 2014	Increase
Realized gain (loss) on investments before income taxes	$262,925	($1,225,192)	$1,488,117

During the six months ended June 30, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of June 30, 2015, we do not own any shares of Synacor.

During the six months ended June 30, 2014, we recognized a realized loss of $778,253 on our investment in Emerging Med.com when it was sold during January 2014. We did not receive any proceeds from the sale. We also recognized a loss of $476,334 due to an adjustment to the Liazon Corporation escrow receivable during the six months ended June 30, 2014.

During the six months ended June 30, 2014, the Corporation recognized a realized gain of $29,395 on the sale of 25,000 shares of Synacor, Inc. (Synacor). We owned 403,643 shares of Synacor at June 30, 2014.

Change in Unrealized Appreciation of Investments

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

	June 30, 2015	June 30, 2014	Decrease
Change in unrealized appreciation before income taxes	($321,164)	$1,266,231	($1,587,395)

The decrease in unrealized appreciation before income taxes for the six months ended June 30, 2015 was comprised of the following:

June 30, 2015
Kinex Pharmaceuticals, Inc. (Kinex)	$92,592
First Wave Products Group, LLC (First Wave)	(193,436)
Synacor, Inc. (Synacor) reclass to a realized gain	(220,320)

Total change in net unrealized appreciation of investments before income taxes during the six months ended June 30, 2015	($321,164)

In accordance with our valuation policy, we increased the value of our holdings in Kinex based on a significant equity financing during 2015 by a new non-strategic outside investor that had a higher valuation for Kinex than its prior financing rounds.

The First Wave investment was revalued after our management reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We sold our remaining shares of Synacor during the six months ended June 30, 2015.

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

The value of our investment in Binoptics was increased in accordance with ASC 820 due to an overall improvement in the revenues and financial performance of the company.

The Emerging Med investment was written off during the six months ended June 30, 2014, after the company was sold and we did not receive any proceeds.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 403,643 shares of Synacor at a three day average bid price of $2.62 as of June 30, 2014.

The Mezmeriz investment was revalued during the six months ended June 30, 2014 after our management reviewed the portfolio company and its financial condition and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The valuation of Knoa was decreased during the second quarter of 2014 to value our equity holdings at the price of the most recent insider round of financing.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2015 and 2014, the net increase in net assets from operations was $322,644 and $350,163, respectively.

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

As of June 30, 2015, our total liquidity was $6,520,170 in cash.

Management expects that the cash on hand at June 30, 2015, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs through the next twelve months. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

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

As of June 30, 2015, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2015 – 4/30/2015	—	—	—	465,504
5/1/2015 – 5/31/2015	—	—	—	465,504
6/1/2015 – 6/30/2015	—	—	—	465,504

(1)	There were no shares repurchased during the second quarter of 2015.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 23, 2014, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 23, 2015.

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

Dated: August 4, 2015

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer