Form 10-Q
period 2015-09-30
RAND CAPITAL CORP
filed 2015-11-03
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, there were 6,328,538 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of September 30, 2015 and December 31, 2014

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Investments at fair value:
Control investments (cost of $1,195,841 and $1,347,300, respectively)	$9,870,841	$10,022,300
Affiliate investments (cost of $18,579,796 and $15,188,935, respectively)	17,564,802	14,617,378
Non-affiliate investments (cost of $8,751,037 and $5,677,241, respectively)	8,933,066	5,665,698

Total investments, at fair value (cost of $28,526,674 and $22,213,476, respectively)	36,368,709	30,305,376
Cash	4,763,631	13,230,717
Interest receivable (net of allowance: $122,000 at 9/30/15 and $128,311 at 12/31/14)	209,216	165,094
Prepaid income tax	51,230	—
Other assets	1,768,320	1,824,800

Total assets	$43,161,106	$45,525,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Income tax payable	—	2,065,795
Deferred tax liability	1,868,534	1,838,351
Profit sharing and bonus payable – officers	194,740	953,490
Accounts payable and accrued expenses	104,653	290,646
Deferred revenue	30,597	24,264

Total liabilities	10,198,524	13,172,546
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 at 9/30/15 and 12/31/14	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(273,212)	(867,482)
Undistributed net realized gain on investments	18,463,557	18,290,374
Net unrealized appreciation on investments	4,951,635	5,109,947
Treasury stock, at cost; 534,496 shares at 9/30/15 and 12/31/14	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 9/30/15: $5.21, 12/31/14: $5.11)	32,962,582	32,353,441

Total liabilities and stockholders’ equity	$43,161,106	$45,525,987

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Investment income:
Interest from portfolio companies:
Control investments	$18,336	$26,660	$60,756	$88,419
Affiliate investments	100,678	122,113	312,329	375,486
Non-Control/Non-Affiliate investments	61,312	57,576	176,534	136,920

Total interest from portfolio companies	180,326	206,349	549,619	600,825
Interest from other investments:
Non-Control/Non-Affiliate investments	3,529	2,326	18,719	10,523

Total interest from other investments	3,529	2,326	18,719	10,523
Dividend and other investment income:
Control investments	460,947	351,380	1,364,306	1,034,361
Affiliate investments	65,810	—	124,239	90,065
Non-Control/Non-Affiliate investments	—	—	—	2,531

Total dividend and other investment income	526,757	351,380	1,488,545	1,126,957
Fee income:
Control investments	2,000	4,000	6,000	10,000
Affiliate investments	1,417	1,767	3,250	4,467
Non-Control/Non-Affiliate investments	4,250	3,527	12,417	6,083

Total fee income	7,667	9,294	21,667	20,550

Total investment income	718,279	569,349	2,078,550	1,758,855

Operating expenses:
Salaries	149,555	147,668	448,665	443,006
Bonus and profit sharing	—	—	—	(45,635)
Employee benefits	27,745	26,431	87,546	89,187
Directors’ fees	37,950	14,250	89,000	88,500
Professional fees	33,702	25,724	127,204	126,236
Stockholders and office operating	41,716	23,789	156,830	109,439
Insurance	8,400	7,700	25,954	27,609
Corporate development	16,982	14,385	48,363	41,941
Other operating	3,099	2,385	8,973	5,641

	319,149	262,332	992,535	885,924
Interest on SBA obligations	77,569	69,243	229,460	195,660
Bad debt expense	—	—	—	6,311

Total operating expenses	396,718	331,575	1,221,995	1,087,895

Net investment income before income taxes	321,561	237,774	856,555	670,960

Income tax expense (benefit)	88,298	(5,762)	262,285	92,081

Net investment income	233,263	243,536	594,270	578,879

Net realized gain (loss) on investments:
Affiliate investments	—	160,634	—	(617,619)
Non-Control/Non-Affiliate investments	—	—	262,925	(446,939)

Net realized gain (loss) before income taxes	—	160,634	262,925	(1,064,558)
Income tax expense (benefit)	—	58,870	89,742	(363,356)

Net realized gain (loss) on investments	—	101,764	173,183	(701,202)
Net increase (decrease) in unrealized appreciation on investments:
Control investments	—	5,336	—	5,336
Affiliate investments	(250,000)	—	(443,436)	29,980
Non-Control/Non-Affiliate investments	321,300	(195,157)	193,572	1,041,094

Change in unrealized appreciation before income taxes	71,300	(189,821)	(249,864)	1,076,410
Deferred income tax expense (benefit)	18,066	(67,963)	(91,552)	380,482

Net increase (decrease) in unrealized appreciation on investments	53,234	(121,858)	(158,312)	695,928

Net realized and unrealized gain (loss) on investments	53,234	(20,094)	14,871	(5,274)

Net increase in net assets from operations	$286,497	$223,442	$609,141	$573,605

Weighted average shares outstanding	6,328,538	6,407,199	6,328,538	6,408,763
Basic and diluted net increase in net assets from operations per share	$0.05	$0.03	$0.10	$0.09

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Net assets at beginning of period	$32,676,085	$28,419,415	$32,353,441	$28,069,332
Net investment income	233,263	243,536	594,270	578,879
Net realized gain (loss) on investments	—	101,764	173,183	(701,202)
Net increase (decrease) in unrealized appreciation on investments	53,234	(121,858)	(158,312)	695,928

Net increase in net assets from operations	286,497	223,442	609,141	573,605
Purchase of treasury stock	—	(87,972)	—	(88,052)

Total increase in net assets	286,497	135,470	609,141	485,553

Net assets at end of period	$32,962,582	$28,554,885	$32,962,582	$28,554,885

Accumulated net investment (loss)	($273,212)	($310,438)	($273,212)	($310,438)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Cash flows from operating activities:
Net increase in net assets from operations	$609,141	$573,605
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Depreciation and amortization	24,698	20,604
Original issue discount amortization	(11,619)	(11,619)
Change in interest receivable allowance	(6,311)	6,311
Decrease (increase) in unrealized appreciation on investments before income taxes	249,864	(1,076,410)
Deferred tax expense (benefit)	30,183	(585,548)
Realized (gain) loss on portfolio investments before income taxes	(262,925)	1,064,558
Non-cash conversion of debenture interest	(69,710)	(116,962)
Changes in operating assets and liabilities:
Increase in interest receivable	(37,811)	(31,556)
Decrease in other assets	33,194	812,983
Increase in prepaid income taxes	(51,230)	—
Decrease in income taxes payable	(2,065,795)	(818,736)
Decrease in accounts payable and accrued expenses	(185,993)	(185,136)
Decrease in profit sharing and bonus payable	(758,750)	(878,233)
Increase in deferred revenue	6,333	5,450

Total adjustments	(3,105,872)	(1,794,294)

Net cash used in operating activities	(2,496,731)	(1,220,689)
Cash flows from investing activities:
Investments originated	(6,769,008)	(5,131,152)
Proceeds from sale of investments	648,605	420,593
Proceeds from loan repayments	151,460	911,301
Capital expenditures	(1,412)	(9,138)

Net cash used in investing activities	(5,970,355)	(3,808,396)
Cash flows from financing activities:
Purchase of treasury shares	—	(88,052)

Net cash used in financing activities	—	(88,052)

Net decrease in cash	(8,467,086)	(5,117,137)
Cash:
Beginning of period	13,230,717	9,764,810

End of period	$4,763,631	$4,647,673

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 27.2% of net assets: (j)
Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	$143,285	$347,220	1.1%
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées and sides dishes made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	150,000	150,000	0.5%
Chequed Holdings, LLC (e)(g)	2,195,763 Class P1 Units	11/18/10	4%	2,140,007	2,140,007	6.5%
Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	109,788 Class C1 Units			5,489	5,489

	Total Chequed			2,145,496	2,145,496

City Dining Cards, Inc. (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Consumer Product) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $77,833.	6/13/14	—	600,000	600,000	1.8%
GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.)	$1,000,000 secured note at 12% due January 31, 2020.	2/6/15	<1%	1,006,458	1,006,458	3.1%
Nashville, TN. Online resource of health education tools for classroom integration. (Software) www.healthteacher.com	Warrant for 47,324 Series C Preferred shares.			25	25

	Total GoNoodle			1,006,483	1,006,483

Mercantile Adjustment Bureau, LLC (g)	$1,099,039 subordinated secured note at 13% (3% for the period January 1 through December 31, 2015) due October 30, 2017. $150,000 subordinated debenture at 8% due June 30, 2018. (e) Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $95,528.	10/22/12	4%			4.0%
Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com

				1,078,194	1,078,194

				150,000	150,000

				97,625	97,625

	Total Mercantile			1,325,819	1,325,819

SocialFlow, Inc. (e)(g)	1,049,538 Series B preferred shares.	4/5/13	4%			6.3%
New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com				500,000	731,431
	1,204,819 Series B-1 preferred shares.			750,000	839,648

	717,772 Series C preferred			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,751,037	$8,933,066

Affiliate Investments – 53.2% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%			5.2%
				$985,000	$985,000

				125,000	125,000

				15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000

First Wave Products Group, LLC (e)(g)(n) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10%	4/19/12	7%			2.4%
	(Payment in Kind (PIK) through May 31, 2015) due December 31, 2016.
				658,342	501,374
	$280,000 junior term notes at 10% (PIK through May 31, 2015) due December 31, 2016.

				316,469	280,000
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			996,811	803,374

Genicon, Inc. (e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Manufacturing) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	10%	616,221	616,221	1.9%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest.	8/31/99	19%	400,000	100,000	0.3%
	8% cumulative dividend.
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares.	9/19/13	7%	600,002	600,002	2.1%
	$95,000 convertible promissory note at 8% due June 3, 2016.			95,000	95,000

	Total Intrinsiq			695,002	695,002

Knoa Software, Inc. (e)(g)	973,533 Series A-1 convertible preferred shares.	11/20/12	7%			2.6%
New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com				750,000	381,503
	1,876,922 Series B preferred shares.			479,155	490,752

				1,229,155	872,255

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	250,000	2.3%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000

	Total KnowledgeVision			750,001	750,001

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g)	1,554,568 Series Seed preferred shares.	1/9/08	13%	742,850	351,477	1.1%
Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com
Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%			5.7%
				1,891,964	1,891,964
	15% Class A common membership interest.			—	—

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g)	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers.
(Manufacturing) www.monarchmt.com
OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares.	12/31/14	7%	375,000	375,000	1.6%
	$150,000 subordinated convertible promissory note at 6% due January 24, 2017.

				150,000	150,000

	Total OnCore			525,000	525,000

Rheonix, Inc. (e)	9,676 common shares.	10/29/09	5%	—	11,000	8.9%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care) www.rheonix.com	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) 589,420 Series B preferred shares.			702,732	702,732

	Total Rheonix			2,802,731	2,938,731

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	6.8%
	274,299 Series A-1 preferred shares.			504,710	504,710
	117,371 Series B preferred shares.			250,000	250,000

	Total SciAps			2,254,710	2,254,710

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares.	8/18/14	11%	20,968	20,968	2.0%
	Warrant for 1,950,000 Series seed preferred shares.			629,032	629,032

	Total Statisfy			650,000	650,000

Teleservices Solutions Holdings, LLC (g)	250,000 Class B preferred units.	5/30/14	10%	250,000	0	3.8%
Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	1,000,000 Class C preferred units.			1,070,680	1,070,680
	80,000 Class D preferred units.			80,000	80,000
	104,198 Class E preferred units.			104,198	104,198

	Total Teleservices			1,504,878	1,254,878

Tilson Technology Management, Inc.(g)	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%
Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com
Other Affiliate Investments:
CrowdBouncer, Inc. (e)(g) (Software)	300,000 Series A preferred shares	1/22/14	15%	300,000	—	0%

Subtotal Affiliate Investments				$18,579,796	$17,564,802

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments – 29.9% of net assets (l)
Advantage 24/7 LLC (g)	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017.	6/28/04	31%	471,341	471,341	29.6%
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,096,341	9,771,341

Subtotal Control Investments				$1,195,841	$9,870,841

TOTAL INVESTMENTS – 110.3%				$28,526,674	$36,368,709

LIABILITIES IN EXCESS OF OTHER
ASSETS – (10.3%)					(3,406,127)

NET ASSETS – 100%					$32,962,582

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

a)	At September 30, 2015, restricted securities represented approximately 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2015, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of September 30, 2015, the total cost of investment securities was approximately $28.5 million. Net unrealized appreciation was approximately $7.8 million, which was comprised of $10.0 million of unrealized appreciation of investment securities and ($2.2) million related to unrealized depreciation of investment securities. At September 30, 2015, the aggregate gross unrealized gain for federal income tax purposes was $6.5 million and the aggregate gross unrealized loss for federal income tax purposes was ($1.8) million. The net unrealized gain for federal income tax purposes was $4.7 million based on a tax cost of $31.7 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Payment in kind represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest	$99,500	$—	$—	$99,500	$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%	622,800	—	(151,459)	471,341	60,756
	31.25 membership units.	9,300,000	—	—	9,300,000	1,370,306

	Total Gemcor	9,922,800	—	(151,459)	9,771,341	1,431,062

	Total Control Investments	$10,022,300	$—	($151,459)	$9,870,841	$1,431,062

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	$985,000	$—	$—	$985,000	$72,397
	$250,000 subordinated promissory note at 14%	125,000	—	—	125,000	13,125
	6.0825% Class A common membership interest.	600,000	—	—	600,000	81,808

	Total Carolina Skiff	1,710,000	—	—	1,710,000	167,330

Chequed.com, Inc.	408,476 Series A preferred shares.	1,383,222	—	(1,383,222)	—	—
	$250,000 convertible promissory note at 8%	250,000	—	(250,000)	—	11,507

	Total Chequed	1,633,222	—	(1,633,222)	—	11,507

CrowdBouncer, Inc.	300,000 Series A preferred shares.	—	—	—	—	—
First Wave Products	$500,000 senior term notes at 10%	637,992	20,350	(156,968)	501,374	21,100
Group, LLC	$280,000 junior term notes at 10%	308,687	7,782	(36,469)	280,000	8,282
	Warrant for 41,619 capital securities.	22,000	—	—	22,000	—

	Total First Wave	968,679	28,132	(193,437)	803,374	29,382

Genicon, Inc.	1,586,902 Series B preferred shares.	—	1,000,000	—	1,000,000	—
GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	—	616,221	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares.	600,002	—	—	600,002	—
	$95,000 convertible promissory note at 8%	—	95,000	—	95,000	2,436

	Total Intrinsiq	600,002	95,000	—	695,002	2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	381,503	—	—	381,503	—
	1,876,922 Series B preferred shares.	490,752	—	—	490,752	—

		872,255	—	—	872,255	—

KnowledgeVision	200,000 Series A-1 preferred shares.	250,000	—	—	250,000	—
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—
	129,033 Series A-3 preferred shares.	—	165,001	—	165,001	—
	Warrant for 46,743 Series A-3 shares.	—	35,000	—	35,000	—

	Total Knowledge Vision	550,000	200,001	—	750,001	—

Mezmeriz, Inc.	1,554,568 Series seed preferred shares	—	351,477	—	351,477	—
	$200,000 convertible notes at 8%	200,000	—	(200,000)	—	—

	Total Mezmeriz	200,000	351,477	(200,000)	351,477	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%	1,891,964	—	—	1,891,964	156,087
	15% Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,964	—	—	1,891,964	156,087

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	29,409
OnCore Golf	150,000 Series AA preferred shares.	—	375,000	—	375,000	—
Technology, Inc.	$150,000 subordinated convertible promissory note at 6%	—	150,000	—	150,000	1,676

	Total OnCore	—	525,000	—	525,000	1,676

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—
	589,420 Series B preferred shares	—	702,732	—	702,732	—
	$680,475.29 convertible promissory notes at 8%	—	702,732	(702,732)	—	22,258

	Total Rheonix	2,235,999	1,405,464	(702,732)	2,938,731	22,258

SciAps, Inc.	187,500 Series A preferred shares.	1,500,000	—	—	1,500,000	—
	274,299 Series A-1 preferred shares	—	504,710	—	504,710	4,711
	117,371 Series B preferred shares	—	250,000	—	250,000	—

	Total SciAps	1,500,000	754,710	—	2,254,710	4,711

SOMS Technologies, LLC Statisfy, Inc.	5,959,490 Series B membership interests.	528,348	—	—	528,348	4,355
	65,000 Series seed preferred shares	—	20,968	—	20,968	—
	Warrant for 1,950,000 Series seed preferred shares.	—	629,032	—	629,032	—

	Total Statisfy	—	650,000	—	650,000	—

Teleservices Solutions Holdings, LLC	250,000 Class B shares.	250,000	—	(250,000)	0	—
	1,000,000 Class C shares	1,070,680	—	—	1,070,680	—
	80,000 Class D preferred units	80,000	—	—	80,000	—
	104,198 Class E preferred units	—	104,198	—	104,198	—

	Total Teleservices	1,400,680	104,198	(250,000)	1,254,878	—

Tilson Technology Management, Inc.	12 Series B preferred shares	—	600,000	—	600,000	10,667

	Total Affiliate Investments	$14,617,378	$5,926,815	($2,979,391)	$17,564,802	$439,818

	Total Control and Affiliate Investments	$24,639,678	$5,926,815	($3,130,850)	$27,435,643	$1,870,880

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of a another category.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2015 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2015
Manufacturing	45.4%
Software	22.3%
Healthcare	10.7%
Consumer Product	9.4%
Contact Center	7.1%
Oil and Gas	2.2%
Professional Services	1.6%
Electronics	1.0%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 17.5% of net assets (j)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Crashmob, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	—	600,000	600,000	1.9%
Kinex Pharmaceuticals, Inc. (e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.8%
Mercantile Adjustment Bureau, LLC (e)(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017.	10/22/12	4%	1,070,697	1,070,697	4.1%
	$150,000 subordinated debenture at 8% due June 30, 2018.			150,000	150,000
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			97,625	97,625

	(i) Interest receivable $79,025.
	Total Mercantile			1,318,322	1,318,322

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	80,000 Series AA preferred shares.	12/31/14	4%	200,000	200,000	0.6%
SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	3.9%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Synacor, Inc. NASDAQ: SYNC (e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	301,582 unrestricted common shares valued at $2.01 per share.	11/18/02	1%	385,680	606,000	1.9%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Software) (e)	Common Stock	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$5,677,241	$5,665,698

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 45.2% of net assets (k)
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%.	1/30/04	7%	$985,000 125,000	$985,000 125,000	5.3%
	$250,000 subordinated promissory note at 14% due December 31, 2016.
	6.0825% Class A common
	membership interest.			15,000	600,000

	Total Carolina Skiff			1,125,000	1,710,000

Chequed.com, Inc. (e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares.	11/18/10	16%	1,383,222	1,383,222	5.0%
	$250,000 convertible promissory note at 8% due December 31, 2015			250,000	250,000

	Total Chequed.com			1,633,222	1,633,222

CrowdBouncer, Inc. (e)(g) Buffalo, NY. JOBS Act compliance for broker-dealers and crowdfunding portals. (Software) www.crowdbouncer.com	300,000 Series A preferred shares.	1/22/14	15%	300,000	—	0.0%
First Wave Products Group, LLC (e)(g)(p) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% (Payment in Kind (PIK) through May 31, 2015) due December 31, 2016. $280,000 junior term notes at 10%	4/19/12	7%	637,992	637,992	3.0%
	(PIK through May 31, 2015) due December 31, 2016.			308,687	308,687
	Warrant for 41,619 capital securities.			22,000	22,000

	Total First Wave			968,679	968,679

GiveGab, Inc. (e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	7%	403,388	403,388	1.2%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares.	9/19/13	7%	600,002	600,002	1.9%
Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	2.7%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	11/13/13	5%	550,000	550,000	1.7%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	360,526 Series A preferred shares.	1/9/08	8%	391,373	0	0.6%
	$200,000 convertible notes at 8% due December 31, 2014.			200,000	200,000

	Total Mezmeriz			591,373	200,000

Microcision LLC (g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing). www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,964	1,891,964	5.8%
	15% Class A common membership interest.			—	—

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Rheonix, Inc. (e)(g) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care)	9,676 common shares.	10/29/09	5%	—	11,000	6.9%
www.rheonix.com	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000

	Total Rheonix			2,099,999	2,235,999

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	4.6%
SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC (g) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	9%	250,000	250,000	4.3%
	1,000,000 Class C preferred units.			1,070,680	1,070,680
	80,000 Class D preferred units.			80,000	80,000

	Total Teleservices			1,400,680	1,400,680

Subtotal Affiliate Investments				$15,188,935	$14,617,378

Control Investments – 31.0% of net assets (l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017.	6/28/04	31%	$622,800	$622,800	30.7%
	31.25 membership units.			625,000	9,300,000

	Total Gemcor			1,247,800	9,922,800

Subtotal Control Investments				$1,347,300	$10,022,300

TOTAL INVESTMENTS – 93.7%				$22,213,476	$30,305,376

OTHER ASSETS IN EXCESS OF LIABILITIES – 6.3%					2,048,065

NET ASSETS – 100%					$32,353,441

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

For the Nine Months Ended September 30, 2015 and 2014

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

We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and then Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion, that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	2015 Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2014

Form 10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2015 and March 31, 2015

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

After reviewing each of our portfolio companies’ performance and the circumstances surrounding each investment, the Corporation ceased accruing interest income on First Wave Products Group, LLC in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $13,667 and $8,550 for the nine months ended September 30, 2015 and 2014, respectively. The board fees were $8,000 and $12,000 for the nine months ended September 30, 2015 and 2014, respectively.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation simultaneously purchases a warrant and a note or debt instrument from a portfolio company, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $11,619 in OID income for each of the nine months ended September 30, 2015 and 2014. OID income is estimated to be approximately $3,900 for the remainder of 2015, $12,000 for 2016 and $8,000 for 2017.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are included in other assets, are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid. Amortization expense for the nine months ended September 30, 2015 and 2014 was $20,550 and $18,265, respectively. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at September 30, 2015 and December 31, 2014 with a weighted average interest rate of 3.54% as of September 30, 2015. The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information - Income taxes paid, net of refunds, during the nine months ended September 30, 2015 and 2014 was $2,347,317 and $1,513,491, respectively. Interest paid during the nine months ended September 30, 2015 and 2014 was $269,066 and $220,667, respectively. The Corporation converted $69,710 and $116,962 of interest receivable into investments during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014, there was an exchange of membership interest for common stock in the amount of $143,285.

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

Stockholders’ Equity (Net Assets) - At September 30, 2015 and December 31, 2014, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 22, 2015, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 22, 2016 at prices no greater than the Corporation’s then current net asset value. No shares were repurchased during the nine months ended September 30, 2015 and the total treasury shares held was 534,496 shares with a total cost of $1,447,491 at September 30, 2015. Therefore, at September 30, 2015, the Corporation had authorization to purchase up to an additional 465,504 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2015, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2015 and September 30, 2014, respectively. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the nine months ended September 30, 2015. During the year ended December 31, 2013, the Corporation approved and accrued $887,244 under the Plan, of which $833,960 was paid during the nine months ended September 30, 2014.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the nine months ended September 30, 2015 or 2014.

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

At September 30, 2015, Gemcor II, LLC (Gemcor), Rheonix, Inc. (Rheonix), SciAps, Inc. (Sciaps), Chequed Holdings, LLC (Chequed) and Social Flow, Inc. (Social Flow) represented 27%, 8%, 6%, 6% and 6%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value.

•	The loan and debt securities may also be valued at an amount other than the price the security would command in order to provide a yield to maturity equivalent to the current yield of similar debt securities. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

•	Equity securities may be valued using the “market approach” or “income approach.” The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net increase (decrease) in unrealized appreciation on investments.”

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

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

•	Financial information obtained from each portfolio company, including unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or recent fund raising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by the Corporation’s management to assess valuation.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2015:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model Stock Pricing & Volatility	Face Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$—	$5,850,789	$97,625	$—	$5,948,414

Non-Control/Non-Affiliate Debt	—	—	—	—	—	2,984,652	2,984,652

Total Non-Control/Non-Affiliate	$—	$—	$—	$5,850,789	$97,625	$2,984,652	$8,933,066

Affiliate Equity	$1,585,000	$22,841	$100,000	$12,791,623	$22,000	$—	$14,521,464

Affiliate Debt	—	—	—	—	—	3,043,338	3,043,338

Total Affiliate	$1,585,000	$22,841	$100,000	$12,791,623	$22,000	$3,043,338	$17,564,802

Control Equity	$9,399,500	$—	$—	$—	$—	$—	$9,399,500

Control Debt	—	—	—	—	—	471,341	471,341

Total Control	$9,399,500	$—	$—	$—	$—	$471,341	$9,870,841

Total Level 3 Investments	$10,984,500	$22,841	$100,000	$18,642,412	$119,625	$6,499,331	$36,368,709

Range	1X-5X	1X	1X	Not Applicable	$1.13	Not Applicable
Weighted Average	5X	1X	1X	Not Applicable	$1.13	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at September 30, 2015:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$471,341	$—	$—	$471,341
Debt investments	6,027,990	—	—	6,027,990
Equity investments	29,869,378	—	—	29,869,378

Total	$36,368,709	$—	$—	$36,368,709

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2014:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$622,801	$—	$—	$622,801
Debt investments	5,384,339	—	—	5,384,339
Equity investments	24,298,236	606,000	—	23,692,236

Total	$30,305,376	$606,000	$0	$29,699,376

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Unrealized Gains or Losses included in net change in net assets from operations
First Wave Products Group, LLC (First Wave)	—	(193,436)	—	(193,436)
Athenex, Inc. (Athenex)	—	—	92,592	92,592
SocialFlow, Inc. (Social Flow)	—	—	321,300	321,300
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(250,000)	(250,000)

Total Unrealized Gains and Losses	—	(193,436)	163,892	(29,544)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	(250,000)	(1,383,222)	(1,633,222)
Chequed Holdings, LLC (Chequed Holdings)	—	—	2,145,496	2,145,496
City Dining Cards, Inc. (City Dining)	—	—	500,000	500,000
First Wave	—	28,132	—	28,132
Genicon, Inc. (Genicon)	—	—	1,000,000	1,000,000
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
GoNoodle, Inc. (GoNoodle)	—	1,006,458	25	1,006,483
Intrinsiq Material, Inc. (Intrisiq)	—	95,000	—	95,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	7,497	—	7,497
Mezmeriz, Inc. (Mezmeriz)	—	(200,000)	351,477	151,477
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	175,000	325,000
Rheonix, Inc. (Rheonix)	—	—	702,732	702,732
SciAps, Inc. (Sciaps)	—	—	754,710	754,710
Social Flow	—	—	500,000	500,000
Statisfy, Inc.(Statisfy)	—	—	150,000	150,000
Teleservices	—	—	104,198	104,198
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	837,087	6,013,250	6,850,337
Repayments of Securities
Gemcor II, LLC (Gemcor)	(151,460)	—	—	(151,460)

Total Repayments of Securities	(151,460)	—	—	(151,460)
Transfers within Level 3	—	—	—	—

Ending Balance, September 30, 2015, of Level 3 Assets	$471,341	$6,027,990	$29,869,378	$36,368,709

Change in unrealized appreciation on investments for the period included in changes in net assets				($29,544)
Net realized (losses) on investments for the period included in changes in net assets				$—

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053
Realized Losses included in net change in net assets from operations
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(476,334)	(476,334)
QuaDPharma, LLC (Quadpharma)	—	—	160,634	160,634

Total Realized Losses	—	(778,253)	(315,700)	(1,093,953)

Unrealized Gains or Losses included in net change in net assets from operations
BinOptics Corporation (Binoptics)	—	—	1,200,001	1,200,001
Emerging Med	—	778,253	—	778,253
Kinex Pharmaceuticals, Inc. (Kinex)	—	—	111,343	111,343
Knoa Software, Inc. (Knoa)	—	—	(356,900)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)
NDT Acquisitions, LLC (NDT)	—	—	5,336	5,336

Total Unrealized Gains and Losses	—	778,253	568,407	1,346,660
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	—	350,000	350,000
Crashmob, Inc. (Crashmob)	—	—	250,000	250,000
CrowdBouncer, LLC (Crowdbouncer)	—	—	270,000	270,000
Empire Genomics, LLC (Empire Genomics)	—	600,000	—	600,000
First Wave Products Group, LLC (First Wave)	—	145,985	—	145,985
GiveGab, Inc. (Give Gab)	—	—	153,388	153,388
Kinex	—	—	143,285	143,285
Knoa	—	—	479,155	479,155
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	300,000	300,000
Liazon	—	—	476,334	476,334
Mercantile Adjustment Bureau, LLC (Mercantile)	—	163,580	47,625	211,205
Quadpharma	—	—	(143,285)	(143,285)
SciAps, Inc. (Sciaps)	—	—	500,000	500,000
SocialFlow, Inc. (Social Flow)	—	—	750,000	750,000
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	—	—	1,250,000	1,250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	909,565	4,826,502	5,736,067
Repayments of Securities
Carolina Skiff LLC (Carolina Skiff)	—	(125,000)	—	(125,000)
Gemcor II, LLC (Gemcor)	(230,016)	—	—	(230,016)
Quadpharma	(556,285)	—	(367,349)	(923,634)
NDT	—	—	(5,336)	(5,336)

Total Repayments of Securities	(786,301)	(125,000)	(372,685)	(1,283,986)
Transfers within Level 3	—	—	—	—

Ending Balance, September 30, 2014, of Level 3 Assets	$680,303	$4,956,982	$26,361,556	$31,998,841

Change in unrealized appreciation on investments for the period included in changes in net assets				$1,346,660
Net realized (losses) on investments for the period included in changes in net assets				($1,093,953)

NOTE 4. - OTHER ASSETS

At September 30, 2015 and December 31, 2014 other assets was comprised of the following:

	September 30, 2015	December 31, 2014
Escrow receivable from BinOptics Corporation	$1,510,248	$1,510,248
Deferred debenture costs, net	206,477	227,027
Prepaid expenses	39,566	—
Equipment (net)	11,822	14,558
Operating receivables	207	2,027
Dividend receivable	—	37,978
Escrow receivable from Ultra-Scan	—	32,962

Total other assets	$1,768,320	$1,824,800

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released during 2016. During 2013, the Corporation sold its investment in Ultra-Scan Corporation (Ultra-Scan) and a portion of the sales proceeds were held in escrow and released in 2014 with the remainder released in the first quarter of 2015.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of September 30, 2015.

Note 6. UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with Rule 4-08(g) of Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, certain comparative financial information is presented below.

	For the nine month periods ended (Unaudited)
	September 30, 2015 (in thousands)	September 30, 2014 (in thousands)
Income Statement:
Net sales	$27,852	$20,164
Gross profit	6,372	4,664
Net income	4,583	2,801

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	Nine months ended September 30, 2015 (Unaudited)	Year ended December 31, 2014
Income from investment operations (1):
Investment income	$0.33	$0.40
Operating expenses	0.19	0.39

Investment income before income taxes	0.14	0.01
Income tax expense	0.04	0.01

Net investment income	0.10	0.00
Purchase of treasury stock (2)	0.00	0.02
Net realized and unrealized gain on investments	0.00	0.71

Increase in net asset value	0.10	0.73
Net asset value, beginning of period	5.11	4.38

Net asset value, end of period	$5.21	$5.11

Per share market price, end of period	$3.83	$4.09

Total return based on market value	(6.36%)	33.2%
Total return based on net asset value	1.88%	15.26%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	3.74%	8.27%
Ratio of operating expenses including income taxes to average net assets	4.54%	16.28%
Ratio of net investment income to average net assets	1.82%	0.07%
Portfolio turnover	20.6%	21.5%
Net assets, end of period	$32,962,582	$32,353,441
Weighted shares outstanding, end of period	6,328,538	6,391,175

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.
(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

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

Outlook

At the end of the third quarter of 2015, we had approximately $4.8 million in cash on hand available for future investments. We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while still reinvesting in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We believe that economic conditions in the United States are relatively stable, and we expect that well run businesses should be able to compete effectively given the low cost of capital, strengthening business and consumer spending, and eager reception of new technologies and service concepts.

•	Given our access to capital we are able to invest increasing amounts in companies, which will provide us with an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing alongside other investors, when possible.

•	We seek to be actively involved with the management and governance of our portfolio companies, which enables us to support their operating and marketing efforts and to facilitate their growth.

•	As our portfolio continues to expand, our operating expenses will decline as a percentage of net asset value.

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

Financial Condition

Overview:	9/30/15	12/31/14	(Decrease) Increase	% (Decrease) Increase
Total assets	$43,161,106	$45,525,987	($2,364,881)	(5.2%)
Total liabilities	10,198,524	13,172,546	(2,974,022)	(22.6%)

Net assets	$32,962,582	$32,353,441	$609,141	1.9%

Net asset value per share (NAV) was $5.21 at September 30, 2015 and $5.11 at December 31, 2014.

Our outstanding SBA debentures at September 30, 2015 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 14% of net assets at September 30, 2015 as compared to 41% at December 31, 2014.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	9/30/15	12/31/14	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$28,526,674	$22,213,476	$6,313,198	28.4%
Unrealized appreciation, net	7,842,035	8,091,900	(249,865)	(3.1%)

Investments at fair value	$36,368,709	$30,305,376	$6,063,333	20.0%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 110% of net assets at September 30, 2015 versus 94% of net assets at December 31, 2014.

The change in investments during the nine months ended September 30, 2015, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
GoNoodle, Inc. (GoNoodle) (formerly HealthTeacher, Inc.)	$1,000,025
Genicon, Inc. (Genicon)	1,000,000
SciAps, Inc. (SciAps)	749,999
Rheonix, Inc. (Rheonix)	680,475
Tilson Technology Management, Inc. (Tilson)	600,000
Chequed Holdings, LLC (Chequed Holdings)	500,000
City Dining Cards, Inc. (City Dining)	500,000
SocialFlow, Inc. (Social Flow)	500,000
OnCore Golf Technology, Inc. (Oncore Golf)	325,000
GiveGab, Inc. (Give Gab)	212,833
Knowledge Vision Systems Inc. (Knowledge Vision)	200,001
Mezmeriz, Inc. (Mezmeriz)	151,477
Statisfy, Inc. (Statisfy) (formerly CrashMob, Inc.)	150,000
Teleservices Solutions Holdings, LLC (Teleservices)	104,198
Intrinsiq Materials, Inc. (Intrisiq)	95,000

Total of new investments	6,769,008
Other changes to investments:
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	28,132
Rheonix interest conversion	22,257
Chequed.com, Inc. (Chequed) interest conversion	12,274
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	7,497
GoNoodle interest conversion	6,458
SciAps interest conversion	4,711

Total of other changes to investments	81,329
Investments repaid, sold or liquidated
Gemcor II, LLC (Gemcor) repayment	(151,460)
Synacor, Inc. (Synacor) shares sold	(385,680)

Total investments repaid, sold or liquidated	(537,140)

Net change in investments, at cost	$6,313,197

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

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	September 30, 2015	September 30, 2014	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$549,619	$600,825	($51,206)	(8.5%)
Interest from other investments	18,719	10,523	8,196	77.9%
Dividend and other investment income	1,488,545	1,126,957	361,588	32.1%
Fee income	21,667	20,550	1,117	5.4%

Total investment income	$2,078,550	$1,758,855	$319,695	18.2%

Interest from portfolio companies – Interest income from portfolio companies decreased during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 due to decreases in the principal balances on loan and debt investments with Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively.

After reviewing its performance and the circumstances surrounding our investment, we ceased accruing interest income on First Wave Products Group, LLC (First Wave) during 2015.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the nine months ended September 30, 2015 versus the same period in 2014.

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

Dividend income for the nine months ended September 30, 2015 consisted of distributions from Gemcor for $1,364,306, Carolina Skiff for $81,808, New Monarch Machine Tool LLC (Monarch) for $27,409, Tilson Technology Management, Inc. (Tilson) for $10,667 and SOMS Technologies, LLC (SOMS) for $4,355. Dividend income for the nine months ended September 30, 2014 consisted of distributions from Gemcor for $993,998, New Monarch for $45,682, Carolina Skiff for $44,383, Advantage 24/7 LLC (Advantage 24/7) for $37,695, Somerset Gas Transmission Company, LLC (Somerset Gas) for $2,531 and NDT Acquisitions, LLC (NDT) for $2,668.

Fee income - Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income from portfolio company board attendance fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $13,667 and $8,550 for the nine months ended September 30, 2015 and 2014, respectively. The income from board fees was $8,000 and $12,000 for the nine months ended September 30, 2015 and 2014, respectively.

Operating Expenses

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	September 30, 2015	September 30, 2014	Increase	% Increase
Total operating expenses	$1,221,995	$1,087,895	$134,100	12.3%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The 12.3% or approximately $134,000 increase in total operating expenses for the nine months ended September 30, 2015 as compared to the same nine month period in 2014 is due to an increase in interest expense and bonus and profit sharing expense. Interest expense on our SBA borrowings increased due to higher outstanding debt balances during the first nine months of 2015 versus the same period in 2014. The increase in our bonus and profit sharing expense of $45,635 is due to a reduction in the Liazon Corporation escrow receivable amount during the nine months ended September 30, 2014 to reflect the amount actually received from escrow in the second quarter of 2014. There was no such adjustment during the nine months ended September 30, 2015.

Realized Gains and Losses on Investments

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	September 30, 2015	September 30, 2014	Increase
Realized gain (loss) on investments before income taxes	$262,925	($1,064,558)	$1,327,483

During the nine months ended September 30, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of September 30, 2015, we do not own any shares of Synacor.

During the nine months ended September 30, 2014, we recognized a realized loss of $778,253 on our investment in Emerging Med.com when it was sold during January 2014. We did not receive any proceeds from the sale. We also recognized a loss of $476,334 due to an adjustment to the Liazon Corporation escrow receivable during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Corporation recognized a realized gain of $29,395 on the sale of 25,000 shares of Synacor, Inc. (Synacor). We owned 403,643 shares of Synacor at September 30, 2014.

QuaDPharma, LLC (Quadpharma) was purchased by Athenex, Inc. (formerly Kinex Pharmaceuticals, Inc.) during the third quarter of 2014, and we received $923,634 in net proceeds for our debt and equity. The realized gain from the sale of $160,634 included $14,737 that was held in escrow and received in 2015. As part of the sale, we also received 11,574 common shares of Athenex that had a fair value at the time of receipt of $254,628.

Change in Unrealized Appreciation of Investments

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	September 30, 2015	September 30, 2014	Decrease
Change in unrealized appreciation before income taxes	($249,864)	$1,076,410	($1,326,274)

The decrease in unrealized appreciation before income taxes for the nine months ended September 30, 2015 was comprised of the following:

September 30, 2015
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	$92,592
First Wave Products Group, LLC (First Wave)	(193,436)
SocialFlow, Inc. (SocialFlow)	321,300
Synacor, Inc. (Synacor) reclass to a realized gain	(220,320)
Teleservices Solutions Holdings, LLC (Teleservices)	(250,000)

Total change in net unrealized appreciation of investments before income taxes during the nine months ended September 30, 2015	($249,864)

In accordance with our valuation policy, we increased the value of our holdings in Athenex and Social Flow based on significant equity financings for each made during 2015 by new non-strategic outside investors at a higher valuation for each than their prior financing round valuation.

The First Wave investment was revalued after our management reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

We sold our remaining shares of Synacor during the nine months ended September 30, 2015.

The Teleservices investment was revalued during the nine months ended September 30, 2015 after our management reviewed the portfolio company and determined that the business had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The increase in unrealized appreciation for the nine months ended September 30, 2014 was comprised of the following:

September 30, 2014
BinOptics Corporation (BinOptics)	$1,200,001
Reclass EmergingMed.com, Inc. (Emerging Med) to a realized loss	778,253
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	111,343
NDT Acquisitions, LLC (NDT)	5,336
Synacor, Inc. (Synacor)	(270,250)
Mezmeriz, Inc. (Mezmeriz)	(391,373)
Knoa Software, Inc. (Knoa)	(356,900)

Total change in net unrealized appreciation during the nine months ended September 30, 2014	$1,076,410

The fair value of BinOptics was increased in accordance with ASC 820 due to an overall improvement in the revenues and financial performance of the company.

The Emerging Med investment was written off during the nine months ended September 30, 2014, after the company was sold and we did not receive any proceeds.

The NDT investment value was adjusted for royalties received.

The shares of Athenex were received as part of the purchase of Quadpharma by Athenex. The proceeds from this sale included cash and stock. We valued the stock based on a 2014 financing by Athenex.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 403,643 shares of Synacor at a three day average bid price of $1.86 as of September 30, 2014.

The Mezmeriz investment was revalued during the nine months ended September 30, 2014 after our management reviewed the portfolio company and its financials and determined that the business of this portfolio company had deteriorated since the time of the original funding. The portfolio company remains in operation and is developing new business strategies.

The valuation of Knoa was decreased during the second quarter of 2014 to value our equity holdings at the price of the most recent insider round of financing.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the net increase in net assets from operations was $609,141 and $573,605, respectively.

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

As of September 30, 2015, our total liquidity was approximately $4.8 million in cash.

Management expects that the cash on hand at September 30, 2015, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs through the next twelve months. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net increase (decrease) in unrealized appreciation on investments.”

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

As of September 30, 2015, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2015 – 7/31/2015	—	—	—	465,504
8/1/2015 – 8/31/2015	—	—	—	465,504
9/1/2015 –9/30/2015	—	—	—	465,504

(1)	There were no shares repurchased during the third quarter of 2015.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 22, 2015, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 22, 2016.

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

Dated: November 3, 2015

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer