Form 10-K
period 2015-12-31
RAND CAPITAL CORP
filed 2016-03-10
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $22,348,173 based upon the closing price as reported on the NASDAQ Capital Market on such date.

As of March 4, 2016, there were 6,328,538 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.    Business

Overview of Our Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. Throughout our history, our principal business has been to make venture capital investments in early or expansion stage companies, typically in New York and its surrounding states. We are now seeking investments in a broader geographic area, in accordance with our strategic growth plan. We look for companies with strong leadership that are bringing to market new or unique products, technologies or services and have a high potential for growth. We invest in a mixture of debt and equity instruments, with a focus on equity investments to drive capital appreciation. The debt securities typically have an equity component in the form of warrants or options to acquire stock or the right to convert the debt securities into stock. Our wholly-owned subsidiary, Rand Capital SBIC, Inc. (Rand SBIC) has been our primary investment vehicle since its formation and we expect to continue this practice.

Our Investment Objectives and Strategy

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to partially offset expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and typically do not generate current income in the form of dividends or interest.

Typically, our investment strategy is to partner with other investors and invest in small companies that either have a new product, service or technology they are trying to commercialize or are working to accelerate their rate of growth. We define small companies as businesses that may not yet be generating revenue up to companies with $20 million in revenue.

We have historically made initial investments of $500,000 to $1,000,000 directly in a company through equity or in debt or loan instruments and frequently provide follow-on investments during our investment tenure. We are now considering larger cumulative investments to drive our growth, within the U.S. Small Business Administration (“SBA”) regulations that limit our total investment in one company to $3.0 million. The debt instruments generally have a maturity of not more than five years and usually are convertible or have detachable equity warrants. Interest is either paid currently or deferred. We fund new investments and operating expenses through existing cash balances, proceeds from investment exits, and interest and principal payments from our portfolio companies.

Our Investment Process

Our primary business is making subordinated debt and equity investments in small and medium-sized companies that meet some or all of the following criteria:

1) a qualified and experienced management team;

2) a new or unique product or service; and

3) high potential for growth in revenue and cash flow;

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

Disposition of Investments

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through an outright sale or merger of the company. We anticipate our debt investments will be repaid with interest and hope to realize further appreciation from the warrants or other equity type instruments we receive in connection with the investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Composition of the Investment Portfolio.”

Competition

We compete for investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks. We believe we are able to compete with these entities primarily on the basis of our referral network, management’s experience, our responsive, quick and efficient investment analysis and decision-making process, the investment terms we offer, and our willingness to make smaller investments.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

As of December 31, 2015, we had four employees, unchanged from 2014.

Organization and History

We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business — Regulation, Regulation as a Business Development Company.

We make the majority of our venture capital investments through Rand SBIC, which operates as a small business investment company (“SBIC”) and has been licensed by the SBA since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation in 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and Rand SBIC then filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

We operate as an internally managed investment company whereby our officers and employees conduct our business under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2015, we were in compliance with this rule.

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

We have complied with this requirement since the inception of Rand SBIC.

The Rand SBIC subsidiary is subject to regulation and oversight by the SBA. Receipt of an SBIC license does not assure that Rand SBIC will receive future SBA guaranteed debenture funding, which is dependent upon it continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to Rand SBIC’s assets over our shareholders in the event we liquidate Rand SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Rand SBIC upon an event of default.

Rand SBIC may invest directly in the equity of portfolio companies, but may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. Rand SBIC may acquire options or warrants in portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions. Pursuant to SBA regulations, the maximum cash which may be invested in any one portfolio company by Rand SBIC is currently $3.0 million.

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

At December 31, 2015, we had $8,000,000 in outstanding SBA debenture instruments.

Item 1A.    Risk Factors

Economic downturns or recessions may adversely affect our portfolio companies’ financial performance and therefore harm our operating results

The United States economy has periodically experienced periods of instability and recessions and the financial results of the small to medium-sized companies in which we invest could be negatively affected by this instability and suffer deterioration in their financial results. This deterioration may have a negative effect on our financial performance.

Investing in our shares may be inappropriate for an investor’s risk tolerance

Our venture capital investments, in accordance with our investment objective and principal strategies, result in a greater than average amount of risk and volatility and may result in loss of principal. Our investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for investors for whom such risk is inappropriate. Neither our investments nor an investment in our shares constitutes a balanced investment program.

We are subject to risks created by the valuation of our portfolio investments

At December 31, 2015, 100% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we invest. Investments are valued in accordance with our established valuation policy and are stated at fair value as determined in good faith by management and approved by our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net increase (decrease) in unrealized appreciation on investments.”

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

We typically are minority shareholders in companies

We typically invest as a minority shareholder in our portfolio companies. As a minority shareholder we are unable to require the company to seek or entertain liquidity events as a way to exit our investments. This may cause us to hold investments longer than planned or to seek a sale that may not reflect the full value of our investment.

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

We are subject to risks created by borrowing funds from the SBA

Our liabilities may include large amounts of debt instruments issued through the SBA which have fixed interest rates. Until and unless we are able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, our operating results may be adversely affected which may, in turn, depress the market price of our common stock.

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

We are dependent upon key management personnel for future success

We are dependent on the skill, diligence, and the network of business contacts of our two senior officers, Allen F. Grum and Daniel P. Penberthy, for the selection, structuring, closing, monitoring and valuation of our investments. Our future success depends, to a significant extent, on the continued employment of these two officers and their departure could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance on these officers.

We have a limited number of companies in our portfolio of investments, and may be subjected to greater risk if any of these companies default

Our portfolio investment values are concentrated in a small number of companies and as such, we may experience a significant loss in our net asset value if one or more of these companies perform poorly or go out of business. The unrealized or realized depreciation in the value of the securities of any one of these companies would negatively impact our net asset value.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We currently lease office space in Buffalo, New York for our corporate headquarters. We believe that these leased facilities are adequate to support our current staff and expected future needs.

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

Our common stock (“Common Stock”) is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2015 Quarter ended:	High	Low
March 31	$4.20	$3.83
June 30	$4.01	$3.73
September 30	$4.15	$3.77
December 31	$4.03	$3.58

2014 Quarter ended:	High	Low
March 31	$3.56	$3.00
June 30	$3.51	$3.11
September 30	$3.24	$2.99
December 31	$4.12	$3.04

We have not paid any cash dividends in the two most recent fiscal years, and have no present intention of paying cash dividends in the upcoming fiscal year.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan(3)	Maximum number of shares that may yet be purchased under the share repurchase plan(3)
10/1 – 10/31/2015	—	—	—	465,504
11/1 – 11/30/2015	—	—	—	465,504
12/1 – 12/31/2015	—	—	—	465,504

(1)	There were no shares repurchased during the fourth quarter of 2015.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)	On October 22, 2015, the Board of Directors authorized the repurchase of up to 1,000,000 shares of Common Stock on the open market at prices no greater than the then current net asset value through October 22, 2016.

Shareholders of Record

On March 4, 2016 we had a total of 780 shareholders, which included 93 record holders of our Common Stock, and an estimated 687 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Corporation Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our Common Stock, the NASDAQ Market Index, and our Peer Group, assuming a base index of $100 at the end of 2010. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend investment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2015

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDED

Company/Index/Market	2010	2011	2012	2013	2014	2015
Rand Capital Corporation	$100.00	$95.98	$72.45	$95.05	$126.63	$116.72
NASDAQ Market Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Peer Group Index	$100.00	$79.20	$97.14	$131.08	$130.23	$69.25

The Peer Group was comprised of the following companies:

Capital Southwest Corporation (NasdaqGS: CSWC)

First Hand Technology Value Fund, Inc. (NasdaqGS:SVVC)

GSV Capital Corp. (NasdaqCM:GSVC)

Harris & Harris Group, Inc. (NasdaqGM:TINY)

We selected the Peer Group because it is our belief that the four issuers in the group have investment objectives that are similar to ours, and among the publicly traded companies, they are relatively similar in size to us.

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

Item 6.    Selected Financial Data

The following table provides selected consolidated financial data for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the consolidated financial statements and related notes appearing within Item 8 this Annual Report.

Balance Sheet Data as of December 31:

	2015	2014	2013	2012	2011
Total assets	$44,761,687	$45,525,987	$39,750,370	$34,252,413	$31,331,957
Total liabilities	$10,908,027	$13,172,546	$11,681,038	$8,470,113	$6,932,836
Net assets	$33,853,660	$32,353,441	$28,069,332	$25,782,300	$24,399,121
Net asset value per outstanding share	$5.35	$5.11	$4.38	$3.90	$3.58
Shares of common stock outstanding	6,328,538	6,328,538	6,411,918	6,610,236	6,818,934

Operating Data for the years ended December 31:

	2015	2014	2013	2012	2011
Investment income	$2,824,337	$2,584,475	$2,451,036	$2,604,621	$1,292,352
Total expenses	$1,817,279	$2,499,297	$2,359,252	$1,795,600	$1,661,674
Net investment gain (loss), net of tax	$842,902	$21,835	$154,478	$686,061	$(81,738)
Net realized (loss) gain on sales and dispositions of investments, net of tax	($27,973)	$4,767,484	$4,374,354	$831,139	$(1,515,885)
Net increase (decrease) in unrealized appreciation on investments, net of tax	$685,290	$(247,838)	$(1,655,475)	$422,567	$2,945,926
Net increase (decrease) in net assets from operations	$1,500,219	$4,541,481	$2,873,357	$1,939,767	$1,348,303

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,”

“intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A. of this Annual Report.

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

Overview

We are an internally managed venture capital investment company that lends to and invests in small and medium-sized companies primarily in connection with loans or investments made concurrently by other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. We anticipate that most, if not all, of our investments made in the next year will be originated through Rand SBIC.

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

2) a new or unique product or service; and

3) high potential for growth in revenue and cash flow;

We have historically made initial investments of $500,000 to $1,000,000 directly in a company through equity or in debt or loan instruments and frequently provided follow-on investments during our investment tenure. We are now considering larger cumulative investments to drive our growth, keeping within the SBA regulations that limit our total investment in one company to $3.0 million. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest may be paid currently or deferred, based on the investment structure negotiated.

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

Following an initial investment, we may make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to us to increase or maintain our position in a promising portfolio company, or provide an additional investment to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions. Pursuant to SBA regulations, the maximum cash which may be invested in one portfolio company by Rand SBIC is currently $3.0 million.

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

2015 Portfolio and Investment Activity

We believe the change in net asset value over time is the leading valuation metric for monitoring our performance. Changes from quarter to quarter, and at any point in time, may vary because of specific activity related to an investment, but the overall growth trend demonstrates the effectiveness of our investment efforts.

•

Net asset value of our portfolio increased to a record $5.35 per share, or $33.9 million, at December 31, 2015, up $0.24 per share, or 5%, over net asset value of $5.11 per share, or $32.4 million, at the end of the prior year.

•	The value of Rand’s investments was $36.8 million, which reflected $9.4 million in net pre-tax unrealized appreciation.

•	At year end, the estimated value of securities held in 31 businesses was $36.8 million.

•	Approximately 85% of the portfolio was equity investments with the remainder being debt and loan investments.

•	The portfolio generated approximately $2.8 million in interest, fee, dividend and other income, a record level.

•	During 2015, we made $7.0 million in new investments in 16 businesses including follow-on investments in existing portfolio companies. We added four new portfolio companies during the year.

•

Subsequent to year end, we announced the pending sale of our largest portfolio company, Gemcor II, LLC (Gemcor). We expect to receive gross cash proceeds of approximately $14 million upon completion of the sale, anticipated in the first quarter of 2016. The proceeds will be available for investment, as well as for general corporate purposes. Our investment in Gemcor generated approximately $1.8 million in interest and dividend revenue during 2015. As a result of the anticipated closing of the Gemcor sale, interest and dividend revenue will decrease in 2016.

Outlook

At the end of 2015, we had $5.8 million in cash for future investments. We believe the combination of cash on hand, anticipated proceeds from the Gemcor sale, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. Both short and long-term trends provide us confidence in our ability to grow Rand.

•

We expect that well run U.S. businesses will require capital to grow and should be able to compete effectively given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts.

•

We have sufficient cash to invest in new opportunities and to repurchase shares. At year end, we had authorization to repurchase an additional 465,504 shares of our Common Stock under the current program.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 1 to the consolidated financial statements in Item 8 of this Annual Report.

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

In the valuation process, we value private securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

•	Financial information obtained from each portfolio company, including audited and unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment; or recent fund-raising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by our management.

This information is used to determine the financial condition, performance, and valuation of the portfolio companies. The valuation may be reduced if a portfolio company’s performance and/or potential have deteriorated. If the factors which led to a reduction in valuation are overcome, the valuation may be readjusted.

Equity Securities

Equity securities in which we invest may include preferred stock, common stock, warrants and limited liability company membership interests.

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

Another key factor used in valuing equity investments is recent arms-length equity transactions with a sophisticated unrelated new investor(s) in the portfolio company. The terms of these equity transactions may not be identical to the equity transactions between us and the portfolio company, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

When appropriate, we use the Black-Scholes pricing model to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early stage companies. Significant increases or decreases in any of these unobservable inputs would result in a significantly higher or lower fair value measurement.

For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing us to depart from this basis.

Loans and Debt Securities

The significant unobservable inputs used in the fair value measurement of our loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance of the portfolio company’s products or services. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. Our debt investments are often junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing us to depart from this basis.

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

We may receive distributions from portfolio companies that are limited liability companies or corporations. These distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

We hold preferred equity securities that may contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Financial Condition

Overview:

	12/31/15	12/31/14	(Decrease) Increase	% (Decrease) Increase
Total assets	$44,761,687	$45,525,987	($764,300)	(1.7%)
Total liabilities	10,908,027	13,172,546	(2,264,519)	(17.2%)

Net assets	$33,853,660	$32,353,441	$1,500,219	4.6%

Net asset value was $5.35 per share at December 31, 2015 versus $5.11 per share at December 31, 2014.

The outstanding SBA debentures at December 31, 2015 are $8,000,000, which will mature from 2022 through 2025.

Cash approximated 17% of net assets at December 31, 2015 compared to 41% at December 31, 2014.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the year-ends indicated.

	12/31/15	12/31/14	Increase	% Increase
Investments, at cost	$27,410,742	$22,213,476	$5,197,266	23.4%
Unrealized appreciation, net	9,421,658	8,091,900	1,329,758	16.4%

Investments, at fair value	$36,832,400	$30,305,376	$6,527,024	21.5%

Number of Portfolio Companies	31	29

Our total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 109% of net assets at December 31, 2015 and 94% of net assets at December 31, 2014.

The change in investments, at cost, during the year ended December 31, 2015, is comprised of the following:

Cost Increase (Decrease)
New investments:
GoNoodle, Inc. (GoNoodle) (formerly HealthTeacher, Inc.)	$1,000,025
Genicon, Inc. (Genicon)	1,000,000
SciAps, Inc. (SciAps)	749,999
Rheonix, Inc. (Rheonix)	680,475
Tilson Technology Management, Inc. (Tilson)	600,000
Outmatch (formerly Chequed Holdings LLC)	500,000
City Dining Cards, Inc. (City Dining)	500,000
SocialFlow, Inc. (Social Flow)	500,000
OnCore Golf Technology, Inc. (Oncore Golf)	325,000
GiveGab, Inc. (Give Gab)	212,833
Knowledge Vision Systems Inc. (Knowledge Vision)	200,001
BeetNPath, LLC (BeetNPath)	200,000
Mezmeriz, Inc. (Mezmeriz)	151,477
Statisfy, Inc. (Statisfy) (formerly CrashMob, Inc.)	150,000
Teleservices Solutions Holdings, LLC (Teleservices)	104,198
Intrinsiq Materials, Inc. (Intrinsiq)	95,000

Total of new investments	6,969,008
Other changes to investments:
Teleservices dividend conversion	131,200
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	31,353
Rheonix interest conversion	22,257
Outmatch interest conversion	12,274
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	9,997
BeetNPath interest conversion	9,000
GoNoodle interest conversion	8,974
SciAps interest conversion	4,711

Total of other changes to investments	229,766
Investments repaid, sold or liquidated:
Gemcor II, LLC (Gemcor) repayment	(205,828)
CrowdBouncer, Inc. (Crowdbouncer) realized loss	(300,000)
Synacor, Inc. (Synacor) shares sold	(385,680)
Carolina Skiff LLC (Carolina Skiff) repayment	(1,110,000)

Total investments repaid, sold or liquidated	(2,001,508)

Net change in investments, at cost	$5,197,266

Our top five portfolio companies represented 50% of total assets at December 31, 2015:

Company	Industry	Fair Value at December 31, 2015	% of Total Assets at December 31, 2015
Gemcor	Manufacturing — Aerospace Machinery	$13,816,972	31%
Rheonix	Health Care — Testing Devices	$2,938,731	7%
Outmatch	Software	$2,145,496	5%
Social Flow, Inc.	Software	$2,071,300	4%
Microcision	Manufacturing — Medical Products	$1,891,964	4%

Our top five portfolio companies represented 38% of total assets at December 31, 2014:

Company	Industry	Fair Value at December 31, 2014	% of Total Assets at December 31, 2014
Gemcor	Manufacturing — Aerospace Machinery	$9,922,800	22%
Rheonix	Health Care — Testing Devices	$2,235,999	5%
Microcision	Manufacturing — Medical Products	$1,891,965	4%
Carolina Skiff	Consumer Products — Boats	$1,710,000	4%
Chequed.com, Inc.	Software	$1,633,222	3%

Below is the geographic breakdown of our investments at fair value as of December 31, 2015 and 2014:

Geographic Region	% of Net Asset Value at December 31, 2015	% of Net Asset Value at December 31, 2014
USA – East	107%	89%
USA – South	2%	5%

	109%	94%

As of December 31, 2015 and 2014, the investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2015:
Subordinated Debt and Promissory Notes	$5,526,636	20%	$4,648,604	13%
Convertible Debt	845,000	3	845,000	2
Equity and Membership Interests	20,290,424	74	30,709,739	83
Equity Warrants	748,682	3	629,057	2

Total	$27,410,742	100%	$36,832,400	100%

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2014:
Subordinated Debt and Promissory Notes	$4,807,140	22%	$4,807,140	16%
Convertible Debt	1,200,000	6	1,200,000	4
Equity and Membership Interests	16,086,711	72	24,178,611	80
Equity Warrants	119,625	—	119,625	—

Total	$22,213,476	100%	$30,305,376	100%

Results of Operations

Investment Income

Our investment objective is to achieve long-term capital appreciation on our equity investments while investing in a mixture of loan, debenture and equity instruments, which may provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term.

Comparison of the years ended December 31, 2015 and 2014

Investment income increased 9%, or $239,862, from $2,584,475 for the year ended December 31, 2014 to $2,824,337 for the year ended December 31, 2015. The net increase was primarily attributable to an increase in dividend income.

	December 31, 2015	December 31, 2014	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$691,109	$789,548	($98,439)	(13%)
Interest from other investments	22,048	14,288	7,760	54%
Dividend and other investment income	2,081,847	1,750,439	331,408	19%
Fee income	29,333	30,200	(867)	(3%)

Total investment income	$2,824,337	$2,584,475	$239,862	9%

Interest from portfolio companies — Our portfolio interest income decreased during 2015 due to the decrease in principal balances on loan and debt investments in Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively.

After reviewing their performance and the circumstances surrounding our investments, we ceased accruing interest income on First Wave Products Group, LLC (First Wave), Intrinsiq Materials, Inc. (Intrinsiq), and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance during 2015.

Interest from other investments — The increase in interest from other investments was primarily due to higher average cash balances during the year ended December 31, 2015 versus the year ended December 31, 2014.

Dividend and other investment income — Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective years were:

	December 31, 2015	December 31, 2014
Gemcor, II, LLC (Gemcor)	$1,735,934	$1,508,822
Teleservices Solutions Holdings, LLC (Teleservices)	183,680	98,952
Carolina Skiff LLC (Carolina Skiff)	116,052	54,089
New Monarch Machine Tool, LLC (Monarch)	27,409	45,682
Tilson Technology Management, Inc. (Tilson)	14,417	—
SOMS Technologies, LLC (SOMS)	4,355	—
Advantage 24/7 LLC (Advantage)	—	37,695
NDT Acquisition LLC (NDT)	—	2,668
Somerset Gas Transmission Company, LLC (Somerset)	—	2,531

Total dividend and other investment income	$2,081,847	$1,750,439

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

The amortization of financing fees was $18,333 and $16,200 for the years ended December 31, 2015 and 2014, respectively. The financing fee income based on the existing portfolio is expected to be approximately $10,000 in 2016, $8,000 in 2017 and $4,000 in each of 2018 and 2019.

Fees paid for board service at the portfolio companies were $11,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

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

Interest from portfolio companies — Our portfolio interest income decreased slightly during 2014 due to the decrease in principal balances on loan and debt investments in Gemcor II, LLC and Carolina Skiff, LLC, respectively. This decrease was partially offset because we originated over $1.8 million in new debt instruments during the previous 18 months with interest rates ranging from 6% to 13%. After reviewing the portfolio company’s performance and the circumstances surrounding the investment, we ceased accruing interest income on Mezmeriz during 2014.

Interest from other investments — The minor increase in interest from other investments was primarily due to higher average cash balances during the year ended December 31, 2014 versus the year ended December 31, 2013. The cash balances at December 31, 2014 and 2013 were $13,230,717 and $9,764,810, respectively.

Dividend and other investment income — Dividend income is comprised of distributions from limited liability companies (LLCs) in which we have invested. Our investment agreements with certain LLCs require the LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to distribute additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and the timing of the distributions. The dividend distributions for the respective years were:

	December 31, 2014	December 31, 2013
Gemcor, II, LLC (Gemcor)	$1,508,822	$1,481,675
Teleservices Solutions Holdings, LLC (Teleservices)	98,952	—
Carolina Skiff LLC (Carolina Skiff)	54,089	56,239
New Monarch Machine Tool, LLC (Monarch)	45,682	68,522
Advantage 24/7 LLC (Advantage)	37,695	—
NDT Acquisition LLC (NDT)	2,668	527
Somerset Gas Transmission Company, LLC (Somerset)	2,531	16,670

Total dividend and other investment income	$1,750,439	$1,623,633

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

Fees paid for board service at the portfolio companies were $14,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively.

Expenses

Comparison of the years ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014	Decrease	% Decrease
Total expenses	$1,817,279	$2,499,297	($682,018)	(27%)

Operating expenses predominately consist of compensation expense and related benefits, interest expense on outstanding SBA borrowings, and general and administrative expenses including shareholder and office expenses and professional fees.

The 27%, or $682,018, decrease in operating expenses for the year ended December 31, 2015 as compared to the same period in 2014 is due, in part, to the fact that bonus and profit sharing expense decreased approximately $814,000. During the year ended December 31, 2015 we accrued $122,500 in bonus expense. There was no profit sharing expense during the year ended December 31, 2015. During the year ended December 31, 2014, we accrued $899,500 in profit sharing obligations and $91,490 in bonus expense. This decrease was partially offset by an increase in interest and shareholder expense. Interest expense on our SBA borrowings increased due to higher outstanding debt balances during 2015 versus 2014. Shareholder expense increased because we have increased our strategic analysis and communication to shareholders and potential investors.

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

Net Realized Gains and Losses on Investments

Comparison of the years ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014	Decrease	% Decrease
Net realized (loss) gain on sales and dispositions, before income taxes	($42,469)	$7,237,937	($7,280,406)	(101%)

During the year ended December 31, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of December 31, 2015, we do not own any shares of Synacor.

We recognized a realized loss of $5,394 on an adjustment to the BinOptics Corporation (Binoptics) escrow receivable. At December 31, 2015 the Binoptics escrow receivable is $1,504,854. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow is scheduled to be released during 2016, subject to potential claims.

We realized a loss of $300,000 on our investment in CrowdBouncer, Inc. during the year ended December 31, 2015 when the company ceased operations during the year.

For the year ended December 31, 2014, we recognized a realized gain on Binoptics of $8,333,344 which included $1,510,248 that was held in escrow at December 31, 2014.

QuaDPharma, LLC (Quadpharma) was purchased by Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.) during 2014 and we received $923,634 in net proceeds for our debt and equity securities. The realized gain from the sale of $160,634 included $14,737 that was held in escrow and received during 2014. As part of the sale, we also received 11,574 common shares of Athenex that had a fair value at the time of receipt of $254,628.

During the year ended December 31, 2014, we recognized a net realized loss of $9,792 on the sale of 127,061 shares of Synacor. Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. At December 31, 2014, we owned 301,582 shares of Synacor.

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

Binoptics was sold to a strategic acquirer during the fourth quarter of 2014 and we received approximately $10.1 million in net proceeds for our equity securities. The realized gain from the sale was $8,333,344 and included $1,510,248 that was held in escrow at December 31, 2014.

We sold our investment in QuaDPharma to Athenex during 2014 and received $923,634 in net cash proceeds for the debt and equity securities and recognized a realized gain of $160,634. As part of the sale, we received 11,574 common shares of Athenex that had a fair value of $254,628 at December 31, 2014 and resulted in an unrealized gain of $111,343.

During the year ended December 31, 2014, we recognized a net realized loss of $9,792 on the sale of 127,061 shares of Synacor. Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. At December 31, 2014, we owned 301,582 shares of Synacor.

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

During 2013 we sold our investment in Liazon Corporation and recognized a realized gain of $6,256,482. In addition, during the year ended December 31, 2013, we recognized a net realized gain of $1,164,545 on the sale of 252,200 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. At December 31, 2013, we owned 428,643 shares of Synacor.

We also recognized a realized gain of $669,939 on the sale of our shares in Ultra-Scan to a strategic acquirer during the year ended December 31, 2013.

We realized a loss of $1,063,698 on our investment in Mid-America Brick during the year ended December 31, 2013 when the company announced in February 2013 that it had filed for bankruptcy. Due to the subordinated nature of our investment security no recovery was received.

Net Increase in Unrealized Appreciation of Investments

Comparison of the years ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014	Increase
Change in net unrealized appreciation before income tax expense (benefit)	$1,329,759	($361,844)	$1,691,603

The change in unrealized appreciation before income taxes for the year ended December 31, 2015 was comprised of the following:

Valuation Change during 2015
Gemcor II, LLC (Gemcor)	$4,100,000
SocialFlow, Inc. (SocialFlow)	321,300
CrowdBouncer, Inc.(Crowdbouncer) reclass to a realized loss	300,000
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	92,592
OnCore Golf Technology, Inc. (Oncore)	(187,500)
GiveGab, Inc. (Givegab)	(191,907)
Synacor, Inc. (Synacor) reclass to a realized gain	(220,320)
Mercantile Adjustment Bureau, LLC (Mercantile)	(247,625)
KnowledgeVision Systems, Inc. (Knowledge Vision)	(250,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(250,000)
Somerset Gas Transmission Company, LLC (Somerset)	(286,748)
SciAps, Inc. (Sciaps)	(500,000)
Intrinsiq Materials, Inc. (Intrinsiq)	(600,002)
First Wave Products Group, LLC (First Wave)	(750,031)

Total change in net unrealized appreciation of investments before income taxes during the year ended December 31, 2015	$1,329,759

On December 29, 2015 we entered into an asset purchase agreement under which we agreed to sell Gemcor. The required percentage of Gemcor shareholders ratified and approved the sale in January 2016. The transaction is anticipated to close in the first quarter of 2016, and remains subject to customary approvals and closing conditions. Based on our ownership of Gemcor, we expect to receive gross cash proceeds of approximately $14 million upon completion of the transaction. The final aggregate purchase price payable by the buyer remains subject to post-closing working capital adjustments. Additionally, we will incur the related profit sharing expense in the first quarter of 2016. We have valued our investment in Gemcor at December 31, 2015 based on an EBITDA multiple which approximates our anticipated sales proceeds.

In accordance with our valuation policy, we increased the value of our holdings in Athenex and Social Flow based on significant equity financings for each made during 2015 by sophisticated new non-strategic outside investors at a higher valuation for each than their prior financing round valuation.

The Crowdbouncer investment was written off after the company ceased doing business during 2015.

We sold our remaining shares of Synacor during the year ended December 31, 2015.

The Oncore, Givegab, Mercantile and Knowledge Vision investments were revalued after we reviewed each of the portfolio companies’ commercial progress against their business plans and their past financial performance. These reviews indicated a deterioration to their respective businesses had occurred. If the factors which led to these reductions in valuations are overcome, the valuations may be restored.

The Somerset investment was revalued during 2015 after a review of the company’s financial performance and the overall weakness in the oil and gas sector.

The First Wave, Intrinsiq, and Teleservices investments were revalued during 2015 after we reviewed each of the portfolio companies’ progress toward commercialization and broad based acceptance of their respective business technologies and services in their respective markets. We also considered in our review the past financial performance of the companies, their forecasted cash needs, and their fundraising plans for 2016 in determining that reductions in values were appropriate. The three portfolio companies remain in operation, and are developing new business strategies to achieve success in 2016. If the factors which led to the reductions in valuations are overcome, the valuations may be restored.

The valuation of Sciaps was decreased during the year ended December 31, 2015 to revalue our equity holdings based upon liquidation preferences of our securities and on the most recent equity round of financing.

The change in unrealized appreciation for the year ended December 31, 2014 was comprised of the following:

Valuation Change during 2014
EmergingMed.com, Inc. (Emerging Med) reclass to a realized loss	$778,253
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	111,343
NDT Acquisitions, LLC (NDT)	5,336
Synacor, Inc. (Synacor)	(208,503)
CrowdBouncer, Inc.(Crowdbouncer)	(300,000)
Knoa Software, Inc. (Knoa)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	(391,373)

Total change in net unrealized appreciation before income taxes during the year ended December 31, 2014	($361,844)

The Emerging Med investment was written off during the year ended December 31, 2014, after the company was sold and we did not receive proceeds.

The Athenex shares were received as part of the sale of our investment in Quadpharma. The proceeds from this sale included cash and Athenex stock. The value of the stock was based on a 2014 equity financing by Athenex.

The NDT investment value was adjusted for royalties received.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 301,582 shares of Synacor at a three-day average bid price of $2.01 as of December 31, 2014.

The Crowdbouncer and Mezmeriz investments were revalued during 2014 after we reviewed the portfolio companies and their financials and determined that both of the businesses had deteriorated since the time of our original funding. Both portfolio companies remained in operation at December 31, 2014 and were developing new business strategies.

The valuation of Knoa was decreased during the year ended December 31, 2014 to value our equity holdings at the most recent insider round of financing.

Comparison of the years ended December 31, 2014 and 2013

	December 31, 2014	December 31, 2013	Increase
Change in net unrealized appreciation before income taxes	($361,844)	($2,833,984)	$2,472,140

The change in unrealized appreciation for the year ended December 31, 2014 was comprised of the following:

Valuation Change during 2014
EmergingMed.com, Inc. (Emerging Med) reclass to a realized loss	$778,253
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	111,343
NDT Acquisitions, LLC (NDT)	5,336
Synacor, Inc. (Synacor)	(208,503)
CrowdBouncer, Inc.(Crowdbouncer)	(300,000)
Knoa Software, Inc. (Knoa)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	(391,373)

Total change in net unrealized appreciation before income taxes during the year ended December 31, 2014	($361,844)

The Emerging Med investment was written off during the year ended December 31, 2014, after the company was sold and we did not receive proceeds.

The Athenex shares were received as part of the sale of our investment in Quadpharma. The proceeds from this sale included cash and Athenex stock. The value of the stock was based on a 2014 equity financing by Athenex.

The NDT investment value was adjusted for royalties received.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 301,582 shares of Synacor at a three-day average bid price of $2.01 as of December 31, 2014.

The Crowdbouncer and Mezmeriz investments were revalued during 2014 after we reviewed the portfolio companies and their financials and determined that both of the businesses had deteriorated since the time of our original funding. Both portfolio companies remained in operation at December 31, 2014 and were developing new business strategies.

The valuation of Knoa was decreased during the year ended December 31, 2014 to value our equity holdings at the most recent insider round of financing.

The change in unrealized appreciation for the year ended December 31, 2013 was comprised of the following items:

Valuation Change during 2013
Mid America Brick & Structural Clay Products, LLC (Mid America Brick) reclass to a realized loss	$1,063,698
Carolina Skiff LLC (Carolina Skiff)	350,000
NDT	19,178
Emerging Med	(440,707)
Ultra-Scan Corporation (Ultra-Scan) reclass to realized gain	(561,836)
Liazon Corporation (Liazon) reclass to realized gain	(975,133)
Synacor	(2,289,184)

Total change in net unrealized appreciation before income taxes during the year ended December 31, 2013	($2,833,984)

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

During the year ended December 31, 2013, we recognized a realized gain in our investment in Liazon Corporation of $6,256,482 and a realized gain of $669,939 on the sale of our shares in Ultra-Scan.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We valued our 428,643 shares of Synacor at a three-day average bid price of $2.46 at December 31, 2013.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2015, the net increase in net assets from operations was $1,500,219 as compared with net increases of $4,541,481 in 2014 and $2,873,357 in 2013.

Liquidity and Capital Resources

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and may provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2015, our total liquidity was $5,844,795 in cash.

Net cash used by operating activities has averaged approximately $1,413,300 over the last three years. The cash flow may fluctuate based on dividend income, realized gains and the associated income taxes paid.

Our net cash flow (used) provided by investing activities was ($5,007,343), $4,100,675 and $4,607,278 for fiscal years 2015, 2014 and 2013, respectively. We will generally use cash in investing activities as we build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of December 31, 2015, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022 (See Footnote 5 in the Notes to the Consolidated Financial Statements) we will begin repaying our SBA debt which will require us to determine sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

The following table summarizes the SBA leverage at December 31, 2015 and December 31, 2014:

	12/31/15	12/31/14
Outstanding SBA leverage	$8,000,000	$8,000,000
Outstanding SBA commitment	—	—

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2015. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings.

	Cash Receipts due by year
	2016	2017	2018	2019	2020 and beyond
Scheduled cash receipts from portfolio companies	$1,032,000	$4,565,000	$406,000	$373,000	$80,000

The preceding table only includes debt instruments and does not include any equity investments which may provide additional proceeds upon exit of the investment.

Subsequent to year end, we announced the pending sale of our largest portfolio company, Gemcor II, LLC. We expect to receive gross cash proceeds of approximately $14 million upon completion of the sale, anticipated in the first quarter of 2016. The proceeds will be available for investment, as well as for general corporate purposes.

We believe that the cash at December 31, 2015, anticipated proceeds from the Gemcor sale, and the scheduled interest payments on our portfolio investments, will be sufficient to meet our cash needs throughout 2016. We are also evaluating potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows our specified contractual obligations at December 31, 2015. We do not have any capital lease obligations or other long-term liabilities reflected on our statement of financial position.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA debentures	$8,000,000	$0	$0	$0	$8,000,000
SBA interest expense	$2,230,000	$284,000	$846,000	$564,000	$536,000
Operating lease obligations (Rent of office space)	$95,700	$18,540	$57,420	$19,740	$0

Total	$10,325,700	$302,540	$903,420	$583,740	$8,536,000

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuations of the equity interests in the portfolio are stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies—Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net increase (decrease) in unrealized appreciation on investments.”

At times, a portion of our portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of December 31, 2015, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2015	2014
ASSETS
Investments at fair value:
Control investments (cost of $1,141,472 and $1,347,300, respectively)	$13,916,472	$10,022,300
Affiliate investments (cost of $17,663,217 and $15,188,935, respectively)	14,662,219	14,617,378
Non-affiliate investments (cost of $8,606,053 and $5,677,241, respectively)	8,253,709	5,665,698

Total investments, at fair value (cost of $27,410,742 and $22,213,476, respectively)	36,832,400	30,305,376
Cash	5,844,795	13,230,717
Interest receivable (net of allowance: 2015: $122,000 and 2014 — $128,311)	215,224	165,094
Prepaid income taxes	65,228	—
Other assets	1,804,040	1,824,800

Total assets	$44,761,687	$45,525,987

Liabilities:
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Income tax payable	—	2,065,795
Deferred tax liability	2,361,186	1,838,351
Profit sharing and bonus payable	282,000	953,490
Accounts payable and accrued expenses	238,911	290,646
Deferred revenue	25,930	24,264

Total liabilities	10,908,027	13,172,546
Commitments and contingencies (See Note 9)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 as of 12/31/15 and 12/31/14	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(24,580)	(867,482)
Undistributed net realized gain on investments	18,262,401	18,290,374
Net unrealized appreciation on investments	5,795,237	5,109,947
Treasury stock, at cost; 534,496 shares as of 12/31/15 and 12/31/14	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 2015: $5.35, 2014: $5.11)	33,853,660	32,353,441

Total liabilities and stockholders’ equity	$44,761,687	$45,525,987

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment income:
Interest from portfolio companies:
Control investments	$77,077	$112,218	$154,695
Affiliate investments	388,135	481,649	491,339
Non-Control/Non-Affiliate investments	225,897	195,681	147,037

Total interest from portfolio companies	691,109	789,548	793,071
Interest from other investments:
Non-Control/Non-Affiliate investments	22,048	14,288	10,932

Total interest from other investments	22,048	14,288	10,932
Dividend and other investment income:
Control investments	1,735,934	1,549,185	1,482,202
Affiliate investments	345,913	198,723	124,761
Non-Control/Non-Affiliate investments	—	2,531	16,670

Total dividend and other investment income	2,081,847	1,750,439	1,623,633

Fee income:
Control investments	8,000	12,000	14,000
Affiliate investments	4,666	8,866	4,400
Non-Control/Non-Affiliate investments	16,667	9,334	5,000

Total fee income	29,333	30,200	23,400

Total investment income	2,824,337	2,584,475	2,451,036

Operating expenses:
Salaries	598,220	590,675	541,500
Bonus and profit sharing	122,500	936,344	967,244
Employee benefits	117,937	169,808	233,967
Directors’ fees	129,000	112,500	101,250
Professional fees	202,194	164,740	126,612
Shareholders and office operating	222,431	133,505	135,483
Insurance	32,086	35,709	34,304
Corporate development	62,553	64,490	80,338
Other operating	23,330	19,116	14,977

	1,510,251	2,226,887	2,235,675
Interest on SBA obligations	307,028	266,099	188,231
Bad debt expense (recovery)	—	6,311	(64,654)

Total expenses	1,817,279	2,499,297	2,359,252

Investment gain before income taxes	1,007,058	85,178	91,784
Income tax expense (benefit)	164,156	63,343	(62,694)

Net investment gain	842,902	21,835	154,478

Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	(300,000)	(617,619)	(1,063,698)
Non-Control/Non-Affiliate investments	257,531	7,855,556	8,097,878

Net realized (loss) gain on sales and dispositions, before income tax (benefit) expense	(42,469)	7,237,937	7,034,180
Income tax (benefit) expense	(14,496)	2,470,453	2,659,826

Net realized (loss) gain on sales and disposition of investments	(27,973)	4,767,484	4,374,354
Net increase (decrease) in unrealized appreciation on investments:
Control investments	4,100,000	5,336	19,178
Affiliate investments	(2,429,440)	(270,020)	972,991
Non-Control/Non-Affiliate investments	(340,801)	(97,160)	(3,826,153)

Change in unrealized appreciation before income tax expense (benefit)	1,329,759	(361,844)	(2,833,984)
Deferred income tax expense (benefit)	644,469	(114,006)	(1,178,509)

Net increase (decrease) in unrealized appreciation on investments	685,290	(247,838)	(1,655,475)

Net realized and unrealized gain on investments	657,317	4,519,646	2,718,879

Net increase in net assets from operations	$1,500,219	$4,541,481	$2,873,357

Weighted average shares outstanding	6,328,538	6,391,175	6,513,385
Basic and diluted net increase in net assets from operations per share	$0.24	$0.71	$0.44

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Net assets at beginning of period	$32,353,441	$28,069,332	$25,782,300
Net investment gain	842,902	21,835	154,478
Net realized (loss) gain on sales and dispositions of investments	(27,973)	4,767,484	4,374,354
Net increase (decrease) in unrealized appreciation on investments	685,290	(247,838)	(1,655,475)

Net increase in net assets from operations	1,500,219	4,541,481	2,873,357
Purchase of treasury stock	—	(257,372)	(586,325)

Total increase in net assets	1,500,219	4,284,109	2,287,032

Net assets at end of period	$33,853,660	$32,353,441	$28,069,332

Accumulated net investment (loss)	($24,580)	($867,482)	($889,317)

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net increase in net assets from operations	$1,500,219	$4,541,481	$2,873,357
Adjustments to reconcile net increase in net assets to net cash (used in) operating activities:
Depreciation and amortization	33,051	28,175	38,758
Original issue discount accretion	(17,339)	(15,492)	(15,492)
Change in interest receivable allowance	(6,311)	6,311	(74,795)
(Increase) decrease in unrealized appreciation on investments	(1,329,759)	361,844	2,833,984
Deferred tax expense (benefit)	522,835	(368,457)	(739,806)
Net realized loss (gain) on portfolio investments	42,469	(7,237,937)	(7,034,180)
Non-cash conversion of debenture interest	(212,426)	(211,127)	(310,322)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(43,819)	(113,312)	49,727
(Increase) decrease in other assets	(14,917)	795,404	19,882
Increase in prepaid income taxes	(65,228)	—	—
(Decrease) increase in income taxes payable	(2,065,795)	842,368	1,195,732
(Decrease) increase in profit sharing and bonus payable	(671,490)	66,246	537,244
(Decrease) increase in accounts payable and accrued liabilities	(51,735)	(46,450)	125,155
Increase (decrease) in deferred revenue	1,666	(2,200)	(7,400)

Total adjustments	(3,878,798)	(5,894,627)	(3,381,513)

Net cash (used in) operating activities	(2,378,579)	(1,353,146)	(508,156)
Cash flows from investing activities:
Investments originated	(6,969,008)	(6,091,152)	(4,866,273)
Proceeds from sale of portfolio investments	648,605	9,234,323	9,023,539
Proceeds from loan repayments	1,315,829	968,803	457,559
Capital expenditures	(2,769)	(11,299)	(7,547)

Net cash (used in) provided by investing activities	(5,007,343)	4,100,675	4,607,278
Cash flows from financing activities:
Repayment of SBA debentures	—	—	(900,000)
Proceeds from SBA debentures	—	1,000,000	3,000,000
Origination costs to SBA	—	(24,250)	(72,750)
Purchase of treasury shares	—	(257,372)	(586,325)

Net cash provided by financing activities	—	718,378	1,440,925

Net (decrease) increase in cash	(7,385,922)	3,465,907	5,540,047

Cash:
Beginning of year	13,230,717	9,764,810	4,224,763

End of year	$5,844,795	$13,230,717	$9,764,810

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 24.4% of net assets:(j)
Athenex, Inc.(e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%
City Dining Cards, Inc. (Loupe)(e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
Empire Genomics, LLC(e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $92,833.	6/13/14	—	600,000	600,000	1.8%
GoNoodle, Inc.(g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,008,974 25	1,008,974 25	3.0%

	Total GoNoodle			1,008,999	1,008,999

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2015) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $93,455.	10/22/12	4%	1,080,694 150,000 97,625	1,080,694 0 0	3.2%

	Total Mercantile			1,328,319	1,080,694

Outmatch(e)(g) (Formerly Chequed Holdings, LLC) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,264,995 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	6.3%

	Total Outmatch			2,145,496	2,145,496

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred	4/5/13	4%	500,000 750,000 500,000	731,431 839,648 500,221	6.1%

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,606,053	$8,253,709

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments — 43.3% of net assets(k)
BeetNPath, LLC(e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.0%
Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%

First Wave Products Group, LLC(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	661,563 316,469 22,000	250,000 0 0	0.7%

	Total First Wave			1,000,032	250,000

Genicon, Inc.(e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%
GiveGab, Inc.(e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.2%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing)	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016.	9/19/13	7%	600,002 95,000	0 95,000	0.3%

www.intrinsiqmaterials.com	Total Intrinsiq			695,002	95,000

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155	381,503 490,752	2.6%

				1,229,155	872,255

KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Microcision LLC(g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	1,891,964 —	1,891,964 —	5.6%

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6% due January 24, 2017.	12/31/14	7%	375,000 150,000	187,500 150,000	1.0%

	Total OnCore			525,000	337,500

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	5%	— 2,099,999 — 702,732	11,000 2,165,999 59,000 702,732	8.7%

	Total Rheonix			2,802,731	2,938,731

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing)	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	7/12/13	9%	1,500,000 504,710 250,000	1,000,000 504,710 250,000	5.2%

www.sciaps.com	Total SciAps			2,254,710	1,754,710

SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.5%
Statisfy, Inc.(e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software)	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	8/18/14	10%	20,968 629,032	20,968 629,032	1.9%

www.statisfy.co	Total Statisfy			650,000	650,000

Teleservices Solutions Holdings, LLC(g)(n) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center)	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	0 1,190,680 91,200 104,198	4.1%

www.ipacesetters.com	Total Teleservices			1,636,078	1,386,078

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$17,663,217	$14,662,219

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments — 41.1% of net assets(l)
Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC(g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing)	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	416,972 625,000	416,972 13,400,000	40.8%

www.gemcor.com	Total Gemcor			1,041,972	13,816,972

Subtotal Control Investments				$1,141,472	$13,916,472

TOTAL INVESTMENTS — 108.8%				$27,410,742	$36,832,400

LIABILITIES IN EXCESS OF OTHER ASSETS — (8.8%)					(2,978,740)

NET ASSETS — 100%					$33,853,660

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2015, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPA’s P.C. has not audited the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2015, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2 “Investments” to the Consolidated Financial Statements).

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)	As of December 31, 2015, the total cost of investment securities was approximately $27.5 million. Net unrealized appreciation was approximately $9.4 million, which was comprised of $14.1 million of unrealized appreciation of investment securities and ($4.7) million related to unrealized depreciation of investment securities. At December 31, 2015, the aggregate gross unrealized gain for federal income tax purposes was $10.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.4) million. The net unrealized gain for federal income tax purposes was $5.8 million based on a tax cost of $31.0 million.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.

(n)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income(3)

Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$—	$—		$99,500	$—

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units.	622,800 9,300,000	— 4,100,000	(205,828 —)		416,972 13,400,000	77,077 1,743,934

	Total Gemcor	9,922,800	4,100,000	(205,828)		13,816,972	1,821,011

	Total Control Investments	$10,022,300	$4,100,000	($205,828)		$13,916,472	$1,821,011

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	—	$359,000	—		$359,000	7,250
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14%. 6.0825% Class A common membership interest.	985,000 125,000 600,000	— — —	(985,000 (125,000 —	) )	— — 600,000	81,782 14,778 116,052

	Total Carolina Skiff	1,710,000	—	(1,110,000)		600,000	212,612

Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%.	1,383,222 250,000	— —	(1,383,222 (250,000	) )	— —	— 11,507

	Total Chequed	1,633,222	—	(1,633,222)		—	11,507

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income(3)
CrowdBouncer, Inc.	300,000 Series A preferred shares.	—	—	—		—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	637,992 308,687 22,000	23,571 7,782 —	(411,563 (316,469 (22,000	) ) )	250,000 — —	24,571 8,447 —

	Total First Wave	968,679	31,353	(750,032)		250,000	33,018

Genicon, Inc.	1,586,902 Series B preferred shares.	—	1,000,000	—		1,000,000	—
GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	(191,907)		424,314	—
G-TEC Natural Gas Systems	17.8% Class A membership interest. 8% cumulative dividend.	100,000	—	—		100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8%.	600,002 —	— 95,000	(600,002 —)		— 95,000	— 2,436

	Total Intrinsiq	600,002	95,000	(600,002)		95,000	2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	381,503 490,752	— —	— —		381,503 490,752	— —

		872,255	—	—		872,255	—

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	250,000 300,000 — —	— — 165,001 35,000	(250,000 — — —)		— 300,000 165,001 35,000	— — — —

	Total Knowledge Vision	550,000	200,001	(250,000)		500,001	—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares. $200,000 convertible notes at 8%.	— 200,000	351,477 —	— (200,000)		351,477 —	— —

	Total Mezmeriz	200,000	351,477	(200,000)		351,477	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 —	— —	— —		1,891,964 —	208,116 —

	Total Microcision	1,891,964	—	—		1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—		22,841	30,409
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6%.	— —	375,000 150,000	(187,500 —)		187,500 150,000	— 3,945

	Total OnCore	—	525,000	(187,500)		337,500	3,945

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares. $680,475 convertible promissory notes at 8%.	11,000 2,165,999 59,000 — —	— — — 702,732 702,732	— — — — (702,732)		11,000 2,165,999 59,000 702,732 —	— — — — 22,258

	Total Rheonix	2,235,999	1,405,464	(702,732)		2,938,731	22,258

SciAps, Inc.	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	1,500,000 — —	— 504,710 250,000	(500,000 — —)		1,000,000 504,710 250,000	— 4,711 —

	Total SciAps	1,500,000	754,710	(500,000)		1,754,710	4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	4,355
Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	— —	20,968 629,032	— —		20,968 629,032	— —

	Total Statisfy	—	650,000	—		650,000	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income(3)
Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	250,000 1,070,680 80,000 —	— 120,000 11,200 104,198	(250,000 — — —)	— 1,190,680 91,200 104,198	— 168,000 15,680 —

	Total Teleservices	1,400,680	235,398	(250,000)	1,386,078	183,680

Tilson Technology Management, Inc.	12 Series B preferred shares.	—	600,000	—	600,000	14,417

	Total Affiliate Investments	$14,617,378	$6,420,236	($6,375,395)	$14,662,219	$738,714

	Total Control and Affiliate Investments	$24,639,678	$10,520,236	($6,581,223)	$28,578,691	$2,559,725

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of a another category.

(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Manufacturing	49.6%
Software	22.2%
Healthcare	13.9%
Contact Center	6.7%
Consumer Product	3.3%
Professional Services	1.6%
Oil and Gas	1.4%
Electronics	1.0%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 17.5% (j)
BeetNPath, LLC(e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats. (Consumer Product) www.grainful.com	$150,000 convertible promissory note at 6% due October 20, 2016.	10/20/14	—	$150,000	$150,000	0.5%
Crashmob, Inc.(e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	500,000 Series seed preferred shares.	8/18/14	4%	500,000	500,000	1.5%
Empire Genomics, LLC(e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due December 1, 2015.	6/13/14	—	600,000	600,000	1.9%
Kinex Pharmaceuticals, Inc.(e)(g) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.kinexpharma.com	11,574 common shares.	9/8/14	<1%	143,285	254,628	0.8%
Mercantile Adjustment Bureau, LLC(e)(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% due October 30, 2017. $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $79,025.	10/22/12	4%	1,070,697 150,000 97,625	1,070,697 150,000 97,625

	Total Mercantile			1,318,322	1,318,322	4.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	80,000 Series AA preferred shares.	12/31/14	4%	200,000	200,000	0.6%
SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares.	4/5/13	4%	1,250,000	1,250,000	3.9%
Somerset Gas Transmission Company, LLC Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	786,748	2.4%
Synacor, Inc. NASDAQ: SYNC(e)(g)(n)(o) Buffalo, NY. Develops provisioning platforms for aggregation and delivery of content and services across multiple digital devices. (Software) www.synacor.com	301,582 unrestricted common shares valued at $2.01 per share.	11/18/02	1%	385,680	606,000	1.9%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software)(e)	Membership Interest	—	—	310,357	0	0.0%
UStec/Wi3 (Software)(e)	Common Stock	—	—	100,500	0	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$5,677,241	$5,665,698

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments — 45.2% of net assets (k)
Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Consumer Product) www.carolinaskiff.com	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14% due December 31, 2016. 6.0825% Class A common membership interest.	1/30/04	7%	$985,000 125,000 15,000	$985,000 125,000 600,000

	Total Carolina Skiff			1,125,000	1,710,000	5.3%
Chequed.com, Inc.(e)(g) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.chequed.com	408,476 Series A preferred shares. $250,000 convertible promissory note at 8% due December 31, 2015.	11/18/10	16%	1,383,222 250,000	1,383,222 250,000	5.0%

	Total Chequed.com			1,633,222	1,633,222
CrowdBouncer, Inc.(e)(g) Buffalo, NY. JOBS Act compliance for broker-dealers and crowdfunding portals. (Software) www.crowdbouncer.com	300,000 Series A preferred shares.	1/22/14	15%	300,000	0	0.0%
First Wave Products Group, LLC(e)(g)(p) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Manufacturing) www.firstwaveproducts.com	$500,000 senior term notes at 10% (Payment in Kind (PIK) through May 31, 2015) due December 31, 2016. $280,000 junior term notes at 10% (PIK through May 31, 2015) due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	637,992 308,687 22,000	637,992 308,687 22,000	3.0%

	Total First Wave			968,679	968,679
GiveGab, Inc.(e)(g) Ithaca, NY. Social network program that connects volunteers with nonprofit organizations. (Software) www.givegab.com	2,254,822 Series A preferred shares.	3/13/13	7%	403,388	403,388	1.2%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	18.545% Class A membership interest. 8% cumulative dividend.	8/31/99	19%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 Preferred shares.	9/19/13	7%	600,002	600,002	1.9%
Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	11/20/12	7%	1,229,155	872,255	2.7%
KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	11/13/13	5%	550,000	550,000	1.7%
Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer)	360,526 Series A preferred shares. $200,000 convertible notes at 8% due December 31, 2014.	1/9/08	8%	391,373 200,000	0 200,000	0.6%

www.mezmeriz.com	Total Mezmeriz			591,373	200,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Microcision LLC(g) Philadelphia, PA. Custom manufacturer of medical and dental implants. (Manufacturing).	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	1,891,964 0	1,891,964 0	5.8%

www.microcision.com	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Rheonix, Inc.(e)(g) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing. (Health Care)	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares.	10/29/09	5%	0 2,099,999 0	11,000 2,165,999 59,000	6.9%

www.rheonix.com	Total Rheonix			2,099,999	2,235,999
SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company specializing in portable analytical instruments utilizing LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A preferred shares.	7/12/13	9%	1,500,000	1,500,000	4.6%
SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC(g) Montvale, NJ. Customer contact center specializing in customer acquisition and	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units.	5/30/14	9%	250,000 1,070,680 80,000	250,000 1,070,680 80,000	4.3%
retention for selected industries. (Contact Center) www.ipacesetters.com

	Total Teleservices			1,400,680	1,400,680

Subtotal Affiliate Investments				$15,188,935	$14,617,378

Control Investments — 31.0%(l)
Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing)	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	622,800 625,000	622,800 9,300,000	30.7%

www.gemcor.com	Total Gemcor			1,247,800	9,922,800

Subtotal Control Investments				$1,347,300	$10,022,300

TOTAL INVESTMENTS — 93.7%				$22,213,476	$30,305,376

OTHER ASSETS IN EXCESS OF LIABILITIES — 6.3%					2,048,065

NET ASSETS — 100%					$32,353,441

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2014, restricted securities represented approximately 98% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs, P.C. has not audited the business descriptions of the portfolio companies.

(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company. Freed Maxick CPAs, P.C. has not audited the date acquired of the portfolio companies.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. Freed Maxick CPAs, P.C. has not audited the equity percentages of the portfolio companies. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2014, ASC 820 designates 2% of the Corporation’s investments as “Level 1” and 98% as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2 “Investments” to the Consolidated Financial Statements).

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)	As of December 31, 2014, the total cost of investment securities approximated $22.2 million. Net unrealized appreciation was approximately $8.1 million, which was comprised of $9.9 million of unrealized appreciation of investment securities and ($1.8) million related to unrealized depreciation of investment securities. At December 31, 2014 the aggregate gross unrealized gain for federal income tax purposes was $6.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($1.5) million. The net unrealized gain was $4.6 million based on a tax cost of $25.8 million.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.

(j)	Non-Control/Non-Affiliate investments are investments that are neither Control Investments nor Affiliate Investments.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

(k)	Affiliate investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned.

(l)	Control investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned or where greater than 50% of the board representation is maintained.

(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.

(n)	Publicly owned company.

(o)	On December 31, 2014, the Corporation’s shares of Synacor were valued at $2.01 per share in accordance with the Corporation’s valuation policy for unrestricted publicly held securities (Level 1). See Synacor’s publicly disclosed financial reports at sec.gov for additional information on Synacor’s industry, financial results and business operations.

(p)	Payment in kind represents earned interest that is added to the cost basis of the investment.

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)		Gross Reductions (2)			December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500		$—		$—		$99,500	$41,695
Gemcor II, LLC	$500,000 subordinated promissory note at 15%. $1,000,000 subordinated promissory note at 15% 31.25 membership units.	110,194 800,125 9,300,000		— — —		(110,194 (177,325 —	) )	0 622,800 9,300,000	6,279 105,939 1,516,822

	Total Gemcor	10,210,319		—		(287,519)		9,922,800	1,629,040

NDT Acquisitions	Common Stock.	—		5,336		(5,336)		—	2,668

	Total Control Investments	$10,309,819		$5,336		$(292,855)		$10,022,300	$1,673,403

Affiliate Investments:
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14%. 6.0825% Class A common membership interest.	$985,000 250,000 600,000	$	— — —	$	— (125,000 —)		$985,000 125,000 600,000	$96,530 29,701 54,089

	Total Carolina Skiff	1,835,000		—		(125,000)		1,710,000	180,320

Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%	1,033,222 —		350,000 250,000		— —		1,383,222 250,000	— 767

	Total Chequed	1,033,222		600,000		—		1,633,222	767

CrowdBouncer, Inc.	270,000 Series A preferred shares.	—		300,000		(300,000)		0	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	571,301 204,533 22,000		66,691 104,154 —		— — —		637,992 308,687 22,000	68,524 24,154 —

	Total First Wave	797,834		170,845		—		968,679	92,678

GiveGab, Inc.	2,254,822 Series A preferred shares.	250,000		153,388		—		403,388	—
G-TEC Natural Gas Systems	18.545% Class A membership interest. 8% cumulative dividend.	100,000		—		—		100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 Preferred shares.	600,002		—		—		600,002	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2014 (Continued)

Company	Type of Investment	December 31, 2013 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2014 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. (Fully diluted common share equivalent of 3,336,010).	750,000	479,155	(356,900)		872,255	1,391
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares.	250,000 —	— 300,000	— —		250,000 300,000	— —

	Total Knowledge Vision	250,000	300,000	—		550,000	—

Mezmeriz, Inc.	360,526 Series A preferred shares. Convertible notes at 8% due December 31, 2014.	391,373 200,000	— —	(391,373 —)		0 200,000	— —

	Total Mezmeriz	591,373	—	(391,373)		200,000	—

Microcision LLC	$1,500,000 subordinated promissory note at 11% due January 31, 2017. Class A common membership interest.	1,891,965 —	— —	(1 —)		1,891,964 —	208,116 —
New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—		22,841	47,682
QuaDPharma, LLC	$556,285.22 second note allonge at 10%. 141.75 Class A units of membership interest.	556,285 350,000	— —	(556,285 (350,000	) )	— —	59,332 —

	Total QuaDPharma	906,285	—	(906,285)		—	—

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares.	11,000 2,165,999 59,000	— — —	— — —		11,000 2,165,999 59,000	— — —

	Total Rheonix	2,235,999	—	—		2,235,999	—

SciAps, Inc.	187,500 Series A preferred shares.	1,000,000	500,000	—		1,500,000	—
SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	—
Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units.	— — —	250,000 1,070,680 80,000	— — —		250,000 1,070,680 80,000	— 98,952 —

	Total Teleservices	—	1,400,680	—		1,400,680	98,952

Total Affiliate Investments		$12,792,869	$3,904,068	($2,079,559)		$14,617,378	$689,238

Total Control and Affiliate Investments		$23,102,688	$3,909,404	($2,372,414)		$24,639,678	$2,362,641

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2015, 2014, 2013, 2012 and 2011

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	2015	2014	2013	2012	2011
Per Share Data:
Income from investment operations(1):
Investment income	$0.45	$0.40	$0.38	$0.39	$0.19
Expenses	0.29	0.39	0.37	0.27	0.24

Investment gain (loss) before income taxes	0.16	0.01	0.01	0.12	(0.05)
Income tax expense (benefit)	0.02	0.01	(0.01)	0.02	(0.04)

Net investment gain (loss)	0.14	0.00	0.02	0.10	(0.01)
Issuance of common stock	0.00	0.00	0.00	0.00	0.00
Purchase of treasury stock(2)	0.00	0.02	0.04	0.04	0.00
Net realized and unrealized gain on investments	0.10	0.71	0.42	0.18	0.21

Increase in net asset value	0.24	0.73	0.48	0.32	0.20
Net asset value, beginning of year, based on weighted average shares	5.11	4.38	3.90	3.58	3.38

Net asset value, end of year, based on weighted average shares	$5.35	$5.11	$4.38	$3.90	$3.58

Per share market value, end of year	$3.77	$4.09	$3.07	$2.34	$3.10

Total return based on market value	(7.82%)	33.2%	31.2%	(24.5)%	(4.02)%
Total return based on net asset value	4.64%	15.26%	8.87%	5.67%	5.85%
Supplemental Data:
Ratio of expenses before income taxes to average net assets	5.49%	8.27%	8.76%	7.16%	7.00%
Ratio of expenses including taxes to average net assets	7.89%	16.28%	14.03%	11.01%	10.41%
Ratio of net investment gain (loss) to average net assets	2.55%	0.07%	0.57%	2.73%	(0.34)%
Portfolio turnover	21.4%	21.5%	17.9%	22.6%	11.7%
Net assets end of year	$33,853,660	$32,353,441	$28,069,332	$25,782,300	$24,399,121
Weighted average shares outstanding, end of year	6,328,538	6,391,175	6,513,385	6,770,389	6,818,934

(1)	Per share data are based on shares outstanding and results are rounded.

(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001 Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. The following discussion describes the operations of Rand and its wholly-owned subsidiary Rand SBIC (collectively, the “Corporation”).

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

Fair Value of SBA Debentures – In September 2015, the SBA completed a pooling of SBA debenture borrowings with a coupon rate of 2.829% excluding a mandatory SBA annual charge estimated to be 0.804%. The total estimated rate for this pooling is 3.633%. Once pooled, the coupon rate becomes fixed for a 10-year period. The carrying value of SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Investments – Investments are valued at fair value as determined in good faith by the management of the Corporation and approved by the Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events.

Qualifying Assets – All of the Corporation’s investments were made in privately held small business enterprises, that were not investment companies, were principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

After reviewing each of our portfolio companies’ performance and the circumstances surrounding each investment, the Corporation ceased accruing interest income on First Wave Products Group, LLC (First Wave), Intrinsiq Materials Inc. (Intrinsiq) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $18,333, $16,200 and $7,400 for the years ended December 31, 2015, 2014 and 2013, respectively and is estimated to be $9,800 in 2016, $8,100 in 2017, and $4,000 in each of 2018 and 2019. The board fees were $11,000, $14,000 and $16,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $17,339, $15,492 and $15,492 in OID income for the years ended December 31, 2015, 2014 and 2013, respectively. OID income is estimated to be approximately $10,000 and $8,000 for 2016 and 2017, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are included in other assets, will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2015, 2014 and 2013 was $27,400, $24,686 and $37,958, respectively. Amortization expense for the next five years is estimated to average $27,000 per year.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid during the years ended December 31, 2015, 2014 and 2013 amounted to $2,402,317, $1,945,879 and $962,697, respectively. Interest paid during the years ended December 31, 2015, 2014 and 2013 was $269,066, $220,667 and $128,083, respectively. During 2015, 2014 and 2013, the Corporation converted $212,426, $211,127 and $310,322, respectively, of interest receivable and payment-in-kind interest (PIK) into debt investments. During the year ended December 31, 2014, the Corporation exchanged membership interests in QuaDPharma, LLC in the amount of $143,285 for common shares of Kinex Pharmaceuticals, Inc. During the year ended December 31, 2014, the Corporation recorded one escrow receivable for $1,510,248 from the sale of BinOptics Corporation. During 2014 the Corporation collected escrows of $680,612 from Liazon Corporation and $160,847 from Ultra-Scan Corporation. During 2015, the Corporation collected $32,962 in escrow receivable from Ultra-Scan Corporation.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2015, 62% of the Corporation’s total investment value was held in notes and equity securities in five portfolio companies. As of December 31, 2014, 57% of the Corporation’s total investment value was held in notes and equity securities in five portfolio companies.

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

SBA Debenture – The Corporation had $8,000,000 in outstanding SBA debentures at December 31, 2015 and December 31, 2014 with a weighted average interest rate of 3.54% as of December 31, 2015. The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include the Corporation’s automatic consent to the appointment of SBA or its designee as receiver under Section 311(c) of the Small Business Investment Act of 1958.

Reclassification – Certain balances in prior years were reclassified to conform to presentations adopted in 2015.

Recent Accounting Pronouncement – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as an asset. It is effective for annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not anticipated to have a material impact on the Corporation’s consolidated financial statements.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of December 31, 2015.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using financial information from these portfolio companies, which may include:

•	Financial information obtained from each portfolio company, including audited and unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment, or recent fundraising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and
•	Other factors deemed relevant by the Corporation’s management to assess valuation.

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

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction with a sophisticated non-strategic unrelated new investor entered into by the portfolio company. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2015:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$1,080,694	$—	$—	$5,064,041	$500,000	$6,644,735

Non-Control/Non-Affiliate Debt	—	—	—	—	1,608,974	1,608,974

Total Non-Control/Non-Affiliate	$1,080,694	$—	$—	$5,064,041	$2,108,974	$8,253,709

Affiliate Equity	$1,128,348	$22,841	$600,001	$10,524,065	$—	$12,275,255

Affiliate Debt	—	—	—	150,000	2,236,964	2,386,964

Total Affiliate	$1,128,348	$22,841	$600,001	$10,674,065	$2,236,964	$14,662,219

Control Equity	$13,400,000	$—	$99,500	$—	$—	$13,499,500

Control Debt	416,972	—	—	—	—	416,972

Total Control	$13,816,972	$—	$99,500	$—	$—	$13,916,472

Total Level 3 Investments	$16,026,014	$22,841	$699,501	$15,738,106	$4,345,938	$36,832,400

Range	3.6X-7.5X	1X	0.75X-2.5X	0.0X – 1.0X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Discount	Asset Value
Weighted Average	6.2X	1X	2X	0 .94X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$416,972	$—	$—	$416,972
Debt investments	5,076,632	—	—	5,076,632
Equity investments	31,338,796	—	—	31,338,796

Total	$36,832,400	$—	$—	$36,832,400

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Realized Gains (Losses) included in net change in net assets from operations:
BinOptics Corporation (Binoptics)	—	—	(5,394)	(5,394)
CrowdBouncer, Inc. (Crowdbouncer)	—	—	(300,000)	(300,000)

Total Realized Gains (Losses)	—	—	(305,394)	(305,394)
Unrealized Gains or Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	92,592	92,592
Crowdbouncer	—	—	300,000	300,000
First Wave Products Group, LLC (First Wave)	—	(728,031)	(22,000)	(750,031)
Gemcor II, LLC (Gemcor)	—	—	4,100,000	4,100,000
GiveGab, Inc. (Give Gab)	—	—	(191,907)	(191,907)
Intrinsiq Material, Inc. (Intrinsiq)	—	—	(600,002)	(600,002)
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	(250,000)	(250,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(150,000)	(97,625)	(247,625)
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	(187,500)	(187,500)
SciAps, Inc. (Sciaps)	—	—	(500,000)	(500,000)
SocialFlow, Inc. (Social Flow)	—	—	321,300	321,300
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(286,748)	(286,748)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(250,000)	(250,000)

Total Unrealized Gains and Losses	—	(878,031)	2,428,110	1,550,079
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	—	209,000	209,000
Binoptics	—	—	5,394	5,394
Chequed.com, Inc. (Chequed)	—	(250,000)	(1,383,222)	(1,633,222)
City Dining Cards, Inc. (City Dining)	—	—	500,000	500,000
First Wave	—	31,353	—	31,353
Genicon, Inc. (Genicon)	—	—	1,000,000	1,000,000
Give Gab	—	—	212,833	212,833
GoNoodle, Inc. (GoNoodle)	—	1,008,974	25	1,008,999
Intrinsiq	—	95,000	—	95,000
Knowledge Vision	—	—	200,001	200,001
Mercantile	—	9,997	—	9,997
Mezmeriz, Inc. (Mezmeriz)	—	(200,000)	351,477	151,477
Oncore Golf	—	150,000	175,000	325,000
Outmatch (formerly Chequed Holdings, LLC)	—	—	2,145,496	2,145,496
Rheonix, Inc. (Rheonix)	—	—	702,732	702,732
Sciaps	—	—	754,710	754,710
Social Flow	—	—	500,000	500,000
Statisfy, Inc. (Statisfy)	—	—	150,000	150,000
Teleservices	—	—	235,398	235,398
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	845,324	6,358,844	7,204,168
Repayments of Securities:
Carolina Skiff, LLC (Carolina Skiff)	—	(125,000)	(985,000)	(1,110,000)
Gemcor II, LLC (Gemcor)	(205,829)	—	—	(205,829)

Total Repayments of Securities	(205,829)	(125,000)	(985,000)	(1,315,829)
Transfers within Level 3	—	(150,000)	150,000	—

Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400

Change in unrealized appreciation on investments for the period included in changes in net assets				1,550,079
Net realized (losses) on investments for the period included in changes in net assets				($305,394)

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2013, of Level 3 Assets	$1,466,604	$4,172,417	$21,655,032	$27,294,053

Realized Gains (Losses) included in net change in net assets from operations:
BinOptics Corporation (Binoptics)	—	—	8,333,344	8,333,344
EmergingMed.com, Inc. (Emerging Med)	—	(778,253)	—	(778,253)
Liazon Corporation (Liazon)	—	—	(472,664)	(472,664)
QuaDPharma, LLC (Quadpharma)	—	—	160,634	160,634
Ultra-Scan Corporation (Ultra-Scan)	—	—	4,668	4,668

Total Realized Gains (Losses)	—	(778,253)	8,025,982	7,247,729
Unrealized Gains (Losses) included in net change in net assets from operations:
CrowdBouncer, Inc. (Crowdbouncer)	—	—	(300,000)	(300,000)
Emerging Med	—	778,253	—	778,253
Kinex Pharmaceuticals, Inc. (Kinex)	—	—	111,343	111,343
Knoa Software, Inc. (Knoa)	—	—	(356,900)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	—	—	(391,373)	(391,373)
NDT Acquisitions, LLC (NDT)	—	—	5,336	5,336

Total Unrealized Gains (Losses)	—	778,253	(931,594)	(153,341)
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
Chequed.com, Inc. (Chequed)	—	250,000	350,000	600,000
Crashmob, Inc. (Crashmob)	—	—	500,000	500,000
Crowdbouncer	—	—	300,000	300,000
Empire Genomics, LLC (Empire Genomics)	—	600,000	—	600,000
First Wave Products Group, LLC (First Wave)	—	170,844	—	170,844
GiveGab, Inc. (Give Gab)	—	—	153,388	153,388
Kinex	—	—	143,285	143,285
Knoa	—	—	479,155	479,155
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	300,000	300,000
Liazon	—	—	476,334	476,334
Mercantile Adjustment Bureau, LLC (Mercantile)	—	166,078	47,625	213,703
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	200,000	200,000
Quadpharma	—	—	(143,285)	(143,285)
SciAps, Inc. (Sciaps)	—	—	500,000	500,000
SocialFlow, Inc. (Social Flow)	—	—	750,000	750,000
Teleservices Solutions Holdings, LLC (Teleservices Holdings)	—	—	1,400,680	1,400,680

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	1,336,922	5,457,182	6,794,104
Repayments of Securities:
Binoptics	—	—	(10,133,343)	(10,133,343)
Carolina Skiff LLC (Carolina Skiff)	—	(125,000)	—	(125,000)
Gemcor II, LLC (Gemcor)	(287,518)	—	—	(287,518)
Liazon	—	—	(3,670)	(3,670)
Quadpharma	(556,285)	—	(367,349)	(923,634)
NDT	—	—	(5,336)	(5,336)
Ultra-Scan	—	—	(4,668)	(4,668)

Total Repayments of Securities	(843,803)	(125,000)	(10,514,366)	(11,483,169)
Transfers within Level 3	—	—	—	—

Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376

Change in unrealized appreciation on investments for the period included in changes in net assets				($153,341)
Net realized gains on investments for the period included in changes in net assets				$7,247,729

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – OTHER ASSETS

At December 31, 2015 and 2014, other assets was comprised of the following:

	2015	2014
Escrow receivable from BinOptics Corporation	$1,504,854	$1,510,248
Deferred debenture costs, net	199,627	227,027
Dividend receivable	86,724	37,978
Escrow receivable from Ultra-Scan	—	32,962
Equipment (net)	11,676	14,558
Operating receivables	1,159	2,027

Total other assets	$1,804,040	$1,824,800

During 2014 the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds were held in escrow and is scheduled to be released during 2016. During 2013, the Corporation sold its investment in Ultra-Scan Corporation (Ultra-Scan) and a portion of the sales proceeds were held in escrow and released during 2014 and 2015.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2015 and 2014 are approximately as follows:

	2015	2014
Operations	$305,000	$288,000
Investments	(2,701,000)	(2,170,000)
NOL & tax credit carryforwards	69,000	44,000
Valuation allowance	(34,000)	—

Deferred tax liability, net	($2,361,000)	($1,838,000)

The major temporary differences cited above include differences in the book and tax bases of the Corporation’s joint venture investments, as well as unrealized gains and losses on corporate investments that will be taxed when realized in future years. The Corporation assesses the recoverability of its deferred tax assets annually to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. Based on this assessment, it was determined that a valuation allowance was necessary against the deferred tax asset relating to certain state net operating loss carryforwards (NOL). No allowance was deemed necessary for 2014.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2015	2014	2013
Current:
Federal	$257,279	$2,670,129	$1,946,727
State	14,015	118,118	211,702

	271,294	2,788,247	2,158,429

Deferred:
Federal	320,546	(437,470)	(534,640)
State	202,289	69,013	(205,166)

	522,835	(368,457)	(739,806)

Total	$794,129	$2,419,790	$1,418,623

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2015	2014	2013
Net investment gain, realized gain and unrealized gain before income tax expense	$2,294,348	$6,961,271	$4,291,980

Expected tax expense at statutory rate	$780,078	$2,366,832	$1,459,273
State - net of federal effect	142,459	123,506	13,096
Pass-through benefit from portfolio investment	(135,262)	(71,850)	(51,156)
Dividend received deduction	(4,977)	(5,436)	(8,154)
Other	11,831	6,738	5,564

Total	$794,129	$2,419,790	$1,418,623

At December 31, 2015 and 2014, the Corporation had no federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there was a Pennsylvania net operating loss carryforward of $517,541 at December 31, 2015. As mentioned previously, the related deferred tax asset has a valuation allowance since the net operating loss is not expected to be utilized. For state tax purposes the Corporation had a NYS Qualified Emerging Technology Company (QETC) tax credit carryforward of $29,204 and $21,733 at December 31, 2015 and 2014. The QETC credit carryforward does not have an expiration date. The Corporation also has a Georgia Employer’s Jobs Tax Credit carryforward of $23,325 and $24,328 at December 31, 2015 and 2014 and this credit expires in the next nine to ten years.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 through 2015. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2012 through 2015.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no amount recognized for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2015 and 2014, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $8,000,000. The weighted average interest rate at December 31, 2015 was 3.54%.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge of 0.804%. The debentures have fixed interest rates and a 10 year maturity date. As of December 31, 2015, no additional leverage is available from the SBA.

The debentures outstanding at December 31, 2015 will mature as follows:

Maturity Date	Leverage
2022	3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000

Total Outstanding	$8,000,000

The Corporation was required to pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. Commitment and leverage draw fees of $0, $24,250 and $72,750 were paid during the years ended December 31, 2015, 2014 and 2013, respectively.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include the Corporation’s automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Act.

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2015 and 2014, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 22, 2015, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 22, 2016 at prices that are no greater than the then current net asset value. No shares were repurchased during the year ended December 31, 2015. During 2014, the Corporation repurchased 83,380 shares for $257,372 and paid an average of $3.09 per share. At December 31, 2015, the total treasury shares held was 534,496 shares with a total cost of $1,447,491.

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Appreciation on Investments
Balance, December 31, 2013	($889,317)	$13,522,890	$5,357,785

Net increase (decrease) in net assets from operations	21,835	4,767,484	(247,838)

Balance, December 31, 2014	($867,482)	$18,290,374	$5,109,947

Net increase (decrease) in net assets from operations	842,902	(27,973)	685,290

Balance, December 31, 2015	($24,580)	$18,262,401	$5,795,237

NOTE 7. – STOCK OPTION PLANS

In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”) that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2015, 2014 and 2013, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The employer contributions to the 401K Plan amounted to $44,793, $55,690 and $40,710 for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized capital gains of its SBIC subsidiary, net of all realized capital losses and unrealized depreciation of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined in the Plan. For purposes of the 20% profit sharing test, the Corporation interprets net income to be the total of the Corporation’s net investment gain and its net realized gain (loss) on sales and dispositions of investments, prior to inclusion of the estimated profit sharing obligation. The profit sharing payments are split equally between the Corporation’s two executive officers, each of whom is fully vested in the Plan.

The Corporation expensed $0, $899,500 and $887,244 under the Plan for the years ended December 31, 2015, 2014 and 2013, respectively. Included in the profit sharing and bonus payable line on the accompanying statement of financial position at December 31, 2015 is $182,000 to be paid to the executive officers upon collection of the escrow receivable in 2016. Estimated payroll taxes and benefits on the profit sharing have been accrued at December 31, 2015, 2014 and 2013. The amounts approved do not exceed the defined limits.

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has an agreement which provides health benefits for the spouse of a former officer of the Corporation. Remaining payments projected to be paid to the surviving spouse have been fully accrued. Total accrued health benefits under this agreement at December 31, 2015 and 2014 were $27,869 and $34,015, respectively.

The Corporation has a lease for office space which expires in December 2020. Rent expense under this operating lease for the years ended December 31, 2015, 2014 and 2013 was $19,200, $18,840 and $18,480, respectively. The operating lease obligations are approximately as follows:

Year	Amount
2016	$18,500
2017	18,800
2018	19,100
2019	19,400
Thereafter	19,700

Total	$95,500

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. – UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the Rule 4.08(g) of Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, comparative financial information is presented below.

	For the years ended December 31
	2015 (000’s)	2014 (000’s)
Balance Sheet:
Current assets	$18,131	$18,136
Non-current assets	$10,417	$10,506
Current liabilities	$8,609	$7,438
Non-current liabilities	$356	$834
Income Statement:
Net sales	$36,603	$29,875
Gross profit	$7,704	$7,537
Net income	$4,768	$4,727

NOTE 11. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2015
Investment income	$745,787	$718,279	$718,524	$641,747
Net increase in net assets from operations	$891,078	$286,497	$143,096	$179,548
Basic and diluted net increase in net assets per share from operations	$0.14	$0.05	$0.02	$0.03
2014
Investment income	$825,620	$569,349	$671,559	$517,947
Net increase (decrease) in net assets from operations	$3,967,876	$223,442	$519,776	($169,613)
Basic and diluted net increase (decrease) in net assets per share from operations	$0.63	$0.03	$0.08	($0.03)

NOTE 12. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2015	2014	2013
Balance at beginning of year	($128,311)	($122,000)	($196,795)
Provision for losses	—	(6,311)	—
Write offs/Recoveries	6,311	—	74,795

Balance at end of year	($122,000)	($128,311)	($122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. – SUBSEQUENT EVENT

On December 29, 2015 the Corporation entered into an asset purchase agreement under which it agreed to sell its investment in Gemcor II LLC (Gemcor). The required percentage of Gemcor shareholders ratified and approved the sale in January 2016. The transaction is anticipated to close in the first quarter of 2016, and remains subject to customary approvals and closing conditions. Based on the Corporation’s ownership of Gemcor, gross cash proceeds of approximately $14 million are expected upon completion of the transaction. The final aggregate purchase price payable by the buyer remains subject to post-closing working capital adjustments. Additionally, the Corporation will incur the related profit sharing expense in the first quarter of 2016.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED LOSS

For the Year Ended December 31, 2015

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
GoNoodle, Inc. (GoNoodle) (formerly HealthTeacher, Inc.)	$1,000,025	$—
Genicon, Inc. (Genicon)	1,000,000	—
SciAps, Inc. (SciAps)	749,999	—
Rheonix, Inc. (Rheonix)	680,475	—
Tilson Technology Management, Inc. (Tilson)	600,000	—
Outmatch (formerly Chequed Holdings LLC)	500,000	—
City Dining Cards, Inc. (City Dining)	500,000	—
SocialFlow, Inc. (Social Flow)	500,000	—
OnCore Golf Technology, Inc. (Oncore Golf)	325,000	—
GiveGab, Inc. (Give Gab)	212,833	—
Knowledge Vision Systems Inc. (Knowledge Vision)	200,001	—
BeetNPath, LLC (BeetNPath)	200,000	—
Mezmeriz, Inc. (Mezmeriz)	151,477	—
Statisfy, Inc. (Statisfy) (formerly CrashMob, Inc.)	150,000	—
Teleservices Solutions Holdings, LLC (Teleservices)	104,198	—
Intrinsiq Materials, Inc. (Intrinsiq)	95,000	—

Total of new investments	6,969,008	—
Other changes to investments:
Teleservices dividend conversion	131,200	—
First Wave Products Group, LLC (First Wave) interest conversion and OID amortization	31,353	—
Rheonix interest conversion	22,257	—
Outmatch interest conversion	12,274	—
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	9,997	—
BeetNPath interest conversion	9,000	—
GoNoodle interest conversion	8,974	—
SciAps interest conversion	4,711	—

Total of other changes to investments	229,766	—
Investments repaid, sold or liquidated:
Gemcor II, LLC (Gemcor) repayment	(205,828)	—
CrowdBouncer, Inc. (Crowdbouncer) realized loss	(300,000)	(300,000)
Synacor, Inc. (Synacor) shares sold	(385,680)	262,925
Carolina Skiff LLC (Carolina Skiff) repayment	(1,110,000)	—
Binoptics Corporation (Binoptics) escrow adjustment	—	(5,394)

Total investments repaid, sold or liquidated	(2,001,508)	(42,469)

Net change in investments, at cost	$5,197,266	($42,469)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiary (the “Corporation”) as of December 31, 2015 and 2014, including the consolidated schedule of portfolio investments as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2015, and the financial highlights schedule for each of the five years in the period then ended. These consolidated financial statements and the financial highlights schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2015 and 2014. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights schedule referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2015 and 2014, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2015, and the financial highlights schedule for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the investment securities included in the consolidated financial statements valued at $36,832,400 (109% of net assets) and $30,305,376 (94% of net assets) as of December 31, 2015 and 2014, respectively include securities valued at $36,832,400 and $29,699,376, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

The supplementary schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2015 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s consolidated financial statements. The supplemental information is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2015 is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 10, 2016

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2015.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the corporation to provide only management’s report in this Annual Report.

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

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2016 Proxy Statement”).

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

Item 11.    Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2016 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2016 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2016 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2016 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANT (INDEPENDENT ACCOUNTANT) FEES”.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2015 and 2014

Statements of Operations for the three years in the period ended December 31, 2015

Statements of Changes in Net Assets for the three years in the period ended December 31, 2015

Statements of Cash Flows for the three years in the period ended December 31, 2015

Schedule of Portfolio Investments as of December 31, 2015

Schedule of Portfolio Investments as of December 31, 2014

Financial Highlights Schedule for the five years in the period ended December 31, 2015

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Loss for the year ended December 31, 2015

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

Date: March 10, 2016	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum / President	March 10, 2016

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Treasurer	March 10, 2016

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum / Director	March 10, 2016

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 10, 2016

/s/ Ross B. Kenzie Ross B. Kenzie / Director	March 10, 2016

/s/ Robert S. McLeese Robert S. McLeese / Director	March 10, 2016

/s/ Reginald B. Newman II Reginald B. Newman II / Director	March 10, 2016

/s/ E. Wycliffe Orr, Jr. E. Wycliffe Orr, Jr / Director	March 10, 2016

/s/ Jayne K. Rand Jayne K. Rand / Director	March 10, 2016

/s/ Robert M. Zak Robert M. Zak / Director	March 10, 2016