Form 10-Q
period 2016-03-31
RAND CAPITAL CORP
filed 2016-05-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As May 4, 2016, there were 6,328,538 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Investments at fair value:
Control investments (cost of $99,500 and $1,141,472, respectively)	$1,512,000	$13,916,472
Affiliate investments (cost of $19,013,217 and $17,663,217, respectively)	15,589,419	14,662,219
Non-affiliate investments (cost of $8,911,074 and $8,606,053, respectively)	8,558,730	8,253,709

Total investments, at fair value (cost of $ 28,023,791 and $27,410,742, respectively)	25,660,149	36,832,400
Cash	17,945,585	5,844,795
Interest receivable (net of allowance: $122,000 at 3/31/16 and 12/31/15)	208,934	215,224
Deferred tax asset	527,511	—
Prepaid income taxes	—	65,228
Other assets	1,628,879	1,604,413

Total assets	$45,971,058	$44,562,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,807,223	$7,800,373
Income tax payable	2,686,997	—
Deferred tax liability	—	2,361,186
Profit sharing and bonus payable	1,593,659	282,000
Accounts payable and accrued expenses	208,719	238,911
Deferred revenue	38,320	25,930

Total liabilities	12,334,918	10,708,400
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 as of 3/31/16 and 12/31/15	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,106,558)	(24,580)
Undistributed net realized gain on investments	26,495,753	18,262,401
Net unrealized (depreciation) appreciation on investments	(1,573,657)	5,795,237
Treasury stock, at cost; 534,496 shares as of 3/31/16 and 12/31/15	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 3/31/16: $5.31, 12/31/15: $5.35)	33,636,140	33,853,660

Total liabilities and stockholders’ equity	$45,971,058	$44,562,060

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Investment income:
Interest from portfolio companies:
Control investments	$11,828	$22,145
Affiliate investments	64,962	115,129
Non-Control/Non-Affiliate investments	61,104	48,800

Total interest from portfolio companies	137,894	186,074
Interest from other investments:
Non-Control/Non-Affiliate investments	3,061	6,821

Total interest from other investments	3,061	6,821
Dividend and other investment income:
Control investments	—	412,151
Affiliate investments	47,565	29,368

Total dividend and other investment income	47,565	441,519
Fee income:
Control investments	2,000	2,000
Affiliate investments	695	1,417
Non-Control/Non-Affiliate investments	2,916	3,916

Total fee income	5,611	7,333

Total investment income	194,131	641,747

Operating expenses:
Salaries	155,438	149,555
Bonus and profit sharing	1,411,659	—
Employee benefits	89,511	30,407
Directors’ fees	47,375	21,750
Professional fees	64,760	73,069
Stockholders and office operating	62,494	59,397
Insurance	11,260	11,254
Corporate development	15,470	16,981
Other operating	3,600	3,650

	1,861,567	366,063
Interest on SBA obligations	77,569	74,322

Total operating expenses	1,939,136	440,385

Net investment (loss) income before income taxes	(1,745,005)	201,362

Income tax (benefit) expense	(663,027)	72,067

Net investment (loss) income	(1,081,978)	129,295

Net realized gain on investments:
Control investments	13,176,313	—
Non-Control/Non-Affiliate investments	—	131,744

Net realized gain before income taxes	13,176,313	131,744
Income tax expense	4,942,961	47,151

Net realized gain on investments	8,233,352	84,593
Net (decrease) in unrealized appreciation on investments:
Control investments	(11,362,500)	—
Affiliate investments	(422,800)	—
Non-Control/Non-Affiliate investments	—	(54,509)

Change in unrealized appreciation before income taxes	(11,785,300)	(54,509)
Deferred income tax benefit	(4,416,406)	(20,169)

Net decrease in unrealized appreciation on investments	(7,368,894)	(34,340)

Net realized and unrealized gain on investments	864,458	50,253

Net (decrease) increase in net assets from operations	($217,520)	$179,548

Weighted average shares outstanding	6,328,538	6,328,538
Basic and diluted net (decrease) increase in net assets from operations per share	($0.04)	$0.03

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net assets at beginning of period	$33,853,660	$32,353,441
Net investment (loss) income	(1,081,978)	129,295
Net realized gain on investments	8,233,352	84,593
Net (decrease) in unrealized appreciation on investments	(7,368,894)	(34,340)

Net (decrease) increase in net assets from operations	(217,520)	179,548

Total (decrease) increase in net assets	(217,520)	179,548

Net assets at end of period	$33,636,140	$32,532,989

Accumulated net investment loss	($1,106,558)	($738,187)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($217,520)	$179,548
Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
Investments in portfolio companies	(1,650,000)	(2,662,859)
Proceeds from sale of investments	13,801,313	335,234
Proceeds from loan repayments	416,972	48,617
Decrease in unrealized appreciation on investments before income taxes	11,785,300	54,509
Deferred tax (benefit) expense	(2,888,697)	22,431
Realized gain on portfolio investments before income taxes	(13,176,313)	(131,744)
Depreciation and amortization	8,350	8,223
Original issue discount amortization	(2,499)	(3,873)
Non-cash conversion of debenture interest	(2,522)	(25,454)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	6,290	(37,089)
Decrease in other assets	(25,965)	(32,639)
Increase (decrease) in prepaid income taxes	65,228	(102,187)
Increase (decrease) in income taxes payable	2,686,997	(2,065,795)
Decrease in accounts payable and accrued expenses	(30,192)	(157,181)
Increase (decrease) in profit sharing and bonus payable	1,311,659	(727,325)
Increase in deferred revenue	12,389	15,666

Total adjustments	12,318,310	(5,461,466)

Net cash provided by (used in) operating activities	12,100,790	(5,281,918)
Net increase (decrease) in cash	12,100,790	(5,281,918)
Cash:
Beginning of period	5,844,795	13,230,717

End of period	$17,945,585	$7,948,799

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 25.4% of net assets: (j)
Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%
City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017. (i) Interest receivable $112,833.	6/13/14	<1%	900,000	900,000	2.7%
GoNoodle, Inc. (g)	$1,000,000 secured note at 12%	2/6/15	<1%	1,011,496	1,011,496	3.0%
(Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	due January 31, 2020, (1% Payment in Kind (PIK)).
	Warrant for 47,324 Series C Preferred shares.			25	25

	Total GoNoodle			1,011,521	1,011,521

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $68,776.	10/22/12	4%			3.2%
				1,083,193	1,083,193

				150,000	0

				97,625	0

	Total Mercantile			1,330,818	1,083,193

Outmatch (e)(g) (Chequed Holdings, LLC)	2,264,995 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	6.4%
Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com

	Total Outmatch			2,145,496	2,145,496

SocialFlow, Inc. (e)(g)	1,049,538 Series B preferred shares.	4/5/13	4%			6.2%
New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com				500,000	731,431
	1,204,819 Series B-1 preferred shares.
				750,000	839,648
	717,772 Series C preferred			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,911,074	$8,558,730

Affiliate Investments – 46.3% of net assets (k)
BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.1%
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%
ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%
First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	661,563 316,469 22,000	250,000 0 0	0.7%

	Total First Wave			1,000,032	250,000

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,000,000 Senior term loan at 12% due April 1, 2019.	4/10/15	6%	1,000,000 1,000,000	1,000,000 1,000,000	5.9%

	Total Genicon			2,000,000	2,000,000

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.3%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016.	9/19/13	7%	600,002 95,000	0 95,000	0.3%

	Total Intrinsiq			695,002	95,000

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155	0 449,455	1.3%

				1,229,155	449,455

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
KnowledgeVision Systems, Inc. (e)(g)	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	0	1.5%
Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%
Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	1,891,964 —	1,891,964 —	5.6%

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc. (e)(g)	150,000 Series AA preferred shares.	12/31/14	7%	375,000	187,500	1.4%
Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	$300,000 subordinated convertible promissory notes at 6% due January 24, 2017.			300,000	300,000

	Total OnCore			675,000	487,500

Rheonix, Inc. (e)	9,676 common shares.	10/29/09	5%	—	11,000	8.7%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	(g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.			2,099,999 — 702,732	2,165,999 59,000 702,732

	Total Rheonix			2,802,731	2,938,731

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	7/12/13	9%	1,500,000 504,710 250,000	1,000,000 504,710 250,000	5.2%

	Total SciAps			2,254,710	1,754,710

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	8/18/14	10%	20,968 629,032	20,968 629,032	1.9%

	Total Statisfy			650,000	650,000

Teleservices Solutions Holdings, LLC (g)(m)	250,000 Class B preferred units.	5/30/14	6%	250,000	0	4.1%
Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.			1,190,680 91,200 104,198	1,190,680 91,200 104,198

	Total Teleservices			1,636,078	1,386,078

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$19,013,217	$15,589,419

Control Investments – 4.5% of net assets (l)
Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (e)(g)(h) West Seneca, NY. Holding company following sale of business. (Manufacturing) www.gemcor.com	Escrow receivable from sale of business in March 2016.	6/28/04	31%	0	1,412,500	4.2%

Subtotal Control Investments				$99,500	$1,512,000

TOTAL INVESTMENTS – 76.3%				$28,023,791	$25,660,149
OTHER ASSETS IN EXCESS OF LIABILITIES – 23.7%					7,975,991

NET ASSETS – 100%					$33,636,140

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At March 31, 2016, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2016, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of March 31, 2016, the total cost of investment securities was approximately $28.0 million. Net unrealized depreciation was approximately $2.4 million, which was comprised of $2.7 million of unrealized appreciation of investment securities and ($5.1) million related to unrealized depreciation of investment securities. At March 31, 2016, the aggregate gross unrealized gain for federal income tax purposes was $3.0 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.8) million. The net unrealized loss for federal income tax purposes was $1.8 million based on a tax cost of $27.5 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$—	$—	$99,500	$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%.	416,972	—	(416,972)	—	11,828
	31.25 membership units.	13,400,000	—	(11,987,500)	1,412,500	2,000

	Total Gemcor	13,816,972	—	(12,404,472	1,412,500	13,828

	Total Control Investments	$13,916,472	$—	($12,404,472)	$1,512,000	$13,828

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$359,000	$—	$—	$359,000	$—
Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000	—	—	600,000	34,101
ClearView Social, Inc.	312,500 Series seed plus preferred shares.	—	200,000	—	200,000	—
First Wave Products	$500,000 senior term notes at 10%.	250,000	—	—	250,000	417
Group, LLC	$280,000 junior term notes at 10%.	—	—	—	—	—
	Warrant for 41,619 capital securities.	—	—	—	—	—

	Total First Wave	250,000	—	—	250,000	417

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	—	—	1,000,000	—
	$1,000,000 senior term loan at 12%.	—	1,000,000	—	1,000,000	9,611

	Total Genicon	1,000,000	1,000,000		2,000,000	9,611

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	—	—	424,314	—
G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares.	—	—	—	—	—
	$95,000 convertible promissory note at 8%.	95,000	—	—	95,000	—

	Total Intrinsiq	95,000	—	—	95,000	—

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	381,503	—	(381,503)	—	—
	1,876,922 Series B preferred shares.	490,752	—	(41,297)	449,455	—

	Total Knoa	872,255	—	(422,800)	449,455	—

KnowledgeVision	200,000 Series A-1 preferred shares.	—	—	—	—	—
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—
	129,033 Series A-3 preferred shares.	165,001	—	—	165,001	—
	Warrant for 46,743 Series A-3 shares.	35,000	—	—	35,000	—

	Total Knowledge Vision	500,001	—	—	500,001	—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	—	—	351,477	—
Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964	—	—	1,891,964	52,029
	15% Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,964	—	—	1,891,964	52,029

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	—
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares.	187,500	—	—	187,500	—
	$300,000 subordinated convertible promissory notes at 6%.	150,000	150,000	—	300,000	3,600

	Total OnCore	337,500	150,000	—	487,500	3,600

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—
	589,420 Series B preferred shares.	702,732	—	—	702,732	—

	Total Rheonix	2,938,731	—	—	2,938,731	—

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	—	—	1,000,000	—
	274,299 Series A-1 convertible preferred shares.	504,710	—	—	504,710	—
	117,371 Series B preferred shares.	250,000	—	—	250,000	—

	Total SciAps	1,754,710	—	—	1,754,710	—

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	13,464
Statisfy, Inc.	65,000 Series seed preferred shares.	20,968	—	—	20,968	—
	Warrant for 1,950,000 Series seed preferred shares.	629,032	—	—	629,032	—

	Total Statisfy	650,000	—	—	650,000	—

Teleservices Solutions Holdings, LLC	250,000 Class B shares.	—	—	—	—	—
	1,000,000 Class C shares.	1,190,680	—	—	1,190,680	—
	80,000 Class D preferred units.	91,200	—	—	91,200	—
	104,198 Class E preferred units.	104,198	—	—	104,198	—

	Total Teleservices	1,386,078	—	—	1,386,078	—

Tilson Technology Management, Inc.	12 Series B preferred shares.	600,000	—	—	600,000	—

	Total Affiliate Investments	$14,662,219	$1,350,000	($422,800)	$15,589,419	$113,222

	Total Control and Affiliate Investments	$28,578,691	$2,762,500	($14,239,772)	$17,101,419	$127,050

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of another category.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2016 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2016
Software	31.0%
Healthcare	25.1%
Manufacturing	22.9%
Contact Center	9.6%
Consumer Product	5.4%
Professional Services	2.3%
Oil and Gas	1.9%
Electronics	1.4%
Marketing	0.4%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 24.4% of net assets: (j)
Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%
City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $92,833.	6/13/14	—	600,000	600,000	1.8%
GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,008,974 25	1,008,974 25	3.0%

	Total GoNoodle			1,008,999	1,008,999

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2015) due October 30, 2017.	10/22/12	4%	1,080,694	1,080,694	3.2%
	(e) $150,000 subordinated debenture at 8% due June 30, 2018.			150,000	0
	Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $93,455.			97,625	0

	Total Mercantile			1,328,319	1,080,694

Outmatch (e)(g)	2,264,995 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.3%
(Formerly Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com

	Total Outmatch			2,145,496	2,145,496

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.1%
	1,204,819 Series B-1 preferred shares.			750,000	839,648
	717,772 Series C preferred			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%
Columbus, OH. Natural gas transportation.
(Oil and Gas)
www.somersetgas.com
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,606,053	$8,253,709

Affiliate Investments – 43.3% of net assets (k)
BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.0%
Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%
First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care)	$500,000 senior term notes at 10% due December 31, 2016.	4/19/12	7%	661,563	250,000	0.7%
	$280,000 junior term notes at 10% due December 31, 2016.			316,469	0
www.firstwaveproducts.com	Warrant for 41,619 capital securities.			22,000	0

	Total First Wave			1,000,032	250,000

Genicon, Inc. (e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%
GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.2%
G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016.	9/19/13	7%	600,002 95,000	0 95,000	0.3%

	Total Intrinsiq			695,002	95,000

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155	381,503 490,752	2.6%

				1,229,155	872,255

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	0	1.5%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000

	Total KnowledgeVision			750,001	500,001

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning.	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%
(Electronics Developer) www.mezmeriz.com
Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017.	9/24/09	15%	1,891,964	1,891,964	5.6%
	15% Class A common membership interest.			—	—

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc. (e)(g)	150,000 Series AA preferred shares.	12/31/14	7%	375,000	187,500	1.0%
Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	$150,000 subordinated convertible promissory note at 6% due January 24, 2017.			150,000	150,000

	Total OnCore			525,000	337,500

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	5%	—	11,000	8.7%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) 589,420 Series B preferred shares.			702,732	702,732

	Total Rheonix			2,802,731	2,938,731

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares.	7/12/13	9%	1,500,000	1,000,000	5.2%
	274,299 Series A-1 convertible preferred shares.			504,710	504,710
	117,371 Series B preferred shares.			250,000	250,000

	Total SciAps			2,254,710	1,754,710

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.5%
Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares.	8/18/14	10%	20,968	20,968	1.9%
	Warrant for 1,950,000 Series seed preferred shares.			629,032	629,032

	Total Statisfy			650,000	650,000

Teleservices Solutions Holdings, LLC (g)(n) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	6%	250,000	0	4.1%
	1,000,000 Class C preferred units.			1,190,680	1,190,680
	80,000 Class D preferred units.			91,200	91,200
	104,198 Class E preferred units.			104,198	104,198

	PIK dividend for Series C and D at 12% and 14%, respectively.
	Total Teleservices			1,636,078	1,386,078

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$17,663,217	$14,662,219

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments – 41.1% of net assets (l)
Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017.	6/28/04	31%	416,972	416,972	40.8%
	31.25 membership units.			625,000	13,400,000

	Total Gemcor			1,041,972	13,816,972

Subtotal Control Investments				$1,141,472	$13,916,472

TOTAL INVESTMENTS – 108.8%				$27,410,742	$36,832,400
LIABILITIES IN EXCESS OF OTHER
ASSETS – (8.8%)					(2,978,740)

NET ASSETS – 100%					$33,853,660

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$—	$—	$99,500	$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%.	622,800	—	(205,828)	416,972	77,077
	31.25 membership units.	9,300,000	4,100,000	—	13,400,000	1,743,934

	Total Gemcor	9,922,800	4,100,000	(205,828)	13,816,972	1,821,011

	Total Control Investments	$10,022,300	$4,100,000	($205,828)	$13,916,472	$1,821,011

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	—	$359,000	—	$359,000	7,250
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%.	985,000	—	(985,000)	—	81,782
	$250,000 subordinated promissory note at 14%.	125,000	—	(125,000)	—	14,778
	6.0825% Class A common membership interest.	600,000	—	—	600,000	116,052

	Total Carolina Skiff	1,710,000	—	(1,110,000)	600,000	212,612

Chequed.com, Inc.	408,476 Series A preferred shares.	1,383,222	—	(1,383,222)	—	—
	$250,000 convertible promissory note at 8%.	250,000	—	(250,000)	—	11,507

	Total Chequed	1,633,222	—	(1,633,222)	—	11,507

CrowdBouncer, Inc.	300,000 Series A preferred shares.	—	—	—	—	—
First Wave Products	$500,000 senior term notes at 10%.	637,992	23,571	(411,563)	250,000	24,571
Group, LLC	$280,000 junior term notes at 10%.	308,687	7,782	(316,469)	—	8,447
	Warrant for 41,619 capital securities.	22,000	—	(22,000)	—	—

	Total First Wave	968,679	31,353	(750,032)	250,000	33,018

Genicon, Inc.	1,586,902 Series B preferred shares.	—	1,000,000	—	1,000,000	—
GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	(191,907)	424,314	—
G-TEC Natural Gas Systems	17.8% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares.	600,002	—	(600,002)	—	—
	$95,000 convertible promissory note at 8%.	—	95,000	—	95,000	2,436

	Total Intrinsiq	600,002	95,000	(600,002)	95,000	2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	381,503	—	—	381,503	—
	1,876,922 Series B preferred shares.	490,752	—	—	490,752	—

		872,255	—	—	872,255	—

KnowledgeVision	200,000 Series A-1 preferred shares.	250,000	—	(250,000)	—	—
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—
	129,033 Series A-3 preferred shares.	—	165,001	—	165,001	—
	Warrant for 46,743 Series A-3 shares.	—	35,000	—	35,000	—

	Total Knowledge Vision	550,000	200,001	(250,000)	500,001	—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	—	351,477	—	351,477	—
	$200,000 convertible notes at 8%.	200,000	—	(200,000)	—	—

	Total Mezmeriz	200,000	351,477	(200,000)	351,477	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964	—	—	1,891,964	208,116
	15% Class A common membership interest.	—	—	—	—	—

	Total Microcision	1,891,964	—	—	1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	30,409
OnCore Golf	150,000 Series AA preferred shares.	—	375,000	(187,500)	187,500	—
Technology, Inc.	$150,000 subordinated convertible promissory note at 6%.	—	150,000	—	150,000	3,945

	Total OnCore	—	525,000	(187,500)	337,500	3,945

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares.	11,000	—	—	11,000	—
	1,839,422 Series A preferred shares.	2,165,999	—	—	2,165,999	—
	50,593 common shares.	59,000	—	—	59,000	—
	589,420 Series B preferred shares.	—	702,732	—	702,732	—
	$680,475 convertible promissory notes at 8%.	—	702,732	(702,732)	—	22,258

	Total Rheonix	2,235,999	1,405,464	(702,732)	2,938,731	22,258

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,500,000	—	(500,000)	1,000,000	—
	274,299 Series A-1 convertible preferred shares.	—	504,710	—	504,710	4,711
	117,371 Series B preferred shares.	—	250,000	—	250,000	—

	Total SciAps	1,500,000	754,710	(500,000)	1,754,710	4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	4,355
Statisfy, Inc.	65,000 Series seed preferred shares.	—	20,968	—	20,968	—
	Warrant for 1,950,000 Series seed preferred shares.	—	629,032	—	629,032	—

	Total Statisfy	—	650,000	—	650,000	—

Teleservices Solutions	250,000 Class B shares.	250,000	—	(250,000)	—	—
Holdings, LLC	1,000,000 Class C shares.	1,070,680	120,000	—	1,190,680	168,000
	80,000 Class D preferred units.	80,000	11,200	—	91,200	15,680
	104,198 Class E preferred units.	—	104,198	—	104,198	—

	Total Teleservices	1,400,680	235,398	(250,000)	1,386,078	183,680

Tilson Technology Management, Inc.	12 Series B preferred shares.	—	600,000	—	600,000	14,417

	Total Affiliate Investments	$14,617,378	$6,420,236	($6,375,395)	$14,662,219	$738,714

	Total Control and Affiliate Investments	$24,639,678	$10,520,236	($6,581,223)	$28,578,691	$2,559,725

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of another category.
(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.
(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Manufacturing	49.6%
Software	22.2%
Healthcare	13.9%
Contact Center	6.7%
Consumer Product	3.3%
Professional Services	1.6%
Oil and Gas	1.4%
Electronics	1.0%
Marketing	0.3%

Total Investments	100%

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2015.

The majority of our venture capital investments are completed through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC, and then Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

We operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Corporation and Rand SBIC.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	2016 Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

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

Fair Value of SBA Debentures—In March 2016, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.507%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.311%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

After reviewing each of our portfolio companies’ performance and the circumstances surrounding each investment, the Corporation ceased accruing interest income on First Wave Products Group, LLC (First Wave), Intrinsiq Materials Inc. (Intrinsiq) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loans in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $3,611 and $4,333 for the three months ended March 31, 2016 and 2015, respectively. The board fees were $2,000 and $3,000 for the three months ended March 31, 2016 and 2015, respectively.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments - Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. The cost of securities that have, in management’s judgment, become worthless are written off and reported as realized losses when appropriate. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $2,499 and $3,873 in OID income for the three months ended March 31, 2016 and 2015, respectively. OID income is estimated to be approximately $7,500 for the remainder of 2016 and $8,350 for 2017.

Deferred Debenture Costs - The Financial Accounting Standards Board (FASB) issued an Accounting Standard Update 2015-03 (ASU) that required the debt issuance costs be presented as a direct deduction from the related debt liability. Therefore, the SBA debenture origination and commitment costs are presented as a direct deduction from the debt liability (see Note 6). As a result $199,627 was reclassified from other assets to debentures guaranteed by the SBA in the accompanying consolidated statement of financial position as of December 31, 2015. These costs are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid early. Amortization expense was $6,850 for each of the three months ended March 31, 2016 and 2015. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at March 31, 2016 and December 31, 2015 with a weighted average interest rate of 3.54% as of March 31, 2016. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information - Income taxes paid, net of refunds, during the three months ended March 31, 2015 was $2,244,600. No income taxes were paid during the three months ended March 31, 2016. Interest paid during the three months ended March 31, 2016 and 2015 was $141,050 and $128,650, respectively. The Corporation converted $2,522 and $25,454 of interest receivable into investments during the three months ended March 31, 2016 and 2015, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2016 and December 31, 2015, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 22, 2015, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 22, 2016 at prices that are no greater than the then current net asset value. No shares were repurchased during the three months ended March 31, 2016 and the total treasury shares held was 534,496 shares with a total cost of $1,447,491 at March 31, 2016. Therefore, at March 31, 2016, the Corporation had authorization to purchase up to an additional 465,504 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2016, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $1,411,659 under the Plan for the three months ended March 31, 2016. There were no amounts earned pursuant to the Plan for the three months ended March 31, 2015. Estimated payroll taxes and benefits on the profit sharing under the Plan have been accrued at March 31, 2016. The amounts accrued do not exceed the defined limits under the Plan. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the three months ended March 31, 2015.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax provisions at March 31, 2016 and December 31, 2015.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the three months ended March 31, 2016 or 2015.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At March 31, 2016, Rheonix, Inc. (Rheonix), Outmatch (Chequed Holdings, LLC) (Outmatch), Social Flow, Inc. (Social Flow), Genicon, Inc. (Genicon) and Microcision LLC (Microcision) represented 11%, 8%, 8%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

Reclassification – Certain balances in prior years were reclassified to conform to presentations adopted in 2016.

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

The loan and debt securities may also be valued at an amount other than the price the security would command given the rate and related inherent portfolio risk of the investment.

A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

•	Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. To the extent the value exceeds the remaining principal amount of the debt or loan and all other debt securities of the portfolio company, the fair value of such securities is generally estimated to be their cost. However, where value is less than the remaining principal amount of the loan and all other debt securities, the Corporation may discount the value of such securities. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of March 31, 2016.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2016:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$1,083,193	$—	$—	$5,064,041	$500,000	$6,647,234

Non-Control/Non-Affiliate Debt	—	—	—	—	1,911,496	1,911,496

Total Non-Control/Non-Affiliate	$1,083,193	$—	$—	$5,064,041	$2,411,496	$8,558,730

Affiliate Equity	$1,128,348	$22,841	$600,001	$10,301,265	$—	$12,052,455

Affiliate Debt	—	—	—	300,000	3,236,964	3,536,964

Total Affiliate	$1,128,348	$22,841	$600,001	$10,601,265	$3,236,964	$15,589,419

Control Equity	$—	$—	$99,500	$—	$1,412,500	$1,512,000

Control Debt	—	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$1,412,500	$1,512,000

Total Level 3 Investments	$2,211,541	$22,841	$699,501	$15,665,306	$7,060,960	$25,660,149

Range	3.6X-7.5X	1X	0.75X-2.5X	0.0X – 1.0X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Discount	Asset Value
Weighted Average	5.74X	1X	2X	0 .94X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at March 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,000,000	$—	$—	$1,000,000
Debt investments	5,531,653	—	—	5,531,653
Equity investments	19,128,496	—	—	19,128,496

Total	$25,660,149	$—	$—	$25,660,149

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$416,972	$—	$—	$416,972
Debt investments	5,076,632	—	—	5,076,632
Equity investments	31,338,796	—	—	31,338,796

Total	$36,832,400	$—	$—	$36,832,400

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	13,176,313	13,176,313

Total Realized Gains	—	—	13,176,313	13,176,313
Unrealized Losses included in net change in net assets from operations
Gemcor II, LLC (Gemcor)	—	—	(11,362,500)	(11,362,500)
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)

Total Unrealized Losses	—	—	(11,785,300)	(11,785,300)
Purchases of Securities/Changes to Securities/Non-cash conversions:
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
Empire Genomics, LLC (Empire Genomics)	—	300,000	—	300,000
Genicon, Inc. (Genicon)	1,000,000	—	—	1,000,000
GoNoodle, Inc. (GoNoodle)	—	2,522	—	2,522
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,000,000	455,021	200,000	1,655,021
Repayments of Securities
Gemcor	(416,972)	—	(13,801,313)	(14,218,285)

Total Repayments of Securities	(416,972)	—	(13,801,313)	(14,218,285)

Ending Balance, March 31, 2016, of Level 3 Assets	$1,000,000	$5,531,653	$19,128,496	$25,660,149

Change in unrealized appreciation on investments for the period included in changes in net assets				($11,785,300)
Net realized gain on investments for the period included in changes in net assets				$13,176,313

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Purchases of Securities/Changes to Securities/Non-cash conversions:
First Wave Products Group, LLC (First Wave)	—	25,385	—	25,385
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
HealthTeacher, Inc. (Health Teacher)	—	1,001,444	25	1,001,469
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	150,000	150,000
Rheonix, Inc. (Rheonix)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	200,000	—	200,000
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	1,529,328	1,162,859	2,692,187
Repayments of Securities
Gemcor II, LLC (Gemcor)	(48,617)	—	—	(48,617)

Total Repayments of Securities	(48,617)	—	—	(48,617)
Transfers within Level 3	—	—	—	—

Ending Balance, March 31, 2015, of Level 3 Assets	$574,184	$6,913,667	$24,855,095	$32,342,946

Change in unrealized appreciation on investments for the period included in changes in net assets				$—
Net realized (losses) on investments for the period included in changes in net assets				$—

NOTE 4. - OTHER ASSETS

At March 31, 2016 and December 31, 2015 other assets was comprised of the following:

	March 31, 2016	December 31, 2015
Escrow receivable from BinOptics Corporation	$1,504,854	$1,504,854
Prepaid expenses	78,889	—
Dividend receivable	34,101	86,724
Equipment (net)	10,176	11,676
Operating receivables	859	1,159

Total other assets	$1,628,879	$1,604,413

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released during 2016.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of March 31, 2016.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update 2015-03 (ASU) the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction for the related debt liability.

	March 31, 2016	December 31, 2015
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(192,777)	(199,627)

Debentures guaranteed by the SBA, net	$7,807,223	$7,800,373

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three months ended March 31, 2016 (Unaudited)	Year ended December 31, 2015
Income from investment operations (1):
Investment income	$0.03	$0.45
Operating expenses	0.31	0.29

Investment (loss) income before income taxes	(0.28)	0.16
Income tax (benefit) expense	(0.10)	0.02

Net investment (loss) income	(0.18)	0.14
Net realized and unrealized gain on investments	0.14	0.10

(Decrease) increase in net asset value	(0.04)	0.24
Net asset value, beginning of period	5.35	5.11

Net asset value, end of period	$5.31	$5.35

Per share market price, end of period	$4.54	$3.77

Total return based on market value	20.42%	(7.82%)
Total return based on net asset value	(0.64%)	4.64%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	5.75%	5.49%
Ratio of operating expenses including income taxes to average net assets	5.34%	7.89%
Ratio of net investment (loss) income to average net assets	(3.21%)	2.55%
Portfolio turnover	5.3%	21.4%
Net assets, end of period	$33,636,140	$33,853,660
Weighted shares outstanding, end of period	6,328,538	6,328,538

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of the our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Outlook

At the end of the first quarter of 2016, we had approximately $17.9 million in cash on hand available which is available for future investment and operating needs (an estimated $5.6 million net of income tax payable, profit sharing and outstanding SBA debenture obligations).

We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We expect that well run U.S. businesses will require capital to continue to grow and should be able to compete effectively given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts.

•	We have sufficient cash on hand to invest in new opportunities and to repurchase shares. At quarter end, we had authorization, from our Board of Directors, to repurchase an additional 465,504 shares of our Common Stock under the current program.

•	Given our increased scale and available cash on hand, we are able to invest larger amounts in companies, which, we believe, will provide an opportunity to accelerate our rate of growth.

•	We will continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts to facilitate their growth.

•	As our portfolio continues to expand, we are able to better leverage our infrastructure.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	3/31/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Total assets	$45,971,058	$44,562,060	$1,408,998	3.2%
Total liabilities	12,334,918	10,708,400	1,626,518	15.2%

Net assets	$33,636,140	$33,853,660	($217,520)	(0.6%)

Net asset value per share (NAV) was $5.31 at March 31, 2016 and $5.35 at December 31, 2015.

Our outstanding SBA debentures at March 31, 2016 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 53% of net assets at March 31, 2016 as compared to 17% at December 31, 2015. The change is primarily due to the proceeds from the asset sale of one or our investments, Gemcor II, LLC in March 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	3/31/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$28,023,791	$27,410,742	$613,049	2.2%
Unrealized (depreciation) appreciation, net	(2,363,642)	9,421,658	(11,785,300)	(125.1%)

Investments at fair value	$25,660,149	$36,832,400	($11,172,251)	(30.3%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 76% of net assets at March 31, 2016 versus 109% of net assets at December 31, 2015 with the change primarily due to the asset sale of one of our investments, Gemcor II, LLC.

The change in investments during the three months ended March 31, 2016, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Genicon, Inc. (Genicon)	$1,000,000
Empire Genomics, LLC (Empire Genomics)	300,000
ClearView Social, Inc. (Clearview Social)	200,000
OnCore Golf Technology, Inc. (Oncore Golf)	150,000

Total of new investments	1,650,000
Other changes to investments:
GoNoodle, Inc. (GoNoodle) interest conversion	2,522
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	2,499

Total of other changes to investments	5,021
Investments repaid, sold or liquidated
Gemcor II, LLC (Gemcor) repayment	(1,041,972)

Total investments repaid, sold or liquidated	(1,041,972)

Net change in investments, at cost	$613,049

Results of Operations

Investment Income

Our investment objective is to achieve long-term capital appreciation on our equity investments while investing in a mixture of loan, debenture and equity instruments, which may provide a current return on a portion of the investment portfolio. The equity investments contained in our investment portfolio are structured to realize capital appreciation over the long-term.

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	March 31, 2016	March 31, 2015	(Decrease)	% (Decrease)
Interest from portfolio companies	$137,894	$186,074	($48,180)	(25.9%)
Interest from other investments	3,061	6,821	(3,760)	(55.1%)
Dividend and other investment income	47,565	441,519	(393,954)	(89.2%)
Fee income	5,611	7,333	(1,722)	(23.5%)

Total investment income	$194,131	$641,747	($447,616)	(69.7%)

Interest from portfolio companies – Interest income from portfolio companies decreased during the three months ended March 31, 2016 versus the three months ended March 31, 2015 due to decreases in the principal balances on loan and debt investments with Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively.

After reviewing their performance and the circumstances surrounding our investments, we ceased accruing interest income on First Wave Products Group, LLC (First Wave), Intrinsiq Materials, Inc. (Intrinsiq), and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance during 2015.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the three months ended March 31, 2016 versus the same period in 2015.

Dividend and other investment income - Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. Dividend and other investment income will likely decrease in 2016 due to the asset sale of Gemcor II, LLC during March 2016. The dividend distributions for the respective periods were:

	March 31, 2016	March 31, 2015
Carolina Skiff LLC (Carolina Skiff)	$34,101	$26,201
SOMS Technologies, LLC (SOMS)	13,464	—
Tilson Technology Management, Inc. (Tilson)	—	3,167
Gemcor, II, LLC (Gemcor)	—	412,151

Total dividend and other investment income	$47,565	$441,519

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

The income associated with the amortization of financing fees was $3,611 and $4,333 for the three months ended March 31, 2016 and 2015, respectively. The income from board fees was $2,000 and $3,000 for the three months ended March 31, 2016 and 2015, respectively.

Operating Expenses

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	March 31, 2016	March 31, 2015	Increase	% Increase
Total operating expenses	$1,939,136	$440,385	$1,498,751	340.3%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees. The approximately $1,499,000 increase in total operating expenses for the three months ended March 31, 2016 as compared to the same three month period in 2015 is due to an increase in bonus and profit sharing expense. Our largest portfolio company, in terms of fair value, Gemcor II, LLC (Gemcor) sold its assets during March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding escrow, and recognized a realized gain, before income taxes, of approximately $13.2 million from the sale. Related to this asset sale, we accrued $1,411,659 under our Profit Sharing Plan for the three months ended March 31, 2016, that is payable to our executive officers. There were no amounts earned pursuant to the Profit Sharing Plan for the three months ended March 31, 2015. Estimated payroll taxes and benefits on the profit sharing amounts under our Profit Sharing Plan, in the amount of $36,000, have been accrued during the three months ended March 31, 2016.

Realized Gains and Losses on Investments

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	March 31, 2016	March 31, 2015	Increase
Realized gain on investments before income taxes	$13,176,313	$131,744	$13,044,569

During the three months ended March 31, 2016, our portfolio company Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of $13,801,313, excluding escrow, and recognized a realized gain, before income taxes, of $13,176,313.

During the three months ended March 31, 2015, we recognized a net realized gain of $131,744 on the sale of 153,000 shares of Synacor, Inc. (Synacor). As of March 31, 2015, we owned 148,582 shares of Synacor, all of which have subsequently been sold.

Change in Unrealized Appreciation of Investments

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

	March 31, 2016	March 31, 2015	Decrease
Change in unrealized appreciation before income taxes	($11,785,300)	($54,509)	($11,730,791)

The decrease in unrealized appreciation before income taxes for the three months ended March 31, 2016 was comprised of the following:

March 31, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($11,362,500)
Knoa Software, Inc. (Knoa)	(422,800)

Total change in net unrealized appreciation of investments before income taxes during the three months ended March 31, 2016	($11,785,300)

During March of 2016, our portfolio company, Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of approximately $13.8 million and recognized a realized gain, before income taxes, of approximately $13.2 million. As of March 31, 2016, we continue to own 31% of Gemcor II, LLC, which is the entity that sold substantially all of its assets. After the asset sale, a contingent escrow remains on the books of Gemcor which we valued at $1,412,500. Once a plan of liquidation of Gemcor II, LLC is agreed to by all members of the limited liability company, this escrow will be released and a gain will be realized.

The valuation of our investment in Knoa was decreased during the three months ended March 31, 2016 to value our equity holdings at a value consistent with the anticipated pricing for Knoa’s future equity financing.

The decrease in unrealized appreciation before income taxes for the three months ended March 31, 2015 was comprised of the following:

March 31, 2015
Synacor, Inc. (Synacor)	($54,509)

Total change in net unrealized appreciation of investments before income taxes during the three months ended March 31, 2015	($54,509)

Synacor, as a publicly traded stock, was marked to market at the end of the first quarter of 2015. We valued our 148,582 shares of Synacor at a three day average bid price of $2.34 at March 31, 2015.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the net (decrease) increase in net assets from operations was ($217,520) and $179,548, respectively.

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

As of March 31, 2016, our total liquidity was approximately $17.9 million in cash.

Management expects that the cash on hand at March 31, 2016, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs through the next twelve months. As a result of the reduction of investment income related to the Gemcor asset sale, we look to continue to add new investments to provide interest and dividends for cash flow to cover operating costs. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net (decrease) in unrealized appreciation on investments.”

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

As of March 31, 2016, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2016 – 1/31/2016	—	—	—	465,504
2/1/2016 – 2/29/2016	—	—	—	465,504
3/1/2016 –3/31/2016	—	—	—	465,504

(1)	There were no shares repurchased during the first quarter of 2016.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 22, 2015, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 22, 2016.

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

Dated: May 4, 2016

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer