Form 10-Q
period 2016-06-30
RAND CAPITAL CORP
filed 2016-08-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 6,328,538 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of June 30, 2016 and December 31, 2015

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Investments at fair value:
Control investments (cost of $99,500 and $1,141,472, respectively)	$1,512,000	$13,916,472
Affiliate investments (cost of $16,708,952 and $17,663,217, respectively)	12,824,154	14,662,219
Non-Control/Non-Affiliate investments (cost of $13,468,832 and $8,606,053, respectively)	13,321,933	8,253,709

Total investments, at fair value (cost of $ 30,277,284 and $27,410,742, respectively)	27,658,087	36,832,400
Cash	14,376,673	5,844,795
Interest receivable (net of allowance: $122,000 at 6/30/16 and 12/31/15)	254,801	215,224
Deferred tax asset	633,086	—
Prepaid income taxes	—	65,228
Other assets	1,650,534	1,604,413

Total assets	$44,573,181	$44,562,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,814,073	$7,800,373
Income tax payable	1,417,888	—
Deferred tax liability	—	2,361,186
Profit sharing and bonus payable	1,593,659	282,000
Accounts payable and accrued expenses	249,177	238,911
Deferred revenue	60,336	25,930

Total liabilities	11,135,133	10,708,400
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,328,538 as of 6/30/16 and 12/31/15	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,261,104)	(24,580)
Undistributed net realized gain on investments	26,629,373	18,262,401
Net unrealized (depreciation) appreciation on investments	(1,750,823)	5,795,237
Treasury stock, at cost; 534,496 shares as of 6/30/16 and 12/31/15	(1,447,491)	(1,447,491)

Total stockholders’ equity (net assets) (per share 6/30/16: $5.28, 12/31/15: $5.35)	33,438,048	33,853,660

Total liabilities and stockholders’ equity	$44,573,181	$44,562,060

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Investment income:
Interest from portfolio companies:
Control investments	$—	$20,275	$11,828	$42,420
Affiliate investments	94,614	96,522	159,575	211,651
Non-Control/Non-Affiliate investments	68,527	66,422	129,632	115,222

Total interest from portfolio companies	163,141	183,219	301,035	369,293
Interest from other investments:
Non-Control/Non-Affiliate investments	18,648	8,369	21,709	15,190

Total interest from other investments	18,648	8,369	21,709	15,190
Dividend and other investment income:
Control investments	—	491,208	—	903,359
Affiliate investments	33,232	29,061	80,797	58,429

Total dividend and other investment income	33,232	520,269	80,797	961,788
Fee income:
Control investments	—	2,000	2,000	4,000
Affiliate investments	1,167	416	1,862	1,833
Non-Control/Non-Affiliate investments	4,318	4,251	7,234	8,167

Total fee income	5,485	6,667	11,096	14,000

Total investment income	220,506	718,524	414,637	1,360,271

Operating expenses:
Salaries	155,437	149,555	310,875	299,110
Bonus and profit sharing	—	—	1,411,659	—
Employee benefits	36,711	29,394	126,222	59,801
Directors’ fees	47,380	29,300	94,755	51,050
Professional fees	86,288	20,433	151,048	93,502
Stockholders and office operating	61,542	55,717	124,036	115,114
Insurance	6,258	6,300	17,518	17,554
Corporate development	16,055	14,400	31,525	31,381
Other operating	2,375	2,224	5,975	5,874

	412,046	307,323	2,273,613	673,386
Interest on SBA obligations	77,570	77,569	155,139	151,891

Total operating expenses	489,616	384,892	2,428,752	825,277

Net investment (loss) income before income taxes	(269,110)	333,632	(2,014,115)	534,994

Income tax (benefit) expense	(114,564)	101,920	(777,591)	173,987

Net investment (loss) income	(154,546)	231,712	(1,236,524)	361,007

Net realized gain on investments:
Control investments	—	—	13,176,313	—
Non-Control/Non-Affiliate investments	168,140	131,181	168,140	262,925

Net realized gain before income taxes	168,140	131,181	13,344,453	262,925
Income tax expense	34,520	42,591	4,977,481	89,742

Net realized gain on investments	133,620	88,590	8,366,972	173,183
Net change in unrealized depreciation or appreciation on investments:
Control investments	—	—	(11,362,500)	—
Affiliate investments	(325,000)	(193,436)	(747,800)	(193,436)
Non-Control/Non-Affiliate investments	69,444	(73,219)	69,444	(127,728)

Change in unrealized depreciation or appreciation before income taxes	(255,556)	(266,655)	(12,040,856)	(321,164)
Deferred income tax benefit	(78,390)	(89,449)	(4,494,796)	(109,618)

Net decrease in unrealized depreciation or appreciation on investments	(177,166)	(177,206)	(7,546,060)	(211,546)

Net realized and unrealized (loss) gain on investments	(43,546)	(88,616)	820,912	(38,363)

Net (decrease) increase in net assets from operations	($198,092)	$143,096	($415,612)	$322,644

Weighted average shares outstanding	6,328,538	6,328,538	6,328,538	6,328,538
Basic and diluted net (decrease) increase in net assets per share from operations	($0.03)	$0.02	($0.07)	$0.05

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net assets at beginning of period	$33,636,140	$32,532,989	$33,853,660	$32,353,441
Net investment (loss) income	(154,546)	231,712	(1,236,524)	361,007
Net realized gain on investments	133,620	88,590	8,366,972	173,183
Net change in unrealized depreciation or appreciation on investments	(177,166)	(177,206)	(7,546,060)	(211,546)

Net (decrease) increase in net assets from operations	(198,092)	143,096	(415,612)	322,644

Total (decrease) increase in net assets	(198,092)	143,096	(415,612)	322,644

Net assets at end of period	$33,438,048	$32,676,085	$33,438,048	$32,676,085

Accumulated net investment loss	($1,261,104)	($506,475)	($1,261,104)	($506,475)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($415,612)	$322,644
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(3,898,466)	(4,719,008)
Proceeds from sale of investments	13,969,453	648,605
Proceeds from loan repayments	416,972	99,080
Change in unrealized depreciation or appreciation on investments	12,040,856	321,164
Deferred tax (benefit) expense	(2,994,272)	24,113
Realized gain on portfolio investments	(13,344,453)	(262,925)
Depreciation and amortization	16,692	16,448
Original issue discount amortization	(4,998)	(7,746)
Change in interest receivable allowance	—	(6,311)
Non-cash conversion of debenture interest	(5,051)	(32,669)
Changes in operating assets and liabilities:
Increase in interest receivable	(39,577)	(36,036)
Increase in other assets	(49,113)	(8,925)
Decrease (increase) in prepaid income taxes	65,228	(148,807)
Increase (decrease) in income taxes payable	1,417,888	(2,065,795)
Increase (decrease) in accounts payable and accrued expenses	10,266	(106,629)
Increase (decrease) in profit sharing and bonus payable	1,311,659	(758,750)
Increase in deferred revenue	34,406	11,000

Total adjustments	8,947,490	(7,033,191)

Net cash provided by (used in) operating activities	8,531,878	(6,710,547)

Net increase (decrease) in cash	8,531,878	(6,710,547)
Cash:
Beginning of period	5,844,795	13,230,717

End of period	$14,376,673	$6,520,170

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 39.8% of net assets: (j)

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$416,664	1.2%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 senior subordinated secured term loan at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.5%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $140,182.	6/13/14	<1%	900,000 250,000	900,000 250,000	3.4%
	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,014,025 25	1,014,025 25	3.0%
	Total GoNoodle			1,014,050	1,014,050

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $66,610.	10/22/12	4%	1,085,692 150,000 97,625	1,085,692 0 0	3.2%
	Total Mercantile			1,333,317	1,085,692

Outmatch (e)(g) (Chequed Holdings, LLC) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,353,854 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.4%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	- 2,099,999 - 702,732	11,000 2,165,999 59,000 702,732	8.8%
	Total Rheonix			2,802,731	2,938,731

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.2%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$13,468,833	$13,321,933

Affiliate Investments – 38.4% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017. Total BeetNPath	10/20/14	9%	$359,000 150,000 509,000	$359,000 150,000 509,000	1.5%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities. Total First Wave	4/19/12	7%	661,563 316,469 22,000 1,000,032	250,000 0 0 250,000	0.7%

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12% due April 1, 2019. Total Genicon	4/10/15	6%	1,000,000 1,100,000 2,100,000	1,000,000 1,100,000 2,100,000	6.3%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.3%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016. Total Intrinsiq	9/19/13	7%	600,002 95,000 695,002	0 95,000 95,000	0.3%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018. Total Knoa	11/20/12	7%	750,000 479,155 48,466 1,277,621	0 449,455 48,466 497,921	1.5%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 750,001	0 300,000 165,001 35,000 500,001	1.5%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.1%

Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,891,964 - 1,891,964	1,891,964 - 1,891,964	5.7%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017. Total OnCore	12/31/14	7%	375,000 300,000 675,000	187,500 300,000 487,500	1.5%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017 Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 200,000 2,454,710	1,000,000 504,710 250,000 200,000 1,954,710	5.8%

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares. Total Statisfy	8/18/14	10%	20,968 629,032 650,000	10,484 314,516 325,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Teleservices Solutions Holdings, LLC (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	0 1,190,680 91,200 104,198 1,386,078	4.1%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$16,708,952	$12,824,154

Control Investments – 4.5% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Gemcor II, LLC (e)(g) West Seneca, NY. Holding company following sale of business in March 2016. (Manufacturing) www.gemcor.com	Escrow receivable due from sale of business in March 2016.	6/28/04	31%	0	1,412,500	4.2%

Subtotal Control Investments				$99,500	$1,512,000

TOTAL INVESTMENTS – 82.7%				$30,277,285	$27,658,087
OTHER ASSETS IN EXCESS OF LIABILITIES – 17.3%					5,779,961

NET ASSETS – 100%					$33,438,048

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At June 30, 2016, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2016, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of June 30, 2016, the total cost of investment securities was approximately $30.3 million. Net unrealized depreciation was approximately $2.6 million, which was comprised of $2.8 million of unrealized appreciation of investment securities and ($5.4) million of unrealized depreciation of investment securities. At June 30, 2016, the aggregate gross unrealized gain for federal income tax purposes was $3.0 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.1) million. The net unrealized loss for federal income tax purposes was $2.1 million based on a tax cost of $29.8 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the three months ended June 30, 2016.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$ -	$ -	$99,500	$ -
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Escrow receivable due from sale of business.	416,972 13,400,000 -	- - 1,412,500	(416,972) (13,400,00) -	- - 1,412,500	11,828 2,000 -
	Total Gemcor	13,816,972	1,412,500	(13,816,972)	1,412,500	13,828

	Total Control Investments	$13,916,472	$1,412,500	($13,816,972)	$1,512,000	$13,828
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%.	$359,000 -	$ - 150,000	$ - -	$359,000 150,000	$ - -
	Total BeetNPath	$359,000	$150,000	$ -	$509,000	-

Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000	-	-	600,000	63,583

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	-	200,000	-	200,000	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 - -	- - -	- - -	250,000 - -	666 - -
	Total First Wave	250,000	-	-	250,000	666

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%.	1,000,000 -	- 1,100,000	-	1,000,000 1,100,000	1,196 42,234
	Total Genicon	1,000,000	1,100,000	-	2,100,000	43,430

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-

G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8%.	- 95,000	- -	- -	- 95,000	- -
	Total Intrinsiq	95,000	-	-	95,000	-

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	381,503 490,752 -	- - 48,466	(381,503) (41,297) -	- 449,455 48,466	- - 560
	Total Knoa	872,255	48,466	(422,800)	497,921	560

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	- 300,000 165,001 35,000	- - - -	- - - -	- 300,000 165,001 35,000	- - - -
	Total Knowledge Vision	500,001	-	-	500,001	-

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 -	- -	- -	1,891,964 -	104,059 -
	Total Microcision	1,891,964	-	-	1,891,964	104,059

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	187,500 150,000	- 150,000	- -	187,500 300,000	- 12,723
	Total OnCore	337,500	150,000	-	487,500	12,723

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)		June 30, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares.	11,000 2,165,999 59,000 702,732	- - - -	(11,000 (2,165,999 (59,000 (702,732	) ) ) )	- - - -	- - - -
	Total Rheonix	2,938,731	-	(2,938,731)		-	-

SciAps, Inc.	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. $200,000 subordinated promissory note at 10%.	1,000,000 504,710 250,000 -	- - - 200,000	- - - -		1,000,000 504,710 250,000 200,000	- - - -
	Total SciAps	1,754,710	200,000	-		1,954,710	-

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-		528,348	13,464

Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	20,968 629,032	- -	- (325,000)		20,968 304,032	- -
	Total Statisfy	650,000	-	(325,000)		325,000	-

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	- 1,190,680 91,200 104,198	- - - -	- - - -		- 1,190,680 91,200 104,198	- - - -
	Total Teleservices	1,386,078	-	-		1,386,078

Tilson Technology Management, Inc.	12 Series B preferred shares.	600,000	-	-		600,000	3,750

	Total Affiliate Investments	$14,662,219	$1,848,466	($3,686,531)		$12,824,154	$242,235

	Total Control and Affiliate Investments	$28,578,691	$3,260,966	($17,503,503)		$14,336,154	$256,063

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2016 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2016

Healthcare	30.2%

Software	27.8%

Manufacturing	22.0%

Contact Center	8.9%

Consumer Product	5.5%

Professional Services	2.2%

Oil and Gas	1.8%

Electronics	1.2%

Marketing	0.4%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 24.4% of net assets: (j)

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $92,833.	6/13/14	-	600,000	600,000	1.8%

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,008,974 25	1,008,974 25	3.0%
	Total GoNoodle			1,008,999	1,008,999

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2015) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $93,455.	10/22/12	4%	1,080,694 150,000 97,625	1,080,694 0 0	3.2%
	Total Mercantile			1,328,319	1,080,694

Outmatch (e)(g) (Formerly Chequed Holdings, LLC) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,264,995 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.3%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.1%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest	-	-	310,357	-	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,606,053	$8,253,709

Affiliate Investments – 43.3% of net assets (k)

BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.0%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	661,563 316,469 22,000	250,000 0 0	0.7%
	Total First Wave			1,000,032	250,000

Genicon, Inc. (e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.2%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016. Total Intrinsiq	9/19/13	7%	600,002 95,000 695,002	0 95,000 95,000	0.3%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155 1,229,155	381,503 490,752 872,255	2.6%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%
	Total KnowledgeVision			750,001	500,001

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%

Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,891,964 - 1,891,964	1,891,964 - 1,891,964	5.6%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6% due January 24, 2017. Total OnCore	12/31/14	7%	375,000 150,000 525,000	187,500 150,000 337,500	1.0%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares. Total Rheonix	10/29/09	5%	- 2,099,999 - 702,732 2,802,731	11,000 2,165,999 59,000 702,732 2,938,731	8.7%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 2,254,710	1,000,000 504,710 250,000 1,754,710	5.2%

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.5%

Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares. Total Statisfy	8/18/14	10%	20,968 629,032 650,000	20,968 629,032 650,000	1.9%

Teleservices Solutions Holdings, LLC (g)(n) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	0 1,190,680 91,200 104,198 1,386,078	4.1%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$17,663,217	$14,662,219

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Control Investments – 41.1% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units. Total Gemcor	6/28/04	31%	416,972 625,000 1,041,972	416,972 13,400,000 13,816,972	40.8%

Subtotal Control Investments				$1,141,472	$13,916,472

TOTAL INVESTMENTS – 108.8%				$27,410,742	$36,832,400
LIABILITIES IN EXCESS OF OTHER ASSETS – (8.8%)					(2,978,740)

NET ASSETS – 100%					$33,853,660

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2015, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Freed Maxick CPAs P.C. has not audited the business descriptions of the portfolio companies.
(b)	The Date Acquired column indicates the year in which the Corporation acquired its first investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2015, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of December 31, 2015, the total cost of investment securities was approximately $27.5 million. Net unrealized appreciation was approximately $9.4 million, which was comprised of $14.1 million of unrealized appreciation of investment securities and ($4.7) million related to unrealized depreciation of investment securities. At December 31, 2015, the aggregate gross unrealized gain for federal income tax purposes was $10.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.4) million. The net unrealized gain for federal income tax purposes was $5.8 million based on a tax cost of $31.0 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Gemcor II, LLC is an “unconsolidated significant subsidiary” as defined in SEC’s Regulation S-X.
(n)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$ -	$ -	$99,500	$ -

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Total Gemcor	622,800 9,300,000 9,922,800	- 4,100,000 4,100,000	(205,828) - (205,828)	416,972 13,400,000 13,816,972	77,077 1,743,934 1,821,011

	Total Control Investments	$10,022,300	$4,100,000	($205,828)	$13,916,472	$1,821,011

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	-	$359,000	-	$359,000	7,250

Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14%. 6.0825% Class A common membership interest. Total Carolina Skiff	985,000 125,000 600,000 1,710,000	- - - -	(985,000) (125,000) - (1,110,000)	- - 600,000 600,000	81,782 14,778 116,052 212,612
Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%. Total Chequed	1,383,222 250,000 1,633,222	- - -	(1,383,222) (250,000) (1,633,222)	- - -	- 11,507 11,507

CrowdBouncer, Inc.	300,000 Series A preferred shares.	-	-	-	-	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities. Total First Wave	637,992 308,687 22,000 968,679	23,571 7,782 - 31,353	(411,563) (316,469) (22,000) (750,032)	250,000 - - 250,000	24,571 8,447 - 33,018

Genicon, Inc.	1,586,902 Series B preferred shares.	-	1,000,000	-	1,000,000	-

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	(191,907)	424,314	-

G-TEC Natural Gas Systems	17.8% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8%. Total Intrinsiq	600,002 - 600,002	- 95,000 95,000	(600,002) - (600,002)	- 95,000 95,000	- 2,436 2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	381,503 490,752 872,255	- - -	- - -	381,503 490,752 872,255	- - -

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. Total Knowledge Vision	250,000 300,000 - - 550,000	- - 165,001 35,000 200,001	(250,000) - - - (250,000)	- 300,000 165,001 35,000 500,001	- - - - -

Mezmeriz, Inc.	1,554,565 Series seed preferred shares. $200,000 convertible notes at 8%. Total Mezmeriz	- 200,000 200,000	351,477 - 351,477	- (200,000) (200,000)	351,477 - 351,477	- - -

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest. Total Microcision	1,891,964 - 1,891,964	- - -	- - -	1,891,964 - 1,891,964	208,116 - 208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	30,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6%. Total OnCore	- - -	375,000 150,000 525,000	(187,500) - (187,500)	187,500 150,000 337,500	- 3,945 3,945

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares. $680,475 convertible promissory notes at 8%. Total Rheonix	11,000 2,165,999 59,000 - - 2,235,999	- - - 702,732 702,732 1,405,464	- - - - (702,732) (702,732)	11,000 2,165,999 59,000 702,732 - 2,938,731	- - - - 22,258 22,258

SciAps, Inc.	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. Total SciAps	1,500,000 - - 1,500,000	- 504,710 250,000 754,710	(500,000) - - (500,000)	1,000,000 504,710 250,000 1,754,710	- 4,711 - 4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	4,355

Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares. Total Statisfy	- - -	20,968 629,032 650,000	- - -	20,968 629,032 650,000	- - -

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units. Total Teleservices	250,000 1,070,680 80,000 - 1,400,680	- 120,000 11,200 104,198 235,398	(250,000) - - - (250,000)	- 1,190,680 91,200 104,198 1,386,078	- 168,000 15,680 - 183,680

Tilson Technology Management, Inc.	12 Series B preferred shares.	-	600,000	-	600,000	14,417

	Total Affiliate Investments	$14,617,378	$6,420,236	($6,375,395)	$14,662,219	$738,714

	Total Control and Affiliate Investments	$24,639,678	$10,520,236	($6,581,223)	$28,578,691	$2,559,725

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

For the Six Months Ended June 30, 2016 and 2015

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the six months ended June 30, 2016 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	2016 Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

Form 10-Q	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $9,096 and $9,000 for the six months ended June 30, 2016 and 2015, respectively. The board fees were $2,000 and $5,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $4,998 and $7,746 in OID income for the six months ended June 30, 2016 and 2015, respectively. OID income is estimated to be approximately $5,000 for the remainder of 2016 and $8,350 for 2017.

Deferred Debenture Costs - The Financial Accounting Standards Board (FASB) issued an Accounting Standard Update 2015-03 (ASU) that required the debt issuance costs be presented as a direct deduction from the related debt liability. Therefore, the SBA debenture origination and commitment costs are presented as a direct deduction from the debt liability (see Note 6). As a result $199,627 was reclassified from other assets to debentures guaranteed by the SBA in the accompanying consolidated statement of financial position as of December 31, 2015. As of June 30, 2016, the balance in debt issuance costs was $185,927.

These costs are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid early. Amortization expense was $13,700 for each of the six months ended June 30, 2016 and 2015. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at June 30, 2016 and December 31, 2015 with a weighted average interest rate of 3.54% as of June 30, 2016. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information - Income taxes paid during the six months ended June 30, 2016 and 2015 was $1,216,250 and $2,344,600, respectively. Interest paid during the six months ended June 30, 2016 and 2015 was $141,050 and $128,650, respectively. The Corporation converted $5,051 and $32,669 of interest receivable into investments during the six months ended June 30, 2016 and 2015, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2016 and December 31, 2015, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 22, 2015, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 22, 2016 at prices that are no greater than the then current net asset value. No shares were repurchased during the six months ended June 30, 2016 and the total treasury shares held was 534,496 shares with a total cost of $1,447,491 at June 30, 2016. Therefore, at June 30, 2016, the Corporation had authorization to purchase up to an additional 465,504 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2016, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $1,411,659 under the Plan for the six months ended June 30, 2016. There were no amounts earned pursuant to the Plan for the six months ended June 30, 2015. Estimated payroll taxes and benefits on the profit sharing under the Plan have been accrued at June 30, 2016. The amounts accrued do not exceed the defined limits under the Plan. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the six months ended June 30, 2015.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There was $10,000 in new uncertain tax positions at June 30, 2016. There were no new uncertain tax positions at December 31, 2015.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the six months ended June 30, 2016 or 2015.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At June 30, 2016, Rheonix, Inc. (Rheonix), Outmatch (formerly Chequed Holdings, LLC) (Outmatch), Genicon, Inc. (Genicon), Social Flow, Inc. (Social Flow) and SciAps, Inc. (Sciaps) represented 11%, 8%, 8%, 7% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of June 30, 2016.

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

Equity Securities

Equity Securities may include Preferred Stock, Common Stock, Warrants and Limited Liability Company Membership Interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are Earnings before interest, tax and depreciation and amortization (EBITDA) and revenue multiples, where applicable, the financial and operational performance of the business, and the senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2016:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$1,085,692	$—	$—	$8,072,216	$500,000	$9,657,908

Non-Control/Non-Affiliate Debt	—	—	—	—	3,664,025	3,664,025

Total Non-Control/Non-Affiliate	$1,085,692	$—	$—	$8,072,216	$4,164,025	$13,321,933

Affiliate Equity	$1,128,348	$22,841	$600,001	$7,037,534	$—	$8,788,724

Affiliate Debt	—	—	—	300,000	3,735,430	4,035,430

Total Affiliate	$1,128,348	$22,841	$600,001	$7,337,534	$3,735,430	$12,824,154

Control Equity	$—	$—	$99,500	$—	$1,412,500	$1,512,000

Control Debt	—	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$1,412,500	$1,512,000

Total Level 3 Investments	$2,214,040	$22,841	$699,501	$15,409,750	$9,311,955	$27,658,087

Range	3.6X-7.5X	1X	0.75X-2.5X	0.0X – 1.0X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Discount	Asset Value
Weighted Average	5.74X	1X	2X	0 .89X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at June 30, 2016:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$2,600,000	$—	$—	$2,600,000
Debt investments	6,185,147	—	—	6,185,147
Equity investments	18,872,940	—	—	18,872,940

Total	$27,658,087	$—	$—	$27,658,087

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$416,972	$—	$—	$416,972
Debt investments	5,076,632	—	—	5,076,632
Equity investments	31,338,796	—	—	31,338,796

Total	$36,832,400	$—	$—	$36,832,400

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	13,176,313	13,176,313

Total Realized Gains	—	—	13,176,313	13,176,313
Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Gemcor II, LLC (Gemcor)	—	—	(11,362,500)	(11,362,500)
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
Statisfy, Inc. (Statisfy)	—	—	(325,000)	(325,000)

Total Unrealized Gains and Losses	—	—	(12,040,856)	(12,040,856)
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,100,000	—	—	1,100,000
GoNoodle, Inc. (GoNoodle)	—	5,051	—	5,051
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	4,998	—	4,998
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000
SciAps, Inc. (Sciaps)	—	200,000	—	200,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,600,000	1,108,515	200,000	3,908,515
Repayments and Sale of Securities:
Gemcor	(416,972)	—	(13,801,313)	(14,218,285)

Total Repayments and Sale of Securities	(416,972)	—	(13,801,313)	(14,218,285)

Ending Balance, June 30, 2016, of Level 3 Assets	$2,600,000	$6,185,147	$18,872,940	$27,658,087

Change in unrealized appreciation on investments for the period included in changes in net assets				($12,040,856)
Net realized gain on investments for the period included in changes in net assets				$13,344,453

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Unrealized Gains or Losses included in net change in net assets from operations
First Wave Products Group, LLC (First Wave)	—	(193,436)	—	(193,436)
Kinex Pharmaceuticals, Inc.	—	—	92,592	92,592

Total Unrealized Gains and Losses	—	(193,436)	92,592	(100,844)
Purchases of Securities/Changes to Securities/Non-cash conversions:
First Wave	—	26,758	—	26,758
Genicon, Inc. (Genicon)	—	—	500,000	500,000
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
HealthTeacher, Inc. (Health Teacher)	—	1,003,949	25	1,003,974
Intrinsiq Material, Inc. (Intrinsiq)	—	95,000	—	95,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	4,998	—	4,998
Mezmeriz, Inc. (Mezmeriz)	—	(200,000)	351,477	151,477
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	175,000	175,000
Rheonix, Inc. (Rheonix)	—	680,475	—	680,475
SciAps, Inc. (Sciaps)	—	—	504,710	504,710
SocialFlow, Inc. (Social Flow)	—	500,000	—	500,000
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	104,198	104,198
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	2,111,180	2,648,244	4,759,424
Repayments of Securities
Gemcor II, LLC (Gemcor)	(99,081)	—	—	(99,081)

Total Repayments of Securities	(99,081)	—	—	(99,081)
Transfers within Level 3	—	—	—	—

Ending Balance, June 30, 2015, of Level 3 Assets	$523,720	$7,302,083	$26,433,072	$34,258,875

Change in unrealized appreciation on investments for the period included in changes in net assets				($100,844)
Net realized (losses) on investments for the period included in changes in net assets				$—

NOTE 4.—OTHER ASSETS

At June 30, 2016 and December 31, 2015 other assets was comprised of the following:

	June 30, 2016	December 31, 2015
Escrow receivable from BinOptics Corporation	$1,504,854	$1,504,854
Prepaid expenses	52,601	—
Dividend receivable	—	86,724
Equipment (net)	8,684	11,676
Operating receivables	84,395	1,159

Total other assets	$1,650,534	$1,604,413

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released during 2016.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of June 30, 2016.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update 2015-03 (ASU), the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction for the related debt liability.

	June 30, 2016	December 31, 2015
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(185,927)	(199,627)

Debentures guaranteed by the SBA, net	$7,814,073	$7,800,373

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six months ended June 30, 2016 (Unaudited)	Year ended December 31, 2015
Income from investment operations (1):
Investment income	$0.06	$0.45
Operating expenses	0.38	0.29

Investment (loss) income before income taxes	(0.32)	0.16
Income tax (benefit) expense	(0.12)	0.02

Net investment (loss) income	(0.20)	0.14
Net realized and unrealized gain on investments	0.13	0.10

(Decrease) increase in net asset value	(0.07)	0.24
Net asset value, beginning of period	5.35	5.11

Net asset value, end of period	$5.28	$5.35

Per share market price, end of period	$3.77	$3.77

Total return based on market value	0.0%	(7.82%)
Total return based on net asset value	(1.23%)	4.64%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	7.22%	5.49%
Ratio of operating expenses including income taxes to average net assets	6.34%	7.89%
Ratio of net investment (loss) income to average net assets	(3.68%)	2.55%
Portfolio turnover	12.1%	21.4%
Net assets, end of period	$33,438,048	$33,853,660
Weighted shares outstanding, end of period	6,328,538	6,328,538

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are an internally managed investment company that invests in and lends to small and medium-sized companies primarily in connection with loans or investments made concurrently by other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. We anticipate that most, if not all, of our investments made in the next year will be originated through Rand SBIC.

Outlook

At the end of the second quarter of 2016, we had approximately $14.4 million in cash on hand, which is available for future investment and operating needs. We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We expect that well run U.S. businesses will require capital to continue to grow given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts. We believe Rand will be able to participate in financing these businesses.

•	We have sufficient cash on hand to invest in new opportunities.

•	Given our available cash on hand, we are able to invest larger amounts in companies, which, we believe, will provide an opportunity to accelerate our rate of growth.

•	We will continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts to facilitate their growth.

•	As our portfolio continues to expand, we are able to better leverage our infrastructure.

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

Financial Condition

Overview:	6/30/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Total assets	$44,573,181	$44,562,060	$11,121	0.0%
Total liabilities	11,135,133	10,708,400	426,733	4.0%

Net assets	$33,438,048	$33,853,660	($415,612)	(1.2%)

Net asset value per share (NAV) was $5.28 at June 30, 2016 and $5.35 at December 31, 2015.

Our outstanding SBA debentures at June 30, 2016 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 43% of net assets at June 30, 2016 as compared to 17% at December 31, 2015. The change is primarily due to the proceeds from the asset sale of one of our investments, Gemcor II, LLC, in March 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	6/30/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$30,277,284	$27,410,742	$2,866,542	10.5%
Unrealized (depreciation) appreciation, net	(2,619,197)	9,421,658	(12,040,855)	(127.8%)

Investments at fair value	$27,658,087	$36,832,400	($9,174,313)	(24.9%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 83% of net assets at June 30, 2016 versus 109% of net assets at December 31, 2015 with the change primarily due to the asset sale of one of our investments, Gemcor II, LLC.

The change in investments during the six months ended June 30, 2016, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
eHealth Global Technologies, Inc. (eHealth)	$1,500,000
Genicon, Inc. (Genicon)	1,100,000
Empire Genomics, LLC (Empire Genomics)	550,000
ClearView Social, Inc. (Clearview Social)	200,000
SciAps, Inc. (Sciaps)	200,000
BeetNPath, LLC (Beetnpath)	150,000
OnCore Golf Technology, Inc. (Oncore Golf)	150,000
Knoa Software, Inc. (Knoa)	48,466

Total of new investments	3,898,466
Other changes to investments:
GoNoodle, Inc. (GoNoodle) interest conversion	5,050
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	4,998

Total of other changes to investments	10,048
Investments repaid, sold or liquidated:
Gemcor II, LLC (Gemcor) repayment	(1,041,972)

Total investments repaid, sold or liquidated	(1,041,972)

Net change in investments, at cost	$2,866,542

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

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	June 30, 2016	June 30, 2015	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$301,035	$369,293	($68,258)	(18.5%)
Interest from other investments	21,709	15,190	6,519	42.9%
Dividend and other investment income	80,797	961,788	(880,991)	(91.6%)
Fee income	11,096	14,000	(2,904)	(20.7%)

Total investment income	$414,637	$1,360,271	($945,634)	(69.5%)

Interest from portfolio companies – Interest income from portfolio companies decreased during the six months ended June 30, 2016 versus the six months ended June 30, 2015 due to decreases in the principal balances on loan and debt investments with Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively, and the timing of new debt investments in the second quarter of 2016 which should help offset these repayments.

After reviewing their performance and the circumstances surrounding our investments, we ceased accruing interest income on First Wave Products Group, LLC (First Wave), Intrinsiq Materials, Inc. (Intrinsiq), and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances during 2015.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the six months ended June 30, 2016 versus the same period in 2015.

Dividend and other investment income - Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. Dividend and other investment income decreased in 2016 due to the asset sale of Gemcor II, LLC during March 2016. The dividend distributions for the respective periods were:

	June 30, 2016	June 30, 2015
Carolina Skiff LLC (Carolina Skiff)	$63,583	$51,512
SOMS Technologies, LLC (SOMS)	13,464	—
Tilson Technology Management, Inc. (Tilson)	3,750	6,917
Gemcor, II, LLC (Gemcor)	—	903,359

Total dividend and other investment income	$80,797	$961,788

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

The income associated with the amortization of financing fees was $9,096 and $9,000 for the six months ended June 30, 2016 and 2015, respectively. The income from board fees was $2,000 and $5,000 for the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	June 30, 2016	June 30, 2015	Increase	% Increase
Total operating expenses	$2,428,752	$825,277	$1,603,475	194.3%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The increase in operating expenses during the six months ended June 30, 2016 was comprised primarily of a $1,411,659 increase in bonus and profit sharing expense, a 111%, or $66,421, increase in employee benefits and a 62%, or $57,546, increase in professional fees.

Our largest portfolio company, in terms of fair value, Gemcor II, LLC (Gemcor) sold its assets during March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding amounts that continue to be held in escrow, and recognized a realized gain, before income taxes, of approximately $13.2 million from the sale. Related to this asset sale, we accrued $1,411,659 under our Profit Sharing Plan for the six months ended June 30, 2016, that is payable to our executive officers. There were no amounts earned pursuant to the Profit Sharing Plan for the six months ended June 30, 2015. Estimated payroll taxes and benefits on the profit sharing amounts under our Profit Sharing Plan, in the amount of $36,000, have been accrued at June 30, 2016 and account for the increase in the employee benefit line.

Professional fees were also higher during the six months ended June 30, 2016 versus the same period in 2015 because we incurred additional expenses in connection with implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy which involved assessing options relative to the complex regulatory environment in which we operate.

Realized Gains and Losses on Investments

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	June 30, 2016	June 30, 2015	Increase
Realized gain on investments before income taxes	$13,344,453	$262,925	$13,081,528

During the first quarter of 2016, our portfolio company Gemcor II, LLC sold its assets, and accordingly, we received gross cash proceeds of $13,801,313, excluding amounts that continue to be held in escrow, and recognized a realized gain, before income taxes, of $13,176,313.

In addition, we recorded a realized gain of $168,140 during the second quarter of 2016 from the earn out provision in connection with the 2014 sale of QuaDPharma, LLC to Athenex Inc.

During the six months ended June 30, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). We sold our remaining shares of Synacor during the six months ended June 30, 2015.

Change in Unrealized Appreciation of Investments

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

	June 30, 2016	June 30, 2015	Decrease
Change in unrealized appreciation before income taxes	($12,040,856)	($321,164)	($11,719,692)

The decrease in unrealized appreciation before income taxes for the six months ended June 30, 2016 was comprised of the following:

June 30, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($11,362,500)
Knoa Software, Inc. (Knoa)	(422,800)
Statisfy, Inc. (Statisfy)	(325,000)
Athenex, Inc. (Athenex)	69,444

Total change in net unrealized appreciation of investments before income taxes during the six months ended June 30, 2016	($12,040,856)

During March of 2016, our portfolio company, Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of approximately $13.8 million and recognized a realized gain, before income taxes, of approximately $13.2 million. As of June 30, 2016, we continue to own 31% of Gemcor II, LLC, which is the entity that sold substantially all of its assets. After the asset sale, a contingent escrow remains on the books of Gemcor, which we valued at $1,412,500. Once a plan of liquidation of Gemcor II, LLC is agreed to by all members of the limited liability company, this escrowed amount will be released and a gain will be realized.

The valuation of our investment in Knoa was decreased during the six months ended June 30, 2016 to value our equity holdings at a value consistent with the anticipated pricing for Knoa’s future equity financing.

The valuation of our investment in Statisfy was decreased after our management reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

In accordance with our valuation policy, we increased the value of our investment in Athenex based on a significant equity financing by a new non-strategic outside entity. This new financing used a higher valuation for Athenex than had been used for its prior financing rounds.

The decrease in net unrealized appreciation before income taxes for the six months ended June 30, 2015 was comprised of the following:

June 30, 2015
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	$92,592
First Wave Products Group, LLC (First Wave)	(193,436)
Synacor, Inc. (Synacor) reclassify to a realized gain	(220,320)

Total change in net unrealized appreciation of investments before income taxes during the six months ended June 30, 2015	($321,164)

In accordance with our valuation policy, we increased the value of our investment in Athenex based on a significant equity financing during 2015 by a new non-strategic outside investor, and the financing used a higher valuation for Athenex than had been used for its prior financing rounds.

The First Wave investment was revalued after our management reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

Synacor, as a publicly traded stock, is marked to market at the end of each quarter. We sold our remaining shares of Synacor during the six months ended June 30, 2015.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2016 and 2015, the net (decrease) increase in net assets from operations was ($415,612) and $322,644, respectively.

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

As of June 30, 2016, our total liquidity was approximately $14.4 million in cash on hand.

Management expects that the cash on hand at June 30, 2016, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs through the next twelve months. As a result of the reduction of investment income related to the Gemcor asset sale, we will continue to look for new investments that provide interest and dividend payments so as to provide cash flow to cover operating costs. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio consists of equity and debt securities in private companies and is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3.-Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation of appreciation on investments.”

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

As of June 30, 2016, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2016 – 4/30/2016	—	—	—	465,504
5/1/2016 – 5/31/2016	—	—	—	465,504
6/1/2016 – 6/30/2016	—	—	—	465,504

(1)	There were no shares repurchased during the second quarter of 2016.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 22, 2015, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 22, 2016.

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

Dated: August 2, 2016

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer