Form 10-Q
period 2016-09-30
RAND CAPITAL CORP
filed 2016-11-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

As of September 30, 2016 and December 31, 2015

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
Investments at fair value:
Control investments (cost of $99,500 and $1,141,472, respectively)	$99,500	$13,916,472
Affiliate investments (cost of $18,239,623 and $17,663,217, respectively)	13,688,814	14,662,219
Non-Control/Non-Affiliate investments (cost of $13,936,867 and $8,606,053, respectively)	13,789,967	8,253,709

Total investments, at fair value (cost of $32,275,990 and $27,410,742, respectively)	27,578,281	36,832,400
Cash	11,708,164	5,844,795
Interest receivable (net of allowance: $122,000 at 9/30/16 and 12/31/15)	312,523	215,224
Deferred tax asset	1,087,252	—
Prepaid income taxes	—	65,228
Other assets	2,607,195	1,604,413

Total assets	$43,293,415	$44,562,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,820,923	$7,800,373
Income tax payable	826,983	—
Deferred tax liability	—	2,361,186
Profit sharing and bonus payable	1,593,659	282,000
Accounts payable and accrued expenses	153,233	238,911
Deferred revenue	53,483	25,930

Total liabilities	10,448,281	10,708,400
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 as of 9/30/16 and 6,328,538 as of 12/31/15	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,375,832)	(24,580)
Undistributed net realized gain on investments	27,515,011	18,262,401
Net unrealized (depreciation) appreciation on investments	(3,093,033)	5,795,237
Treasury stock, at cost; 541,046 shares as of 9/30/16 and 534,496 as of 12/31/15	(1,469,105)	(1,447,491)

Total stockholders’ equity (net assets) (per share 9/30/16: $5.20, 12/31/15: $5.35)	32,845,134	33,853,660

Total liabilities and stockholders’ equity	$43,293,415	$44,562,060

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Investment income:
Interest from portfolio companies:
Control investments	$—	$18,336	$11,828	$60,756
Affiliate investments	113,643	100,678	273,218	312,329
Non-Control/Non-Affiliate investments	110,395	61,312	240,027	176,534

Total interest from portfolio companies	224,038	180,326	525,073	549,619
Interest from other investments:
Non-Control/Non-Affiliate investments	11,974	3,529	33,683	18,719

Total interest from other investments	11,974	3,529	33,683	18,719
Dividend and other investment income:
Control investments	—	460,947	—	1,364,306
Affiliate investments	69,010	65,810	149,807	124,239
Non-Control/Non-Affiliate investments	3,011	—	3,011	—

Total dividend and other investment income	72,021	526,757	152,818	1,488,545
Fee income:
Control investments	—	2,000	2,000	6,000
Affiliate investments	2,083	1,417	3,945	3,250
Non-Control/Non-Affiliate investments	5,770	4,250	13,004	12,417

Total fee income	7,853	7,667	18,949	21,667

Total investment income	315,886	718,279	730,523	2,078,550

Operating expenses:
Salaries	155,437	149,555	466,312	448,665
Bonus and profit sharing	—	—	1,411,659	—
Employee benefits	38,730	27,745	164,952	87,546
Directors’ fees	47,380	37,950	142,135	89,000
Professional fees	86,938	33,702	237,986	127,204
Stockholders and office operating	50,846	41,716	174,882	156,830
Insurance	8,358	8,400	25,876	25,954
Corporate development	17,794	16,982	49,319	48,363
Other operating	3,495	3,099	9,470	8,973

	408,978	319,149	2,682,591	992,535
Interest on SBA obligations	77,570	77,569	232,709	229,460

Total operating expenses	486,548	396,718	2,915,300	1,221,995

Net investment (loss) income before income taxes	(170,662)	321,561	(2,184,777)	856,555

Income tax (benefit) expense	(55,934)	88,298	(833,525)	262,285

Net investment (loss) income	(114,728)	233,263	(1,351,252)	594,270

Net realized gain on investments:
Control investments	1,412,500	—	14,588,813	—
Non-Control/Non-Affiliate investments	—	—	168,140	262,925

Net realized gain before income taxes	1,412,500	—	14,756,953	262,925
Income tax expense	526,862	—	5,504,343	89,742

Net realized gain on investments	885,638	—	9,252,610	173,183
Net change in unrealized depreciation or appreciation on investments:
Control investments	(1,412,500)	—	(12,775,000)	—
Affiliate investments	(666,011)	(250,000)	(1,413,811)	(443,436)
Non-Control/Non-Affiliate investments	—	321,300	69,444	193,572

Change in unrealized depreciation or appreciation before income taxes	(2,078,511)	71,300	(14,119,367)	(249,864)
Deferred income tax (benefit) expense	(736,301)	18,066	(5,231,097)	(91,552)

Net (decrease) increase in unrealized depreciation or appreciation on investments	(1,342,210)	53,234	(8,888,270)	(158,312)

Net realized and unrealized (loss) gain on investments	(456,572)	53,234	364,340	14,871

Net (decrease) increase in net assets from operations	($571,300)	$286,497	($986,912)	$609,141

Weighted average shares outstanding	6,325,299	6,328,538	6,327,074	6,328,538
Basic and diluted net (decrease) increase in net assets from operations, per share	($0.09)	$0.05	($0.16)	$0.10

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For the Three Months and the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net assets at beginning of period	$33,438,048	$32,676,085	$33,853,660	$32,353,441
Net investment (loss) income	(114,728)	233,263	(1,351,252)	594,270
Net realized gain on investments	885,638	—	9,252,610	173,183
Net (decrease) increase in unrealized depreciation or appreciation on investments	(1,342,210)	53,234	(8,888,270)	(158,312)

Net (decrease) increase in net assets from operations	(571,300)	286,497	(986,912)	609,141
Purchase of treasury stock	(21,614)	—	(21,614)	—

Total (decrease) increase in net assets	(592,914)	286,497	(1,008,526)	609,141

Net assets at end of period	$32,845,134	$32,962,582	$32,845,134	$32,962,582

Accumulated net investment loss	($1,375,832)	($273,212)	($1,375,832)	($273,212)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($986,912)	$609,141
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(5,883,012)	(6,769,008)
Proceeds from sale of investments	14,313,203	648,605
Proceeds from loan repayments	416,972	151,460
Decrease in unrealized appreciation on investments	14,119,367	249,864
Deferred tax (benefit) expense	(3,448,438)	30,183
Realized gain on portfolio investments	(14,756,953)	(262,925)
Depreciation and amortization	25,034	24,698
Original issue discount amortization	(7,497)	(11,619)
Change in interest receivable allowance	—	(6,311)
Non-cash conversion of debenture interest	(16,711)	(69,710)
Changes in operating assets and liabilities:
Increase in interest receivable	(97,299)	(37,811)
Decrease in other assets	61,484	31,782
Decrease (increase) in prepaid income taxes	65,228	(51,230)
Increase (decrease) in income taxes payable	826,983	(2,065,795)
Decrease in accounts payable and accrued expenses	(85,678)	(185,993)
Increase (decrease) in profit sharing and bonus payable	1,311,659	(758,750)
Increase in deferred revenue	27,553	6,333

Total adjustments	6,871,895	(9,076,227)

Net cash provided by (used in) operating activities	5,884,983	(8,467,086)

Cash flows from financing activities:
Purchase of treasury shares	(21,614)	—

Net cash provided by financing activities	(21,614)	—

Net increase (decrease) in cash	5,863,369	(8,467,086)
Cash:
Beginning of period	5,844,795	13,230,717

End of period	$11,708,164	$4,763,631

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 42.0% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used cars. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 senior subordinated secured term loan at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $170,277.	6/13/14	<1%	900,000 250,000	900,000 250,000	3.5%
	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,016,560 25	1,016,560 25	3.1%
	Total GoNoodle			1,016,585	1,016,585

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $64,537.	10/22/12	4%	1,088,191 150,000 97,625	1,088,191 0 0	3.3%
	Total Mercantile			1,335,816	1,088,191

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,353,854 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.5%

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	- 2,099,999 - 702,732	11,000 2,165,999 59,000 702,732	8.9%
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.3%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$13,936,867	$13,789,967

Affiliate Investments – 41.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017. Total BeetNPath	10/20/14	9%	$359,000 150,000 509,000	$359,000 150,000 509,000	1.5%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities. Total First Wave	4/19/12	7%	661,563 316,469 22,000 1,000,032	250,000 0 0 250,000	0.8%

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12% due April 1, 2019. $600,000 term loan at 14% due March 31, 2018. Total Genicon	4/10/15	6%	1,000,000 1,100,000 600,000 2,700,000	1,000,000 1,100,000 600,000 2,700,000	8.2%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018. Total Knoa	11/20/12	7%	750,000 479,155 48,466 1,277,621	0 449,455 48,466 497,921	1.5%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 750,001	0 300,000 165,001 35,000 500,001	1.5%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.1%

Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,891,964 - 1,891,964	1,891,964 - 1,891,964	5.8%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017. Total OnCore	12/31/14	7%	375,000 300,000 675,000	187,500 300,000 487,500	1.5%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000 2,554,710	1,000,000 504,710 250,000 200,000 100,000 2,054,710	6.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares. Total Statisfy	8/18/14	10%	20,968 629,032 650,000	0 0 0	0.0%

Teleservices Solutions Holdings, LLC (e)(g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	0 595,340 91,200 104,198 790,738	2.4%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares. 21,390.67 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021. Total Tilson	1/20/15	8%	600,000 200,000 200,000 1,000,000	600,000 200,000 200,000 1,000,000	3.0%

Subtotal Affiliate Investments				$18,239,623	$13,688,814

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 84.0%				$32,275,990	$27,578,281
OTHER ASSETS IN EXCESS OF LIABILITIES – 16.0%					5,266,853

NET ASSETS – 100%					$32,845,134

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At September 30, 2016, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2016, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of September 30, 2016, the total cost of investment securities was approximately $32.3 million. Net unrealized depreciation was approximately ($4.7) million, which was comprised of $1.4 million of unrealized appreciation of investment securities and ($6.1) million of unrealized depreciation of investment securities. At September 30, 2016, the aggregate gross unrealized gain for federal income tax purposes was $1.7 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.8) million. The net unrealized loss for federal income tax purposes was $4.1 million based on a tax cost of $31.7 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the three months ended September 30, 2016.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$ -	$ -	$99,500	$ -

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Escrow receivable due from sale of business.	416,972 13,400,000 -	- - -	(416,972) (13,400,00) -	- - -	11,828 2,000 -
	Total Gemcor	13,816,972	-	(13,816,972)	-	13,828

	Total Control Investments	$13,916,472	$0	($13,816,972)	$99,500	$13,828
Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%.	$359,000 -	$ - 150,000	$ - -	$359,000 150,000	$ - 3,452
	Total BeetNPath	359,000	150,000	-	509,000	3,452

Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000	-	-	600,000	97,684

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	-	200,000	-	200,000	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 - -	- - -	- - -	250,000 - -	833 - -
	Total First Wave	250,000	-	-	250,000	833

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%. $600,000 term loan at 14%.	1,000,000 - -	- 1,100,000 600,000	- - -	1,000,000 1,100,000 600,000	2,112 75,967 7,233
	Total Genicon	1,000,000	1,700,000	-	2,700,000	85,312

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-

G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares. $95,000 convertible promissory note at 8%.	- 95,000	780,000 -	- (95,000)	780,000 -	- 6,689
	Total Intrinsiq	95,000	780,000	(95,000)	780,000	6,689

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	381,503 490,752 -	- - 48,466	(381,503) (41,297) -	- 449,455 48,466	- - 1,529
	Total Knoa	872,255	48,466	(422,800)	497,921	1,529

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	- 300,000 165,001 35,000	- - - -	- - - -	- 300,000 165,001 35,000	- - - -
	Total Knowledge Vision	500,001	-	-	500,001	-

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 -	- -	- -	1,891,964 -	156,087 -
	Total Microcision	1,891,964	-	-	1,891,964	156,087

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	28,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	187,500 150,000	- 150,000	- -	187,500 300,000	- 12,649
	Total OnCore	337,500	150,000	-	487,500	12,649

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares.	11,000	-	(11,000)	-	-
	1,839,422 Series A preferred shares.	2,165,999	-	(2,165,999)	-	-
	50,593 common shares.	59,000	-	(59,000)	-	-
	589,420 Series B preferred shares.	702,732	-	(702,732)	-	-
	Total Rheonix	2,938,731	-	(2,938,731)	-	-

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	-	-	1,000,000	-
	274,299 Series A-1 convertible preferred shares.	504,710	-	-	504,710	-
	117,371 Series B preferred shares.	250,000	-	-	250,000	-
	$200,000 subordinated promissory note at 10%.	-	200,000	-	200,000	9,612
	$100,000 secured subordinated convertible note at 10%.	-	100,000	-	100,000	-
	Total SciAps	1,754,710	300,000	-	2,054,710	9,612

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	13,464

Statisfy, Inc.	65,000 Series seed preferred shares.	20,968	-	(20,968)	-	-
	Warrant for 1,950,000 Series seed preferred shares.	629,032	-	(629,032)	-	-
	Total Statisfy	650,000	-	(650,000)	-	-

Teleservices Solutions	250,000 Class B shares.	-	-	-	-	-
Holdings, LLC	1,000,000 Class C shares.	1,190,680	-	(595,340)	595,340	-
	80,000 Class D preferred units.	91,200	-	-	91,200	-
	104,198 Class E preferred units.	104,198	-	-	104,198	-
	Total Teleservices	1,386,078	-	(595,340)	790,738

Tilson Technology	12 Series B preferred shares.	600,000	-	-	600,000	11,250
Management, Inc.	21,390 Series C convertible preferred shares.	-	200,000	-	200,000
	$200,000 subordinated promissory note at 8%.	-	200,000	-	200,000
	Total Tilson	600,000	400,000	-	1,000,000

	Total Affiliate Investments	$14,662,219	$3,728,466	($4,701,871)	$13,688,814	$426,970

	Total Control and Affiliate Investments	$28,578,691	$3,728,466	($18,518,843)	$13,788,314	$440,798

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2016 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2016

Healthcare	32.5%

Software	27.3%

Manufacturing	20.8%

Contact Center	6.8%

Consumer Product	5.5%

Professional Services	3.6%

Oil and Gas	1.8%

Electronics	1.3%

Marketing	0.4%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 24.4% of net assets: (j)

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $92,833.	6/13/14	-	600,000	600,000	1.8%

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,008,974 25	1,008,974 25	3.0%
	Total GoNoodle			1,008,999	1,008,999

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2015) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $93,455.	10/22/12	4%	1,080,694 150,000 97,625	1,080,694 0 0	3.2%
	Total Mercantile			1,328,319	1,080,694

Outmatch (e)(g) (Formerly Chequed Holdings, LLC) Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,264,995 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.3%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.1%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,606,053	$8,253,709

Affiliate Investments – 43.3% of net assets (k)

BeetNPath, LLC (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.0%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	661,563 316,469 22,000	250,000 0 0	0.7%
	Total First Wave			1,000,032	250,000

Genicon, Inc. (e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.2%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016. Total Intrinsiq	9/19/13	7%	600,002 95,000 695,002	0 95,000 95,000	0.3%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155 1,229,155	381,503 490,752 872,255	2.6%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%
	Total KnowledgeVision			750,001	500,001

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%

Microcision LLC (g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,891,964 - 1,891,964	1,891,964 - 1,891,964	5.6%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6% due January 24, 2017. Total OnCore	12/31/14	7%	375,000 150,000 525,000	187,500 150,000 337,500	1.0%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares. Total Rheonix	10/29/09	5%	- 2,099,999 - 702,732 2,802,731	11,000 2,165,999 59,000 702,732 2,938,731	8.7%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 2,254,710	1,000,000 504,710 250,000 1,754,710	5.2%

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.5%

Statisfy, Inc. (e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software) www.statisfy.co	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares. Total Statisfy	8/18/14	10%	20,968 629,032 650,000	20,968 629,032 650,000	1.9%

Teleservices Solutions Holdings, LLC (g)(n) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	0 1,190,680 91,200 104,198 1,386,078	4.1%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$17,663,217	$14,662,219

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Control Investments – 41.1% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Gemcor II, LLC (g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing) www.gemcor.com	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units. Total Gemcor	6/28/04	31%	416,972 625,000 1,041,972	416,972 13,400,000 13,816,972	40.8%

Subtotal Control Investments				$1,141,472	$13,916,472

TOTAL INVESTMENTS – 108.8%				$27,410,742	$36,832,400
LIABILITIES IN EXCESS OF OTHER ASSETS – (8.8%)					(2,978,740)

NET ASSETS – 100%					$33,853,660

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$ -	$ -	$99,500	$ -

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units.	622,800 9,300,000	- 4,100,000	(205,828) -	416,972 13,400,000	77,077 1,743,934
	Total Gemcor	9,922,800	4,100,000	(205,828)	13,816,972	1,821,011

	Total Control Investments	$10,022,300	$4,100,000	($205,828)	$13,916,472	$1,821,011
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$ -	$359,000	$ -	$359,000	$7,250

Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14%. 6.0825% Class A common membership interest.	985,000 125,000 600,000	- - -	(985,000) (125,000) -	- - 600,000	81,782 14,778 116,052
	Total Carolina Skiff	1,710,000	-	(1,110,000)	600,000	212,612

Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%.	1,383,222 250,000	- -	(1,383,222) (250,000)	- -	- 11,507
	Total Chequed	1,633,222	-	(1,633,222)	-	11,507

CrowdBouncer, Inc.	300,000 Series A preferred shares.	-	-	-	-	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	637,992 308,687 22,000	23,571 7,782 -	(411,563) (316,469) (22,000)	250,000 - -	24,571 8,447 -
	Total First Wave	968,679	31,353	(750,032)	250,000	33,018

Genicon, Inc.	1,586,902 Series B preferred shares.	-	1,000,000	-	1,000,000	-

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	(191,907)	424,314	-

G-TEC Natural Gas Systems	17.8% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8%.	600,002 -	- 95,000	(600,002) -	- 95,000	- 2,436
	Total Intrinsiq	600,002	95,000	(600,002)	95,000	2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	381,503 490,752	- -	- -	381,503 490,752	- -
		872,255	-	-	872,255	-

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	250,000 300,000 - -	- - 165,001 35,000	(250,000) - - -	- 300,000 165,001 35,000	- - - -
	Total Knowledge Vision	550,000	200,001	(250,000)	500,001	-

Mezmeriz, Inc.	1,554,565 Series seed preferred shares. $200,000 convertible notes at 8%.	- 200,000	351,477 -	- (200,000)	351,477 -	- -
	Total Mezmeriz	200,000	351,477	(200,000)	351,477	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 -	- -	- -	1,891,964 -	208,116 -
	Total Microcision	1,891,964	-	-	1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	30,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6%.	- -	375,000 150,000	(187,500) -	187,500 150,000	- 3,945
	Total OnCore	-	525,000	(187,500)	337,500	3,945

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares. $680,475 convertible promissory notes at 8%.	11,000 2,165,999 59,000 - -	- - - 702,732 702,732	- - - - (702,732)	11,000 2,165,999 59,000 702,732 -	- - - - 22,258
	Total Rheonix	2,235,999	1,405,464	(702,732)	2,938,731	22,258

SciAps, Inc.	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	1,500,000 - -	- 504,710 250,000	(500,000) - -	1,000,000 504,710 250,000	- 4,711 -
	Total SciAps	1,500,000	754,710	(500,000)	1,754,710	4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	4,355

Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	- -	20,968 629,032	- -	20,968 629,032	- -
	Total Statisfy	-	650,000	-	650,000	-

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	250,000 1,070,680 80,000 -	- 120,000 11,200 104,198	(250,000) - - -	- 1,190,680 91,200 104,198	- 168,000 15,680 -
	Total Teleservices	1,400,680	235,398	(250,000)	1,386,078	183,680

Tilson Technology Management, Inc.	12 Series B preferred shares.	-	600,000	-	600,000	14,417

	Total Affiliate Investments	$14,617,378	$6,420,236	($6,375,395)	$14,662,219	$738,714

	Total Control and Affiliate Investments	$24,639,678	$10,520,236	($6,581,223)	$28,578,691	$2,559,725

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

For the Nine Months Ended September 30, 2016 and 2015

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	2016 Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2015

Form 10-Q	Quarterly Reports on Form 10-Q for the quarters ended June 30, 2016 and March 31, 2016

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

Fair Value of SBA Debentures - In September 2016, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.051%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 2.855%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

After reviewing each of our portfolio companies’ performance and the circumstances surrounding each investment, the Corporation ceased accruing interest income on First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loans in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition - Dividend Income - The Corporation may receive distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

The Corporation holds preferred equity securities that contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, if declared, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $15,948 and $13,667 for the nine months ended September 30, 2016 and 2015, respectively. The board fees were $3,000 and $8,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $7,497 and $11,619 in OID income for the nine months ended September 30, 2016 and 2015, respectively. OID income is estimated to be approximately $2,500 for the remainder of 2016 and $8,350 for 2017.

Deferred Debenture Costs - The Financial Accounting Standards Board (FASB) issued an Accounting Standard Update 2015-03 (ASU) requiring that debt issuance costs be presented as a direct deduction from the related debt liability. Therefore, the SBA debenture origination and commitment costs are presented as a direct deduction from the debt liability (see Note 6). As a result $199,627 was reclassified from other assets to debentures guaranteed by the SBA in the accompanying consolidated statement of financial position as of

December 31, 2015. As of September 30, 2016, the balance in debt issuance costs was $179,077. These costs are amortized ratably over the terms of the SBA debentures and are expensed when the debt is repaid early. Amortization expense was $20,550 for each of the nine months ended September 30, 2016 and 2015. Amortization over the next five years is estimated to be approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at September 30, 2016 and December 31, 2015 with a weighted average interest rate of 3.54% as of September 30, 2016. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

In the event of a future default of such SBA obligations, the Corporation has consented to the exercise, by the SBA, of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require. These may include the Corporation’s automatic consent to the appointment of the SBA, or its designee, as receiver under Section 311(c) of the Small Business Investment Act of 1958.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. We do not have any common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid during the nine months ended September 30, 2016 and 2015 was $1,995,948 and $2,347,317, respectively. Interest paid during the nine months ended September 30, 2016 and 2015 was $283,650 and $269,066, respectively. The Corporation converted $16,711 and $69,710 of interest receivable into investments during the nine months ended September 30, 2016 and 2015, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2016 and December 31, 2015, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 19, 2016, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 19, 2017 at prices that are no greater than the then current net asset value. There were 6,550 shares repurchased during the nine months ended September 30, 2016 and the total treasury shares held was 541,046 shares with a total cost of $1,469,105 at September 30, 2016. Therefore, at September 30, 2016, the Corporation had authorization to purchase up to an additional 458,954 shares of common stock.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2016, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation accrued $1,411,659 under the Plan for the nine months ended September 30, 2016. There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2015. Estimated payroll taxes and benefits on the profit sharing under the Plan have been accrued at September 30, 2016. The amounts accrued do not exceed the defined limits under the Plan. During the year ended December 31, 2014, the Corporation approved and accrued $899,500 under the Plan, of which $717,500 was paid during the nine months ended September 30, 2015.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. During the nine months ended September 30, 2016 there was an $18,500 increase in the current tax liability offset by an $8,500 decrease in previous reserves, resulting in a net $10,000 change in uncertain tax positions. There were no new uncertain tax positions recorded at December 31, 2015.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the nine months ended September 30, 2016 or 2015.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At September 30, 2016, Rheonix, Inc. (Rheonix), Genicon, Inc. (Genicon), Outmatch (formerly Chequed Holdings, LLC) (Outmatch), Social Flow, Inc. (Social Flow) and SciAps, Inc. (Sciaps) represented 11%, 10%, 8%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The loan and debt securities are typically carried at cost, however, may be valued at an amount other than the price the security would command given the rate and related inherent portfolio risk of the investment.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net (decrease) increase in unrealized depreciation or appreciation on investments.”

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of September 30, 2016.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2016:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$1,088,191	$—	$—	$8,735,216	$—	$9,823,407

Non-Control/Non-Affiliate Debt	—	—	—	—	3,966,560	3,966,560

Total Non-Control/Non-Affiliate	$1,088,191	$—	$—	$8,735,216	$3,966,560	$13,789,967

Affiliate Equity	$1,128,348	$22,841	$600,001	$7,097,194	$—	$8,848,384

Affiliate Debt	—	—	—	300,000	4,540,430	4,840,430

Total Affiliate	$1,128,348	$22,841	$600,001	$7,397,194	$4,540,430	$13,688,814

Control Equity	$—	$—	$99,500	$—	$—	$99,500

Control Debt	—	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$—	$99,500

Total Level 3 Investments	$2,216,539	$22,841	$699,501	$16,132,410	$8,506,990	$27,578,281

Range	3.6X-7.5X	1X	0.75X-2.5X	0.0X – 1.0X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Discount	Asset Value
Weighted Average	5.4X	1X	2X	0 .89X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at September 30, 2016:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,695,181	—	—	6,695,181
Equity investments	17,683,100	—	—	17,683,100

Total	$27,578,281	$—	$—	$27,578,281

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$416,972	$—	$—	$416,972
Debt investments	5,076,632	—	—	5,076,632
Equity investments	31,338,796	—	—	31,338,796

Total	$36,832,400	$—	$—	$36,832,400

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	14,588,813	14,588,813

Total Realized Gains	—	—	14,588,813	14,588,813
Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Gemcor II, LLC (Gemcor)	—	—	(12,775,000)	(12,775,000)
Intrinsiq Material, Inc. (Intrinsiq)	—	—	254,329	254,329
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
Statisfy, Inc. (Statisfy)	—	—	(650,000)	(650,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(595,340)	(595,340)

Total Unrealized Gains and Losses	—	—	(14,119,367)	(14,119,367)
Purchases of Securities/Changes to Securities/Non-cash conversions:
ACV Auctions, Inc. (ACV Auctions)	—	—	163,000	163,000
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,700,000	—	—	1,700,000
GoNoodle, Inc. (GoNoodle)	—	7,586	—	7,586
Intrinsiq	—	—	430,671	430,671
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	7,497	—	7,497
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000
PostProcess Technologies, Inc. (Post Process)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	300,000	—	300,000
Tilson Technology Management, Inc. (Tilson)	—	200,000	200,000	400,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	3,200,000	1,713,549	993,671	5,907,220
Repayments and Sale of Securities:
Gemcor	(416,972)	—	(15,213,813)	(15,630,785)

Total Repayments and Sale of Securities	(416,972)	—	(15,213,813)	(15,630,785)

Transfers within Level 3	—	(95,000)	95,000	—

Ending Balance, September 30, 2016, of Level 3 Assets	$3,200,000	$6,695,181	$17,683,100	$27,578,281

Change in unrealized appreciation on investments for the period included in changes in net assets				($14,119,367)
Net realized gain on investments for the period included in changes in net assets				$14,756,953

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2014, of Level 3 Assets	$622,801	$5,384,339	$23,692,236	$29,699,376
Unrealized Gains or Losses included in net change in net assets from operations
First Wave Products Group, LLC (First Wave)	—	(193,436)	—	(193,436)
Athenex, Inc. (Athenex)	—	—	92,592	92,592
SocialFlow, Inc. (Social Flow)	—	—	321,300	321,300
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(250,000)	(250,000)

Total Unrealized Gains and Losses	—	(193,436)	163,892	(29,544)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Chequed.com, Inc. (Chequed)	—	(250,000)	(1,383,222)	(1,633,222)
Chequed Holdings, LLC (Chequed Holdings)	—	—	2,145,496	2,145,496
City Dining Cards, Inc. (City Dining)	—	—	500,000	500,000
First Wave	—	28,132	—	28,132
Genicon, Inc. (Genicon)	—	—	1,000,000	1,000,000
GiveGab, Inc. (Give Gab)	—	—	212,833	212,833
GoNoodle, Inc. (GoNoodle)	—	1,006,458	25	1,006,483
Intrinsiq Material, Inc. (Intrinsiq)	—	95,000	—	95,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	200,001	200,001
Mercantile Adjustment Bureau, LLC (Mercantile)	—	7,497	—	7,497
Mezmeriz, Inc. (Mezmeriz)	—	(200,000)	351,477	151,477
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	175,000	325,000
Rheonix, Inc. (Rheonix)	—	—	702,732	702,732
SciAps, Inc. (Sciaps)	—	—	754,710	754,710
Social Flow	—	—	500,000	500,000
Statisfy, Inc.(Statisfy)	—	—	150,000	150,000
Teleservices	—	—	104,198	104,198
Tilson Technology Management, Inc. (Tilson)	—	—	600,000	600,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	837,087	6,013,250	6,850,337
Repayments of Securities
Gemcor II, LLC (Gemcor)	(151,460)	—	—	(151,460)

Total Repayments of Securities	(151,460)	—	—	(151,460)
Transfers within Level 3	—	—	—	—

Ending Balance, September 30, 2015, of Level 3 Assets	$471,341	$6,027,990	$29,869,378	$36,368,709

Change in unrealized appreciation on investments for the period included in changes in net assets				($29,544)
Net realized (losses) on investments for the period included in changes in net assets				$—

NOTE 4.—OTHER ASSETS

At September 30, 2016 and December 31, 2015, other assets was comprised of the following:

	September 30, 2016	December 31, 2015
Escrow receivable from BinOptics Corporation	$1,504,854	$1,504,854
Escrow receivable from Gemcor II, LLC	1,068,750	—
Prepaid expenses	24,118	—
Equipment (net)	7,192	11,676
Operating receivables	2,281	1,159

Total other assets	$2,607,195	$1,604,413

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and scheduled to be released to the Corporation during 2016. During the first quarter of 2016, Gemcor II, LLC sold its assets, and a portion of the proceeds are held in escrow and will be released during 2017. Both escrow receivables are subject to potential claims.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of September 30, 2016.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update 2015-03 (ASU), the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction for the related debt liability.

	September 30, 2016	December 31, 2015
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(179,077)	(199,627)

Debentures guaranteed by the SBA, net	$7,820,923	$7,800,373

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine months ended September 30, 2016 (Unaudited)	Year ended December 31, 2015
Income from investment operations (1):
Investment income	$0.12	$0.45
Operating expenses	0.46	0.29

Investment (loss) income before income taxes	(0.34)	0.16
Income tax (benefit) expense	(0.13)	0.02

Net investment (loss) income	(0.21)	0.14
Purchase of treasury stock	0.00	0.00

Net realized and unrealized gain on investments	0.06	0.10

(Decrease) increase in net asset value	(0.15)	0.24
Net asset value, beginning of period	5.35	5.11

Net asset value, end of period	$5.20	$5.35

Per share market price, end of period	$3.64	$3.77

Total return based on market value	(3.45%)	(7.82%)
Total return based on net asset value	(2.98%)	4.64%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	8.74%	5.49%
Ratio of operating expenses including income taxes to average net assets	7.06%	7.89%
Ratio of net investment (loss) income to average net assets	(4.05%)	2.55%
Portfolio turnover	18.3%	21.4%
Net assets, end of period	$32,845,134	$33,853,660
Weighted shares outstanding, end of period	6,327,074	6,328,538

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are an internally managed investment company that invests in and lends to small and medium-sized companies primarily in connection with loans or investments made concurrently by other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We make the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. We anticipate that most, if not all, of our investments made in the next year will be originated through our SBIC subsidiary.

Outlook

At the end of the third quarter of 2016, we had approximately $12 million in cash on hand, which is available for future investment and operating needs. We believe the combination of cash on hand and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio, while continuing to reinvest in existing portfolio companies that continue to demonstrate growth potential. The following short and long-term trends provide us with confidence in our ability to grow Rand:

•	We expect that well run U.S. businesses will require capital to continue to grow given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts. We believe Rand will be able to participate in financing these businesses.

•	We have sufficient cash on hand to invest in new opportunities.

•	Given our available cash on hand, we are able to invest larger amounts in companies, which, we believe, will provide an opportunity to accelerate our rate of growth.

•	We will continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts to facilitate their growth.

•	As our portfolio of investments continues to expand, we are able to better leverage our infrastructure.

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

Financial Condition

Overview:	9/30/16	12/31/15	(Decrease)	% (Decrease)
Total assets	$43,293,415	$44,562,060	($1,268,645)	(2.8%)
Total liabilities	10,448,281	10,708,400	(260,119)	(2.4%)

Net assets	$32,845,134	$33,853,660	($1,008,526)	(3.0%)

Net asset value per share (NAV) was $5.20 at September 30, 2016 and $5.35 at December 31, 2015.

Our outstanding SBA debentures at September 30, 2016 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 36% of net assets at September 30, 2016 as compared to 17% at December 31, 2015. The change is primarily due to the receipt of proceeds from the asset sale of one of our investments, Gemcor II, LLC, in March 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	9/30/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$32,275,990	$27,410,742	$4,865,248	17.7%
Unrealized (depreciation) appreciation, net	(4,697,709)	9,421,658	(14,119,367)	(149.9%)

Investments at fair value	$27,578,281	$36,832,400	($9,254,119)	(25.1%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 84% of net assets at September 30, 2016 versus 109% of net assets at December 31, 2015 with the change primarily due to the asset sale of one of our investments, Gemcor II, LLC.

The change in investments during the nine months ended September 30, 2016, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Genicon, Inc. (Genicon)	$1,700,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000
Empire Genomics, LLC (Empire Genomics)	550,000
Intrinsiq Materials, Inc. (Intrinsiq)	421,546
Tilson Technology Management, Inc. (Tilson)	400,000
PostProcess Technologies LLC (Post Process)	300,000
SciAps, Inc. (Sciaps)	300,000
ClearView Social, Inc. (Clearview Social)	200,000
ACV Auctions, Inc. (ACV Auctions)	163,000
BeetNPath, LLC (Beetnpath)	150,000
OnCore Golf Technology, Inc. (Oncore Golf)	150,000
Knoa Software, Inc. (Knoa)	48,466

Total of new investments	5,883,012
Other changes to investments:
Intrinsiq	9,125
GoNoodle, Inc. (GoNoodle) interest conversion	7,586
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	7,497

Total of other changes to investments	24,208
Investments repaid, sold or liquidated:
Gemcor II, LLC (Gemcor) repayment	(1,041,972)

Total investments repaid, sold or liquidated	(1,041,972)

Net change in investments, at cost	$4,865,248

Results of Operations

Investment Income

Our investment objective is to achieve long-term capital appreciation on our equity investments while investing in a mixture of loan, debenture and equity instruments, which are structured to provide a current return on a portion of the investment portfolio.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	September 30, 2016	September 30, 2015	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$525,073	$549,619	($24,546)	(4.5%)
Interest from other investments	33,683	18,719	14,964	79.9%
Dividend and other investment income	152,818	1,488,545	(1,335,727)	(89.7%)
Fee income	18,949	21,667	(2,718)	(12.5%)

Total investment income	$730,523	$2,078,550	($1,348,027)	(64.9%)

Interest from portfolio companies – Interest income from portfolio companies decreased during the nine months ended September 30, 2016 versus the nine months ended September 30, 2015 due to decreases in the principal balances outstanding on loan and debt investments with Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff), respectively, and the timing of our new debt investments made during 2016 which offset these repayments.

After reviewing their performance and the circumstances surrounding our investments, we ceased accruing interest income on First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances during 2015.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the nine months ended September 30, 2016 versus the same period in 2015.

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

	September 30, 2016	September 30, 2015
Carolina Skiff LLC (Carolina Skiff)	$97,684	$81,808
New Monarch Machine Tool LLC (Monarch)	27,409	27,409
SOMS Technologies, LLC (SOMS)	13,464	4,355
Tilson Technology Management, Inc. (Tilson)	11,250	10,667
Empire Genomics	3,011	—
Gemcor, II, LLC (Gemcor)	—	1,364,306

Total dividend and other investment income	$152,818	$1,488,545

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

The income associated with the amortization of financing fees was $15,948 and $13,667 for the nine months ended September 30, 2016 and 2015, respectively. The income from board fees was $3,000 and $8,000 for the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	September 30, 2016	September 30, 2015	Increase	% Increase
Total operating expenses	$2,915,300	$1,221,995	$1,693,305	138.6%

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The increase in operating expenses during the nine months ended September 30, 2016 was comprised primarily of a $1,411,659 increase in bonus and profit sharing expense and an 87%, or $110,782, increase in professional fees.

Our largest portfolio company, in terms of fair value, Gemcor II, LLC (Gemcor) sold its assets during March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,588,813 and included $1,068,750 that continued to be held in escrow at September 30, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow is scheduled to be released during 2017, subject to potential claims. Related to this asset sale, we accrued $1,411,659 under our Profit Sharing Plan for the nine months ended September 30, 2016, that is payable to our executive officers. There were no amounts earned pursuant to the Profit Sharing Plan for the nine months ended September 30, 2015.

Professional fees were also higher during the nine months ended September 30, 2016 versus the same period in 2015 because we incurred additional expenses in connection with implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate.

Realized Gains and Losses on Investments

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	September 30, 2016	September 30, 2015	Increase
Realized gain on investments before income taxes	$14,756,953	$262,925	$14,494,028

During the first quarter of 2016, our portfolio company Gemcor II, LLC sold its assets, and accordingly, we received gross cash proceeds of approximately $14.1 million, excluding amounts that continue to be held in escrow, and recognized a realized gain, before income taxes, of $14,588,813.

In addition, we recorded a realized gain of $168,140 during the nine months ended September 30, 2016 from the earn out provision in connection with the 2014 sale of QuaDPharma, LLC to Athenex Inc.

During the nine months ended September 30, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). As of September 30, 2015, we did not own any shares of Synacor.

Change in Unrealized Depreciation or Appreciation of Investments

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	September 30, 2016	September 30, 2015	Decrease
Change in unrealized depreciation or appreciation before income taxes	($14,119,367)	($249,864)	($13,869,503)

The decrease in unrealized depreciation or appreciation before income taxes for the nine months ended September 30, 2016 was comprised of the following:

September 30, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($12,775,000)
Statisfy, Inc. (Statisfy)	(650,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(595,340)
Knoa Software, Inc. (Knoa)	(422,800)
Athenex, Inc. (Athenex)	69,444
Intrinsiq Materials, Inc. (Intrinsiq)	254,329

Total change in net unrealized depreciation of investments before income taxes during the nine months ended September 30, 2016	($14,119,367)

During the first quarter of 2016, our portfolio company, Gemcor II, LLC sold its assets and we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,588,813 and included $1,068,750 that was held in escrow at September 30, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow is scheduled to be released during 2017, subject to potential claims.

The valuation of our investment in Statisfy was decreased after we reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

Our investment in Teleservices was revalued after we reviewed their operations and their current and past financial performance. This review indicated that a further deterioration of their business had occurred. If the factors that led to this reduction in valuation are overcome, the value may be restored. The portfolio company remains in operation and is developing new business strategies.

The valuation of our investment in Knoa was decreased during the nine months ended September 30, 2016 to value our equity investment at a value consistent with the anticipated pricing for Knoa’s future equity financing.

In accordance with our valuation policy, we increased the value of our investment in Athenex based on a significant equity financing by a new non-strategic outside entity. This new financing used a higher valuation for Athenex than had been used for its prior financing rounds.

Intrinsiq’s value was increased based on a financial analysis of the portfolio company, completed by management, indicating continued improved performance and the completion of an equity refinancing in the third quarter of 2016.

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, the net (decrease) increase in net assets from operations was ($986,912) and $609,141, respectively.

Liquidity and Capital Resources

Our principal objective is to achieve growth in net asset value per share through capital appreciation. Therefore, a significant portion of our investment portfolio is structured to maximize the potential for capital appreciation, and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of September 30, 2016, our total liquidity consisted of approximately $11.7 million in cash on hand.

Management expects that the cash on hand at September 30, 2016, coupled with the scheduled interest payments from our portfolio investments, will be sufficient to meet our liquidity needs through the next twelve months. As a result of the reduction of investment income related to the Gemcor asset sale, we expect to continue to look for new investment opportunities that provide interest and dividend payments so as to provide cash flow to cover operating costs. Future exits from portfolio companies may increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

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

As of September 30, 2016, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2016 – 7/31/2016	—	—	—	465,504
8/1/2016 – 8/31/2016	6,550	$3.30	6,550	458,954
9/1/2016 – 9/30/2016	—	—	—	458,954

(1)	The total number of shares purchased was 6,550 during the third quarter of 2016. All transactions were made in the open market.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 19, 2016, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 19, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) and (a) (2) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(3)(ii)	By-laws of the Corporation, filed herewith.

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (d) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(32.1)	Section 1350 Certifications – Rand Capital Corporation – furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2016

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer