Form 10-K
period 2016-12-31
RAND CAPITAL CORP
filed 2017-03-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $18,330,211 based upon the closing price as reported on the NASDAQ Capital Market on such date.

As of March 1, 2017, there were 6,321,988 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.    Business

Overview of Our Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. Throughout our history, our principal business has been to make venture capital investments in early or expansion stage companies, typically in upstate New York. We are now seeking investments in a broader geographic area, in close proximity to New York, in accordance with our strategic growth plan. We look for companies with strong leadership that are bringing to market new or unique products, technologies or services and have a high potential for growth. We invest in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of warrants or options to acquire stock or the right to convert the debt securities into stock. Responding to our request during 2016, the U.S. Small Business Administration (SBA) issued a “green light” or “go forth” letter inviting Rand to continue its application process to obtain a license to form and operate its second small business investment company (“SBIC”) subsidiary. Our anticipated new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our first SBIC, Rand Capital SBIC, Inc. (Rand SBIC) has historically been our primary investment vehicle since its formation; once approved, we expect to continue this investment strategy through our new SBIC subsidiary.

Our Investment Objectives and Strategy

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and typically do not generate current income in the form of dividends or interest.

Our investment strategy is to partner with other investors to invest in small companies that either have a new product, service or technology they are trying to commercialize or are working to accelerate their rate of growth. We define small companies as businesses that may not yet be generating revenue up to companies with $20 million in revenue.

We have historically made an initial investment of $500,000 to $1,000,000 directly in a company through equity or in debt or loan instruments and frequently provide follow-on investments during our investment tenure. The debt instruments we acquire generally have a maturity of not more than five years and usually are convertible or have detachable equity warrants. Interest is either paid currently or deferred. We fund new investments and operating expenses through existing cash balances, proceeds from investment exits, and interest and principal payments from our portfolio companies.

Our Investment Process

Our primary business is making subordinated debt and equity investments in small companies that meet some or all of the following criteria:

1) a qualified and experienced management team;

2) a new or unique product or service; and

3) high potential for growth in revenue and cash flow.

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

Following our initial investment, we may make follow-on investments in the portfolio company. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to us to increase or maintain our position in a promising portfolio company, or provide additional funds to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to regulatory restrictions.

Disposition of Investments

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the company. We anticipate our debt investments will be repaid with interest and hope to realize further appreciation from the warrants or other equity type instruments we receive in connection with the investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Composition of the Investment Portfolio.”

Competition

We compete for investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks. We believe we are able to compete with these entities primarily on the basis of our referral network, our investing reputation and experience, our responsive, quick and efficient investment analysis and decision-making process, the investment terms we offer, and our willingness to make smaller investments.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

As of December 31, 2016, we had four employees, unchanged from 2015.

Organization and History

We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business — Regulation, Regulation as a Business Development Company.”

We historically made the majority of our investments through Rand SBIC, an SBIC that has been licensed by the SBA since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation in 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC had operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and Rand SBIC then filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

We operate as an internally managed investment company whereby our officers and employees conduct our business under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Annual Report on Form 10-K, (“Annual Report”), unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Corporation and Rand Capital SBIC.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available free of charge on our website our annual and periodic reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission (“SEC”). Our shares are traded on the NASDAQ Capital Market under the ticker symbol “RAND.”

Regulation

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs and SBA-licensed SBICs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs and SBICs.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The 1940 Act prohibits BDCs from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2016, we were in compliance with this rule.

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

Small Business Investment Company Regulations

SBA Lending Restrictions

SBICs are designed to stimulate the flow of private debt and/or equity capital to small businesses. The types and dollar amounts of the loans and other investments we may make are limited by the 1940 Act, the Small Business Act (the “SBA Act”) and SBA regulations. Rand SBIC uses funds borrowed from the SBA that can be combined with our own capital to provide loans to, and make equity investments in, businesses that meet the following criteria:

(a) have a tangible net worth not in excess of $19.5 million and average net income after U.S. federal income taxes for the preceding two completed fiscal years not in excess of $6.5 million, or

(b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the businesses are primarily engaged.

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

Rand SBIC is subject to regulation and oversight by the SBA. Receipt of an SBIC license does not assure that Rand SBIC will receive future SBA guaranteed debenture funding, which is dependent upon it continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to Rand SBIC’s assets over our shareholders in the event we liquidate Rand SBIC or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Rand SBIC upon an event of default.

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

SBA debentures are issued with ten year maturities. Interest only is payable semi-annually until maturity. All of our outstanding SBA debentures may be prepaid without penalty. To reserve the approved SBA debenture leverage, we paid an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are expensed over the life of the corresponding SBA debenture instruments.

At December 31, 2016, we had $8,000,000 in outstanding SBA debenture instruments.

Item 1A.    Risk Factors

Risks related to our business and structure

Our financial results will depend on our skill to manage and deploy capital effectively

Our ability to achieve our principal investment objective to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments depends on our capability to effectively identify, invest and manage our capital.

Accomplishing this investment objective effectively will be based on our management team’s handling of the investment process, starting with its ability to find investments that offer us favorable terms and meet our investment objective. They will also have to monitor the portfolio company’s performance and may be called upon to provide managerial assistance. These demands on their time may distract them or may slow the rate of investment.

Even if we are able to grow and build on our investment, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. If we cannot successfully operate our business or implement our investment objective, it could negatively impact our stock price.

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

We are subject to risks created by borrowing funds from the SBA

Our liabilities include large amounts of debt instruments issued through the SBA which have fixed interest rates. Until and unless we are able to invest substantially all of the proceeds from debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, our operating results may be adversely affected which may, in turn, depress the market price of our common stock.

We are subject to risks created by the valuation of our portfolio investments

At December 31, 2016, 100% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we invest. Investments are valued in accordance with our established valuation policy and are stated at fair value as determined in good faith by management and approved by our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net increase (decrease) in unrealized depreciation or appreciation on investments.”

We are dependent upon key management personnel for future success

We are dependent on the skill, diligence, and the network of business contacts of our two executive officers, Allen F. Grum and Daniel P. Penberthy, for the sourcing and selection, structuring, closing, monitoring and valuation of our investments. Our future success depends, to a significant extent, on the continued employment of these two officers and their departure could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance or employment agreements on these officers.

We operate in a competitive market for investment opportunities

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

We may experience fluctuations in our quarterly results

Our quarterly operating results could fluctuate significantly as a result of a number of factors. These factors include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which portfolio companies encounter competition in their markets, their ability to raise additional capital, if needed, and general economic conditions. As a result of these factors, results for any quarter cannot be relied upon as being indicative of performance in future quarters or for a full year.

Risks related to our investments

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

Economic downturns or recessions may adversely affect our portfolio companies’ financial performance and therefore harm our operating results

The United States economy has periodically experienced periods of instability and recessions and the financial results of the small companies in which we invest could be negatively affected by this instability and suffer deterioration. This deterioration may have a negative effect on our financial performance.

Investing in private companies involves a high degree of risk

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have been risk seeking rather than risk averse in our approach to our investments.

Even if our portfolio companies are able to develop commercially viable products, the market for those new products and services is likely to be highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

We typically are minority shareholders in companies

We typically invest as a minority shareholder in our portfolio companies. As a minority shareholder we are unable to require the company to seek or entertain liquidity events as a way to exit our investments. This may cause us to hold investments longer than planned or to seek a sale that may not reflect the full value of our investment.

We may not have the funds or ability to make follow-on investments in our portfolio companies

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a company, we may be asked to participate in another round of financing to the company. There is no assurance that we will make, or have sufficient funds to make, these follow-on investments. Any decision to not make an additional investment in our portfolio company may have a negative impact on the portfolio company in need of the capital, and have a negative impact on our ownership in the company.

Risks related to our securities

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

Sales of substantial amounts of our securities may have an adverse effect on the market price of our securities.

Sales of substantial amounts of our securities, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities.

Our shares may trade at a discount to our net asset value

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares will trade at, above, or below net asset value.

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

Our common stock (“Common Stock”) is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share as reported by NASDAQ:

2016 Quarter ended:	High	Low
March 31	$4.69	$3.48
June 30	$4.50	$3.65
September 30	$3.78	$3.21
December 31	$3.61	$3.12

2015 Quarter ended:	High	Low
March 31	$4.20	$3.83
June 30	$4.01	$3.73
September 30	$4.15	$3.77
December 31	$4.03	$3.58

We have not paid any cash dividends in the two most recent fiscal years, and have no present intention of paying cash dividends in the 2017 fiscal year.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan(3)	Maximum number of shares that may yet be purchased under the share repurchase plan(3)
10/1 – 10/31/2016	—	—	—	458,954
11/1 – 11/30/2016	—	—	—	458,954
12/1 – 12/31/2016	—	—	—	458,954

(1)	There were no shares repurchased during the fourth quarter of 2016.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)	On October 19, 2016, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 19, 2017.

Shareholders of Record

On March 1, 2017 we had a total of 792 shareholders, which included 92 record holders of our Common Stock, and an estimated 700 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Corporation Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our Common Stock, the NASDAQ Market Index, and our Peer Group, assuming a base index of $100 at the end of 2011. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2016

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDED DECEMBER 31,

Company/Index/Market	2011	2012	2013	2014	2015	2016
Rand Capital Corporation	$100.00	$75.48	$99.03	$131.94	$121.61	$101.94
NASDAQ Market Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Peer Group Index	$100.00	$122.65	$165.51	$164.44	$87.44	$75.78

The Peer Group was comprised of the following companies:

Capital Southwest Corporation (NasdaqGS: CSWC)

First Hand Technology Value Fund, Inc. (NasdaqGS: SVVC)

GSV Capital Corp. (NasdaqCM: GSVC)

Harris & Harris Group, Inc. (NasdaqGM: TINY)

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

Balance Sheet Data as of December 31:

	2016	2015	2014	2013	2012
Total assets	$42,418,530	$44,562,060	$45,525,987	$39,750,370	$34,252,413
Total liabilities	$9,789,167	$10,708,400	$13,172,546	$11,681,038	$8,470,113
Net assets	$32,629,363	$33,853,660	$32,353,441	$28,069,332	$25,782,300
Net asset value per outstanding share	$5.16	$5.35	$5.11	$4.38	$3.90
Shares of common stock outstanding	6,321,988	6,328,538	6,328,538	6,411,918	6,610,236

Operating Data for the years ended December 31:

	2016	2015	2014	2013	2012
Investment income	$1,031,858	$2,824,337	$2,584,475	$2,451,036	$2,604,621
Total expenses	$3,401,037	$1,817,279	$2,499,297	$2,359,252	$1,795,600
Net investment (loss) gain, net of tax	($1,553,268)	$842,902	$21,835	$154,478	$686,061
Net realized gain (loss) on sales and dispositions of investments, net of tax	$8,864,653	($27,973)	$4,767,484	$4,374,354	$831,139
Net (decrease) increase in unrealized depreciation or appreciation on investments, net of tax	($8,514,068)	$685,290	($247,838)	($1,655,475)	$422,567
Net (decrease) increase in net assets from operations	($1,202,683)	$1,500,219	$4,541,481	$2,873,357	$1,939,767

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

Overview

We are an internally managed investment company that lends to and invests in small companies often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Responding to our request during 2016, in early 2017 the U.S. Small Business Administration (SBA) issued a “green light” or “go forth” letter inviting Rand to continue its application process to obtain a license to form and operate its second SBIC subsidiary. Our anticipated new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary.

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund our operating expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio. The equity features contained in our investment portfolio are structured to realize capital appreciation over the long-term and typically do not generate current income in the form of dividends or interest.

We have historically made initial investments of $500,000 to $1,000,000 directly in companies through equity or in debt or loan instruments and frequently provided follow-on investments during our investment tenure. The debt instruments generally have a maturity of not more than five years and usually have detachable equity warrants. Interest may be paid currently or deferred, based on the investment structure negotiated.

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through an outright sale of the company or a merger. We anticipate our debt investments will be repaid with interest and hope to realize further appreciation from the warrants or other equity type instruments we receive in connection with the investment. We fund new investments and operating expenses through existing cash balances, investment returns, and interest and principal payments from our portfolio companies. In addition, following the anticipated licensing of the new SBIC fund, we believe the SBA will provide additional leverage for future investments.

2016 Portfolio and Investment Activity

We believe the change in net asset value over time is the leading valuation metric of our performance. Exits from our portfolio holdings are the key driver of growth in net asset value over time. Changes from quarter to quarter, and at any point in time, are impacted by specific activity related to an investment, but the overall growth trend demonstrates the effectiveness of our investment efforts.

•

Net asset value of our portfolio decreased to $5.16 per share, or $32.6 million, at December 31, 2016, down ($0.19) per share, or (3.6%), compared with net asset value of $5.35 per share, or $33.9 million, at the end of the prior year.

•	We exited from one investment during 2016, Gemcor, whose appreciated value was recorded during 2015 and in prior years. Accordingly, our net asset value did not benefit from any exits during 2016.

•	At year end, the estimated value of our portfolio, which included securities held in 33 businesses, was $27.5 million. This value included $4.1 million in net pre-tax unrealized depreciation.

•	Approximately 64% of the portfolio was equity investments with the remainder being debt and loan investments.

•	The portfolio generated approximately $1.0 million in interest, fee, dividend and other income.

•	During 2016, we made $5.9 million in new investments in 12 businesses, including follow-on investments in eight existing portfolio companies. We added four new portfolio companies during the year.

•

In January 2017, we received a “green light” letter from the SBA that authorized us to file a formal application for a new SBIC fund. If approved, the new SBIC will provide $15 million of available SBA borrowings for additional investments.

Outlook

At the end of 2016, we had $12.3 million in cash for future investments and expenses, an increase from $5.8 million at the end of 2015. The increase is the result of cash proceeds from the Gemcor sale during 2016. During our 12-year holding period, Gemcor grew to be a strong provider of cash flow to Rand in the form of dividend and investment income. Accordingly, our near-term investment focus is on rebuilding cash dividends and interest to fund our ongoing operating expenses.

With the “green light” letter from the SBA authorizing us to proceed with our application process we plan to use some of the cash we received from the Gemcor exit, combined with additional the SBA additional leverage, to create a new $22.5 million SBIC fund. We will use the fund to advance our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams.

As we work to create our new SBIC fund, we believe the combination of cash on hand, proceeds from portfolio exits, potential future SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. Both short and long-term trends provide us confidence in our ability to grow Rand.

•

We expect that well run businesses will require capital to grow and should be able to compete effectively given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts.

•	Given our increased scale we are able to invest larger amounts in companies, which will provide an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies which enables us to support their operating and marketing efforts and facilitate their growth.

•	As our portfolio continues to expand, we are able to better leverage our infrastructure.

•

We have sufficient cash to invest in new opportunities and to repurchase shares. At year end, we had authorization to repurchase an additional 458,954 shares of our common stock. However, our prioritized use of cash continues to be growing our portfolio.

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

Valuation of Investments

Investments are valued at fair value as determined in good faith by management and submitted to the Board of Directors for approval. We invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment and employing a consistent valuation process. We analyze and value each investment quarterly, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

We utilize several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than the price the security would command given the rate and related inherent portfolio risk of the investment. We believe the contractual rates of the respective portfolio investments represent market.

A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

•

Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, we may adjust valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of December 31, 2016.

In the valuation process, we value restricted securities, categorized as Level 3 investments, using information from these portfolio companies, which may include:

•	Audited and unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment, or recent fundraising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by our management to assess valuation.

The valuation may be reduced if a portfolio company’s performance and potential have deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted.

Equity Securities

Equity Securities may include preferred stock, common stock, warrants and limited liability company membership interests.

The significant unobservable inputs used in the fair value measurement of our equity investments are earnings before interest, taxes and depreciation and amortization (EBITDA) and revenue multiples, where applicable, the financial and operational performance of the business, and the senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, our portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes to the unobservable inputs, such as variances in financial performance from expectations, may result in a significantly higher or lower fair value measurement. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction with a sophisticated non-strategic unrelated new investor entered into by the portfolio company. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and us, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

For recent investments, we generally rely on the cost basis, which is deemed to represent fair value, unless other fair market value inputs are identified causing us to depart from this basis.

Loans and Debt Securities

The significant unobservable inputs used in the fair value measurement of our loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, current market rates for underlying risks associated with the particular company, as well as the market acceptance of the portfolio company’s products or services and its future performance. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. Our debt investments are often junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing us to depart from this basis.

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

We hold preferred equity securities that may contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income when they are declared and deemed a contractual obligation. Any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Financial Condition

Overview:

	12/31/16	12/31/15	Decrease	% Decrease
Total assets	$42,418,530	$44,562,060	($2,143,530)	(4.8%)
Total liabilities	9,789,167	10,708,400	(919,233)	(8.6%)

Net assets	$32,629,363	$33,853,660	($1,224,297)	(3.6%)

Net asset value was $5.16 per share at December 31, 2016 versus $5.35 per share at December 31, 2015.

The outstanding SBA debentures at December 31, 2016 are $8,000,000, which will mature from 2022 through 2025.

Cash approximated 38% of net assets at December 31, 2016 compared to 17% at December 31, 2015.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the year-ends indicated.

	12/31/16	12/31/15	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$31,631,030	$27,410,742	$4,220,288	15.4%
Unrealized (depreciation) appreciation, net	(4,130,549)	9,421,658	(13,552,207)	(143.8%)

Investments, at fair value	$27,500,481	$36,832,400	($9,331,919)	(25.3%)

Number of Portfolio Companies	33	31

Our total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 84% of net assets at December 31, 2016 and 109% of net assets at December 31, 2015.

The change in investments, at cost, during the year ended December 31, 2016, is comprised of the following:

Cost Increase (Decrease)
New investments:
Genicon, Inc. (Genicon)	$1,700,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000
Empire Genomics, LLC (Empire Genomics)	550,000
Intrinsiq Materials, Inc. (Intrinsiq)	421,546
Tilson Technology Management, Inc. (Tilson)	400,000
PostProcess Technologies LLC (Post Process)	300,000
SciAps, Inc. (Sciaps)	300,000
ClearView Social, Inc. (Clearview Social)	200,000
ACV Auctions, Inc. (ACV Auctions)	163,000
BeetNPath, LLC (Beetnpath)	150,000
OnCore Golf Technology, Inc. (Oncore)	150,000
Knoa Software, Inc. (Knoa)	48,466

Total of new investments	5,883,012

Other changes to investments:
Intrinsiq interest conversion	9,125
GoNoodle, Inc. (GoNoodle) interest conversion	10,127
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	9,996

Total of other changes to investments	29,248

Investments repaid, sold or liquidated:
Statisfy, Inc. (Statisfy) realized loss	(650,000)
Gemcor II, LLC (Gemcor) repayment	(1,041,972)

Total investments repaid, sold or liquidated	(1,691,972)

Net change in investments, at cost	$4,220,288

Our top five portfolio companies represented 28% of total assets at December 31, 2016:

Company	Industry	Fair Value at December 31, 2016	% of Total Assets at December 31, 2016
Rheonix, Inc.	Health Care — Testing Device	$2,938,731	7%
Genicon, Inc.	Health Care — Testing Device	$2,700,000	6%
Outmatch Holdings, LLC	Software	$2,145,496	5%
Social Flow, Inc.	Software	$2,071,300	5%
SciAps, Inc. (Sciaps)	Manufacturing	$2,054,710	5%

Our top five portfolio companies represented 50% of total assets at December 31, 2015:

Company	Industry	Fair Value at December 31, 2015	% of Total Assets at December 31, 2015
Gemcor	Manufacturing — Aerospace Machinery	$13,816,972	31%
Rheonix, Inc.	Health Care — Testing Devices	$2,938,731	7%
Outmatch Holdings, LLC	Software	$2,145,496	5%
Social Flow, Inc.	Software	$2,071,300	4%
Microcision, LLC	Manufacturing — Medical Products	$1,891,964	4%

Below is the geographic breakdown of our investments at fair value as of December 31, 2016 and 2015:

Geographic Region	% of Net Asset Value at December 31, 2016	% of Net Asset Value at December 31, 2015
USA – East	78%	107%
USA – South	6%	2%

Total investments as a % of net asset value	84%	109%

As of December 31, 2016 and 2015, the investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2016:
Subordinated Debt and Promissory Notes	$8,779,787	28%	$7,901,755	29%
Convertible Debt	1,998,466	6	1,998,466	7
Equity and Membership Interests	20,698,127	65	17,565,235	64
Equity Warrants	154,650	1	35,025	0

Total	$31,631,030	100%	$27,500,481	100%

December 31, 2015:
Subordinated Debt and Promissory Notes	$5,526,636	20%	$4,648,604	13%
Convertible Debt	845,000	3	845,000	2
Equity and Membership Interests	20,290,424	74	30,709,739	83
Equity Warrants	748,682	3	629,057	2

Total	$27,410,742	100%	$36,832,400	100%

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

Comparison of the years ended December 31, 2016 and 2015

Investment income decreased 64%, or $1,792,479, from $2,824,337 for the year ended December 31, 2015 to $1,031,858 for the year ended December 31, 2016. The net decrease was primarily attributable to a decrease in dividend income caused by the sale of a large dividend producing investment, Gemcor, II, LLC (Gemcor) during 2016.

	December 31, 2016	December 31, 2015	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$767,153	$691,109	$76,044	11%
Interest from other investments	45,139	22,048	23,091	105%
Dividend and other investment income	192,932	2,081,847	(1,888,915)	(91%)
Fee income	26,634	29,333	(2,699)	(9%)

Total investment income	$1,031,858	$2,824,337	($1,792,479)	(64%)

Interest from portfolio companies — Our portfolio interest income increased during 2016 due to the addition of several large debt instruments in late 2015 and throughout 2016. The new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics), SciAps, Inc. (Sciaps) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments — The increase in interest from other investments was primarily due to higher average cash balances during the year ended December 31, 2016 versus the year ended December 31, 2015.

Dividend and other investment income — Dividend income is comprised of distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. Dividend and other investment income decreased in 2016 due to the asset sale of Gemcor II, LLC in March 2016. The dividend distributions for the respective years were:

	December 31, 2016	December 31, 2015
Carolina Skiff LLC (Carolina Skiff)	$131,785	$116,052
New Monarch Machine Tool, LLC (Monarch)	27,409	27,409
Tilson Technology Management, Inc. (Tilson)	16,250	14,417
SOMS Technologies, LLC (SOMS)	13,464	4,355
Empire Genomics, LLC (Empire Genomics)	4,024	—
Gemcor, II, LLC (Gemcor)	—	1,735,934
Teleservices Solutions Holdings, LLC (Teleservices)	—	183,680

Total dividend and other investment income	$192,932	$2,081,847

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

The income associated with the amortization of financing fees was $22,634 and $18,333 for the years ended December 31, 2016 and 2015, respectively. The financing fee income based on the existing portfolio is expected to be approximately $20,000 in 2017, $15,000 in 2018, $11,000 in 2019 and $300 in 2020.

Fees paid for board service at the portfolio companies were $4,000 and $11,000 for the years ended December 31, 2016 and 2015, respectively.

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

Interest from portfolio companies — Our portfolio interest income decreased during 2015 due to the decrease in principal balances on loan and debt investments in Gemcor, II, LLC (Gemcor) and Carolina Skiff, LLC (Carolina Skiff).

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

Dividend and other investment income — Dividend income is comprised of distributions from LLCs and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective years were:

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

Fees paid for board service at the portfolio companies were $11,000 and $14,000 for the years ended December 31, 2015 and 2014, respectively.

Expenses

Comparison of the years ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015	Increase	% Increase
Total expenses	$3,401,037	$1,817,279	$1,583,758	87%

Operating expenses predominately consist of compensation expense, including profit sharing, and related benefits, interest expense on outstanding SBA borrowings, and general and administrative expenses including shareholder and office expenses and professional fees.

The increase in operating expenses during 2016 was comprised primarily of a $1,262,552 increase in bonus and profit sharing expense and a $137,629, increase in professional fees.

Our largest portfolio company, in terms of fair value, Gemcor II, LLC (Gemcor) sold its assets during March 2016 and, based on our ownership percentage, we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,620,063 and included $1,100,000 that continued to be held in escrow at December 31, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow is scheduled to be released during 2017, subject to potential claims. Related to this asset sale, we accrued $1,270,052 under our Profit Sharing Plan for the year ended December 31, 2016, that is payable to our executive officers. Recording of the profit sharing expense is primarily based on net realized gains, which may be in years subsequent to when the unrealized appreciation is recognized on the underlying investments in the financial statements. This may cause a recognition of profit sharing expense in a period later than when the appreciation is recognized, as was the case in 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the year ended December 31, 2015.

Professional fees were also higher during the year ended December 31, 2016 versus 2015 because we incurred additional expenses in connection with developing and implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate.

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

Net Realized Gains and Losses on Investments

	December 31, 2016	December 31, 2015	December 31, 2014
Net realized gain (loss) on sales and dispositions, before income tax expense (benefit)	$14,138,203	($42,469)	$7,237,937

During the first quarter of 2016, our portfolio company Gemcor II, LLC sold its assets, and accordingly, we received gross cash proceeds of approximately $14.1 million, excluding amounts that continue to be held in escrow, and recognized a realized gain, before income taxes, of $14,620,063. The escrow holdback at December 31, 2016 is $1,100,000 and is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow is scheduled to be released during 2017, subject to potential claims.

In addition, we recorded a realized gain of $168,140 during the year ended December 31, 2016 from the earn out provision in connection with the 2014 sale of QuaDPharma, LLC to Athenex Inc.

We realized a loss of $650,000 on our investment in Statisfy, Inc. (Statisfy) during the year ended December 31, 2016 when the company ceased operations.

During the year ended December 31, 2015, we recognized a net realized gain, before income taxes, of $262,925 on the sale of 301,582 shares of Synacor, Inc. (Synacor). Synacor trades on the NASDAQ Global Market under the symbol “SYNC”. As of December 31, 2015, we did not own any shares of Synacor.

We recognized a realized loss of $5,394 on an adjustment to the BinOptics Corporation (Binoptics) escrow receivable. At December 31, 2015 the Binoptics escrow receivable was $1,504,854 and was received during 2016. The escrow holdback was recorded in “Other Assets” on the accompanying consolidated statement of financial position.

We realized a loss of $300,000 on our investment in CrowdBouncer, Inc. during the year ended December 31, 2015 when the company ceased operations.

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

In addition, during the year ended December 31, 2014, we recognized a realized loss of $778,253 on Emerging Med. The company was sold during January 2014 and we did not receive any proceeds from the sale. This investment had been valued at $0 at December 31, 2013. We also recognized a realized loss of $472,664 on an adjustment to the Liazon Corporation escrow receivable and a gain of $4,668 on an adjustment to the Ultra-Scan escrow receivable.

Net (Decrease) Increase in Unrealized Depreciation or Appreciation of Investments

The change in unrealized depreciation before income taxes for the year ended December 31, 2016 was comprised of the following:

December 31, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($12,775,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(990,680)
Knoa Software, Inc. (Knoa)	(422,800)
OnCore Golf Technology, Inc. (Oncore)	(187,500)
Athenex, Inc. (Athenex)	69,444
Intrinsiq Materials, Inc. (Intrinsiq)	254,329
Carolina Skiff LLC (Carolina Skiff)	500,000

Total change in net unrealized depreciation of investments before income taxes during the year ended December 31, 2016	($13,552,207)

During the first quarter of 2016, our portfolio company, Gemcor II, LLC sold its assets and we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,620,063 and included $1,100,000 that is held in escrow and recorded on the accompanying consolidated statement of financial position in “Other Assets.”

Our investment in Teleservices was revalued after we reviewed their operations and their current and past financial performance. This review indicated that a further deterioration of their business had occurred. If the factors that led to this reduction in valuation are overcome, the value may be restored. The portfolio company remains in operation and is developing new business strategies.

The valuation of our investment in Knoa was decreased during 2016 to value our equity at liquidation value.

The valuation of our investment in Oncore was decreased after we reviewed the portfolio company and its financial condition and determined that a valuation adjustment was necessary.

In accordance with our valuation policy, we increased the value of our investment in Athenex based on a significant equity financing by a new non-strategic outside entity. This new financing used a higher valuation for Athenex than had been used for its prior financing rounds.

Intrinsiq’s value was increased based on a the completion of an equity refinancing in the third quarter of 2016.

Carolina Skiff’s value was increased based on a financial analysis of the portfolio company indicating continued improved performance.

The change in unrealized appreciation before income taxes for the year ended December 31, 2015 was comprised of the following:

December 31, 2015
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

In December 2015 we entered into an asset purchase agreement under which we agreed to sell Gemcor. The required percentage of Gemcor shareholders ratified and approved the sale in January 2016. The transaction closed in the first quarter of 2016. Based on our ownership of Gemcor, we received gross cash proceeds of approximately $14 million at closing, before considering the $1.1 million held in escrow. Additionally, we incurred the related profit sharing expense in the first quarter of 2016. We valued our investment in Gemcor at December 31, 2015 based on an EBITDA multiple which approximated our sales proceeds.

In accordance with our valuation policy, we increased the value of our holdings in Athenex and Social Flow based on significant equity financings for each during 2015 with sophisticated new non-strategic outside investors at a higher valuation for each than their prior financing round valuation.

The Crowdbouncer investment was written off after the company ceased doing business during 2015.

We sold our remaining shares of Synacor during the year ended December 31, 2015.

The Oncore, Givegab, Mercantile and Knowledge Vision investment values were decreased after we reviewed each of the portfolio companies’ commercial progress against their business plans and their past financial performance. These reviews indicated that deterioration of their respective businesses had occurred. If the factors which led to these reductions in valuations are overcome, the valuations may be restored.

The Somerset investment value was decreased during 2015 after a review of the company’s financial performance and the overall weakness in the oil and gas sector.

The First Wave, Intrinsiq, and Teleservices investment values were decreased during 2015 after we reviewed each of the portfolio companies’ progress toward commercialization and broad based acceptance of their respective business technologies and services in their respective markets. We also considered in our review the past financial performance of the companies, their forecasted cash needs, and their fundraising plans for 2016 in determining that reductions in values were appropriate. The three portfolio companies remain in operation, and are developing new business strategies to achieve success in 2016. If the factors which led to the reductions in valuations are overcome, the valuations may be restored.

The valuation of Sciaps was decreased during the year ended December 31, 2015 to revalue our equity holdings based upon liquidation preferences of our securities and on the most recent equity round of financing.

The change in unrealized appreciation for the year ended December 31, 2014 was comprised of the following:

December 31, 2014
EmergingMed.com, Inc. (Emerging Med) reclass to a realized loss	$778,253
Athenex, Inc. (Athenex) (formerly Kinex Pharmaceuticals, Inc.)	111,343
NDT Acquisitions, LLC (NDT)	5,336
Synacor, Inc. (Synacor)	(208,503)
CrowdBouncer, Inc. (Crowdbouncer)	(300,000)
Knoa Software, Inc. (Knoa)	(356,900)
Mezmeriz, Inc. (Mezmeriz)	(391,373)

Total change in net unrealized appreciation before income taxes during the year ended December 31, 2014	($361,844)

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

The Crowdbouncer and Mezmeriz investment values were decreased during 2014 after we reviewed the portfolio companies and their financials and determined that both of the businesses had deteriorated since the time of our original funding. Both portfolio companies remained in operation at December 31, 2014 and were developing new business strategies.

The valuation of Knoa was decreased during the year ended December 31, 2014 to value our equity holdings at the most recent insider round of financing.

All of these value adjustments resulted from a review by management using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2016, the net decrease in net assets from operations was ($1,202,683) as compared with net increases of $1,500,219 in 2015 and $4,541,481 in 2014.

Liquidity and Capital Resources

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and may provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2016, our total liquidity was $12,280,140 in cash.

Net cash provided by operating activities has averaged approximately $611,000 over the last three years. The cash flow may fluctuate based on dividend income, realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies as we build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of December 31, 2016, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022 (See Footnote 5 in the Notes to the Consolidated Financial Statements) our SBA debt begins to reach maturity and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We received authorization from the SBA in January 2017 to file a formal application to start a new SBIC. We expect to fund the new SBIC with $7.5 million of cash and, if our application is approved by the SBA, to receive a debt commitment for the SBA equal to two times our capital, or $15 million, for a total fund of $22.5 million.

The following table summarizes the SBA leverage at December 31, 2016 and December 31, 2015:

	12/31/16	12/31/15
Outstanding SBA leverage	$8,000,000	$8,000,000
Outstanding SBA commitment	—	—

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2016. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings.

	Cash Receipts due by year
	2017	2018	2019	2020	2021 and beyond
Scheduled cash receipts from portfolio companies	$4,020,000	$3,380,000	$2,780,000	$310,000	$3,180,000

The preceding table only includes debt instruments and does not include any equity investments which may provide additional proceeds upon exit of the investment.

We believe that the cash on hand at December 31, 2016 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2017. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows our specified contractual obligations at December 31, 2016. We do not have any capital lease obligations or other long-term liabilities reflected on our statement of financial position.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA debentures	$8,000,000	$0	$0	$3,000,000	$5,000,000
SBA interest expense	$1,953,000	$283,000	$849,000	$566,000	$255,000
Operating lease obligations (Rent of office space)	$77,160	$18,840	$58,320	$0	$0

Total	$10,030,160	$301,840	$907,320	$3,566,000	$5,255,000

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuations of the equity interests in the portfolio are stated at “fair value” as determined in good faith by us and approved by our Board of Directors. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies—Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net increase (decrease) in unrealized appreciation or depreciation on investments.”

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

As of December 31, 2016, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2016	2015
ASSETS
Investments at fair value:
Control investments (cost of $99,500 and $1,141,472, respectively)	$99,500	$13,916,472
Affiliate investments (cost of $17,589,623 and $17,663,217, respectively)	13,605,974	14,662,219
Non-affiliate investments (cost of $13,941,907 and $8,606,053, respectively)	13,795,007	8,253,709

Total investments, at fair value (cost of $31,631,030 and $27,410,742, respectively)	27,500,481	36,832,400
Cash	12,280,140	5,844,795
Interest receivable (net of allowance: 2016: $161,000, 2015: $122,000)	324,237	215,224
Deferred tax asset	1,165,164	—
Prepaid income taxes	—	65,228
Other assets	1,148,508	1,604,413

Total assets	$42,418,530	$44,562,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,827,773	$7,800,373
Profit sharing and bonus payable	1,270,052	282,000
Income tax payable	320,008	—
Deferred tax liability	—	2,361,186
Accounts payable and accrued expenses	324,537	238,911
Deferred revenue	46,797	25,930

Total liabilities	9,789,167	10,708,400
Commitments and contingencies (See Note 9)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 at 12/31/16 and 6,328,538 as of 12/31/15	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment (loss)	(1,577,848)	(24,580)
Undistributed net realized gain on investments	27,127,054	18,262,401
Net unrealized (depreciation) appreciation on investments	(2,718,831)	5,795,237
Treasury stock, at cost: 541,046 shares at 12/31/16 and 534,496 shares as of 12/31/15	(1,469,105)	(1,447,491)

Total stockholders’ equity (net assets) (per share 2016: $5.16, 2015: $5.35)	32,629,363	33,853,660

Total liabilities and stockholders’ equity	$42,418,530	$44,562,060

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment income:
Interest from portfolio companies:
Control investments	$11,828	$77,077	$112,218
Affiliate investments	403,850	388,135	481,649
Non-Control/Non-Affiliate investments	351,475	225,897	195,681

Total interest from portfolio companies	767,153	691,109	789,548
Interest from other investments:
Non-Control/Non-Affiliate investments	45,139	22,048	14,288

Total interest from other investments	45,139	22,048	14,288
Dividend and other investment income:
Control investments	—	1,735,934	1,549,185
Affiliate investments	188,908	345,913	198,723
Non-Control/Non-Affiliate investments	4,024	—	2,531

Total dividend and other investment income	192,932	2,081,847	1,750,439

Fee income:
Control investments	2,000	8,000	12,000
Affiliate investments	5,862	4,666	8,866
Non-Control/Non-Affiliate investments	18,772	16,667	9,334

Total fee income	26,634	29,333	30,200

Total investment income	1,031,858	2,824,337	2,584,475

Operating expenses:
Salaries	621,749	598,220	590,675
Bonus and profit sharing	1,385,052	122,500	936,344
Employee benefits	174,796	117,937	169,808
Directors’ fees	184,750	129,000	112,500
Professional fees	339,823	202,194	164,740
Shareholders and office operating	227,631	222,431	133,505
Insurance	32,134	32,086	35,709
Corporate development	64,412	62,553	64,490
Other operating	21,414	23,330	19,116

	3,051,761	1,510,251	2,226,887
Interest on SBA obligations	310,276	307,028	266,099
Bad debt expense	39,000	—	6,311

Total expenses	3,401,037	1,817,279	2,499,297

Investment (loss) gain before income taxes	(2,369,179)	1,007,058	85,178
Income tax (benefit) expense	(815,911)	164,156	63,343

Net investment (loss) gain	(1,553,268)	842,902	21,835

Net realized gain (loss) on sales and dispositions of investments:
Control investments	14,620,063	—	—
Affiliate investments	(650,000)	(300,000)	(617,619)
Non-Control/Non-Affiliate investments	168,140	257,531	7,855,556

Net realized gain (loss) on sales and dispositions, before income tax expense (benefit)	14,138,203	(42,469)	7,237,937
Income tax expense (benefit)	5,273,550	(14,496)	2,470,453

Net realized gain (loss) on sales and dispositions of investments	8,864,653	(27,973)	4,767,484
Net (decrease) increase in unrealized depreciation or appreciation on investments:
Control investments	(12,775,000)	4,100,000	5,336
Affiliate investments	(846,651)	(2,429,440)	(270,020)
Non-Control/Non-Affiliate investments	69,444	(340,801)	(97,160)

Change in unrealized depreciation or appreciation before income tax (benefit) expense	(13,552,207)	1,329,759	(361,844)
Deferred income tax (benefit) expense	(5,038,139)	644,469	(114,006)

Net (decrease) increase in unrealized depreciation or appreciation on investments	(8,514,068)	685,290	(247,838)

Net realized and unrealized gain on investments	350,585	657,317	4,519,646

Net (decrease) increase in net assets from operations	($1,202,683)	$1,500,219	$4,541,481

Weighted average shares outstanding	6,325,792	6,328,538	6,391,175
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.19)	$0.24	$0.71

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net assets at beginning of period	$33,853,660	$32,353,441	$28,069,332
Net investment (loss) gain	(1,553,268)	842,902	21,835
Net realized gain (loss) on sales and dispositions of investments	8,864,653	(27,973)	4,767,484
Net (decrease) increase in unrealized depreciation or appreciation on investments	(8,514,068)	685,290	(247,838)

Net (decrease) increase in net assets from operations	(1,202,683)	1,500,219	4,541,481
Purchase of treasury stock	(21,614)	—	(257,372)

Total (decrease) increase in net assets	(1,224,297)	1,500,219	4,284,109

Net assets at end of period	$32,629,363	$33,853,660	$32,353,441

Accumulated net investment (loss)	($1,577,848)	($24,580)	($867,482)

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($1,202,683)	$1,500,219	$4,541,481
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments originated	(5,883,012)	(6,969,008)	(6,091,152)
Proceeds from sale of portfolio investments	15,413,203	648,605	9,234,323
Proceeds from loan repayments	416,972	1,315,829	968,803
Depreciation and amortization	33,390	33,051	28,175
Original issue discount accretion	(9,996)	(17,339)	(15,492)
Change in interest receivable allowance	39,000	(6,311)	6,311
Decrease (increase) in unrealized appreciation on investments	13,552,207	(1,329,759)	361,844
Deferred tax (benefit) expense	(3,526,350)	522,835	(368,457)
Net realized (gain) loss on portfolio investments	(14,138,203)	42,469	(7,237,937)
Non-cash conversion of debenture interest	(19,252)	(212,426)	(211,127)
Changes in operating assets and liabilities:
Increase in interest receivable	(148,013)	(43,819)	(113,312)
Decrease (increase) in other assets	450,752	(14,917)	795,404
Decrease (increase) in prepaid income taxes	65,228	(65,228)	—
Increase (decrease) in income taxes payable	320,008	(2,065,795)	842,368
Increase (decrease) in profit sharing and bonus payable	988,052	(671,490)	66,246
Increase (decrease) in accounts payable and accrued liabilities	85,626	(51,735)	(46,450)
Increase (decrease) in deferred revenue	20,867	1,666	(2,200)

Total adjustments	7,660,479	(8,883,372)	(1,782,653)

Net cash provided by (used in) operating activities	6,457,796	(7,383,153)	2,758,828
Cash flows from investing activities:
Capital expenditures	(837)	(2,769)	(11,299)

Net cash used in investing activities	(837)	(2,769)	(11,299)
Cash flows from financing activities:
Proceeds from SBA debentures	—	—	1,000,000
Origination costs to SBA	—	—	(24,250)
Purchase of treasury shares	(21,614)	—	(257,372)

Net cash (used in) provided by financing activities	(21,614)	—	718,378

Net increase (decrease) in cash	6,435,345	(7,385,922)	3,465,907

Cash:
Beginning of year	5,844,795	13,230,717	9,764,810

End of year	$12,280,140	$5,844,795	$13,230,717

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 42.3% of net assets:(j)
ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile auctions for new and used cars. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%
Athenex, Inc.(e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%
City Dining Cards, Inc. (Loupe)(e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
eHealth Global Technologies, Inc.(g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%
Empire Genomics, LLC(e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $200,339.	6/13/14	0%	900,000 250,000	900,000 250,000	3.5%

	Total Empire			1,150,000	1,150,000

GoNoodle, Inc.(g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,019,101 25	1,019,101 25	3.1%

	Total GoNoodle			1,019,126	1,019,126

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests.	10/22/12	4%	1,090,690 150,000 97,625	1,090,690 0 0	3.3%

	Total Mercantile			1,338,315	1,090,690

Outmatch Holdings, LLC(e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,446,199 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	6.6%

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost		(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	$	— 2,099,999 — 702,732	$11,000 2,165,999 59,000 702,732	9.0%

	Total Rheonix				2,802,731	2,938,731

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares.	4/5/13	4%		500,000 750,000 500,000	731,431 839,648 500,221	6.3%

	Total Social Flow				1,750,000	2,071,300

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%		719,097	500,000	1.5%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software)(e)	Membership Interest.	—	—		310,357	—	0.0%
UStec/Wi3 (Manufacturing)(e)	Common Stock.	—	—		100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments					$13,941,907	$13,795,007

Affiliate Investments — 41.7% of net assets(k)
BeetNPath, LLC (Grainful)(e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017.	10/20/14	9%		$359,000 150,000	$359,000 150,000	1.6%

	Total BeetNPath				509,000	509,000

Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%		15,000	1,100,000	3.4%
ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%		200,000	200,000	0.6%
First Wave Products Group, LLC(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due January 31, 2017. $280,000 junior term notes at 10% due January 31, 2017. Warrant for 41,619 capital securities.	4/19/12	7%		661,563 316,469 22,000	250,000 0 0	0.8%

	Total First Wave				1,000,032	250,000

Genicon, Inc.(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 promissory note at 12% due April 1, 2019. $600,000 promissory note at 14% due March 31, 2018.	4/10/15	6%		1,000,000 1,100,000 600,000	1,000,000 1,100,000 600,000	8.3%

	Total Genicon				2,700,000	2,700,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
GiveGab, Inc.(e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	$616,221	$424,314	1.3%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%
Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018.	11/20/12	7%	750,000 479,155 48,466	0 449,455 48,466	1.5%

	Total Knoa			1,277,621	497,921

KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Microcision LLC(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest.	9/24/09	15%	1,891,964 —	1,891,964 —	5.8%

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017.	12/31/14	7%	375,000 300,000	0 300,000	0.9%

	Total OnCore			675,000	300,000

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017.	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000	1,000,000 504,710 250,000 200,000 100,000	6.3%

	Total SciAps			2,554,710	2,054,710

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SOMS Technologies, LLC(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	$472,632	$528,348	1.6%
Teleservices Solutions Holdings, LLC(e)(g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	0 200,000 91,200 104,198	1.2%

	Total Teleservices			1,636,078	395,398

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021.	1/20/15	8%	600,000 200,000 200,000	600,000 200,000 200,000	3.1%

	Total Tilson			1,000,000	1,000,000

Subtotal Affiliate Investments				$17,589,623	$13,605,974

Control Investments — 0.3% of net assets(l)
Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS — 84.3%				$31,631,030	$27,500,481

OTHER ASSETS IN EXCESS OF
LIABILITIES — 15.7%					5,128,882

NET ASSETS — 100%					$32,629,363

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2016, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2016, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2 “Investments” to the Consolidated Financial Statements).

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)	As of December 31, 2016 the total cost of investment securities was approximately $31.6 million. Net unrealized depreciation was approximately ($4.1) million, which was comprised of $1.9 million of unrealized appreciation of investment securities and ($6.0) million of unrealized depreciation of investment securities. At December 31, 2016, the aggregate gross unrealized gain for federal income tax purposes was $2.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.4) million. The net unrealized loss for federal income tax purposes was ($3.3) million based on a tax cost of $30.8 million.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the three months ended December 31, 2016.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)		Gross Reductions (2)			December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income(3)

Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500		$—		$—		$99,500		$—

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Escrow receivable due from sale of business.	416,972 13,400,000 —		— — —		(416,972 (13,400,000 —	) )	— — —		11,828 2,000 —

	Total Gemcor	13,816,972		—		(13,816,972)		—		13,828

	Total Control Investments	$13,916,472		$0		($13,816,972)		$99,500		$13,828

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%.	$359,000 —	$	— 150,000	$	— —		$359,000 150,000	$	— 6,477

	Total BeetNPath	359,000		150,000		—		509,000		6,477

Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000		500,000		—		1,100,000		131,785
ClearView Social, Inc.	312,500 Series seed plus preferred shares.	—		200,000		—		200,000		—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 — —		— — —		— — —		250,000 — —		834 — —

	Total First Wave	250,000		—		—		250,000		834

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%. $600,000 term loan at 14%.	1,000,000 — —		— 1,100,000 600,000		— — —		1,000,000 1,100,000 600,000		3,028 109,700 28,700

	Total Genicon	1,000,000		1,700,000		—		2,700,000		141,428

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314		—		—		424,314		—
G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000		—		—		100,000		—
Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares. $95,000 convertible promissory note at 8%.	— 95,000		780,000 —		— (95,000)		780,000 —		— 6,689

	Total Intrinsiq	95,000		780,000		(95,000)		780,000		6,689

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	381,503 490,752 —		— — 48,466		(381,503 (41,297 —	) )	— 449,455 48,466		— — 2,499

	Total Knoa	872,255		48,466		(422,800)		497,921		2,499

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	— 300,000 165,001 35,000		— — — —		— — — —		— 300,000 165,001 35,000		— — — —

	Total Knowledge Vision	500,001		—		—		500,001		—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477		—		—		351,477		—
Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 —		— —		— —		1,891,964 —		211,269 —

	Total Microcision	1,891,964		—		—		1,891,964		211,269

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)		Gross Reductions (2)			December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income(3)
New Monarch Machine Tool, Inc.	22.84 common shares.	22,841		—		—		22,841		29,409
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	187,500 150,000		— 150,000		(187,500 —)		— 300,000		— 17,186

	Total OnCore	337,500		150,000		(187,500)		300,000		17,186

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares.	11,000 2,165,999 59,000 702,732		— — — —		(11,000 (2,165,999 (59,000 (702,732	) ) ) )	— — — —		— — — —

	Total Rheonix	2,938,731		—		(2,938,731)		—		—

SciAps, Inc.

187,500 Series A convertible preferred shares.

274,299 Series A-1 convertible preferred shares.

117,371 Series B preferred shares.

$200,000 subordinated promissory note at 10%.

$100,000 secured subordinated convertible note at 10%.

		$1,000,000 504,710 250,000 — —	$	— — — 200,000 100,000	$	— — — — —		$1,000,000 504,710 250,000 200,000 100,000	$	— — — 14,611 2,555

	Total SciAps	1,754,710		300,000		—		2,054,710		17,166

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348		—		—		528,348		13,464
Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	20,968 629,032		— —		(20,968 (629,032	) )	— —		— —

	Total Statisfy	650,000		—		(650,000)		—		—

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	— 1,190,680 91,200 104,198		— — — —		— (990,680 — —)		— 200,000 91,200 104,198		— — — —

	Total Teleservices	1,386,078		—		(990,680)		395,398

Tilson Technology Management, Inc.	12 Series B preferred shares. 21,390 Series C convertible preferred shares. $200,000 subordinated promissory note at 8%.	600,000 — —		— 200,000 200,000		— — —		600,000 200,000 200,000		16,250 — 4,164

	Total Tilson	600,000		400,000		—		1,000,000		20,414

	Total Affiliate Investments	$14,662,219		$4,228,466		($5,284,711)		$13,605,974		$598,620

	Total Control and Affiliate Investments	$28,578,691		$4,228,466		($19,101,683)		$13,705,474		$612,448

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

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Healthcare	32.6%
Software	27.3
Manufacturing	22.7
Contact Center	5.4
Consumer Product	4.9
Professional Services	3.6
Oil and Gas	1.8
Electronics	1.3
Marketing	0.4

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 24.4% of net assets:(j)
Athenex, Inc.(e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	$143,285	$347,220	1.0%
City Dining Cards, Inc. (Loupe)(e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.citydiningcards.com	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
Empire Genomics, LLC(e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$600,000 senior secured convertible term note at 10% due April 1, 2017. (i) Interest receivable $92,833.	6/13/14	—	600,000	600,000	1.8%
GoNoodle, Inc.(g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,008,974 25	1,008,974 25	3.0%

	Total GoNoodle			1,008,999	1,008,999

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2015) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $93,455.	10/22/12	4%	1,080,694 150,000 97,625	1,080,694 0 0	3.2%

	Total Mercantile			1,328,319	1,080,694

Outmatch(e)(g)	2,264,995 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.3%
(Formerly Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Saratoga Springs, NY. Web based predictive employee selection and reference checking. (Software) www.outmatch.com

	Total Outmatch			2,145,496	2,145,496

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred	4/5/13	4%	500,000 750,000 500,000	731,431 839,648 500,221	6.1%

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest	—	—	310,357	—	0.0%
UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$8,606,053	$8,253,709

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments — 43.3% of net assets(k)
BeetNPath, LLC(e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	1.0%
Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	600,000	1.8%
First Wave Products Group, LLC(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due December 31, 2016. $280,000 junior term notes at 10% due December 31, 2016. Warrant for 41,619 capital securities.	4/19/12	7%	661,563 316,469 22,000	250,000 0 0	0.7%

	Total First Wave			1,000,032	250,000

Genicon, Inc.(e)(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	3.0%
GiveGab, Inc.(e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	9%	616,221	424,314	1.2%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	17.845% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing)	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8% due March 31, 2016.	9/19/13	7%	600,002 95,000	0 95,000	0.3%

www.intrinsiqmaterials.com	Total Intrinsiq			695,002	95,000

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	11/20/12	7%	750,000 479,155	381,503 490,752	2.6%

				1,229,155	872,255

KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	15%	742,850	351,477	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Microcision LLC(g) Philadelphia, PA. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 11% due January 31, 2017. 15% Class A common membership interest.	9/24/09	15%	$1,891,964 —	$1,891,964 —	5.6%

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6% due January 24, 2017.	12/31/14	7%	375,000 150,000	187,500 150,000	1.0%

	Total OnCore			525,000	337,500

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	5%	— 2,099,999 — 702,732	11,000 2,165,999 59,000 702,732	8.7%

	Total Rheonix			2,802,731	2,938,731

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing)	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	7/12/13	9%	1,500,000 504,710 250,000	1,000,000 504,710 250,000	5.2%

www.sciaps.com	Total SciAps			2,254,710	1,754,710

SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.5%
Statisfy, Inc.(e)(g) Boston, MA. Mobile marketing platform for engagement, advertising and surveys. (Software)	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	8/18/14	10%	20,968 629,032	20,968 629,032	1.9%

www.statisfy.co	Total Statisfy			650,000	650,000

Teleservices Solutions Holdings, LLC(g)(n) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center)	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	0 1,190,680 91,200 104,198	4.1%

www.ipacesetters.com	Total Teleservices			1,636,078	1,386,078

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	12 Series B preferred shares.	1/20/15	8%	600,000	600,000	1.8%

Subtotal Affiliate Investments				$17,663,217	$14,662,219

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments — 41.1% of net assets(l)
Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Gemcor II, LLC(g)(h)(m) West Seneca, NY. Designs and sells automatic riveting machines used in the assembly of aircraft. (Manufacturing)	$1,000,000 subordinated promissory note at 15% due September 1, 2017. 31.25 membership units.	6/28/04	31%	416,972 625,000	416,972 13,400,000	40.8%

www.gemcor.com	Total Gemcor			1,041,972	13,816,972

Subtotal Control Investments				$1,141,472	$13,916,472

TOTAL INVESTMENTS — 108.8%				$27,410,742	$36,832,400

LIABILITIES IN EXCESS OF OTHER ASSETS — (8.8%)					(2,978,740)

NET ASSETS — 100%					$33,853,660

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$—	$—		$99,500	$—

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%.	622,800	—	(205,828)		416,972	77,077
	31.25 membership units.	9,300,000	4,100,000	—		13,400,000	1,743,934

	Total Gemcor	9,922,800	4,100,000	(205,828)		13,816,972	1,821,011

	Total Control Investments	$10,022,300	$4,100,000	($205,828)		$13,916,472	$1,821,011

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	—	$359,000	—		$359,000	7,250
Carolina Skiff LLC	$985,000 Class A preferred membership interest at 9.8%. $250,000 subordinated promissory note at 14%. 6.0825% Class A common membership interest.	985,000 125,000 600,000	— — —	(985,000 (125,000 —	) )	— — 600,000	81,782 14,778 116,052

	Total Carolina Skiff	1,710,000	—	(1,110,000)		600,000	212,612

Chequed.com, Inc.	408,476 Series A preferred shares. $250,000 convertible promissory note at 8%.	1,383,222 250,000	— —	(1,383,222 ( 250,000	) )	— —	— 11,507

	Total Chequed	1,633,222	—	(1,633,222)		—	11,507

CrowdBouncer, Inc.	300,000 Series A preferred shares.	—	—	—		—	—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	637,992 308,687 22,000	23,571 7,782 —	(411,563 (316,469 (22,000	) ) )	250,000 — —	24,571 8,447 —

	Total First Wave	968,679	31,353	(750,032)		250,000	33,018

Genicon, Inc.	1,586,902 Series B preferred shares.	—	1,000,000	—		1,000,000	—
GiveGab, Inc.	5,084,329 Series Seed preferred shares.	403,388	212,833	(191,907)		424,314	—
G-TEC Natural Gas Systems	17.8% Class A membership interest. 8% cumulative dividend.	100,000	—	—		100,000	—
Intrinsiq Materials, Inc.	599,055 Series 2 preferred shares. $95,000 convertible promissory note at 8%.	600,002 —	— 95,000	(600,002 —)		— 95,000	— 2,436

	Total Intrinsiq	600,002	95,000	(600,002)		95,000	2,436

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares.	381,503 490,752	— —	— —		381,503 490,752	— —

		872,255	—	—		872,255	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	250,000 300,000 — —	— — 165,001 35,000	(250,000 — — —)	— 300,000 165,001 35,000	— — — —

	Total Knowledge Vision	550,000	200,001	(250,000)	500,001	—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares. $200,000 convertible notes at 8%.	— 200,000	351,477 —	— (200,000)	351,477 —	— —

	Total Mezmeriz	200,000	351,477	(200,000)	351,477	—

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 —	— —	— —	1,891,964 —	208,116 —

	Total Microcision	1,891,964	—	—	1,891,964	208,116

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	30,409
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $150,000 subordinated convertible promissory note at 6%.	— —	375,000 150,000	(187,500 —)	187,500 150,000	— 3,945

	Total OnCore	—	525,000	(187,500)	337,500	3,945

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares. $680,475 convertible promissory notes at 8%.	11,000 2,165,999 59,000 — —	— — — 702,732 702,732	— — — — (702,732)	11,000 2,165,999 59,000 702,732 —	— — — — 22,258

	Total Rheonix	2,235,999	1,405,464	(702,732)	2,938,731	22,258

SciAps, Inc.	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B preferred shares.	1,500,000 — —	— 504,710 250,000	(500,000 — —)	1,000,000 504,710 250,000	— 4,711 —

	Total SciAps	1,500,000	754,710	(500,000)	1,754,710	4,711

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	4,355
Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	— —	20,968 629,032	— —	20,968 629,032	— —

	Total Statisfy	—	650,000	—	650,000	—

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	250,000 1,070,680 80,000 —	— 120,000 11,200 104,198	(250,000 — — —)	— 1,190,680 91,200 104,198	— 168,000 15,680 —

	Total Teleservices	1,400,680	235,398	(250,000)	1,386,078	183,680

Company	Type of Investment	December 31, 2014 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2015 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology Management, Inc.	12 Series B preferred shares.	—	600,000	—	600,000	14,417

	Total Affiliate Investments	$14,617,378	$6,420,236	($6,375,395)	$14,662,219	$738,714

	Total Control and Affiliate Investments	$24,639,678	$10,520,236	($6,581,223)	$28,578,691	$2,559,725

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, capitalized interest and the accretion of discounts. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of a another category.

(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2015
Manufacturing	49.6%
Software	22.2
Healthcare	13.9
Contact Center	6.7
Consumer Product	3.3
Professional Services	1.6
Oil and Gas	1.4
Electronics	1.0
Marketing	0.3

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2016, 2015, 2014, 2013 and 2012

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	2016	2015	2014	2013	2012
Per Share Data:
Income from investment operations(1):
Investment income	$0.16	$0.45	$0.40	$0.38	$0.39
Expenses	0.54	0.29	0.39	0.37	0.27

Investment (loss) gain before income taxes	(0.38)	0.16	0.01	0.01	0.12
Income tax (benefit) expense	(0.13)	0.02	0.01	(0.01)	0.02

Net investment (loss) gain	(0.25)	0.14	0.00	0.02	0.10
Purchase of treasury stock(2)	0.00	0.00	0.02	0.04	0.04
Net realized and unrealized gain on investments	0.06	0.10	0.71	0.42	0.18

(Decrease) increase in net asset value	(0.19)	0.24	0.73	0.48	0.32
Net asset value, beginning of year, based on weighted average shares	5.35	5.11	4.38	3.90	3.58

Net asset value, end of year, based on weighted average shares	$5.16	$5.35	$5.11	$4.38	$3.90

Per share market value, end of year	$3.16	$3.77	$4.09	$3.07	$2.34

Total return based on market value	(16.1%)	(7.8%)	33.2%	31.2%	(24.5)%
Total return based on net asset value	(3.62%)	4.64%	15.26%	8.87%	5.67%
Supplemental Data:
Ratio of expenses before income taxes to average net assets	10.23%	5.49%	8.27%	8.76%	7.16%
Ratio of expenses including taxes to average net assets	8.48%	7.89%	16.28%	14.03%	11.01%
Ratio of net investment (loss) gain to average net assets	(3.62%)	2.55%	0.07%	0.57%	2.73%
Portfolio turnover	18.4%	21.4%	21.5%	17.9%	22.6%
Net assets end of year	$32,629,363	$33,853,660	$32,353,441	$28,069,332	$25,782,300
Weighted average shares outstanding, end of year	6,325,792	6,328,538	6,391,175	6,513,385	6,770,389

(1)	Per share data are based on shares outstanding and results are rounded.

(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

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

Fair Value of SBA Debentures – In September 2016, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.051%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 2.855%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Investments – Investments are valued at fair value as determined in good faith by the management of the Corporation and approved by the Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events. See Note 2 “Investments.”

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

After reviewing each of our portfolio companies’ performance and the circumstances surrounding each investment, the Corporation ceased accruing interest income on our outstanding notes in First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding notes in 2015 and G-TEC Natural Gas Systems in 2004.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $22,634, $18,333 and $16,200 for the years ended December 31, 2016, 2015 and 2014, respectively and is estimated to be approximately $20,000 in 2017, $15,000 in 2018, $11,000 in 2019 and $300 in 2020. The board fees were $4,000, $11,000 and $14,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $9,996, $17,339 and $15,492 in OID income for the years ended December 31, 2016, 2015 and 2014, respectively. OID income is estimated to be approximately $8,000 for 2017.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 5 “SBA Debenture Obligations”), will be amortized ratably over the terms of the SBA debentures. Amortization expense during the years ended December 31, 2016, 2015 and 2014 was $27,400, $27,400 and $24,686, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average $27,000 per year.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents.

Supplemental Cash Flow Information – Income taxes paid during the years ended December 31, 2016, 2015 and 2014 amounted to $2,560,614, $2,402,317 and $1,945,879, respectively. Interest paid during the years ended December 31, 2016, 2015 and 2014 was $283,650, $269,066 and $220,667, respectively. During 2016, 2015 and 2014, the Corporation converted $19,252, $212,426 and $211,127, respectively, of interest receivable and payment-in-kind interest (PIK) into debt investments. During the year ended December 31, 2016, the Corporation recorded one escrow receivable for $1,100,000 from the sale of Gemcor II LLC. During the year ended December 31, 2014, the Corporation recorded one escrow receivable for $1,510,248 from the sale of BinOptics Corporation which was collected during 2016. During 2014 the Corporation collected escrows of $680,612 from Liazon Corporation and $160,847 from Ultra-Scan Corporation. During 2015, the Corporation collected $32,962 in escrow receivable from Ultra-Scan Corporation.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by the banks.

As of December 31, 2016, 43% of the Corporation’s total investment value was held in notes and equity securities of five portfolio companies. As of December 31, 2015, 62% of the Corporation’s total investment value was held in debt and equity securities in five portfolio companies.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet the “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. See Note 4 “Income Taxes.”

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

SBA Debenture – The Corporation had $8,000,000 in outstanding SBA debentures at December 31, 2016 and December 31, 2015 with a weighted average interest rate of 3.54% as of December 31, 2016. The $8,000,000 in outstanding SBA debentures matures from 2022 through 2025.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than the price the security would command given the rate and related inherent portfolio risk of the investment.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of December 31, 2016.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using information from these portfolio companies, which may include:

•	Audited and unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment, or recent fundraising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal occurrences that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by the Corporation’s management to assess valuation.

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

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction, entered into by the portfolio company, with a sophisticated non-strategic unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2016:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$2,571,325	$6,163,891	$—	8,735,216

Non-Control/Non-Affiliate Debt	$1,090,690	—	3,669,101	—	300,000	5,059,791

Total Non-Control/ Non-Affiliate	$1,090,690	$—	$6,240,426	$6,163,891	$300,000	$13,795,007

Affiliate Equity	$2,023,746	$22,841	$3,163,166	$2,755,791	$800,000	$8,765,544

Affiliate Debt	1,891,964	—	1,048,466	1,700,000	200,000	4,840,430

Total Affiliate	$3,915,710	$22,841	$4,211,632	$4,455,791	$1,000,000	$13,605,974

Control Equity	$—	$—	$99,500	$—	$—	$99,500

Control Debt	—	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$—	$99,500

Total Level 3 Investments	$5,006,400	$22,841	$10,551,558	$10,619,682	$1,300,000	$27,500,481

Range	4.8X-6.7X	1X	0.5X-10.3X	Not Applicable	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Asset Value
Weighted Average	5.9X	1X	3.5X	Not Applicable	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,700,221	—	—	6,700,221
Equity investments	17,600,260	—	—	17,600,260

Total	$27,500,481	$—	$—	$27,500,481

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	14,620,063	14,620,063
Statisfy, Inc. (Statisfy)	—	—	(650,000)	(650,000)

Total Realized Gains	—	—	13,970,063	13,970,063
Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Carolina Skiff LLC (Carolina Skiff)	—	—	500,000	500,000
Gemcor II, LLC (Gemcor)	—	—	(12,775,000)	(12,775,000)
Intrinsiq Material, Inc. (Intrinsiq)	—	—	254,329	254,329
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	(187,500)	(187,500)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(990,680)	(990,680)

Total Unrealized Gains and Losses	—	—	(13,552,207)	(13,552,207)
Purchases of Securities/Changes to Securities/Non-cash conversions:
ACV Auctions, Inc. (ACV Auctions)	—	—	163,000	163,000
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,700,000	—	—	1,700,000
GoNoodle, Inc. (GoNoodle)	—	10,127	—	10,127
Intrinsiq	—	—	430,671	430,671
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	9,996	—	9,996
Oncore Golf	—	150,000	—	150,000
PostProcess Technologies, Inc. (Post Process)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	300,000	—	300,000
Tilson Technology Management, Inc. (Tilson)	—	200,000	200,000	400,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	3,200,000	1,718,589	993,671	5,912,260
Repayments and Sale of Securities:
Gemcor	(416,972)	—	(15,245,063)	(15,662,035)

Total Repayments and Sale of Securities	(416,972)	—	(15,245,063)	(15,662,035)
Transfers within Level 3	—	(95,000)	95,000	—

Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481

Change in unrealized appreciation on investments for the period included in changes in net assets				($13,552,207)
Net realized gain on investments for the period included in changes in net assets				$14,138,203

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2015:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$1,080,694	$—	$—	$5,064,041	$500,000	$6,644,735

Non-Control/Non-Affiliate Debt	—	—	—	—	1,608,974	1,608,974

Total Non-Control/ Non-Affiliate	$1,080,694	$—	$—	$5,064,041	$2,108,974	$8,253,709

Affiliate Equity	$1,128,348	$22,841	$600,001	$10,524,065	$—	$12,275,255

Affiliate Debt	—	—	—	150,000	2,236,964	2,386,964

Total Affiliate	$1,128,348	$22,841	$600,001	$10,674,065	$2,236,964	$14,662,219

Control Equity	$13,400,000	$—	$99,500	$—	$—	$13,499,500

Control Debt	416,972	—	—	—	—	416,972

Total Control	$13,816,972	$—	$99,500	$—	$—	$13,916,472

Total Level 3 Investments	$16,026,014	$22,841	$699,501	$15,738,106	$4,345,938	$36,832,400

Range	3.6X-7.5X	1X	0.75X-2.5X	0.0X – 1.0X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Discount	Asset Value
Weighted Average	6.2X	1X	2X	0.94X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2015:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$416,972	$—	$—	$416,972
Debt investments	5,076,632	—	—	5,076,632
Equity investments	31,338,796	—	—	31,338,796

Total	$36,832,400	$—	$—	$36,832,400

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. – OTHER ASSETS

At December 31, 2016 and 2015, other assets was comprised of the following:

	2016	2015
Escrow receivable from Gemcor II LLC (Gemcor)	$1,100,000	—
Dividend receivable	34,101	86,724
Prepaid expenses	6,758	—
Equipment (net)	6,523	11,676
Operating receivables	1,126	1,159
Escrow receivable from BinOptics Corporation	—	1,504,854

Total other assets	$1,148,508	$1,604,413

During 2014, the Corporation sold its investment in BinOptics Corporation and a portion of the proceeds are held in escrow and were received by the Corporation during 2016. During the first quarter of 2016, Gemcor II, LLC sold its assets, and a portion of the proceeds are held in escrow and will be released during 2017. The Gemcor escrow receivable is subject to potential claims.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax assets and (liabilities) at December 31, 2016 and 2015 are approximately as follows:

	2016	2015
Operations	$328,000	$305,000
Investments	830,000	(2,701,000)
NOL & tax credit carryforwards	51,000	69,000
Valuation allowance	(44,000)	(34,000)

Deferred tax asset (liability), net	$1,165,000	($2,361,000)

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2016	2015	2014
Current:
Federal	$2,571,560	$257,279	$2,670,129
State	374,290	14,015	118,118

	2,945,850	271,294	2,788,247

Deferred:
Federal	(3,151,558)	320,546	(437,470)
State	(374,792)	202,289	69,013

	(3,526,350)	522,835	(368,457)

Total	($580,500)	$794,129	$2,419,790

A reconciliation of the expense (benefit) for income taxes at the federal statutory rate to the expense reported is as follows:

	2016	2015	2014
Net investment (loss) gain, realized gain and unrealized (loss) gain before income tax expense	($1,783,183)	$2,294,348	$6,961,271

Expected tax (benefit) expense at statutory rate	($606,282)	$780,078	$2,366,832
State - net of federal effect	(2,586)	142,459	123,506
Pass-through expense (benefit) from portfolio investment	31,213	(135,262)	(71,850)
Dividend received deduction	(15,368)	(4,977)	(5,436)
Other	12,523	11,831	6,738

Total	($580,500)	$794,129	$2,419,790

At December 31, 2016 and 2015, the Corporation had no federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there was a Pennsylvania net operating loss carryforward of $671,184 and $468,535 at December 31, 2016 and 2015, respectively. As mentioned previously, the related deferred tax asset has a valuation allowance since the net operating loss is not expected to be utilized. For state tax purposes the Corporation had a NYS Qualified Emerging Technology Company (QETC) tax credit carryforward of $0 and $29,204 at December 31, 2016 and 2015. The QETC credit carryforward does not have an expiration date. The Corporation also has a Georgia Employer’s Jobs Tax Credit carryforward of $10,398 and $23,325 at December 31, 2016 and 2015 and this credit expires in the next five to ten years.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013 through 2016. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2013 through 2016.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. There was no amount recognized for interest and penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2016 and 2015, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $8,000,000. The weighted average interest rate at December 31, 2016 was 3.54%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge of 0.804%. The debentures have fixed interest rates and a 10 year maturity date. As of December 31, 2016, no additional leverage is available from the SBA.

The debentures outstanding at December 31, 2016 will mature as follows:

Maturity Date	Leverage
2022	3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000

Total Outstanding	$8,000,000

The Corporation was previously required to pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. There were no commitment and leverage draw fees paid during the years ended December 31, 2016 or 2015 and $24,250 was paid during the year ended December 31, 2014.

The Corporation has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include the Corporation’s automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Act.

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction for the related debt liability.

	December 31, 2016	December 31, 2015
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(172,227)	(199,627)

Debentures guaranteed by the SBA, net	$7,827,773	$7,800,373

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2016 and 2015, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 19, 2016, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 19, 2017 at prices that are no greater than the then current net asset value. During 2016, the Corporation repurchased 6,550 shares for $21,615 and paid an average of $3.30 per share. No shares were repurchased during the year ended December 31, 2015. At December 31, 2016, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Appreciation on Investments
Balance, December 31, 2014	($867,482)	$18,290,374	$5,109,947

Net increase (decrease) in net assets from operations	842,902	(27,973)	685,290

Balance, December 31, 2015	($24,580)	$18,262,401	$5,795,237

Net (decrease) increase in net assets from operations	(1,553,268)	8,864,653	(8,514,068)

Balance, December 31, 2016	($1,577,848)	$27,127,054	($2,718,831)

NOTE 7. – STOCK OPTION PLANS

In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”) that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2016, 2015 and 2014, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The employer contributions to the 401K Plan amounted to $39,673, $44,793 and $55,690 for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2002, the Corporation established a Profit Sharing Plan (the “Plan”) for its executive officers in accordance with Section 57(n) of the 1940 Act. Under the Plan, the Corporation will pay its executive officers aggregate profit sharing payments equal to 12% of the net realized gains on investments of its SBIC subsidiary, net of all realized losses and unrealized depreciation on the investments of the SBIC subsidiary, for the fiscal year, computed in accordance with the Plan and the Corporation’s interpretation of the Plan. Any profit sharing paid or accrued cannot exceed 20% of the Corporation’s net income, as defined in the Plan. For purposes of the 20% profit sharing test, the Corporation interprets net income to be the total of the Corporation’s net investment (loss) gain and its net realized gain (loss) on sales and dispositions of investments, prior to inclusion of the estimated profit sharing obligation. The profit sharing payments are split equally between the Corporation’s two executive officers, each of whom is fully vested in the Plan.

The Corporation expensed $1,270,052, $0, and $899,500 under the Plan for the years ended December 31, 2016, 2015 and 2014, respectively. Included in the profit sharing and bonus payable line on the accompanying statement of financial position at December 31, 2016 is $132,000 to be paid to the executive officers upon collection of the escrow receivable in 2017. Estimated payroll taxes and benefits on the profit sharing have been accrued at December 31, 2016, 2015 and 2014. The amounts approved do not exceed the defined limits.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has a lease for office space which expires in December 2020. Rent expense under this operating lease for the years ended December 31, 2016, 2015 and 2014 was $19,500, $19,200 and $18,840, respectively. The operating lease obligations are approximately as follows:

Year	Amount
2017	$18,800
2018	19,100
2019	19,400
2020	19,700

Total	$77,000

On March 2, 2017, the Corporation filed with the Securities and Exchange Commission (SEC) certain Change in Control Agreements which have been executed with each of its Named Executive Officer, (NEOs), which provide each NEO with certain financial benefits in the event that (i) such NEO’s employment is terminated without cause (as defined in the Change in Control Agreement) in connection with, or within eighteen months after, a Change in Control of the Corporation or (ii) such NEO terminates his employment in connection with, or within eighteen months after, a Change in Control for “Good Reason”. Upon the occurrence of such events, the Agreement provides for a lump sum payment to the Executive in an amount equal to (i) one (1.0) times such Executive’s annual base salary then in effect plus (ii) the average of the annual incentive bonuses and profit sharing payments earned by such Executive for the last five fiscal years ended prior to such Executive’s employment termination date. However, the amount of the payment to any Executive cannot exceed (and will otherwise be reduced in order not to exceed) 1.5% of the total equity capitalization of the Corporation implied by the Change in Control event.

NOTE 10. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2016
Investment income	$301,335	$315,886	$220,506	$194,131
Net decrease in net assets from operations	($215,771)	($571,300)	($198,092)	($217,520)
Basic and diluted net decrease in net assets per share from operations	($0.03)	($0.09)	($0.03)	($0.04)
2015
Investment income	$745,787	$718,279	$718,524	$641,747
Net increase in net assets from operations	$891,078	$286,497	$143,096	$179,548
Basic and diluted net increase in net assets per share from operations	$0.14	$0.05	$0.02	$0.03

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2016	2015	2014
Balance at beginning of year	($122,000)	($128,311)	($122,000)
Provision for losses	(39,000)	—	(6,311)
Write offs/Recoveries	—	6,311	—

Balance at end of year	($161,000)	($122,000)	($128,311)

NOTE 12. – UNCONSOLIDATED SIGNIFICANT SUBSIDIARY

In accordance with the Rule 4.08(g) of Regulation S-X, the Corporation has an unconsolidated significant subsidiary that is not required to be consolidated. Accordingly, financial information is presented below for our significant subsidiary as of December 31, 2015. That investment was sold during 2016.

For the years ended December 31 (000’s)
2015
Balance Sheet:
Current assets	$18,131
Non-current assets	$10,417
Current liabilities	$8,609
Non-current liabilities	$356
Income Statement:
Net sales	$36,603
Gross profit	$7,704
Net income	$4,768

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2016

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
Genicon, Inc. (Genicon)	$1,700,000	$—
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—
Empire Genomics, LLC (Empire Genomics)	550,000	—
Intrinsiq Materials, Inc. (Intrinsiq)	421,546	—
Tilson Technology Management, Inc. (Tilson)	400,000	—
PostProcess Technologies LLC (Post Process)	300,000	—
SciAps, Inc. (SciAps)	300,000	—
ClearView Social, Inc. (Clearview Social)	200,000	—
ACV Auctions, Inc. (ACV Auction)	163,000	—
BeetNPath, LLC (BeetNPath)	150,000	—
OnCore Golf Technology, Inc. (Oncore Golf)	150,000	—
Knoa Software, Inc. (Knoa)	48,466	—

Total of new investments	5,883,012	—
Other changes to investments:
GoNoodle, Inc. (GoNoodle) interest conversion	10,127	—
Mercantile Adjustment Bureau, LLC (Mercantile) OID amortization	9,996	—
Intrisiq interest conversion	9,125	—

Total of other changes to investments	29,248	—
Investments repaid, sold or liquidated:
Gemcor II, LLC (Gemcor) repayment	(1,041,972)	14,620,063
Statisfy, Inc. (Statisfy) realized loss	(650,000)	(650,000)
Athenex, Inc. (Athenex)	—	168,140

Total investments repaid, sold or liquidated	(1,691,972)	14,138,203

Net change in investments, at cost	$4,220,288	$14,138,203

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Rand Capital Corporation and Subsidiary

We have audited the accompanying consolidated statements of financial position of Rand Capital Corporation and Subsidiary (the “Corporation”) as of December 31, 2016 and 2015, including the consolidated schedule of portfolio investments as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2016, and the financial highlights schedule for each of the five years in the period then ended. These consolidated financial statements and the financial highlights schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included examination or confirmation of securities owned as of December 31, 2016 and 2015. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights schedule referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2016 and 2015, the results of their operations, their cash flows and the changes in their net assets for each of the three years in the period ended December 31, 2016, and the financial highlights schedule for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the investment securities included in the consolidated financial statements valued at $27,500,481 (84% of net assets) and $36,832,400 (109% of net assets) as of December 31, 2016 and 2015, respectively, include securities valued at $27,500,481 and $36,832,400, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

The supplementary schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2016 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s consolidated financial statements. The supplemental information is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2016 is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 8, 2017

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective.

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

Item 9B.    Other Information

None

Part III

Item 10.    Directors, Executive Officers, and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1 – ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2017 Proxy Statement”).

The Corporation has adopted a written Code of Ethics that applies to our principal executive officer, principal financial officer and vice president of finance, and a Business Ethics Policy applicable to the Corporation’s directors, officers and employees. The Corporation’s Code of Conduct and Business Ethics Policy are available, free of charge, in the Governance section of the Corporation’s website located at www.randcapital.com.

Item 11.    Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2017 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2017 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2017 Proxy Statement under the heading “DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2017 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANT (INDEPENDENT ACCOUNTANT) FEES”.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2016 and 2015

Statements of Operations for the three years in the period ended December 31, 2016

Statements of Changes in Net Assets for the three years in the period ended December 31, 2016

Statements of Cash Flows for the three years in the period ended December 31, 2016

Schedule of Portfolio Investments as of December 31, 2016

Schedule of Portfolio Investments as of December 31, 2015

Financial Highlights Schedule for the five years in the period ended December 31, 2016

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2016

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the Note 11 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(3.1)(ii)	By-laws of the Corporation incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the Securities Exchange Commission on November 2, 2016. (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 814-00235).

(10.1)	Employee Stock Option Plan – incorporated by reference to Appendix B to the Corporation’s definitive Proxy Statement filed on June 8, 2001.* (File No. 811-01825).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(10.2)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009 (File No. 811-22276).

(10.3)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276)*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.

* Management	contract or compensatory plan.

Item 16.    From 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2017	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum / President	March 8, 2017

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Treasurer	March 8, 2017

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum / Director	March 8, 2017

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 8, 2017

/s/ Ross B. Kenzie Ross B. Kenzie / Director	March 8, 2017

/s/ Reginald B. Newman II Reginald B. Newman II / Director	March 8, 2017

/s/ Jayne K. Rand Jayne K. Rand / Director	March 8, 2017

/s/ Robert M. Zak Robert M. Zak / Director	March 8, 2017