Form 10-Q
period 2017-03-31
RAND CAPITAL CORP
filed 2017-04-27
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 27, 2017, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2017 (Unaudited)	December 31, 2016
ASSETS
Investments at fair value:
Control investments (cost of $99,500 and $99,500, respectively)	$99,500	$99,500
Affiliate investments (cost of $17,947,514 and $17,589,623, respectively)	13,963,865	13,605,974
Non-Control/Non-Affiliate investments (cost of $14,046,954 and $13,941,907, respectively)	13,519,410	13,795,007

Total investments, at fair value (cost of $32,093,968 and $31,631,030, respectively)	27,582,775	27,500,481
Cash	10,689,392	12,280,140
Interest receivable (net of allowance: $161,000 at 3/31/17 and 12/31/16)	368,140	324,237
Deferred tax asset	1,437,250	1,165,164
Other assets	726,643	1,148,508

Total assets	$40,804,200	$42,418,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA, net	$7,834,623	$7,827,773
Profit sharing and bonus payable	132,000	1,270,052
Income taxes payable	391,119	320,008
Accounts payable and accrued expenses	136,465	324,537
Deferred revenue	40,111	46,797

Total liabilities	8,534,318	9,789,167

Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 at 3/31/17 and 12/31/16	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,693,112)	(1,577,848)
Undistributed net realized gain on investments	27,127,054	27,127,054
Net unrealized depreciation on investments	(2,963,048)	(2,718,831)
Treasury stock, at cost: 541,046 shares at 3/31/17 and 12/31/16	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $5.10 at 3/31/17; $5.16 at 12/31/16)	32,269,882	32,629,363

Total liabilities and stockholders’ equity (net assets)	$40,804,200	$42,418,530

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Investment income:
Interest from portfolio companies:
Control investments	$—	$11,828
Affiliate investments	136,757	64,962
Non-Control/Non-Affiliate investments	109,334	61,104

Total interest from portfolio companies	246,091	137,894

Interest from other investments:
Non-Control/Non-Affiliate investments	10,975	3,061

Total interest from other investments	10,975	3,061

Dividend and other investment income:
Affiliate investments	62,373	47,565
Non-Control/Non-Affiliate investments	2,512	—

Total dividend and other investment income	64,885	47,565

Fee income:
Control investments	—	2,000
Affiliate investments	917	695
Non-Control/Non-Affiliate investments	5,769	2,916

Total fee income	6,686	5,611

Total investment income	328,637	194,131

Expenses:
Salaries	165,413	155,438
Bonus and profit sharing	—	1,411,659
Employee benefits	52,370	89,511
Directors’ fees	34,875	47,375
Professional fees	84,002	64,760
Stockholders and office operating	67,210	62,494
Insurance	11,302	11,260
Corporate development	21,708	15,470
Other operating	1,960	3,600

	438,840	1,861,567
Interest on SBA obligations	77,569	77,569

Total expenses	516,409	1,939,136

Net investment loss before income taxes	(187,772)	(1,745,005)
Income tax benefit	(72,508)	(663,027)

Net investment loss	(115,264)	(1,081,978)

Net realized gain on investments:
Control investments	—	13,176,313

Net realized gain before income taxes	—	13,176,313
Income tax expense	—	4,942,961

Net realized gain on investments	—	8,233,352

Net change in unrealized depreciation on investments:
Control investments	—	(11,362,500)
Affiliate investments	—	(422,800)
Non-Control/Non-Affiliate investments	(380,644)	—

Change in unrealized depreciation before income taxes	(380,644)	(11,785,300)
Deferred income tax benefit	(136,427)	(4,416,406)

Net change in unrealized depreciation on investments	(244,217)	(7,368,894)

Net realized and unrealized (loss) gain on investments	(244,217)	864,458

Net decrease in net assets from operations	($359,481)	($217,520)

Weighted average shares outstanding	6,321,988	6,328,538
Basic and diluted net decrease in net assets from operations per share	($0.06)	($0.04)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Net assets at beginning of period	$32,629,363	$33,853,660
Net investment loss	(115,264)	(1,081,978)
Net realized gain on investments	—	8,233,352
Net change in unrealized depreciation on investments	(244,217)	(7,368,894)

Net decrease in net assets from operations	(359,481)	(217,520)
Total decrease in net assets	(359,481)	(217,520)

Net assets at end of period	$32,269,882	$33,636,140

Accumulated net investment loss	($1,693,112)	($1,106,558)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash flows from operating activities:
Net decrease in net assets from operations	($359,481)	($217,520)
Adjustments to reconcile net decrease in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(450,000)	(1,650,000)
Proceeds from sale of investments	—	13,801,313
Proceeds from loan repayments	—	416,972
Decrease in unrealized depreciation on investments before income taxes	380,644	11,785,300
Deferred tax benefit	(272,086)	(2,888,697)
Realized gain on portfolio investments before income taxes	—	(13,176,313)
Depreciation and amortization	7,850	8,350
Original issue discount amortization	(2,499)	(2,499)
Non-cash conversion of debenture interest	(10,439)	(2,522)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(43,903)	6,290
Decrease (increase) in other assets	420,866	(25,965)
Decrease in prepaid income taxes	—	65,228
Increase in income taxes payable	71,111	2,686,997
Decrease in accounts payable and accrued expenses	(188,073)	(30,192)
(Decrease) increase in profit sharing and bonus payable	(1,138,052)	1,311,659
(Decrease) increase in deferred revenue	(6,686)	12,389

Total adjustments	(1,231,267)	12,318,310

Net cash (used in) provided by operating activities	(1,590,748)	12,100,790
Net (decrease) increase in cash	(1,590,748)	12,100,790
Cash:
Beginning of period	12,280,140	5,844,795

End of period	$10,689,392	$17,945,585

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 41.9% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	1%	$163,000	$282,356	0.9%

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company for restaurants. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	250,000	0.8%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.7%

Empire Genomics, LLC (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due December 31, 2017. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $222,736.	6/13/14	0%	900,000 250,000	900,000 250,000	3.6%
	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g)(m) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,021,649 25	1,021,649 25	3.2%
	Total GoNoodle			1,021,674	1,021,674

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2017) due January 31, 2018. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests.	10/22/12	4%	1,193,189 150,000	943,189 -	2.9%
				97,625	-
	Total Mercantile			1,440,814	943,189

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,493,721 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.6%

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares. Total Rheonix	10/29/09	4%	- 2,099,999 - 702,732 2,802,731	11,000 2,165,999 59,000 702,732 2,938,731	9.1%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.4%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%
Subtotal Non-Control/Non-Affiliate Investments

				$14,046,954	$13,519,410

Affiliate Investments – 43.3% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017. Total BeetNPath	10/20/14	9%	$359,000 150,000 509,000	$359,000 150,000 509,000	1.5%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.4%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due February 28, 2017. $280,000 junior term notes at 10% due February 28, 2017. Warrant for 41,619 capital securities. Total First Wave	4/19/12	7%	661,563 316,469 22,000 1,000,032	250,000 - - 250,000	0.8%

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 promissory note at 12% due April 1, 2019. $600,000 promissory note at 14% due March 31, 2018. $300,000 promissory note at 14% due March 15, 2018. Total Genicon	4/10/15	6%	1,000,000 1,100,000 600,000 300,000 3,000,000	1,000,000 1,100,000 600,000 300,000 3,000,000	9.3%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.5%

Knoa Software, Inc. (g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018. Total Knoa	11/20/12	7%	750,000 479,155 48,466 1,277,621	- 449,455 48,466 497,921	1.6%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. $50,000 subordinated promissory note at 8% due August 31, 2017. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 50,000 800,001	- 300,000 165,001 35,000 50,000 550,001	1.7%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,899,855 - 1,899,855	1,899,855 - 1,899,855	5.9%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2018. Total OnCore	12/31/14	7%	375,000 300,000 675,000	- 300,000 300,000	0.9%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000 2,554,710	1,000,000 504,710 250,000 200,000 100,000 2,054,710	6.4%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	- 200,000 91,200 104,198 395,398	1.2%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021. Total Tilson	1/20/15	8%	600,000 200,000 200,000 1,000,000	600,000 200,000 200,000 1,000,000	3.1%

Subtotal Affiliate Investments				$17,947,514	$13,963,865

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 85.5%				$32,093,968	$27,582,775
OTHER ASSETS IN EXCESS OF LIABILITIES – 14.5%					4,687,107

NET ASSETS – 100%					$32,269,882

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At March 31, 2017, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.
(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.
(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2017, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).
(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.
(f)	As of March 31, 2017 the total cost of investment securities was approximately $32.1 million. Net unrealized depreciation was approximately ($4.5) million, which was comprised of $2.0 million of unrealized appreciation of investment securities and ($6.5) million of unrealized depreciation of investment securities. At March 31, 2017, the aggregate gross unrealized gain for federal income tax purposes was $2.3 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.9) million. The net unrealized loss for federal income tax purposes was ($3.6) million based on a tax cost of $31.2 million.
(g)	Rand Capital SBIC, Inc. investment.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the three months ended March 31, 2017.
(i)	Represents interest due (amounts over $50,000 net of reserves) from investments included as interest receivable on the Corporation’s Statement of Financial Position.
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2017 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$-	$-	$99,500	$-
	Total Control Investments	$99,500	$0	$0	$99,500	$0
Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%. Total BeetNPath	$359,000 150,000 509,000	$- - -	$- - -	$359,000 150,000 509,000	$ - 2,959 2,959

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000	-	-	1,100,000	57,373

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	-	-	200,000	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities. Total First Wave	250,000 - - 250,000	- - - -	- - - -	250,000 - - 250,000	- - - -

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%. $600,000 term loan at 14%. $300,000 promissory note at 14% Total Genicon	1,000,000 1,100,000 600,000 - 2,700,000	- - - 300,000 300,000	- - - - -	1,000,000 1,100,000 600,000 300,000 3,000,000	917 33,000 21,000 3,267 58,184

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-

G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000	-	-	780,000	-

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	-	-	-	-	-
	1,876,922 Series B preferred shares.	449,455	-	-	449,455	-
	$48,466 convertible promissory note at 8%.	48,466	-	-	48,466	978
	Total Knoa	497,921	-	-	497,921	978

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. $50,000 subordinated promissory note at 8% Warrant for 46,743 Series A-3 shares.	- 300,000 165,001 - 35,000	- - - 50,000 -	- - - - -	- 300,000 165,001 50,000 35,000	- - - 733 -
	Total Knowledge Vision	500,001	50,000	-	550,001	733

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964	7,891	-	1,899,855	56,767

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	- 300,000	- -	- -	- 300,000	- 6,608
	Total OnCore	300,000	-	-	300,000	6,608

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

 Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2017 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	-	-	1,000,000	-
	274,299 Series A-1 convertible preferred shares.	504,710	-	-	504,710	-
	117,371 Series B preferred shares.	250,000	-	-	250,000	-
	$200,000 subordinated promissory note at 10%.	200,000	-	-	200,000	5,000
	$100,000 secured subordinated convertible note at 10%.	100,000	-	-	100,000	2,500
	Total SciAps	2,054,710	-	-	2,054,710	7,500

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	-

Teleservices Solutions Holdings, LLC	250,000 Class B shares.	-	-	-	-	-
	1,000,000 Class C shares.	200,000	-	-	200,000	-
	80,000 Class D preferred units.	91,200	-	-	91,200	-
	104,198 Class E preferred units.	104,198	-	-	104,198	-
	Total Teleservices	395,398	-	-	395,398

Tilson Technology Management, Inc.	12 Series B preferred shares.	600,000	-	-	600,000	5,000
	21,390 Series C convertible preferred shares.	200,000	-	-	200,000	-
	$200,000 subordinated promissory note at 8%.	200,000	-	-	200,000	3,945
	Total Tilson	1,000,000	-	-	1,000,000	8,945

	Total Affiliate Investments	$13,605,974	$357,891	$0	$13,963,865	$200,047

	Total Control and Affiliate Investments	$13,705,474	$357,891	$0	$14,063,365	$200,047

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2017 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2017

Healthcare	33.6%

Software	26.9%

Manufacturing	22.7%

Contact Center	4.9%

Consumer Product	4.8%

Professional Services	3.6%

Oil and Gas	1.8%

Electronics	1.3%

Marketing	0.4%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 42.3% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%

Empire Genomics, LLC (e)(g)	$900,000 senior secured	6/13/14	0%			3.5%
Buffalo, NY. Molecular diagnostics company that	convertible term notes at 10% due
offers a comprehensive menu of assay services for	April 1, 2017.			900,000	900,000
diagnosing and guiding patient therapeutic treatments.	$250,000 promissory note at 12%
(Health Care)	due December 31, 2019.			250,000	250,000
www.empiregenomics.com	(i) Interest receivable $200,339.
	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g)	$1,000,000 secured note at 12%	2/6/15	<1%			3.1%
(Formerly HealthTeacher, Inc.)	due January 31, 2020, (1%
Nashville, TN. Student engagement education	Payment in Kind (PIK)).			1,019,101	1,019,101
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred shares.			25	25
www.gonoodle.com	Total GoNoodle			1,019,126	1,019,126

Mercantile Adjustment Bureau, LLC (g)	$1,099,039 subordinated secured	10/22/12	4%			3.3%
Williamsville, NY. Full service accounts receivable	note at 13% (3% for the calendar
management and collections company.	year 2016) due October 30, 2017.			1,090,690	1,090,690
(Contact Center)	(e) $150,000 subordinated
www.mercantilesolutions.com	debenture at 8% due June 30,
	2018.			150,000	-
	Warrant for 3.29% membership
	interests. Option for 1.5%
	membership interests.			97,625	-
	Total Mercantile			1,338,315	1,090,690

Outmatch Holdings, LLC (e)(g)	2,446,199 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.6%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection	Total Outmatch			2,145,496	2,145,496
and reference checking. (Software)
www.outmatch.com

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares. Total Rheonix	10/29/09	4%	- 2,099,999 - 702,732 2,802,731	11,000 2,165,999 59,000 702,732 2,938,731	9.0%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.3%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$13,941,907	$13,795,007

Affiliate Investments – 41.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017. Total BeetNPath	10/20/14	9%	$359,000 150,000 509,000	$359,000 150,000 509,000	1.6%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.4%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due January 31, 2017. $280,000 junior term notes at 10% due January 31, 2017. Warrant for 41,619 capital securities. Total First Wave	4/19/12	7%	661,563 316,469 22,000 1,000,032	250,000 - - 250,000	0.8%

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 promissory note at 12% due April 1, 2019. $600,000 promissory note at 14% due March 31, 2018. Total Genicon	4/10/15	6%	1,000,000 1,100,000 600,000 2,700,000	1,000,000 1,100,000 600,000 2,700,000	8.3%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018. Total Knoa	11/20/12	7%	750,000 479,155 48,466 1,277,621	- 449,455 48,466 497,921	1.5%
KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 750,001	- 300,000 165,001 35,000 500,001	1.5%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,891,964 - 1,891,964	1,891,964 - 1,891,964	5.8%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017. Total OnCore	12/31/14	7%	375,000 300,000 675,000	- 300,000 300,000	0.9%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000 2,554,710	1,000,000 504,710 250,000 200,000 100,000 2,054,710	6.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	- 200,000 91,200 104,198 395,398	1.2%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021. Total Tilson	1/20/15	8%	600,000 200,000 200,000 1,000,000	600,000 200,000 200,000 1,000,000	3.1%

Subtotal Affiliate Investments				$17,589,623	$13,605,974

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 84.3%				$31,631,030	$27,500,481
OTHER ASSETS IN EXCESS OF LIABILITIES – 15.7%					5,128,882

NET ASSETS – 100%					$32,629,363

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$ -	$ -	$99,500	$ -

Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Escrow receivable due from sale of business.	416,972 13,400,000 -	- - -	(416,972) (13,400,000) -	- - -	11,828 2,000 -
	Total Gemcor	13,816,972	-	(13,816,972)	-	13,828

	Total Control Investments	$13,916,472	$0	($13,816,972)	$99,500	$13,828
Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%.	$359,000 -	$ - 150,000	$ - -	$359,000 150,000	$ - 6,477
	Total BeetNPath	359,000	150,000	-	509,000	6,477

Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000	500,000	-	1,100,000	131,785

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	-	200,000	-	200,000	-

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 - -	- - -	- - -	250,000 - -	834 - -
	Total First Wave	250,000	-	-	250,000	834

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%. $600,000 term loan at 14%.	1,000,000 - -	- 1,100,000 600,000	- - -	1,000,000 1,100,000 600,000	3,028 109,700 28,700
	Total Genicon	1,000,000	1,700,000	-	2,700,000	141,428

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-

G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000	-	-	100,000	-

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares. $95,000 convertible promissory note at 8%.	- 95,000	780,000 -	- (95,000)	780,000 -	- 6,689
	Total Intrinsiq	95,000	780,000	(95,000)	780,000	6,689

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	381,503 490,752 -	- - 48,466	(381,503) (41,297) -	- 449,455 48,466	- - 2,499
	Total Knoa	872,255	48,466	(422,800)	497,921	2,499

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	- 300,000 165,001 35,000	- - - -	- - - -	- 300,000 165,001 35,000	- - - -
	Total Knowledge Vision	500,001	-	-	500,001	-

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 -	- -	- -	1,891,964 -	211,269 -
	Total Microcision	1,891,964	-	-	1,891,964	211,269

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	29,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	187,500 150,000	- 150,000	(187,500) -	- 300,000	- 17,186
	Total OnCore	337,500	150,000	(187,500)	300,000	17,186

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares.	11,000	-	(11,000)	-	-
	1,839,422 Series A preferred shares.	2,165,999	-	(2,165,999)	-	-
	50,593 common shares.	59,000	-	(59,000)	-	-
	589,420 Series B preferred shares.	702,732	-	(702,732)	-	-
	Total Rheonix	2,938,731	-	(2,938,731)	-	-

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	-	-	1,000,000	-
	274,299 Series A-1 convertible preferred shares.	504,710	-	-	504,710	-
	117,371 Series B preferred shares.	250,000	-	-	250,000	-
	$200,000 subordinated promissory note at 10%.	-	200,000	-	200,000	14,611
	$100,000 secured subordinated convertible note at 10%.	-	100,000	-	100,000	2,555
	Total SciAps	1,754,710	300,000	-	2,054,710	17,166

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	13,464

Statisfy, Inc.	65,000 Series seed preferred shares.	20,968	-	(20,968)	-	-
	Warrant for 1,950,000 Series seed preferred shares.	629,032	-	(629,032)	-	-
	Total Statisfy	650,000	-	(650,000)	-	-

Teleservices Solutions	250,000 Class B shares.	-	-	-	-	-
Holdings, LLC	1,000,000 Class C shares.	1,190,680	-	(990,680)	200,000	-
	80,000 Class D preferred units.	91,200	-	-	91,200	-
	104,198 Class E preferred units.	104,198	-	-	104,198	-
	Total Teleservices	1,386,078	-	(990,680)	395,398

Tilson Technology	12 Series B preferred shares.	600,000	-	-	600,000	16,250
Management, Inc.	21,390 Series C convertible preferred shares.	-	200,000	-	200,000	-
	$200,000 subordinated promissory note at 8%.	-	200,000	-	200,000	4,164
	Total Tilson	600,000	400,000	-	1,000,000	20,414

	Total Affiliate Investments	$14,662,219	$4,228,466	($5,284,711)	$13,605,974	$598,620

	Total Control and Affiliate Investments	$28,578,691	$4,228,466	($19,101,683)	$13,705,474	$612,448

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

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have historically made the majority of our venture capital investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC, and then Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

Responding to our request submitted during 2016, the SBA issued a “green light” or “go forth” letter authorizing Rand to continue its application process to obtain a license to form and operate a second SBIC subsidiary. We expect the anticipated new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary. The application for the new SBIC was filed with the SBA in April 2017.

We operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Capital Corporation and Rand SBIC.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the three months ended March 31, 2017 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

DEF-14A	2017 Definitive Proxy Statement submitted to shareholders

Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016

Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiary Rand SBIC. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification – Certain balances in prior years were reclassified to conform to presentations adopted in 2017.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair Value of SBA Debentures - In March 2017, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.845%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.649%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Revenue Recognition - Dividend Income - The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

The Corporation holds preferred equity securities that contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, if declared, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Revenue Recognition - Fee Income - Consists of amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $6,686 and $3,611 for the three months ended March 31, 2017 and 2016, respectively. The board fees were $0 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $2,499 in OID income for each of the three months ended March 31, 2017 and 2016. OID income is estimated to be approximately $7,500 for the remainder of 2017.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $6,850 for each of the three months ended March 31, 2017 and 2016. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at March 31, 2017 and December 31, 2016 with a weighted average interest rate of 3.54% as of March 31, 2017. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

In the event of a future default of such SBA obligations, the Corporation has consented to the exercise, by the SBA, of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require. These actions may include the Corporation’s automatic consent to the appointment of the SBA, or its designee, as receiver under Section 311(c) of the Small Business Investment Act of 1958.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. We do not have any common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes refunded during the three months ended March 31, 2017 was $7,960. Income taxes paid during the three months ended March 31, 2016, net of refunds, was $2,244,600. Interest paid during the three months ended March 31, 2017 and 2016 was $140,275 and $141,050, respectively. The Corporation converted $10,439 and $2,522 of interest receivable into investments during the three months ended March 31, 2017 and 2016, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2017 and December 31, 2016, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 19, 2016, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 19, 2017 at prices that are no greater than the then current net asset value. No shares were repurchased during the three months ended March 31, 2017 or March 31, 2016. At March 31, 2017, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2017, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the three months ended March 31, 2017. The Corporation had accrued $1,593,659 under the Plan for the three months ended March 31, 2016. Estimated payroll taxes and benefits on the profit sharing under the Plan were also accrued at March 31, 2016. The amounts accrued did not exceed the defined limits under the Plan. At December 31, 2016, the Corporation’s final approved and accrued amount was $1,270,052 under the Plan, of which $1,138,052 was paid during the three months ended March 31, 2017.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no new uncertain tax positions recorded at March 31, 2017.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the three months ended March 31, 2017 or 2016.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At March 31, 2017, Genicon, Inc. (Genicon), Rheonix, Inc. (Rheonix), Outmatch (formerly Chequed Holdings, LLC) (Outmatch), Social Flow, Inc. (Social Flow) and SciAps, Inc. (Sciaps) represented 11%, 11%, 8%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

Subsequent Event - Subsequent to the end of the quarter Rand filed limited partnership documents for the establishment of its new wholly owned SBIC subsidiary, Rand Capital SBIC II, L.P. and also received “pre-licensing” approval from the SBA to fund its first investment, a $2 million note, into an existing portfolio company of Rand SBIC. This financing is expected to be funded prior to April 30, 2017.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of March 31, 2017.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2017:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$943,189	$—	$2,321,325	$6,283,247	$—	$8,604,572

Non-Control/Non-Affiliate Debt	—	—	3,671,649	—	300,000	4,914,838

Total Non-Control/Non-Affiliate	943,189	—	5,992,974	6,283,247	300,000	13,519,410

Affiliate Equity	2,023,746	22,841	3,163,166	2,755,791	800,000	8,765,544

Affiliate Debt	1,899,855	—	1,098,466	2,000,000	200,000	5,198,321

Total Affiliate	3,923,601	22,841	4,261,632	4,755,791	1,000,000	13,963,865

Control Equity	—	—	99,500	—	—	99,500

Control Debt	—	—	—	—	—	—

Total Control	—	—	99,500	—	—	99,500

Total Level 3 Investments	$4,866,790	$22,841	$10,354,106	$11,039,038	$1,300,000	$27,582,775

Range	4.8X-6.7X	1X	0.5X-10.3X	Not Applicable	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Asset Value
Weighted Average	5.9X	1X	3.5X	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at March 31, 2017:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,500,000	$—	$—	$3,500,000
Debt investments	6,613,159	—	—	6,613,159
Equity investments	17,469,616	—	—	17,469,616

Total	$27,582,775	$—	$—	$27,582,775

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,700,221	—	—	6,700,221
Equity investments	17,600,260	—	—	17,600,260

Total	$27,500,481	$—	$—	$27,500,481

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481
Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
City Dining Cards, Inc. (Loupe)	—	—	(250,000)	(250,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)

Total Unrealized Gains and Losses	—	(250,000)	(130,644)	(380,644)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Genicon, Inc. (Genicon)	300,000	—	—	300,000
GoNoodle, Inc. (GoNoodle)	—	2,548	—	2,548
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	50,000	—	50,000
Mercantile	—	102,499	—	102,499
Microcision LLC (Microcision)	—	7,891	—	7,891

Total Purchases of Securities/Changes to Securities/Non-cash conversions	300,000	162,938	—	462,938

Ending Balance, March 31, 2017, of Level 3 Assets	$3,500,000	$6,613,159	$17,469,616	$27,582,775

Change in unrealized depreciation on investments for the period included in changes in net assets				($380,644)
Net realized gain on investments for the period included in changes in net assets				$—

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	13,176,313	13,176,313

Total Realized Gains	—	—	13,176,313	13,176,313
Unrealized Losses included in net change in net assets from operations
Gemcor II, LLC (Gemcor)	—	—	(11,362,500)	(11,362,500)
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)

Total Unrealized Losses	—	—	(11,785,300)	(11,785,300)
Purchases of Securities/Changes to Securities/Non-cash conversions:
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
Empire Genomics, LLC (Empire Genomics)	—	300,000	—	300,000
Genicon, Inc. (Genicon)	1,000,000	—	—	1,000,000
GoNoodle, Inc. (GoNoodle)	—	2,522	—	2,522
Mercantile Adjustment Bureau, LLC (Mercantile)	—	2,499	—	2,499
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,000,000	455,021	200,000	1,655,021
Repayments of Securities
Gemcor	(416,972)	—	(13,801,313)	(14,218,285)

Total Repayments of Securities	(416,972)	—	(13,801,313)	(14,218,285)

Ending Balance, March 31, 2016, of Level 3 Assets	$1,000,000	$5,531,653	$19,128,496	$25,660,149

Change in unrealized appreciation on investments for the period included in changes in net assets				($11,785,300)
Net realized gain on investments for the period included in changes in net assets				$13,176,313

NOTE 4.—OTHER ASSETS

At March 31, 2017 and December 31, 2016, other assets was comprised of the following:

	March 31, 2017	December 31, 2016
Escrow receivable from Gemcor II LLC (Gemcor)	$550,000	$1,100,000
Prepaid expenses	111,658	6,758
Dividend receivable	57,373	34,101
Equipment (net)	5,523	6,523
Operating receivables	2,089	1,126

Total other assets	$726,643	$1,148,508

During the first quarter of 2016, Gemcor II, LLC sold its assets, and $1,100,000 of the proceeds were held in escrow, subject to potential claims. During the first quarter of 2017, $550,000 was released and the remainder is expected to be released during 2017.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of March 31, 2017.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	March 31, 2017	December 31, 2016
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(165,377)	(172,227)

Debentures guaranteed by the SBA, net	$7,834,623	$7,827,773

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three months ended March 31, 2017 (Unaudited)	Year ended December 31, 2016
Income from investment operations (1):
Investment income	$0.05	$0.16
Operating expenses	0.08	0.54

Investment loss before income taxes	(0.03)	(0.38)
Income tax benefit	(0.01)	(0.13)

Net investment loss	(0.02)	(0.25)
Net realized and unrealized (loss) gain on investments	(0.04)	0.06

Decrease in net asset value	(0.06)	(0.19)
Net asset value, beginning of period	5.16	5.35

Net asset value, end of period	$5.10	$5.16

Per share market price, end of period	$3.04	$3.16

Total return based on market value	(3.80%)	(16.1%)
Total return based on net asset value	(1.10%)	(3.62%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	1.59%	10.23%
Ratio of operating expenses including income taxes to average net assets	0.95%	8.48%
Ratio of net investment loss to average net assets	(1.11%)	(3.62%)
Portfolio turnover	1.7%	18.4%
Net assets, end of period	$32,269,882	$32,629,363
Weighted shares outstanding, end of period	6,321,988	6,325,792

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of the our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Overview

We are an internally managed investment company that lends to and invests in small companies. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated there under. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002.

Responding to our request submitted during 2016, the U.S. Small Business Administration (SBA) issued a “green light” or “go forth” letter authorizing Rand to continue its application process to obtain a license to form and operate its second SBIC subsidiary and create a new SBIC fund. We expect that our new SBIC fund will use some of the proceeds from the 2016 Gemcor exit, combined with additional SBA leverage, to create a new $22.5 million SBIC fund. We also expect our anticipated new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary.

Outlook

As we work to create our new SBIC fund, we believe the combination of cash on hand, proceeds from portfolio exits, potential future SBA leverage, and prospective investment income provides sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

•	We expect that well run businesses will require capital to grow and should be able to compete effectively given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts.

•	Given our increased scale we are able to invest larger amounts in companies, which will provide an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.

•	As our portfolio continues to expand, we are able to better leverage our infrastructure.

•	We have sufficient cash to invest in new opportunities and to repurchase shares for the treasury. At quarter end, we had authorization to repurchase an additional 458,954 shares of our common stock. However, our prioritized use of cash continues to be growing our portfolio.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2016 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	3/31/17	12/31/16	(Decrease)	% (Decrease)
Total assets	$40,804,200	$42,418,530	($1,614,330)	(3.8%)
Total liabilities	8,534,318	9,789,167	(1,254,849)	(12.8%)

Net assets	$32,269,882	$32,629,363	($359,481)	(1.1%)

Net asset value per share (NAV) was $5.10 at March 31, 2017 and $5.16 at December 31, 2016.

Our outstanding SBA debentures at March 31, 2017 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 33% of net assets at March 31, 2017 as compared to 38% at December 31, 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	3/31/17	12/31/16	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$32,093,968	$31,631,030	$462,938	1.5%
Unrealized depreciation, net	(4,511,193)	(4,130,549)	(380,644)	(9.2%)

Investments at fair value	$27,582,775	$27,500,481	$82,294	0.3%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 86% of net assets at March 31, 2017 versus 84% of net assets at December 31, 2016.

The change in investments during the three months ended March 31, 2017, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Genicon, Inc. (Genicon)	$300,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000
Mercantile Adjustment Bureau, LLC (Mercantile)	100,000

Total of new investments	450,000
Other changes to investments:
GoNoodle, Inc. (GoNoodle) interest conversion	2,548
Mercantile OID amortization	2,499
Microcision LLC (Microcision) interest conversion	7,891

Total of other changes to investments	12,938

Net change in investments, at cost	$462,938

Results of Operations

Investment Income

Our investment objective is to achieve long-term capital appreciation on our equity investments while investing in a mixture of loan, debenture and equity instruments, which are structured to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	March 31, 2017	March 31, 2016	Increase	% Increase
Interest from portfolio companies	$246,091	$137,894	$108,197	78.5%
Interest from other investments	10,975	3,061	7,914	258.5%
Dividend and other investment income	64,885	47,565	17,320	36.4%
Fee income	6,686	5,611	1,075	19.2%

Total investment income	$328,637	$194,131	$134,506	69.3%

Interest from portfolio companies – Interest from portfolio companies was 79% higher in during the first quarter of 2017 versus the same period in 2016 due to several investments made in the form of debt instruments in 2016 and 2017. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics), SciAps, Inc. (Sciaps) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended March 31, 2017 versus the same period in 2016.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective periods were:

	March 31, 2017	March 31, 2016
Carolina Skiff LLC (Carolina Skiff)	$57,373	$34,101
Tilson Technology Management, Inc. (Tilson)	5,000	—
Empire Genomics LLC (Empire Genomics)	2,512	—
SOMS Technologies, LLC (SOMS)	—	13,464

Total dividend and other investment income	$64,885	$47,565

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

The income associated with the amortization of financing fees was $6,686 and $3,611 for the three months ended March 31, 2017 and 2016, respectively. The income from board fees was $0 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	March 31, 2017	March 31, 2016	Decrease	% Decrease
Total operating expenses	$516,409	$1,939,136	($1,422,727)	(73.4%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The decrease in operating expenses during the three months ended March 31, 2017 versus the same period in 2016 was primarily caused by a decrease of $1,411,659 in bonus and profit sharing expense.

Gemcor II, LLC (Gemcor), previously our largest portfolio company in terms of fair value, sold its assets in March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding escrow, and realized a gain, before income taxes, of approximately $13.2 million from the sale. Related to this sale, we expensed $1,411,659 under our Profit Sharing Plan during the three months ended March 31, 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the three months ended March 31, 2017.

Realized Gains and Losses on Investments

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	March 31, 2017	March 31, 2016	Decrease
Realized gain on investments before income taxes	$—	$13,176,313	($13,176,313)

During the three months ended March 31, 2016, our portfolio company Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of $13,801,313, excluding escrow receivable, and recognized a realized gain, before income taxes, of $13,176,313.

There were no realized gains or losses during the three months ended March 31, 2017.

Change in Unrealized Depreciation or Appreciation of Investments

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

	March 31, 2017	March 31, 2016	Increase
Change in unrealized depreciation before income taxes	($380,644)	($11,785,300)	$11,404,656

The decrease in unrealized depreciation, before income taxes, for the three months ended March 31, 2017 was comprised of the following:

March 31, 2017
City Dining Cards, Inc. (Loupe)	($250,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	($250,000)
ACV Auctions, Inc. (ACV)	119,356

Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2017	($380,644)

The valuation of our investments in Loupe and Mercantile was each decreased after we reviewed each portfolio company and its financial condition and determined that a valuation adjustment was necessary.

In accordance with our valuation policy, we increased the value of our investment in ACV based on a significant equity financing by a new non-strategic outside entity. This new financing used a higher valuation for ACV than had been used for its prior financing rounds.

The decrease in unrealized appreciation before income taxes for the three months ended March 31, 2016 was comprised of the following:

March 31, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($11,362,500)
Knoa Software, Inc. (Knoa)	(422,800)

Total change in net unrealized appreciation of investments before income taxes during the three months ended March 31, 2016	($11,785,300)

During March 2016, our portfolio company, Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of approximately $13.8 million and recognized a realized gain, before income taxes, of approximately $13.2 million. As of March 31, 2016 and 2017, we continue to own 31% of Gemcor II, LLC, which is the entity that sold substantially all of its assets. After the asset sale, a contingent escrow remained on the books of Gemcor valued at $1,412,500. A plan of the liquidation of Gemcor II, LLC was agreed to by all members of the limited liability company, and this escrow was released and a gain realized during the third quarter of 2016.

The valuation of our investment in Knoa was decreased during the three months ended March 31, 2016 to value our equity holdings at a value consistent with the anticipated pricing for Knoa’s future equity financing.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net decrease in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2017 and 2016, the net decrease in net assets from operations was ($359,481) and ($217,520), respectively.

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

As of March 31, 2017, our total liquidity consisted of approximately $10.7 million in cash on hand.

Net cash provided by operating activities has averaged approximately $1,740,000 over the last three years. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of March 31, 2017, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We received authorization from the SBA during the fourth quarter of 2016 to file a formal application to form and operate our second SBIC subsidiary and start a new SBIC. We expect to capitalize the new SBIC with $7.5 million of cash on hand and, if our application is approved by the SBA, a debt commitment from the SBA equal to two times our equity capital investment, or $15 million, for a total fund size of $22.5 million.

We believe that the cash on hand at March 31, 2017 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2017. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio consists of equity and debt securities in private companies and is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3. Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

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

As of March 31, 2017, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2017 – 1/31/2017	—	—	—	458,954
2/1/2017 – 2/28/2017	—	—	—	458,954
3/1/2017 – 3/31/2017	—	—	—	458,954

(1)	There were no shares repurchased during the first quarter of 2017.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 19, 2016, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 19, 2017.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) and (a) (2) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997 (File No. 333-25617).

(3)(ii)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the Securities and Exchange Commission on November 2, 2016 (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (d) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997 (File No. 333-25617).

(10.1)	Change in Control Agreement, dated as of March 1, 2017, by and between Rand Capital Corporation and Allen F. Grum, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017.

(10.2)	Change in Control Agreement, dated as of March 1, 2017, by and between Rand Capital Corporation and Daniel P. Penberthy, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017.

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(31.2)	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(32.1)	Section 1350 Certifications – Rand Capital Corporation – furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2017

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer