Form 10-Q
period 2017-06-30
RAND CAPITAL CORP
filed 2017-08-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2017, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Investments at fair value:
Control investments (cost of $99,500)	$99,500	$99,500
Affiliate investments (cost of $19,341,212 and $17,589,623, respectively)	14,691,888	13,605,974
Non-Control/Non-Affiliate investments (cost of $16,052,007 and $13,941,907, respectively)	15,471,799	13,795,007

Total investments, at fair value (cost of $35,492,719 and $31,631,030, respectively)	30,263,187	27,500,481
Cash	6,590,994	12,280,140
Interest receivable (net of allowance: $161,000)	373,835	324,237
Deferred tax asset	1,684,327	1,165,164
Prepaid income taxes	298,630	—
Other assets	608,514	1,148,508

Total assets	$39,819,487	$42,418,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA, net	$7,841,473	$7,827,773
Profit sharing and bonus payable	132,000	1,270,052
Income tax payable	—	320,008
Accounts payable and accrued expenses	164,294	324,537
Deferred revenue	47,175	46,797

Total liabilities	8,184,942	9,789,167

Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 at 6/30/17 and 12/31/16	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,851,733)	(1,577,848)
Undistributed net realized gain on investments	27,127,054	27,127,054
Net unrealized depreciation on investments	(3,439,764)	(2,718,831)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $5.00 at 6/30/17; $5.16 at 12/31/16)	31,634,545	32,629,363

Total liabilities and stockholders’ equity (net assets)	$39,819,487	$42,418,530

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Investment income:
Interest from portfolio companies:
Control investments	$—	$—	$—	$11,828
Affiliate investments	137,243	94,614	274,000	159,575
Non-Control/Non-Affiliate investments	140,397	68,527	249,731	129,632

Total interest from portfolio companies	277,640	163,141	523,731	301,035
Interest from other investments:
Non-Control/Non-Affiliate investments	6,859	18,648	17,834	21,709

Total interest from other investments	6,859	18,648	17,834	21,709
Dividend and other investment income:
Affiliate investments	53,024	33,232	115,397	80,797
Non-Control/Non-Affiliate investments	2,681	—	5,193	—

Total dividend and other investment income	55,705	33,232	120,590	80,797
Fee income:
Control investments	—	—	—	2,000
Affiliate investments	3,167	1,167	4,084	1,862
Non-Control/Non-Affiliate investments	5,768	4,318	11,537	7,234

Total fee income	8,935	5,485	15,621	11,096

Total investment income	349,139	220,506	677,776	414,637

Operating expenses:
Salaries	165,413	155,437	330,826	310,875
Bonus and profit sharing	—	—	—	1,411,659
Employee benefits	47,699	36,711	100,069	126,222
Directors’ fees	36,374	47,380	71,249	94,755
Professional fees	178,193	86,288	262,195	151,048
Stockholders and office operating	80,725	61,542	147,935	124,036
Insurance	6,258	6,258	17,560	17,518
Corporate development	11,609	16,055	33,317	31,525
Other operating	3,323	2,375	5,283	5,975

	529,594	412,046	968,434	2,273,613
Interest on SBA obligations	77,569	77,570	155,138	155,139

Total operating expenses	607,163	489,616	1,123,572	2,428,752

Net investment loss before income taxes	(258,024)	(269,110)	(445,796)	(2,014,115)

Income tax benefit	(99,403)	(114,564)	(171,911)	(777,591)

Net investment loss	(158,621)	(154,546)	(273,885)	(1,236,524)

Net realized gain on sales and dispositions of investments:
Control investments	—	—	—	13,176,313
Non-Control/Non-Affiliate investments	—	168,140	—	168,140

Net realized gain before income tax expense	—	168,140	—	13,344,453
Income tax expense	—	34,520	—	4,977,481

Net realized gain on investments	—	133,620	—	8,366,972
Net change in unrealized depreciation or appreciation on investments:
Control investments	—	—	—	(11,362,500)
Affiliate investments	(665,675)	(325,000)	(665,675)	(747,800)
Non-Control/Non-Affiliate investments	(52,664)	69,444	(433,308)	69,444

Change in unrealized depreciation or appreciation before income tax benefit	(718,339)	(255,556)	(1,098,983)	(12,040,856)
Deferred income tax benefit	(241,623)	(78,390)	(378,050)	(4,494,796)

Net change in unrealized depreciation or appreciation on investments	(476,716)	(177,166)	(720,933)	(7,546,060)

Net realized and unrealized (loss) gain on investments	(476,716)	(43,546)	(720,933)	820,912

Net decrease in net assets from operations	$(635,337)	$(198,092)	$(994,818)	$(415,612)

Weighted average shares outstanding	6,321,988	6,328,538	6,321,988	6,328,538
Basic and diluted net decrease in net assets from operations per share	$(0.10)	$(0.03)	$(0.16)	$(0.07)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net assets at beginning of period	$32,269,882	$33,636,140	$32,629,363	$33,853,660
Net investment loss	(158,621)	(154,546)	(273,885)	(1,236,524)
Net realized gain on investments	—	133,620	—	8,366,972
Net change in unrealized depreciation or appreciation on investments	(476,716)	(177,166)	(720,933)	(7,546,060)

Net decrease in net assets from operations	(635,337)	(198,092)	(994,818)	(415,612)

Total decrease in net assets	(635,337)	(198,092)	(994,818)	(415,612)

Net assets at end of period	$31,634,545	$33,438,048	$31,634,545	$33,438,048

Accumulated net investment loss	$(1,851,733)	$(1,261,104)	$(1,851,733)	$(1,261,104)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016
Cash flows from operating activities:
Net decrease in net assets from operations	$(994,818)	$(415,612)
Adjustments to reconcile net decrease in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(3,800,000)	(3,898,466)
Proceeds from sale of investments	—	13,969,453
Proceeds from loan repayments	—	416,972
Change in unrealized depreciation or appreciation on investments	1,098,983	12,040,856
Deferred tax benefit	(519,163)	(2,994,272)
Realized gain on portfolio investments	—	(13,344,453)
Depreciation and amortization	15,700	16,692
Original issue discount amortization	(8,395)	(4,998)
Non-cash conversion of debenture interest	(53,294)	(5,051)
Changes in operating assets and liabilities:
Increase in interest receivable	(49,598)	(39,577)
Decrease (increase) in other assets	537,995	(49,113)
(Increase) decrease in prepaid income taxes	(298,630)	65,228
(Decrease) increase in income tax payable	(320,008)	1,417,888
(Decrease) increase in accounts payable and accrued expenses	(160,244)	10,266
(Decrease) increase in profit sharing and bonus payable	(1,138,052)	1,311,659
Increase in deferred revenue	378	34,406

Total adjustments	(4,694,328)	8,947,490

Net cash (used in) provided by operating activities	(5,689,146)	8,531,878

Net (decrease) increase in cash	(5,689,146)	8,531,878
Cash:
Beginning of period	12,280,140	5,844,795

End of period	$6,590,994	$14,376,673

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 48.9% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	1%	$163,000	$282,356	0.9%

Athenex, Inc. NASDAQ: ATNX (e)(g)(o)(p) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 restricted common shares valued at $13.26 per share.	9/8/14	<1%	143,285	614,000	1.9%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company for restaurants. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	0	0.0%

eHealth Global Technologies, Inc. Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	(g) $1,500,000 term note at 10% due September 2, 2019. (n) $2,000,000 term note at 10% due September 28, 2019.	6/28/16	0%	1,500,000	1,500,000	11.1%
				2,000,000	2,000,000

	Total eHealth			3,500,000	3,500,000

Empire Genomics, LLC (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 30, 2018. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $247,715.	6/13/14	0%	900,000	900,000	3.6%
				250,000	250,000

	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g)(m) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,024,203	1,024,203	3.2%
				25	25

	Total GoNoodle			1,024,228	1,024,228

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2017) due January 31, 2018. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests.	10/22/12	4%	1,195,688	945,688	3.0%
				150,000	—
				97,625	—

	Total Mercantile			1,443,313	945,688

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,542,167 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007	2,140,007	6.8%
				5,489	5,489

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc. (e)	9,676 common shares.	10/29/09	4%	—	11,000	9.3%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	(g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.			2,099,999 — 702,732	2,165,999 59,000 702,732

www.rheonix.com
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g)	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.5%
New York, NY. Provides instant analysis of social networks using a proprietary, predictive	1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares.			750,000 500,000	839,648 500,221

analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com
	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	—	—	310,357	—	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$16,052,007	$15,471,799

Affiliate Investments –46.4% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%	$359,000	$359,000	2.1%
Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product)	Membership Units. 1,032,918 Series B Preferred
www.grainful.com	Membership Units.			261,277	291,000

	Total BeetNPath			620,277	650,000

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.5%
ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due July 31, 2017.	4/19/12	7%	661,563	250,000	0.8%
	$280,000 junior term notes at 10% due July 31, 2017.			316,469	—
	Warrant for 41,619 capital securities.			22,000	—

	Total First Wave			1,000,032	250,000

Genicon, Inc.	(g) 1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	12.7%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care)	(g) $2,000,000 promissory note at 8% due May 1, 2020.			1,922,286	1,922,286
www.geniconendo.com	(g) Warrant for 250,000 common shares			80,000	80,000
	(n)$1,000,000 promissory note at 8% due May 1, 2020.			961,111	961,111
	(n) Warrant for 125,000 common shares.			40,000	40,000

	Total Genicon			4,003,397	4,003,397

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.5%

Knoa Software, Inc. (g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018.	11/20/12	7%	750,000	—	1.6%
				479,155	449,455
				48,466	48,466

	Total Knoa			1,277,621	497,921

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. $50,000 subordinated promissory note at 8% due August 31, 2017.	11/13/13	7%	250,000	—	1.7%
				300,000	300,000
				165,001	165,001
				35,000	35,000
				50,000	50,000

	Total KnowledgeVision			800,001	550,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest.	9/24/09	15%	1,904,605	1,904,605	6.0%
				—	—

	Total Microcision			1,904,605	1,904,605

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2018.	12/31/14	7%	375,000	—	0.9%
				300,000	300,000

	Total OnCore			675,000	300,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares.	7/12/13	9%	1,500,000	700,000	6.4%
	274,299 Series A-1 convertible preferred shares.			504,710	504,710
	117,371 Series B convertible preferred shares.			250,000	250,000
	113,636 Series C preferred shares.			175,000	175,000
	369,698 Series C-1 preferred shares.			399,274	399,274

	Total SciAps			2,828,984	2,028,984

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.7%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	— — — —	0.0%

	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services)	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021.	1/20/15	8%	600,000 200,000 200,000	600,000 200,000 200,000	3.2%

www.tilsontech.com
	Total Tilson			1,000,000	1,000,000

Subtotal Affiliate Investments				$19,341,212	$14,691,888

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 95.7%				$35,492,719	$30,263,187
OTHER ASSETS IN EXCESS OF LIABILITIES – 4.3%					1,371,358

NET ASSETS – 100%					$31,634,545

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At June 30, 2017, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

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

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2017, ASC 820 designates 98% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last 3 trading days of the month. Restricted securities are subject to restrictions on resale, and, other than with respect to the shares of common stock of Athenex, Inc. owned by the Corporation, are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation valued the shares of common stock of Athenex using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of June 30, 2017 the total cost of investment securities was approximately $35.5 million. Net unrealized depreciation was approximately ($5.2) million, which was comprised of $2.2 million of unrealized appreciation of investment securities and ($7.4) million of unrealized depreciation of investment securities. At June 30, 2017, the aggregate gross unrealized gain for federal income tax purposes was $2.5 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.9) million. The net unrealized loss for federal income tax purposes was ($4.4) million based on a tax cost of $31.2 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the six months ended June 30, 2017.

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

(n) Rand Capital SBIC II, L.P. investment.

(o) Publicly-traded company.

(p) At June 30, 2017, shares of common stock of Athenex owned by the Corporation were categorized as a Level 2 investment because these shares were subject to restriction on sale as of the end of the period. The Corporation valued the shares of common stock of Athenex that it owns using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction. See Athenex’s publicly disclosed financial reports at sec.gov for additional information on Athenex’s industry, financial results and business operations.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)		Gross Reductions (2)			June 30, 2017 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500		$—		$—		$99,500		$—

	Total Control Investments	$99,500		$0		$0		$99,500		$0

Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units $150,000 convertible promissory note at 8%.	$359,000 — 150,000	$	— 291,000 —	$	— — 150,000		$359,000 291,000 0	$	— — 4,800

	Total BeetNPath	509,000		291,000		150,000		650,000		4,800

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000		—		—		1,100,000		99,373

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000		—		—		200,000		—

First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 — —		— — —		— — —		250,000 — —		— — —

	Total First Wave	250,000		—		—		250,000		—

Genicon, Inc.

1,586,902 Series B preferred shares.

$1,100,000 senior term loans at 12%.

$600,000 term loan at 14%.

$2,000,000 promissory note at 8%

$1,000,000 promissory note at 8%

Warrant for 250,000 common shares

Warrant for 125,000 common shares

		1,000,000 1,100,000 600,000 — — — —		— — — 2,002,286 1,001,111 80,000 40,000		— (1,100,000 (600,000 (80,000 (40,000 — —	) ) ) )	1,000,000 — — 1,922,286 961,111 80,000 40,000		— 50,234 32,200 32,425 10,805 —

	Total Genicon	2,700,000		3,123,397		(1,820,000)		4,003,397		125,664

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314		—		—		424,314		—

G-TEC Natural Gas Systems	16.930% Class A membership interest. 8% cumulative dividend.	100,000		—		—		100,000		—

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000		—		—		780,000		—

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	— 449,455 48,466		— — —		— — —		— 449,455 48,466		— — 1,939

	Total Knoa	497,921		—		—		497,921		1,939

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. $50,000 subordinated promissory note at 8% Warrant for 46,743 Series A-3 shares.	— 300,000 165,001 — 35,000		— — — 50,000 —		— — — — —		— 300,000 165,001 50,000 35,000		— — — 1,732 —

	Total Knowledge Vision	500,001		50,000		—		550,001		1,732

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477		—		—		351,477		—

Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964		12,641		—		1,904,605		113,820

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841		—		—		22,841		1,000

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	— 300,000		— —		— —		— 300,000		— 14,088

	Total OnCore	300,000		—		—		300,000		14,088

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)		June 30, 2017 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.

187,500 Series A convertible preferred shares.

274,299 Series A-1 convertible preferred shares.

117,371 Series B convertible preferred shares.

113,636 Series C preferred shares.

369,698 Series C-1 preferred shares.

$200,000 subordinated promissory note at 10%.

$100,000 secured subordinated convertible note at 10%.

		1,000,000 504,710 250,000 — — 200,000 100,000	— — — 175,000 399,274 — —	(300,000 — — — — (200,000 (100,000	) ) )	700,000 504,710 250,000 175,000 399,274 — —	— — — — — 4,731 2,376

	Total SciAps	2,054,710	574,274	(600,000)		2,028,984	7,107

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	6,024

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	— 200,000 91,200 104,198	— — — —	— (200,000 (91,200 (104,198	) ) )	— — — —	— — — —

	Total Teleservices	395,398	—	(395,398)		—	—

Tilson Technology Management, Inc.	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8%.	600,000 200,000 200,000	— — —	— — —		600,000 200,000 200,000	10,000 — 7,934

	Total Tilson	1,000,000	—	—		1,000,000	17,934

	Total Affiliate Investments	$13,605,974	$4,051,312	($2,965,398)		$14,691,888	$393,481

	Total Control and Affiliate Investments	$13,705,474	$4,051,312	($2,965,398)		$14,791,388	$393,481

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2017 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2017
Healthcare	41.1%
Software	23.8%
Manufacturing	20.6%
Consumer Product	4.9%
Professional Services	3.3%
Contact Center	3.1%
Oil and Gas	1.7%
Electronics	1.2%
Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 42.3% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017.	6/13/14	0%	900,000	900,000	3.5%
	$250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $200,339.			250,000	250,000

	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)).	2/6/15	<1%	1,019,101	1,019,101	3.1%
	Warrant for 47,324 Series C Preferred shares.			25	25

	Total GoNoodle			1,019,126	1,019,126

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017.	10/22/12	4%	1,090,690	1,090,690	3.3%
	(e) $150,000 subordinated debenture at 8% due June 30, 2018.			150,000	—
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			97,625	—

	Total Mercantile			1,338,315	1,090,690

Outmatch Holdings, LLC (e)(g)	2,446,199 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.6%
(Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	109,788 Class C1 Units.			5,489	5,489

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	— 2,099,999 — 702,732	11,000 2,165,999 59,000 702,732	9.0%

www.rheonix.com	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares.	4/5/13	4%	500,000 750,000 500,000	731,431 839,648 500,221	6.3%

analytic algorithm to optimize advertising and	Total Social Flow			1,750,000	2,071,300

publishing. (Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	—	—	310,357	—	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$13,941,907	$13,795,007

Affiliate Investments – 41.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred	10/20/14	9%	$359,000	$359,000	1.6%
	Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017.			150,000	150,000

	Total BeetNPath			509,000	509,000

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.4%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for	$500,000 senior term notes at 10% due January 31, 2017. $280,000 junior term notes at 10% due	4/19/12	7%	661,563	250,000	0.8%
nursing homes and medical institutions. (Health Care)	January 31, 2017. Warrant for 41,619 capital securities.			316,469 22,000	— —

www.firstwaveproducts.com	Total First Wave			1,000,032	250,000

Genicon, Inc. (g)	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	8.3%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation.	$1,100,000 promissory note at 12% due April 1, 2019.			1,100,000	1,100,000
(Health Care) www.geniconendo.com	$600,000 promissory note at 14% due March 31, 2018.			600,000	600,000

	Total Genicon			2,700,000	2,700,000

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018.	11/20/12	7%	750,000 479,155 48,466	— 449,455 48,466	1.5%

	Total Knoa			1,277,621	497,921

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	— 300,000 165,001 35,000	1.5%

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest.	9/24/09	15%	1,891,964 —	1,891,964 —	5.8%

	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017.	12/31/14	7%	375,000 300,000	— 300,000	0.9%

	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017.	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000	1,000,000 504,710 250,000 200,000 100,000	6.3%

	Total SciAps			2,554,710	2,054,710

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	— 200,000 91,200 104,198	1.2%

	Total Teleservices			1,636,078	395,398

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021.	1/20/15	8%	600,000 200,000	600,000 200,000	3.1%

				200,000	200,000

	Total Tilson			1,000,000	1,000,000

Subtotal Affiliate Investments				$17,589,623	$13,605,974

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 84.3%				$31,631,030	$27,500,481
OTHER ASSETS IN EXCESS OF LIABILITIES – 15.7%					5,128,882

NET ASSETS – 100%					$32,629,363

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares. Total Rheonix	11,000 2,165,999 59,000 702,732	— — — —	(11,000 (2,165,999 (59,000 (702,732	) ) ) )	— — — —	— — — —

	Total Rheonix	2,938,731	—	(2,938,731)		—	—

SciAps, Inc.

187,500 Series A convertible preferred shares.

274,299 Series A-1 convertible preferred shares.

117,371 Series B preferred shares.

$200,000 subordinated promissory note at 10%.

$100,000 secured subordinated convertible note at 10%.

		1,000,000 504,710 250,000 — —	— — — 200,000 100,000	— — — — —		1,000,000 504,710 250,000 200,000 100,000	— — — 14,611 2,555

	Total SciAps	1,754,710	300,000	—		2,054,710	17,166

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	13,464

Statisfy, Inc.	65,000 Series seed preferred shares. Warrant for 1,950,000 Series seed preferred shares.	20,968 629,032	— —	(20,968 (629,032	) )	— —	— —

	Total Statisfy	650,000	—	(650,000)		—	—

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	— 1,190,680 91,200 104,198	— — — —	— (990,680 — —)		— 200,000 91,200 104,198	— — —

	Total Teleservices	1,386,078	—	(990,680)		395,398	—

Tilson Technology Management, Inc.	12 Series B preferred shares. 21,390 Series C convertible preferred shares. $200,000 subordinated promissory note at 8%.	600,000 — —	— 200,000 200,000	— — —		600,000 200,000 200,000	16,250 — 4,164

	Total Tilson	600,000	400,000	—		1,000,000	20,414

	Total Affiliate Investments	$14,662,219	$4,228,466	($5,284,711)		$13,605,974	$598,620

	Total Control and Affiliate Investments	$28,578,691	$4,228,466	($19,101,683)		$13,705,474	$612,448

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2016
Healthcare	32.6%
Software	27.3%
Manufacturing	22.7%
Contact Center	5.4%
Consumer Product	4.9%
Professional Services	3.6%
Oil and Gas	1.8%
Electronics	1.3%
Marketing	0.4%

Total Investments	100%

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

Responding to our request submitted during 2016, the SBA issued a “green light” or “go forth” letter authorizing Rand to continue its application process to obtain a license to form and operate a second SBIC subsidiary. The application for the new SBIC fund was filed with the SBA in April 2017 and is currently under review by the SBA. We expect our new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary. Under the SBA’s pre-licensing approval protocols, we have begun investing from this second fund.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status
DEF-14A	2017 Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
Form 10-Q	Quarterly Report on Form 10-Q for the quarter period ended March 31, 2017

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its two wholly-owned SBIC subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of SBA Debentures – In March 2017, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.845%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.649%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Revenue Recognition – Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

The Corporation may hold preferred equity securities that contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, if declared and deemed collectible, and any dividends in arrears are added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Revenue Recognition – Fee Income – Consists of amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $14,621 and $9,096 for the six months ended June 30, 2017 and 2016, respectively. The board fees were $1,000 and $2,000 for the six months ended June 30, 2017 and 2016, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $8,395 and $4,998 in OID income for the six months ended June 30, 2017 and 2016. OID income is estimated to be approximately $25,000 for the remainder of 2017.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $13,700 for each of the six months ended June 30, 2017 and 2016. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $27,000 per year.

SBA Debenture – The Corporation had $8,000,000 in outstanding SBA debentures at June 30, 2017 and December 31, 2016 with a weighted average interest rate of 3.54% as of June 30, 2017. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information – Income taxes paid during the six months ended June 30, 2017 and 2016, net of refunds, was $587,840 and $1,216,250, respectively. Interest paid during the six months ended June 30, 2017 and 2016 was $140,275 and $141,050, respectively. The Corporation converted $53,294 and $5,051 of interest receivable into investments during the six months ended June 30, 2017 and 2016, respectively.

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

Stockholders’ Equity (Net Assets) – At June 30, 2017 and December 31, 2016, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 19, 2016, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 19, 2017 at prices that are no greater than the then current net asset value. No shares were repurchased during the six months ended June 30, 2017 or June 30, 2016. At June 30, 2017, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan – In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2017, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the six months ended June 30, 2017. The Corporation had accrued $1,411,659 under the Plan for the six months ended June 30, 2016. Estimated payroll taxes and benefits on the profit sharing under the Plan were also accrued at June 30, 2016. The amounts accrued did not exceed the defined limits under the Plan. At December 31, 2016, the Corporation’s final approved and accrued amount was $1,270,052 under the Plan, of which $1,138,052 was paid during the six months ended June 30, 2017.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no new uncertain tax positions recorded at June 30, 2017.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties related to tax expense for the six months ended June 30, 2017 or 2016.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At June 30, 2017, Genicon, Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Rheonix, Inc. (Rheonix), Outmatch (formerly Chequed Holdings, LLC) (Outmatch) and Social Flow, Inc. (Social Flow) represented 13%, 12%, 10%, 7% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of June 30, 2017. The Corporation did have one portfolio company, Athenex, that completed an Initial Public Offering during the second quarter of 2017 and the shares of the common stock of Athenex, owed by the Corporation, were categorized as a Level 2 investment because these shares were subject to restriction on sale as of the end of the period. The Corporation valued the common stock of Athenex stock that it owns using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2017:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$945,688	$—	$2,071,325	$5,866,583	$—	$—	$7,937,908

Non-Control/Non-Affiliate Debt	—	—	5,674,203	—	—	300,000	6,919,891

Total Non-Control/Non-Affiliate	945,688	—	7,745,528	5,866,583	—	300,000	14,857,799

Affiliate Equity	1,628,348	22,841	3,078,440	3,405,791	120,000	800,000	9,055,420

Affiliate Debt	1,904,605	—	648,466	2,883,397	—	200,000	5,636,468

Total Affiliate	3,532,953	22,841	3,726,906	6,289,188	120,000	1,000,000	14,691,888

Control Equity	—	—	99,500	—	—	—	99,500

Control Debt	—	—	—	—	—	—	—

Total Control	—	—	99,500	—	—	—	99,500

Total Level 3 Investments	$4,478,641	$22,841	$11,571,934	$12,155,771	$120,000	$1,300,000	$29,649,187

Range	4.8X-6.7X	1X	0.5X-10.3X	Not Applicable	Not Applicable	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Exercise Price	Asset Value

Weighted Average	5.9X	1X	3.1X	Not Applicable	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2017:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	9,006,359	—	—	9,006,359
Equity investments	17,706,828	—	614,000	17,092,828

Total	$30,263,187	$—	$614,000	$29,649,187

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,700,221	—	—	6,700,221
Equity investments	17,600,260	—	—	17,600,260

Total	$27,500,481	$—	$—	$27,500,481

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the quarter ended June 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481
Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
Athenex, Inc. (Athenex)	—	—	197,336	197,336
BeetNPath, LLC (Beetnpath)	—	—	29,723	29,723
City Dining Cards, Inc. (Loupe)	—	—	(500,000)	(500,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)
SciAps, Inc. (Sciaps)	—		(300,000)	(300,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—		(395,398)	(395,398)

Total Unrealized Gains and Losses	—	(250,000)	(848,983)	(1,098,983)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Beetnpath	—	100,000	11,277	111,277
eHealth Global Technologies, Inc. (eHealth)	2,000,000	—	—	2,000,000
Genicon, Inc. (Genicon)	300,000	883,397	120,000	1,303,397
GoNoodle, Inc. (GoNoodle)	—	5,102	—	5,102
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—	—	50,000
Mercantile	—	104,998	—	104,998
Microcision LLC (Microcision)	—	12,641	—	12,641
Sciaps	—	—	274,274	274,274

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,350,000	1,106,138	405,551	3,861,689

Transfers within Level 3	(2,000,000)	1,450,000	550,000	—
Transfers out of Level 3	—	—	(614,000)	(614,000)

Ending Balance, June 30, 2017, of Level 3 Assets	$3,550,000	$9,006,359	$17,092,828	$29,649,187

Change in unrealized depreciation on investments for the period included in changes in net assets				$(1,296,319)
Net realized gain on investments for the period included in changes in net assets				$—

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400
Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	13,176,313	13,176,313

Total Realized Gains	—	—	13,176,313	13,176,313
Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Gemcor	—	—	(11,362,500)	(11,362,500)
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
Statisfy, Inc. (Statisfy)	—	—	(325,000)	(325,000)

Total Unrealized Gains and Losses	—	—	(12,040,856)	(12,040,856)
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,100,000	—	—	1,100,000
GoNoodle, Inc. (GoNoodle)	—	5,051	—	5,051
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	4,998	—	4,998
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000
SciAps, Inc. (Sciaps)	—	200,000	—	200,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,600,000	1,108,515	200,000	3,908,515
Repayments and Sale of Securities:
Gemcor	(416,972)	—	(13,801,313)	(14,218,285)

Total Repayments and Sale of Securities	(416,972)	—	(13,801,313)	(14,218,285)

Ending Balance, June 30, 2016, of Level 3 Assets	$2,600,000	$6,185,147	$18,872,940	$27,658,087

Change in unrealized appreciation on investments for the period included in changes in net assets				$(12,040,856)
Net realized gain on investments for the period included in changes in net assets				$13,344,453

NOTE 4. OTHER ASSETS

At June 30, 2017 and December 31, 2016, other assets was comprised of the following:

	June 30, 2017 (Unaudited)	December 31, 2016
Escrow receivable from Gemcor II LLC (Gemcor)	$550,000	$1,100,000
Prepaid expenses	53,227	6,758
Dividend receivable	—	34,101
Equipment (net)	4,523	6,523
Operating receivables	764	1,126

Total other assets	$608,514	$1,148,508

During the first quarter of 2016, Gemcor II, LLC sold its assets, and $1,100,000 of the proceeds were held in escrow, subject to potential claims. During the first quarter of 2017, $550,000 of the Gemcor escrow receivable was released and the remainder is expected to be released during 2017.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of June 30, 2017.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	June 30, 2017 (Unaudited)	December 31, 2016
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(158,527)	(172,227)

Debentures guaranteed by the SBA, net	$7,841,473	$7,827,773

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six months ended June 30, 2017 (Unaudited)	Year ended December 31, 2016
Income from investment operations (1):
Investment income	$0.11	$0.16
Operating expenses	0.18	0.54

Investment loss before income taxes	(0.07)	(0.38)
Income tax benefit	(0.03)	(0.13)

Net investment loss	(0.04)	(0.25)
Net realized and unrealized (loss) gain on investments	(0.12)	0.06

Decrease in net asset value	(0.16)	(0.19)
Net asset value, beginning of period	5.16	5.35

Net asset value, end of period	$5.00	$5.16

Per share market price, end of period	$2.79	$3.16

Total return based on market value	(11.7%)	(16.1%)
Total return based on net asset value	(3.05%)	(3.62%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	3.50%	10.23%
Ratio of operating expenses including income taxes to average net assets	1.79%	8.48%
Ratio of net investment loss to average net assets	(0.85%)	(3.62%)
Portfolio turnover	13.2%	18.4%
Net assets, end of period	$31,634,545	$32,629,363
Weighted shares outstanding, end of period	6,321,988	6,325,792

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are an internally managed investment company that lends to and invests in small companies. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated thereunder. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which is our first small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002.

Responding to our request submitted during 2016, the U.S. Small Business Administration (SBA) issued a “green light” or “go forth” letter authorizing Rand to continue our application process to obtain a license to form and operate a second SBIC subsidiary and create a new SBIC fund. We filed our application for our second SBIC fund in April 2017 and it is currently under review by the SBA. We funded this new SBIC with $7.5 million of our cash and combined with $15 million of expected SBA leverage will create a new $22.5 million SBIC fund. We also expect our new SBIC subsidiary will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary. Under the SBA’s pre-licensing approval protocols, we have begun investing from this second fund.

Outlook

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

Financial Condition

Overview:	6/30/17	12/31/16	(Decrease)	% (Decrease)
Total assets	$39,819,487	$42,418,530	$(2,599,043)	(6.1%)
Total liabilities	8,184,942	9,789,167	(1,604,225)	(16.4%)

Net assets	$31,634,545	$32,629,363	$(994,818)	(3.0%)

Net asset value per share (NAV) was $5.00 at June 30, 2017 and $5.16 at December 31, 2016.

Our gross outstanding SBA debentures at June 30, 2017 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 21% of net assets at June 30, 2017 as compared to 38% at December 31, 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	6/30/17	12/31/16	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$35,492,719	$31,631,030	$3,861,689	12.2%
Unrealized depreciation, net	(5,229,532)	(4,130,549)	(1,098,983)	(26.6%)

Investments at fair value	$30,263,187	$27,500,481	$2,762,706	10.0%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 96% of net assets at June 30, 2017 versus 84% of net assets at December 31, 2016.

The change in investments during the six months ended June 30, 2017, at cost, is comprised of the following:

New investments:	Cost Increase (Decrease)
eHealth Global Technologies, Inc. (eHealth)	$2,000,000
Genicon, Inc. (Genicon)	1,300,000
SciAps, Inc. (Sciaps)	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	100,000
BeetNPath, LLC (Beetnpath)	100,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000

Total of new investments	3,800,000
Other changes to investments:
Sciaps interest conversion	24,274
Microcision LLC (Microcision) interest conversion	12,641
Beetnpath interest conversion	11,277
GoNoodle, Inc. (GoNoodle) interest conversion	5,102
Mercantile OID amortization	4,998
Genicon OID amortization	3,397

Total of other changes to investments	61,689

Net change in investments, at cost	$3,861,689

Results of Operations

Investment Income

On a long-term basis, our investment objective is to realize capital appreciation on our equity investments while investing in a mixture of loan, debenture and equity instruments. Our near-term focus is to provide a current return on a portion of the investment portfolio to cover our expenses.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	June 30, 2017	June 30, 2016	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$523,731	$301,035	$222,696	74.0%
Interest from other investments	17,834	21,709	(3,875)	(17.8%)
Dividend and other investment income	120,590	80,797	39,793	49.3%
Fee income	15,621	11,096	4,525	40.8%

Total investment income	$677,776	$414,637	$263,139	63.5%

Interest from portfolio companies – Interest from portfolio companies was 74% higher during the first six months of 2017 versus the same period in 2016 due to several investments made in the form of debt instruments in 2016 and 2017. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments – The decrease in interest from other investments is primarily due to lower average cash balances during the six months ended June 30, 2017 versus the same period in 2016.

Dividend and other investment income – Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective periods were:

	June 30, 2017	June 30, 2016
Carolina Skiff LLC (Carolina Skiff)	$99,373	$63,583
Tilson Technology Management, Inc. (Tilson)	10,000	3,750
SOMS Technologies, LLC (SOMS)	6,024	13,464
Empire Genomics LLC (Empire Genomics)	5,193	—

Total dividend and other investment income	$120,590	$80,797

Fee income – Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of Rand SBIC financings and income from portfolio company board attendance fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $14,621 and $9,096 for the six months ended June 30, 2017 and 2016, respectively. The income from board fees was $1,000 and $2,000 for the six months ended June 30, 2017 and 2016, respectively.

Operating Expenses

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	June 30, 2017	June 30, 2016	Decrease	% Decrease
Total operating expenses	$1,123,572	$2,428,752	$(1,305,180)	(53.7%)

Operating expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses including stockholder and office operating expenses and professional fees.

The decrease in operating expenses during the six months ended June 30, 2017 versus the same period in 2016 was primarily caused by a decrease of $1,411,659 in bonus and profit sharing expense. However, we incurred higher professional fees during the six months ended June 30, 2017 that were associated with the formation of our new SBIC fund.

Gemcor II, LLC (Gemcor), previously our largest portfolio company in terms of fair value, sold its assets in March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding an escrow receivable, and realized a gain, before income taxes, of approximately $13.2 million from the sale. Related to this sale, we expensed $1,411,659 under our Profit Sharing Plan during the six months ended June 30, 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the six months ended June 30, 2017.

Realized Gains and Losses on Investments

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	June 30, 2017	June 30, 2016	Decrease
Realized gain on investments before income taxes	$—	$13,344,453	$(13,344,453)

There were no realized gains or losses during the six months ended June 30, 2017.

During the six months ended June 30, 2016, our portfolio company Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of approximately $13.8 million, excluding an escrow receivable, and recognized a realized gain, before income taxes, of $13.2 million from the sale. In addition, we recorded a realized gain of $168,140 during the second quarter of 2016 from an earn out provision in connection with the 2014 sale of QuaDPharma, LLC to Athenex, Inc.

Change in Unrealized Depreciation or Appreciation of Investments

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

	June 30, 2017	June 30, 2016	Increase
Change in unrealized depreciation or appreciation before income taxes	$(1,098,983)	$(12,040,856)	$10,941,873

The change in unrealized depreciation, before income taxes, for the six months ended June 30, 2017 was comprised of the following:

June 30, 2017
City Dining Cards, Inc. (Loupe)	$(500,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
SciAps, Inc. (Sciaps)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(250,000)
Athenex, Inc. (Athenex)	197,336
ACV Auctions, Inc. (ACV)	119,356
BeetNPath, LLC (Beetnpath)	29,723

Total change in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2017	$(1,098,983)

The valuations of our investments in Loupe, Mercantile and Teleservices were decreased after we reviewed each portfolio company and its current and projected financial condition and determined that a valuation adjustment was necessary.

The valuation of Sciaps was decreased to revalue our equity holdings based upon the liquidation preferences of our securities as compared to the most recent equity round of financing completed by Sciaps.

In accordance with our valuation policy, we increased the value of our investments in ACV and Beetnpath based on a significant equity financing by a new non-strategic outside entity.

Athenex completed an Initial Public Offering (IPO) during the second quarter of 2017 and its shares of common stock are now publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. We hold 46,296 shares of the common stock of Athenex and valued these shares using the three day average bid price for the last three trading days of the reporting period, which was then discounted due to restrictions on the sale of the shares.

The decrease in unrealized appreciation before income taxes for the six months ended June 30, 2016 was comprised of the following:

June 30, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	$(11,362,500)
Knoa Software, Inc. (Knoa)	(422,800)
Statisfy, Inc. (Statisfy)	(325,000)
Athenex, Inc. (Athenex)	69,444

Total change in net unrealized appreciation of investments before income taxes during the six months ended June 30, 2016	$(12,040,856)

During March of 2016, our portfolio company, Gemcor II, LLC sold its assets and accordingly, we received gross cash proceeds of approximately $13.8 million and recognized a realized gain, before income taxes, of approximately $13.2 million. As of June 30, 2016 and 2017, we continue to own 31% of Gemcor II, LLC, which is the entity that sold substantially all of its assets. After the asset sale, a contingent escrow remains on the books of Gemcor, which we valued at $1,412,500. A plan of liquidation of Gemcor II, LLC was agreed to by all members of the limited liability company, and this escrow was released and a gain realized during the third quarter of 2016.

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

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net decrease in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2017 and 2016, the net decrease in net assets from operations was ($994,818) and ($415,612), respectively.

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

As of June 30, 2017, our total liquidity consisted of approximately $6.6 million in cash on hand.

Net cash used by operating activities has averaged approximately $1,300,000 over the last three years. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of June 30, 2017, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We received authorization from the SBA during the fourth quarter of 2016 to file a formal application to form and operate our second SBIC subsidiary and start a new SBIC fund. We capitalized the new SBIC fund with $7.5 million of cash on hand during April 2017 and, if our application is approved by the SBA, we anticipate a debt commitment from the SBA equal to two times our equity capital investment, or $15 million, for a total fund size of $22.5 million.

We believe that the cash on hand at June 30, 2017 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2017. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of June 30, 2017, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2017 – 4/30/2017	—	—	—	458,954
5/1/2017 – 5/31/2017	—	—	—	458,954
6/1/2017 – 6/30/2017	—	—	—	458,954
(1)	There were no shares repurchased during the first quarter of 2017.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 19, 2016, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 19, 2017.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a) (1) and (a) (2) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997 (File No. 333-25617).

(3)(ii)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the Securities and Exchange Commission on November 2, 2016 (File No. 814-00235).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (d) (1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997 (File No. 333-25617).

(31.1)	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(31.2)	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

(32.1)	Section 1350 Certifications – Rand Capital Corporation – furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2017

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer