Form 10-Q
period 2017-09-30
RAND CAPITAL CORP
filed 2017-11-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS
Investments at fair value:
Control investments (cost of $99,500)	$99,500	$99,500
Affiliate investments (cost of $19,356,165 and $17,589,623, respectively)	14,706,841	13,605,974
Non-Control/Non-Affiliate investments (cost of $16,358,555 and $13,941,907, respectively)	15,889,347	13,795,007

Total investments, at fair value (cost of $35,814,220 and $31,631,030, respectively)	30,695,688	27,500,481
Cash	6,373,128	12,280,140
Interest receivable (net of allowance: $161,000)	202,562	324,237
Deferred tax asset	1,708,081	1,165,164
Prepaid income taxes	266,935	—
Other assets	584,010	1,148,508

Total assets	$39,830,404	$42,418,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA, net	$7,848,323	$7,827,773
Profit sharing and bonus payable	132,000	1,270,052
Accounts payable and accrued expenses	114,365	324,537
Deferred revenue	43,240	46,797
Income tax payable	—	320,008

Total liabilities	8,137,928	9,789,167

Commitments and contingencies (See Note 5)

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 at 9/30/17 and 12/31/16	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,876,712)	(1,577,848)
Undistributed net realized gain on investments	27,127,054	27,127,054
Net unrealized depreciation on investments	(3,356,854)	(2,718,831)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $5.01 at 9/30/17; $5.16 at 12/31/16)	31,692,476	32,629,363

Total liabilities and stockholders’ equity (net assets)	$39,830,404	$42,418,530

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Investment income:
Interest from portfolio companies:
Control investments	$—	$—	$—	$11,828
Affiliate investments	142,247	113,643	416,247	273,218
Non-Control/Non-Affiliate investments	167,675	110,395	417,406	240,027

Total interest from portfolio companies	309,922	224,038	833,653	525,073

Interest from other investments:
Non-Control/Non-Affiliate investments	6,348	11,974	24,182	33,683

Total interest from other investments	6,348	11,974	24,182	33,683

Dividend and other investment income:
Affiliate investments	74,408	69,010	189,805	149,807
Non-Control/Non-Affiliate investments	2,405	3,011	7,598	3,011

Total dividend and other investment income	76,813	72,021	197,403	152,818

Fee income:
Control investments	—	—	—	2,000
Affiliate investments	2,166	2,083	6,250	3,945
Non-Control/Non-Affiliate investments	1,770	5,770	13,307	13,004

Total fee income	3,936	7,853	19,557	18,949

Total investment income	397,019	315,886	1,074,795	730,523

Expenses:
Salaries	165,413	155,437	496,239	466,312
Bonus and profit sharing	—	—	—	1,411,659
Employee benefits	38,454	38,730	138,523	164,952
Directors’ fees	36,374	47,380	107,623	142,135
Professional fees	48,433	86,938	310,628	237,986
Stockholders and office operating	45,355	50,846	193,290	174,882
Insurance	8,058	8,358	25,618	25,876
Corporate development	16,621	17,794	49,938	49,319
Other operating	2,772	3,495	8,055	9,470

	361,480	408,978	1,329,914	2,682,591
Interest on SBA obligations	77,568	77,570	232,706	232,709

Total expenses	439,048	486,548	1,562,620	2,915,300

Net investment loss before income taxes	(42,029)	(170,662)	(487,825)	(2,184,777)
Income tax benefit	(17,050)	(55,934)	(188,961)	(833,525)

Net investment loss	(24,979)	(114,728)	(298,864)	(1,351,252)

Net realized gain on sales and dispositions of investments:
Control investments	—	1,412,500	—	14,588,813
Non-Control/Non-Affiliate investments	—	—	—	168,140

Net realized gain before income tax expense	—	1,412,500	—	14,756,953
Income tax expense	—	526,862	—	5,504,343

Net realized gain on investments	—	885,638	—	9,252,610
Net change in unrealized (depreciation) or appreciation on investments:
Control investments	—	(1,412,500)	—	(12,775,000)
Affiliate investments	—	(666,011)	(665,675)	(1,413,811)
Non-Control/Non-Affiliate investments	111,000	—	(322,308)	69,444

Change in unrealized depreciation or appreciation before income tax expense (benefit)	111,000	(2,078,511)	(987,983)	(14,119,367)
Deferred income tax expense (benefit)	28,090	(736,301)	(349,960)	(5,231,097)

Net change in unrealized depreciation or appreciation on investments	82,910	(1,342,210)	(638,023)	(8,888,270)

Net realized and unrealized gain (loss) on investments	82,910	(456,572)	(638,023)	364,340

Net increase (decrease) in net assets from operations	$57,931	($571,300)	($936,887)	($986,912)

Weighted average shares outstanding	6,321,988	6,325,299	6,321,988	6,327,074
Basic and diluted net increase (decrease) in net assets from operations per share	$0.01	($0.09)	($0.15)	($0.16)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net assets at beginning of period	$31,634,545	$33,438,048	$32,629,363	$33,853,660

Net investment loss	(24,979)	(114,728)	(298,864)	(1,351,252)
Net realized gain on investments	—	885,638	—	9,252,610
Net change in unrealized depreciation or appreciation on investments	82,910	(1,342,210)	(638,023)	(8,888,270)

Net increase (decrease) in net assets from operations	57,931	(571,300)	(936,887)	(986,912)
Purchase of treasury shares	—	(21,614)	—	(21,614)

Total increase (decrease) in net assets	57,931	(592,914)	(936,887)	(1,008,526)

Net assets at end of period	$31,692,476	$32,845,134	$31,692,476	$32,845,134

Accumulated net investment loss	($1,876,712)	($1,375,832)	($1,876,712)	($1,375,832)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Cash flows from operating activities:
Net decrease in net assets from operations	($936,887)	($986,912)
Adjustments to reconcile net decrease in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(3,900,000)	(5,883,012)
Proceeds from sale of investments	—	14,313,203
Proceeds from loan repayments	—	416,972
Change in unrealized depreciation or appreciation on investments	987,983	14,119,367
Change in deferred tax benefit	(542,917)	(3,448,438)
Realized gain on portfolio investments	—	(14,756,953)
Depreciation and amortization	23,550	25,034
Original issue discount accretion	(21,085)	(7,497)
Non-cash conversion of debenture interest	(262,105)	(16,711)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	121,675	(97,299)
Decrease in other assets	561,499	61,484
(Increase) decrease in prepaid income taxes	(266,935)	65,228
(Decrease) increase in income tax payable	(320,008)	826,983
Decrease in accounts payable and accrued expenses	(210,173)	(85,678)
(Decrease) increase in profit sharing and bonus payable	(1,138,052)	1,311,659
(Decrease) increase in deferred revenue	(3,557)	27,553

Total adjustments	(4,970,125)	6,871,895

Net cash (used in) provided by operating activities	(5,907,012)	5,884,983

Cash flows from financing activities:
Purchase of treasury shares	—	(21,614)

Net cash used in financing activities	—	(21,614)

Net (decrease) increase in cash	(5,907,012)	5,863,369
Cash:
Beginning of period	12,280,140	5,844,795

End of period	$6,373,128	$11,708,164

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 50.1% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	1%	$163,000	$282,356	0.9%

Athenex, Inc. NASDAQ: ATNX (e)(g)(o)(p) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 restricted common shares valued at $15.66 per share.	9/8/14	<1%	143,285	725,000	2.3%

Centivo Corporation (e)(n) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care)	$100,000 convertible unsecured note at 2% due February 1, 2019.	7/5/17	0%	100,000	100,000	0.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company for restaurants. (Software)	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	0	0.0%

eHealth Global Technologies, Inc. Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	(g) $1,500,000 term note at 10% due September 2, 2019. (n) $2,000,000 term note at 10% due September 28, 2019. Total eHealth	6/28/16	0%	1,500,000 2,000,000 3,500,000	1,500,000 2,000,000 3,500,000	11.0%

Empire Genomics, LLC (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,101,489 senior secured convertible term notes at 10% due April 30, 2018. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $51,359. Total Empire	6/13/14	0%	1,101,489 250,000 1,351,489	1,101,489 250,000 1,351,489	4.3%

GoNoodle, Inc. (g)(m) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares. Total GoNoodle	2/6/15	<1%	1,026,763 25 1,026,788	1,026,763 25 1,026,788	3.2%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2017) due January 31, 2018. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $57,490. Total Mercantile	10/22/12	4%	1,198,187 150,000 97,625 1,445,812	948,187 - - 948,187	3.0%

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,542,167 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.8%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares. Total Rheonix	10/29/09	4%	- 2,099,999 - 702,732 2,802,731	11,000 2,165,999 59,000 702,732 2,938,731	9.3%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.5%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.6%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments

				$16,358,555	$15,889,347

Affiliate Investments – 46.5% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. Total BeetNPath	10/20/14	9%	$359,000 261,277 620,277	$359,000 291,000 650,000	2.1%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.5%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due July 31, 2017. $280,000 junior term notes at 10% due July 31, 2017. Warrant for 41,619 capital securities. Total First Wave	4/19/12	7%	661,563 316,469 22,000 1,000,032	250,000 - - 250,000	0.8%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Genicon, Inc. Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	(g) 1,586,902 Series B preferred shares. (g) $2,000,000 promissory note at 8% due May 1, 2020. (g) Warrant for 250,000 common shares. (n) $1,000,000 promissory note at 8% due May 1, 2020. (n) Warrant for 125,000 common shares. Total Genicon	4/10/15	6%	1,000,000 1,929,144 80,000 964,444 40,000 4,013,588	1,000,000 1,929,144 80,000 964,444 40,000 4,013,588	12.7%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	17%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.5%

Knoa Software, Inc. (g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018. Total Knoa	11/20/12	7%	750,000 479,155 48,466 1,277,621	- 449,455 48,466 497,921	1.6%

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. $50,000 subordinated promissory note at 8% payable on demand of majority of noteholders after August 31, 2017. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 50,000 800,001	- 300,000 165,001 35,000 50,000 550,001	1.7%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest. Total Microcision	9/24/09	15%	1,909,367 - 1,909,367	1,909,367 - 1,909,367	6.0%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2018. Total OnCore	12/31/14	7%	375,000 300,000 675,000	- 300,000 300,000	0.9%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. 113,636 Series C preferred shares. 369,698 Series C-1 preferred shares. Total SciAps	7/12/13	9%	1,500,000 504,710 250,000 175,000 399,274 2,828,984	700,000 504,710 250,000 175,000 399,274 2,028,984	6.4%

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.7%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	- - - - -	0.0%

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021. Total Tilson	1/20/15	8%	600,000 200,000 200,000 1,000,000	600,000 200,000 200,000 1,000,000	3.2%

Subtotal Affiliate Investments				$19,356,165	$14,706,841

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 96.9%				$35,814,220	$30,695,688
OTHER ASSETS IN EXCESS OF LIABILITIES – 3.1%					996,788

NET ASSETS – 100%					$31,692,476

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At September 30, 2017, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

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

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2017, ASC 820 designates 98% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and, other than with respect to the shares of common stock of Athenex, Inc. owned by the Corporation, are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. The Corporation valued the shares of common stock of Athenex using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of September 30, 2017 the total cost of investment securities was approximately $35.8 million. Net unrealized depreciation was approximately ($5.1) million, which was comprised of $2.3 million of unrealized appreciation of investment securities and ($7.4) million of unrealized depreciation of investment securities. At September 30, 2017, the aggregate gross unrealized gain for federal income tax purposes was $2.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.9) million. The net unrealized loss for federal income tax purposes was ($4.3) million based on a tax cost of $35.0 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the nine months ended September 30, 2017.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Statement of Financial Position.

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

(n) Rand Capital SBIC II, L.P. investment.

(o) Publicly-traded company.

(p) At September 30, 2017, shares of common stock of Athenex owned by the Corporation were categorized as a Level 2 investment because these shares were subject to restriction on sale as of the end of the period. The Corporation valued the shares of common stock of Athenex that it owns using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction. See Athenex’s publicly disclosed financial reports at sec.gov for additional information on Athenex’s industry, financial results and business operations.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)		Gross Reductions (2)	September 30, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500		$-	$-	$99,500	$-	$-

	Total Control Investments	$99,500		$0	$0	$99,500	-	$0

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units $150,000 convertible promissory note at 8%. Total BeetNPath	$359,000 - 150,000 509,000	$	- 291,000 - 291,000	$- - (150,000) (150,000)	$359,000 291,000 0 650,000	- - - -	$ - - 4,800 4,800

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000		-	-	1,100,000	-	141,372

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000		-	-	200,000	-	-
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities. Total First Wave	250,000 - - 250,000		- - - -	- - - -	250,000 - - 250,000	- - - -	- - - -

Genicon, Inc.

1,586,902 Series B preferred shares.

$1,100,000 senior term loans at 12%.

$600,000 term loan at 14%.

$2,000,000 promissory note at 8%

$1,000,000 promissory note at 8%

Warrant for 250,000 common shares

Warrant for 125,000 common shares

Total Genicon

		1,000,000 1,100,000 600,000 - - - - 2,700,000		- - - 2,009,144 1,004,444 80,000 40,000 3,133,588	- (1,100,000) (600,000) (80,000) (40,000) - - (1,820,000)	1,000,000 - - 1,929,144 964.444 80,000 40,000 4,013,588	- - - - - - - -	- 50,234 32,200 81,088 35,833 - 199,355

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314		-	-	424,314	-	-

G-TEC Natural Gas Systems	16.930% Class A membership interest. 8% cumulative dividend.	100,000		-	-	100,000	-	-

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000		-	-	780,000	-	-

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%. Total Knoa	- 449,455 48,466 497,921		- - - -	- - - -	- 449,455 48,466 497,921	- - - -	- - 2,908 2,908

KnowledgeVision Systems, Inc.

200,000 Series A-1 preferred shares.

214,285 Series A-2 preferred shares.

129,033 Series A-3 preferred shares.

$50,000 subordinated promissory note at 8%

Warrant for 46,743 Series A-3 shares.

Total Knowledge Vision

		- 300,000 165,001 - 35,000 500,001		- - - 50,000 - 50,000	- - - - - -	- 300,000 165,001 50,000 35,000 550,001	- - - - - -	- - - 2,751 - 2,751

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477		-	-	351,477	-	-

Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964		17,403	-	1,909,367	-	170,959

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841		-	-	22,841	-	28,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%. Total OnCore	- 300,000 300,000		- - -	- - -	- 300,000 300,000	- - -	- 21,650 21,650

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)		September 30, 2017 Fair Value	Net Realized Gains (Losses	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.

187,500 Series A convertible preferred shares.

274,299 Series A-1 convertible preferred shares.

117,371 Series B convertible preferred shares.

113,636 Series C preferred shares.

369,698 Series C-1 preferred shares.

$200,000 subordinated promissory note at 10%.

$100,000 secured subordinated convertible note at 10%.

Total SciAps

		1,000,000 504,710 250,000 - - 200,000 100,000 2,054,710	- - - 175,000 399,274 - - 574,274	(300,000 - - - - (200,000 (100,000 (600,000	) ) ) )	700,000 504,710 250,000 175,000 399,274 - - 2,028,984	- - - - - - - -	- - - - - 4,731 2,376 7,107

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-		528,348	-	6,024

Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units. Total Teleservices	- 200,000 91,200 104,198 395,398	- - - - -	- (200,000 ( 91,200 (104,198 (395,398	) ) ) )	- - - - -	- - - - -	- - - - -

Tilson Technology Management, Inc.	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8%. Total Tilson	600,000 200,000 200,000 1,000,000	- - - -	- - - -		600,000 200,000 200,000 1,000,000	- - - -	15,000 - 11,967 26,967

	Total Affiliate Investments	$13,605,974	$4,066,265	($2,965,398)		$14,706,841	-	$612,302

	Total Control and Affiliate Investments	$13,705,474	$4,066,265	($2,965,398)		$14,806,341	-	$612,302

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of another category.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2017 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2017

Healthcare	42.0%

Software	23.5%

Manufacturing	20.3%

Consumer Product	4.8%

Professional Services	3.3%

Contact Center	3.1%

Oil and Gas	1.6%

Electronics	1.1%

Marketing	0.3%

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 42.3% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile auctions for new and used car dealers. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%

Athenex, Inc. (e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%

City Dining Cards, Inc. (Loupe) (e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%

Empire Genomics, LLC (e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017.	6/13/14	0%	900,000	900,000	3.5%
	$250,000 promissory note at 12% due December 31, 2019.			250,000	250,000
	(i) Interest receivable $200,339.
	Total Empire			1,150,000	1,150,000

GoNoodle, Inc. (g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31,	2/6/15	<1%			3.1%
	2020, (1% Payment in Kind (PIK)).			1,019,101	1,019,101
	Warrant for 47,324 Series C Preferred shares.			25	25
	Total GoNoodle			1,019,126	1,019,126

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017.	10/22/12	4%	1,090,690	1,090,690	3.3%
	(e) $150,000 subordinated debenture at 8% due June 30, 2018.			150,000	-
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			97,625	-
	Total Mercantile			1,338,315	1,090,690

Outmatch Holdings, LLC (e)(g)	2,446,199 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.6%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	4%	-	11,000	9.0%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			-	59,000
	(g) 589,420 Series B preferred shares.			702,732	702,732
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.3%
	1,204,819 Series B-1 preferred shares.			750,000	839,648
	717,772 Series C preferred shares.			500,000	500,221
	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.5%

Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$13,941,907	$13,795,007

Affiliate Investments – 41.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%			1.6%
				$359,000	$359,000
	$150,000 convertible promissory note at 8% due September 1, 2017.
				150,000	150,000
	Total BeetNPath			509,000	509,000

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,100,000	3.4%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%			0.6%
				200,000	200,000

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due January 31, 2017.	4/19/12	7%			0.8%
				661,563	250,000
	$280,000 junior term notes at 10% due January 31, 2017.
				316,469	-
	Warrant for 41,619 capital securities.			22,000	-
	Total First Wave			1,000,032	250,000

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	8.3%
	$1,100,000 promissory note at 12% due April 1, 2019.
				1,100,000	1,100,000
	$600,000 promissory note at 14% due March 31, 2018.
				600,000	600,000
	Total Genicon			2,700,000	2,700,000

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest.	8/31/99	18%	400,000	100,000	0.3%
	8% cumulative dividend.

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	7%			1.5%
				750,000	-
	1,876,922 Series B preferred shares.			479,155	449,455
	$48,466 convertible promissory note at 8% due May 9, 2018.			48,466	48,466
	Total Knoa			1,277,621	497,921

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	-	1.5%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024.	9/24/09	15%			5.8%
				1,891,964	1,891,964
	15% Class A common membership interest.			-	-
	Total Microcision			1,891,964	1,891,964

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares.	12/31/14	7%	375,000	-	0.9%
	$300,000 subordinated convertible promissory notes at 6% due January 24, 2017.
				300,000	300,000
	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares.	7/12/13	9%			6.3%
				1,500,000	1,000,000
	274,299 Series A-1 convertible preferred shares.			504,710	504,710
	117,371 Series B convertible preferred shares.			250,000	250,000
	$200,000 subordinated convertible note at 10% due April 8, 2017.			200,000	200,000
	$100,000 secured subordinated convertible note at 10% due December 31, 2017.			100,000	100,000
				2,554,710	2,054,710
	Total SciAps

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SOMS Technologies, LLC (g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	6%	250,000	-	1.2%
	1,000,000 Class C preferred units.			1,190,680	200,000
	80,000 Class D preferred units.			91,200	91,200
	104,198 Class E preferred units.			104,198	104,198
	PIK dividend for Series C and D at 12% and 14%, respectively.

	Total Teleservices			1,636,078	395,398

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares.	1/20/15	8%	600,000	600,000	3.1%
	21,391 Series C convertible preferred shares.			200,000	200,000
	$200,000 subordinated promissory note at 8% due September 28, 2021.			200,000	200,000
	Total Tilson			1,000,000	1,000,000

Subtotal Affiliate Investments				$17,589,623	$13,605,974

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 84.3%				$31,631,030	$27,500,481
OTHER ASSETS IN EXCESS OF
LIABILITIES – 15.7%					5,128,882

NET ASSETS – 100%					$32,629,363

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2016 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:
Advantage 24/7	53% Membership interest.	$99,500	$-	$ -	$99,500	$ -	$ -
LLC
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%.	416,972	-	(416,972)	-	14,620,063	11,828
	31.25 membership units.	13,400,000	-	(13,400,000)	-	-	2,000
	Escrow receivable due from sale of business.	-	-	-	-	-	-
	Total Gemcor	13,816,972	-	(13,816,972)	-	-	13,828

	Total Control Investments	$13,916,472	$0	($13,816,972)	$99,500	14,620,063	$13,828

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership		$-	$ -	$359,000	$-	$ -
	Units.	$359,000	150,000	-	150,000	-	6,477
	$150,000 convertible promissory note at 8%.	-	150,000	-	509,000	-	6,477
	Total BeetNPath	359,000
Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000	500,000	-	1,100,000	-	131,785

ClearView Social,	312,500 Series seed plus preferred shares.	-	200,000	-	200,000	-	-
Inc.
First Wave	$500,000 senior term notes at 10%.	250,000	-	-	250,000	-	834
Products Group,	$280,000 junior term notes at 10%.	-	-	-	-	-	-
LLC	Warrant for 41,619 capital securities.	-	-	-	-	-	-
	Total First Wave	250,000	-	-	250,000	-	834

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	-	-	1,000,000	-	3,028
	$1,100,000 senior term loans at 12%.	-	1,100,000	-	1,100,000	-	109,700
	$600,000 term loan at 14%.	-	600,000	-	600,000	-	28,700
	Total Genicon	1,000,000	1,700,000	-	2,700,000	-	141,428

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-	-

G-TEC Natural Gas	17.845% Class A membership interest. 8%
Systems	cumulative dividend.	100,000	-	-	100,000	-	-

Intrinsiq Materials,	4,161,747 Series A preferred shares.	-	780,000	-	780,000	-	-
Inc.	$95,000 convertible promissory note at 8%.	95,000	-	(95,000)	-	-	6,689
	Total Intrinsiq	95,000	780,000	(95,000)	780,000	-	6,689

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	381,503	-	(381,503)	-	-	-
	1,876,922 Series B preferred shares.	490,752	-	(41,297)	449,455	-	-
	$48,466 convertible promissory note at 8%.	-	48,466	-	48,466	-	2,499
	Total Knoa	872,255	48,466	(422,800)	497,921	-	2,499

KnowledgeVision	200,000 Series A-1 preferred shares.	-	-	-	-		-
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	-	-	300,000	-	-
	129,033 Series A-3 preferred shares.	165,001	-	-	165,001	-	-
	Warrant for 46,743 Series A-3 shares.	35,000	-	-	35,000	-	-
	Total Knowledge Vision	500,001	-	-	500,001	-	-

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 subordinated promissory note at
	11%.	1,891,964	-	-	1,891,964	-	211,269
	15% Class A common membership interest.	-	-	-	-	-	-
	Total Microcision	1,891,964	-	-	1,891,964	-	211,269

New Monarch	22.84 common shares.	22,841	-	-	22,841	-	29,409
Machine Tool, Inc.

OnCore Golf	150,000 Series AA preferred shares.	187,500	-	(187,500)	-	-	-
Technology, Inc.	$300,000 subordinated convertible promissory
	notes at 6%.	150,000	150,000	-	300,000	-	17,186
	Total OnCore	337,500	150,000	(187,500)	300,000	-	17,186

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2016 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

Rheonix, Inc.	9,676 common shares.	11,000	-	(11,000)	-	-	-
	1,839,422 Series A preferred shares.	2,165,999	-	(2,165,999)	-	-	-
	50,593 common shares.	59,000	-	(59,000)	-	-	-
	589,420 Series B preferred shares.	702,732	-	(702,732)	-	-	-
	Total Rheonix	2,938,731	-	(2,938,731)	-	-	-

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	-	-	1,000,000	-	-
	274,299 Series A-1 convertible preferred shares.	504,710	-	-	504,710	-	-
	117,371 Series B preferred shares.	250,000	-	-	250,000	-	-
	$200,000 subordinated promissory note at 10%.	-	200,000	-	200,000	-	14,611
	$100,000 secured subordinated convertible note at 10%.	-	100,000	-	100,000	-	2,555
	Total SciAps	1,754,710	300,000	-	2,054,710	-	17,166

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	-	-	528,348	-	13,464

Statisfy, Inc.	65,000 Series seed preferred shares.	20,968	-	(20,968)	-	(20,968)	-
	Warrant for 1,950,000 Series seed preferred shares.	629,032	-	(629,032)	-	(629,032)	-
	Total Statisfy	650,000	-	(650,000)	-	(650,000)	-

Teleservices Solutions Holdings, LLC	250,000 Class B shares.	-	-	-	-	-	-
	1,000,000 Class C shares.	1,190,680	-	(990,680)	200,000	-	-
	80,000 Class D preferred units.	91,200	-	-	91,200	-	-
	104,198 Class E preferred units.	104,198	-	-	104,198	-	-
	Total Teleservices	1,386,078	-	(990,680)	395,398	-	-

Tilson Technology Management, Inc.	12 Series B preferred shares.	600,000	-	-	600,000	-	16,250
	21,390 Series C convertible preferred shares.	-	200,000	-	200,000	-	-
	$200,000 subordinated promissory note at 8%.	-	200,000	-	200,000	-	4,164
	Total Tilson	600,000	400,000	-	1,000,000	-	20,414

	Total Affiliate Investments	$14,662,219	$4,228,466	($5,284,711)	$13,605,974	(650,000)	$598,620

	Total Control and Affiliate Investments	$28,578,691	$4,228,466	($19,101,683)	$13,705,474	$13,970,063	$612,448

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

For the Nine Months Ended September 30, 2017 and 2016

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

We have made the majority of our venture capital investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since its formation in 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC, and then Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

Responding to our request submitted during 2016, the SBA issued a “green light” or “go forth” letter authorizing Rand to continue its application process to obtain a license to form and operate a second SBIC subsidiary. The application for the new SBIC fund was filed with the SBA in April 2017 and is currently under review by the SBA. We expect our new SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) will continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams. Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through our new SBIC subsidiary. Under the SBA’s pre-licensing approval protocols, we have begun investing using Rand SBIC II.

We operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Capital Corporation, Rand SBIC, and Rand SBIC II.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the nine months ended September 30, 2017 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status
DEF-14A	2017 Definitive Proxy Statement submitted to shareholders
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2016
Form 10-Q	Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2017 and March 31, 2017

Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its two wholly-owned SBIC subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

Fair Value of SBA Debentures - In September 2017, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.518%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.322%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Accrual of interest by an SBIC is regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules, interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or a loan is in default for more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Revenue Recognition - Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Revenue Recognition - Fee Income - Consists of amortization of financing fees charged to the portfolio companies upon successful closing of our SBIC funds financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $18,557 and $15,948 for the nine months ended September 30, 2017 and 2016, respectively. The board fees were $1,000 and $3,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $21,085 and $7,497 in OID income for the nine months ended September 30, 2017 and 2016, respectively. OID income is estimated to be approximately $13,000 for the remainder of 2017.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $20,550 for each of the nine months ended September 30, 2017 and 2016. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $27,000 per year.

SBA Debenture - The Corporation had $8,000,000 in outstanding SBA debentures at September 30, 2017 and December 31, 2016 with a weighted average interest rate of 3.54%. The debentures are presented net of deferred debenture costs (see Note 6). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. The Corporation does not have any common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid during the nine months ended September 30, 2017 and 2016, net of refunds, was $590,940 and $1,995,948, respectively. Interest paid during the nine months ended September 30, 2017 and 2016 was $282,875 and $283,650, respectively. The Corporation converted $262,105 and $16,711 of interest receivable into investments during the nine months ended September 30, 2017 and 2016, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2017 and December 31, 2016, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 26, 2017, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 26, 2018 at prices that are no greater than the then current net asset value. No shares were repurchased during the nine months ended September 30, 2017. There were 6,550 shares repurchased during the nine months ended September 30, 2016. At September 30, 2017, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2017, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

There were no amounts earned pursuant to the Plan for the nine months ended September 30, 2017. The Corporation had accrued $1,411,659 under the Plan for the nine months ended September 30, 2016. Estimated payroll taxes and benefits on the profit sharing under the Plan were also accrued at September 30, 2016. The amounts accrued were within the defined limits under the Plan. At December 31, 2016, the Corporation’s final approved and accrued amount was $1,270,052 under the Plan, of which $1,138,052 was paid during the nine months ended September 30, 2017.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2017.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the nine months ended September 30, 2017 or 2016.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At September 30, 2017, Genicon, Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Rheonix, Inc. (Rheonix), Outmatch (formerly Chequed Holdings, LLC) (Outmatch) and Social Flow, Inc. (Social Flow) represented 13%, 11%, 10%, 7% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•	Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than the price the security would command given the rate and related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

•	Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. To the extent the value exceeds the remaining principal amount of the debt or loan securities of the portfolio company, the fair value of such securities is generally estimated to be their cost. However, where value is less than the remaining principal amount of the loan and debt securities, the Corporation may discount the value of an equity security. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net change in unrealized depreciation or appreciation on investments.”

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no such Level 1 investments as of September 30, 2017. The Corporation did have one portfolio company, Athenex, that completed an initial public offering during the second quarter of 2017 and the shares of the common stock of Athenex were categorized as a Level 2 investment because these shares were subject to restriction on sale as of the end of the period. The Corporation valued the common stock of Athenex stock that it owns using the average closing bid price for the last three trading days of the reporting period, and applied a discount to that value to address the sale restriction.

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using information from these portfolio companies, which may include:

•	Audited and unaudited statements of operations, balance sheets and operating budgets;

•	Current and projected financial, operational and technological developments of the portfolio company;

•	Current and projected ability of the portfolio company to service its debt obligations;

•	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;

•	Pending debt or capital restructuring of the portfolio company;

•	Current information regarding any offers to purchase the investment, or recent fundraising transactions;

•	Current ability of the portfolio company to raise additional financing if needed;

•	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;

•	Internal circumstances and events that may have an impact (both positive and negative) on the operating performance of the portfolio company;

•	Qualitative assessment of key management;

•	Contractual rights, obligations or restrictions associated with the investment; and

•	Other factors deemed relevant by the Corporation’s management to assess valuation.

The valuation may be reduced if a portfolio company’s performance and potential have deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be readjusted.

Equity Securities

Equity Securities may include preferred stock, common stock, warrants and limited liability company membership interests.

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are earnings before interest, tax and depreciation and amortization (EBITDA) and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically small and in early stages of development and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction entered into by the portfolio company with a sophisticated non-strategic unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2017:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Black Scholes Pricing Model	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$2,071,325	$5,866,583	$—	$—	$7,937,908

Non-Control/Non-Affiliate Debt	$948,187	—	5,878,252	—	—	400,000	7,226,439

Total Non-Control/Non-Affiliate	948,187	—	7,949,577	5,866,583	—	400,000	15,164,347

Affiliate Equity	1,628,348	22,841	3,078,440	3,405,791	120,000	800,000	9,055,420

Affiliate Debt	1,909,367	—	648,466	2,893,588	—	200,000	5,651,421

Total Affiliate	3,537,715	22,841	3,726,906	6,299,379	120,000	1,000,000	14,706,841

Control Equity	—	—	99,500	—	—	—	99,500

Control Debt	—	—	—	—	—	—	—

Total Control	—	—	99,500	—	—	—	99,500

Total Level 3 Investments	$4,485,902	$22,841	$11,775,983	$12,165,962	$120,000	$1,400,000	$29,970,688

Range	4.8X-6.7X	1X	0.5X-10.3X	Not Applicable	Not Applicable	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Exercise Price	Asset Value

Weighted Average	5.9X	1X	3.1X	Not Applicable	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2017:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	9,327,860	—	—	9,327,860
Equity investments	17,817,828	—	725,000	17,092,828

Total	$30,695,688	$—	$725,000	$29,970,688

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,700,221	—	—	6,700,221
Equity investments	17,600,260	—	—	17,600,260

Total	$27,500,481	$—	$—	$27,500,481

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the quarter ended September 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481

Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
Athenex, Inc. (Athenex)	—	—	308,336	308,336
BeetNPath, LLC (Beetnpath)	—	—	29,723	29,723
City Dining Cards, Inc. (Loupe)	—	—	(500,000)	(500,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)
SciAps, Inc. (Sciaps)	—		(300,000)	(300,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—		(395,398)	(395,398)

Total Unrealized Gains and Losses	—	(250,000)	(737,983)	(987,983)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Beetnpath	—	100,000	11,277	111,277
Centivo Corporation (Centivo)	—	100,000	—	100,000
eHealth Global Technologies, Inc. (eHealth)	2,000,000	—	—	2,000,000
Empire Genomics, LLC (Empire Genomics)	—	201,489	—	201,489
Genicon, Inc. (Genicon)	300,000	893,588	120,000	1,313,588
GoNoodle, Inc. (GoNoodle)	—	7,662	—	7,662
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—	—	50,000
Mercantile	—	107,497	—	107,497
Microcision LLC (Microcision)	—	17,403	—	17,403
Sciaps	—	—	274,274	274,274

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,350,000	1,427,639	405,551	4,183,190

Transfers within Level 3	(2,000,000)	1,450,000	550,000	—
Transfers out of Level 3	—	—	(725,000)	(725,000)

Ending Balance, September 30, 2017, of Level 3 Assets	$3,550,000	$9,327,860	$17,092,828	$29,970,688

Change in unrealized depreciation on investments for the period included in changes in net assets				($987,983)

Net realized gain on investments for the period included in changes in net assets				$—

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400

Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	14,588,813	14,588,813

Total Realized Gains	—	—	14,588,813	14,588,813

Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Gemcor II, LLC (Gemcor)	—	—	(12,775,000)	(12,775,000)
Intrinsiq Material, Inc. (Intrinsiq)	—	—	254,329	254,329
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
Statisfy, Inc. (Statisfy)	—	—	(650,000)	(650,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(595,340)	(595,340)

Total Unrealized Gains and Losses	—	—	(14,119,367)	(14,119,367)

Purchases of Securities/Changes to Securities/Non-cash conversions:
ACV Auctions, Inc. (ACV Auctions)	—	—	163,000	163,000
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,700,000	—	—	1,700,000
GoNoodle, Inc. (GoNoodle)	—	7,586	—	7,586
Intrinsiq	—	—	430,671	430,671
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	7,497	—	7,497
OnCore Golf Technology, Inc. (Oncore Golf)	—	150,000	—	150,000
PostProcess Technologies, Inc. (Post Process)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	300,000	—	300,000
Tilson Technology Management, Inc. (Tilson)	—	200,000	200,000	400,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	3,200,000	1,713,549	993,671	5,907,220

Repayments and Sale of Securities:
Gemcor	(416,972)	—	(15,213,813)	(15,630,785)

Total Repayments and Sale of Securities	(416,972)	—	(15,213,813)	(15,630,785)

Transfers within Level 3	—	(95,000)	95,000	—

Ending Balance, September 30, 2016, of Level 3 Assets	$3,200,000	$6,695,181	$17,683,100	$27,578,281

Change in unrealized appreciation on investments for the period included in changes in net assets				($14,119,367)

Net realized gain on investments for the period included in changes in net assets				$14,756,953

NOTE 4. OTHER ASSETS

At September 30, 2017 and December 31, 2016, other assets was comprised of the following:

	September 30, 2017 (Unaudited)	December 31, 2016
Escrow receivable from Gemcor II LLC (Gemcor)	$550,000	$1,100,000
Prepaid expenses	26,208	6,758
Dividend receivable	—	34,101
Operating receivables	4,279	1,126
Equipment (net)	3,523	6,523

Total other assets	$584,010	$1,148,508

During the first quarter of 2016, Gemcor II, LLC sold its assets, and $1,100,000 of the proceeds were held in escrow, subject to potential claims. During the first quarter of 2017, $550,000 of the Gemcor escrow receivable was released and the remainder was released in October 2017.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of September 30, 2017.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	September 30, 2017 (Unaudited)	December 31, 2016
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(151,677)	(172,227)

Debentures guaranteed by the SBA, net	$7,848,323	$7,827,773

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine months ended September 30, 2017 (Unaudited)	Year ended December 31, 2016
Income from investment operations (1):
Investment income	$0.17	$0.16
Operating expenses	0.25	0.54

Investment loss before income taxes	(0.08)	(0.38)
Income tax benefit	(0.03)	(0.13)

Net investment loss	(0.05)	(0.25)
Net realized and unrealized (loss) gain on investments	(0.10)	0.06

Decrease in net asset value	(0.15)	(0.19)
Net asset value, beginning of period	5.16	5.35

Net asset value, end of period	$5.01	$5.16

Per share market price, end of period	$2.96	$3.16

Total return based on market value	(6.3%)	(16.1%)
Total return based on net asset value	(2.87%)	(3.62%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	4.86%	10.23%
Ratio of operating expenses including income taxes to average net assets	3.18%	8.48%
Ratio of net investment loss to average net assets	(0.93%)	(3.62%)
Portfolio turnover	13.4%	18.4%
Net assets, end of period	$31,692,476	$32,629,363
Weighted shares outstanding, end of period	6,321,988	6,325,792

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are an internally managed investment company that lends to and invests in small companies. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated thereunder. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which is our initial small business investment company (“SBIC”) subsidiary and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002.

Responding to our request submitted during 2016, the U.S. Small Business Administration (SBA) issued a “green light” or “go forth” letter authorizing us to continue our application process to obtain a license to form and operate a second SBIC subsidiary and create a new SBIC fund, Rand Capital SBIC II, L.P. (Rand SBIC II). We filed an application for Rand SBIC II in April 2017 and it is currently under review by the SBA. We funded Rand SBIC II with $7.5 million of cash from Rand Capital Corporation which, when combined with $15 million of expected SBA leverage, will create a new $22.5 million SBIC fund. We also expect Rand SBIC II to continue our investment strategy of focusing on privately-held, early stage and emerging growth businesses with proven management teams.

Our initial wholly-owned subsidiary, Rand SBIC, has historically been our primary investment vehicle since its formation and, once approved by the SBA, we expect to continue this investment strategy through Rand SBIC II. Under the SBA’s pre-licensing approval protocols, we have begun investing using Rand SBIC II.

Outlook

We believe the combination of cash on hand, proceeds from portfolio exits, potential future SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

•	We expect that well run businesses will require capital to grow and should be able to compete effectively given the low cost of capital, strong business and consumer spending, and eager reception of new technologies and service concepts.

•	We are able to invest larger amounts in companies, which will provide an opportunity to accelerate our rate of growth.

•	We continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.

•	As our portfolio continues to expand, we are able to better leverage our infrastructure.

•	We have sufficient cash to invest in new opportunities and to repurchase shares for the treasury. At quarter end, we had authorization to repurchase an additional 458,954 shares of our common stock. However, our preferred use of cash continues to be growing our portfolio.

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

Financial Condition

	September 30, 2017	December 31, 2016	Decrease	% Decrease
Overview:
Total assets	$39,830,404	$42,418,530	($2,588,126)	(6.1%)
Total liabilities	8,137,928	9,789,167	(1,651,239)	(16.9%)

Net assets	$31,692,476	$32,629,363	($936,887)	(2.9%)

Net asset value per share (NAV) was $5.01 at September 30, 2017 and $5.16 at December 31, 2016.

Our gross outstanding SBA debentures at September 30, 2017 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 20% of net assets at September 30, 2017 as compared to 38% at December 31, 2016.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2017	December 31, 2016	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$35,814,220	$31,631,030	$4,183,190	13.2%
Unrealized depreciation, net	(5,118,532)	(4,130,549)	(987,983)	(23.9%)

Investments at fair value	$30,695,688	$27,500,481	$3,195,207	11.6%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 97% of net assets at September 30, 2017 versus 84% of net assets at December 31, 2016.

The change in investments during the nine months ended September 30, 2017, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
eHealth Global Technologies, Inc. (eHealth)	$2,000,000
Genicon, Inc. (Genicon)	1,300,000
SciAps, Inc. (Sciaps)	250,000
Mercantile Adjustment Bureau, LLC (Mercantile)	100,000
BeetNPath, LLC (Beetnpath)	100,000
Centivo Corporation (Centivo)	100,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000

Total of new investments	3,900,000

Other changes to investments:
Empire Genomics, LLC (Empire Genomics) interest conversion	201,489
Sciaps interest conversion	24,274
Microcision LLC (Microcision) interest conversion	17,403
Genicon OID amortization	13,588
Beetnpath interest conversion	11,277
GoNoodle, Inc. (GoNoodle) interest conversion	7,662
Mercantile OID amortization	7,497

Total of other changes to investments	283,190

Net change in investments, at cost	$4,183,190

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Investment Income

	Three months Ended September 30, 2017	Three months ended September 30, 2016	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$309,922	$224,038	$85,884	38.3%
Interest from other investments	6,348	11,974	(5,626)	(47.0%)
Dividend and other investment income	76,813	72,021	4,792	6.7%
Fee income	3,936	7,853	(3,917)	(49.9%)

Total investment income	$397,019	$315,886	$81,133	25.7%

Interest from portfolio companies – Interest from portfolio companies was 38% higher during the three months ended September 30, 2017 versus the same period in 2016 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the three months ended September 30, 2017 versus the same period in 2016.

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

	Three months ended September 30, 2017	Three months ended September 30, 2016
Carolina Skiff LLC (Carolina Skiff)	$41,999	$34,101
New Monarch Machine Tool LLC (Monarch)	27,409	27,409
Tilson Technology Management, Inc. (Tilson)	5,000	7,500
Empire Genomics LLC (Empire Genomics)	2,405	3,011

Total dividend and other investment income	$76,813	$72,021

Fee income - Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income from portfolio company board attendance fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $3,936 and $6,851 for the three months ended September 30, 2017 and 2016, respectively. The income from board fees was $0 and $1,000 for the three months ended September 30, 2017 and 2016, respectively.

Expenses

	Three months ended September 30, 2017	Three months ended September 30, 2016	Decrease	% Decrease
Total expenses	$439,048	$486,548	($47,500)	(9.8%)

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The decrease in expenses during the three months ended September 30, 2017 versus the same period in 2016 was primarily caused by a 44% decrease in professional fees. Professional fees were higher during the three months ended September 30, 2016 versus the same period in 2017 because we incurred additional expenses in connection with implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate.

Realized Gains and Losses on Investments

	Three months ended September 30, 2017	Three months ended September 30, 2016	Decrease
Realized gain on investments before income taxes	$—	$1,412,500	($1,412,500)

There were no realized gains or losses during the three months ended September 30, 2017.

During the three months ended September 30, 2016, we recognized a gain on the escrow receivable related to the sale of Gemcor.

Change in Unrealized Depreciation or Appreciation of Investments

	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase
Change in unrealized depreciation or appreciation before income taxes	$111,000	($2,078,511)	$2,189,511

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2017 was comprised of the following:

Three months ended September 30, 2017
Athenex, Inc. (Athenex)	111,000

Total change in net unrealized depreciation of investments before income taxes during the three months ended September 30, 2017	$111,000

Athenex completed an initial public offering (IPO) during the second quarter of 2017 and its shares of common stock are now publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. We hold 46,296 shares of the common stock of Athenex and valued these shares using the average bid price for the last three trading days of the reporting period, which was then discounted 10% due to restrictions on the sale of the shares. Subsequent to quarter end, the sale restrictions on our shares in Athenex common stock were removed and its shares were freely tradable.

The decrease in unrealized depreciation or appreciation before income taxes for the three months ended September 30, 2016 was comprised of the following:

Three months ended September 30, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($1,412,500)
Statisfy, Inc. (Statisfy)	(325,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(595,340)
Intrinsiq Materials, Inc. (Intrinsiq)	254,329

Total change in net unrealized depreciation of investments before income taxes during the three months ended September 30, 2016	($2,078,511)

During the first quarter of 2016, Gemcor sold its assets and we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,588,813 and included $1,068,750 that was held in escrow at September 30, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended September 30, 2017 and 2016, the net increase (decrease) in net assets from operations was $57,931 and ($571,300), respectively.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Investment Income

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$833,653	$525,073	$308,580	58.8%
Interest from other investments	24,182	33,683	(9,501)	(28.2%)
Dividend and other investment income	197,403	152,818	44,585	29.2%
Fee income	19,557	18,949	608	3.2%

Total investment income	$1,074,795	$730,523	$344,272	47.1%

Interest from portfolio companies – Interest from portfolio companies was 59% higher during the nine months ended September 30, 2017 versus the same period in 2016 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the nine months ended September 30, 2017 versus the same period in 2016.

Dividend and other investment income – The dividend distributions for the respective periods were:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Carolina Skiff LLC (Carolina Skiff)	$141,372	$97,684
New Monarch Machine Tool LLC (Monarch)	27,409	27,409
Tilson Technology Management, Inc. (Tilson)	15,000	11,250
Empire Genomics LLC (Empire Genomics)	7,598	3,011
SOMS Technologies, LLC (SOMS)	6,024	13,464

Total dividend and other investment income	$197,403	$152,818

Fee income - The income associated with the amortization of financing fees was $18,557 and $15,949 for the nine months ended September 30, 2017 and 2016, respectively. The income from board fees was $1,000 and $3,000 for the nine months ended September 30, 2017 and 2016, respectively.

Expenses

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Decrease	% Decrease
Total expenses	$1,562,620	$2,915,300	($1,352,680)	(46.4%)

The decrease in expenses during the nine months ended September 30, 2017 versus the same period in 2016 was primarily caused by a decrease of $1,411,659 in bonus and profit sharing expense related to the Gemcor II, LLC (Gemcor) exit in early 2016. However, we incurred higher professional fees during the nine months ended September 30, 2017 that were associated with the formation of our new SBIC fund.

Gemcor sold its assets in March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding an escrow receivable, and realized a gain, before income taxes, of approximately $13.2 million from the sale. Related to this sale, we expensed $1,411,659 under our Profit Sharing Plan during the nine months ended September 30, 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the nine months ended September 30, 2017.

Realized Gains and Losses on Investments

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Decrease
Realized gain on investments before income taxes	$—	$14,756,953	($14,756,953)

There were no realized gains or losses during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, Gemcor sold its assets and we received gross cash proceeds of approximately $13.8 million, excluding an escrow receivable, and recognized a realized gain, before income taxes, of $13.2 million from the sale. In addition, we recorded a realized gain of $168,140 during the second quarter of 2016 from an earn-out provision connected with the 2014 sale of QuaDPharma, LLC to Athenex, Inc.

Change in Unrealized Depreciation or Appreciation of Investments

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Increase
Change in unrealized depreciation or appreciation before income taxes	($987,983)	($14,119,367)	$13,131,384

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2017 was comprised of the following:

Nine months ended September 30, 2017
City Dining Cards, Inc. (Loupe)	($500,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
SciAps, Inc. (Sciaps)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(250,000)
Athenex, Inc. (Athenex)	308,336
ACV Auctions, Inc. (ACV)	119,356
BeetNPath, LLC (Beetnpath)	29,723

Total change in net unrealized depreciation of investments before income taxes during the nine months ended September 30, 2017	($987,983)

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

Athenex completed an initial public offering (IPO) during the second quarter of 2017 and its shares of common stock are now publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. We hold 46,296 shares of the common stock of Athenex and valued these shares using the average bid price for the last three trading days of the reporting period, which was then discounted due to restrictions on the sale of the shares.

The decrease in unrealized depreciation or appreciation before income taxes for the nine months ended September 30, 2016 was comprised of the following:

Nine months ended September 30, 2016
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

During the first quarter of 2016, Gemcor sold its assets and we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,588,813 and included $1,068,750 that was held in escrow at September 30, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position.

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

The valuation of our investment in Knoa was decreased during the nine months ended September 30, 2016 to value our equity investment at a value consistent with the anticipated pricing for Knoa’s equity financing.

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

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net decrease in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, the net decrease in net assets from operations was ($936,887) and ($986,912), respectively.

Liquidity and Capital Resources

Our principal long-term objective is to achieve growth in net asset value per share through capital appreciation. Therefore, a significant portion of our investment portfolio is structured to maximize the potential for capital appreciation, and certain portfolio investments may be structured to provide little or no current yield in the form of dividends or interest payments.

As of September 30, 2017, our total liquidity consisted of approximately $6.4 million in cash on hand.

Net cash used by operating activities has averaged approximately $2,800,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was $5,500,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of September 30, 2017, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We received authorization from the SBA during the fourth quarter of 2016 to file a formal application to form and operate our second SBIC subsidiary and start a new SBIC fund. We capitalized Rand SBIC II with $7.5 million of cash from Rand Capital Corporation during April 2017 and, if our application is approved by the SBA, we anticipate a debt commitment from the SBA equal to two times our equity capital investment, or $15 million, for a total fund size of $22.5 million.

We believe that the cash on hand at September 30, 2017 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of September 30, 2017, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as September 30, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2017 – 7/31/2017	—	—	—	458,954
8/1/2017 –8/31/2017	—	—	—	458,954
9/1/2017 –9/30/2017	—	—	—	458,954

(1)	There were no shares repurchased during the third quarter of 2017.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 26, 2017, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 26, 2018.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

Dated: November 6, 2017

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer