Form 10-K
period 2017-12-31
RAND CAPITAL CORP
filed 2018-03-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $15,306,838 based upon the closing price as reported on the NASDAQ Capital Market on such date.

As of March 1, 2018, there were 6,321,988 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.    Business

Overview of Our Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. Throughout our history, our principal business has been to make venture capital investments in early or expansion stage companies, often in upstate New York and regions in close proximity. In accordance with our strategic growth plan, we look for companies with strong leadership that are bringing to market new or unique products, technologies or services and have a high potential for growth. We invest in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of warrants or options to acquire stock or the right to convert the debt securities into stock. We established our first small business investment company (“SBIC”) in 2002, Rand Capital SBIC, Inc.(“Rand SBIC”), whereby we utilized funds borrowed from the Small Business Administration (“SBA”) combined with our capital to invest in our portfolio companies. During 2017, we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) and began making investments from this SBIC subsidiary. We continue to work with the SBA in determining an optimal structure within its regulatory parameters which, once completed, may result in new SBA leverage commitments in 2018.

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

Our Investment Process

Our primary business is making debt and equity investments in small companies that meet some or all of the following criteria:

1) a qualified and experienced management team;

2) a new or unique product or service; and

3) high potential for growth in revenue and cash flow.

Our management team identifies investment opportunities through a network of investment referral relationships. Investment proposals may come to us from other sources, including unsolicited proposals from companies and referrals from accountants, bankers, lawyers and other members of the financial community. We believe that our reputation in the investment community and our experience provide a competitive advantage in originating quality investments.

In a typical private financing, our management team will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. Additionally, we familiarize ourselves with the portfolio company’s industry and competition and may conduct reference checks with its customers and suppliers.

Following our initial investment, we may make follow-on investments in the portfolio company, if needed. Follow-on investments may be made to take advantage of warrants or other preferential rights granted to us to increase or maintain our position in a promising portfolio company, or provide additional funds to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to SBA restrictions.

Disposition of Investments

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the portfolio company. We anticipate our debt investments will be repaid with interest and expect to realize further appreciation from the warrants or other equity type instruments received in connection with the investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Composition of the Investment Portfolio.”

Competition

We compete for quality investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks. We believe we are able to compete with these entities primarily on the basis of our referral network, our investing reputation and experience, our responsive, quick and efficient investment analysis and decision-making process, the investment terms we offer, and our willingness to make smaller investments.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

As of December 31, 2017, we had four employees, unchanged from 2016.

Organization and History

We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated thereunder. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business — Regulations, Business Development Company Regulations.”

We historically made the majority of our investments through Rand SBIC, an SBIC that has been licensed by the SBA since 2002. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation in 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC had operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the Securities and Exchange Commission (“SEC”) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and Rand SBIC then filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

We operate as an internally managed investment company whereby our officers and employees conduct our business under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

In this Annual Report on Form 10-K, (“Annual Report”), unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Corporation, Rand SBIC and Rand SBIC II.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website, free of charge, our annual and periodic reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the NASDAQ Capital Market under the ticker symbol “RAND.”

Regulations

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs and SBA-licensed SBICs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs and SBICs.

Business Development Company Regulations

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2017, we were in compliance with this rule.

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

We have complied with these requirements since the inception of Rand SBIC.

The SBA also forbids an SBIC from providing funds to small businesses with specific characteristics, such as businesses with the majority of their employees located outside the United States, or from investing in passive or non-operating businesses, real estate, project financing, farmland, or financial lenders. Without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places limitations on the financing terms of investments by SBICs in portfolio companies such as limiting the prepayment options, the financing fees that can be charged to a portfolio company, the allowable interest rate on loan and debt securities that an SBIC can charge a portfolio company, and the maximum term of such financing. An SBIC may exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in associates. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person, or a group of persons acting together, owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

In addition the SBA regulations require an examination of a licensed SBIC by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations. Our annual report, submitted to the SBA, must be audited by an independent public accounting firm.

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

At December 31, 2017, we had $8,000,000 in outstanding SBA debenture instruments.

Item 1A.    Risk Factors

Risks related to our business and structure

Our financial results will depend on our skill to manage and deploy capital effectively

Our ability to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments depends on our capability to effectively identify, invest and manage our capital.

Accomplishing this investment objective effectively will be based on our management team’s handling of the investment process, starting with its ability to find investments that offer favorable terms and meet our investment objective. They will also have to monitor the portfolio company’s performance and may be called upon to provide managerial assistance. These demands on their time may distract them or may slow the rate of investment.

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

In addition, our outstanding $8.0 million in principal amount of SBA debentures will reach maturity and become payable between 2022 and 2025. In order to repay our outstanding SBA debentures, we will need to identify sources of additional funding if the proceeds received upon the exits of our investments are insufficient to fund our operations and repay our SBA obligations. We cannot be assured that the proceeds to be received upon the exits from our investments will be sufficient to meet our funding needs or that, if such proceeds are insufficient, that we will be able to obtain access to the necessary funding on terms that are acceptable to us.

We are subject to risks created by the valuation of our portfolio investments

At December 31, 2017, 100% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we invest. Investments are valued in accordance with our established valuation policy and are stated at fair value as determined in good faith by management and approved by our Board of Directors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net increase (decrease) in unrealized depreciation or appreciation on investments.”

We are dependent upon key management personnel for future success

We are dependent on the skill, diligence, and the network of business contacts of our executive officers for the sourcing and selection, structuring, closing, monitoring and valuation of our investments. Our future success depends, to a significant extent, on the continued employment of these officers and their departure could materially adversely affect our ability to implement our business strategy. We do not maintain key man life insurance or employment agreements on the officers.

We operate in a competitive market for investment opportunities

We operate in a competitive market for investment opportunities. We face competition in our investing activities from many entities including other SBICs, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same geographical area as we do. As a regulated BDC, we are required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this disclosure requirement. This obligation to disclose this information could hinder our ability to invest in some portfolio companies. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

We are subject to cybersecurity risks and incidents that may adversely affect the operations of our company or the companies in which we invest. A failure in our cyber security systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately negatively impact business, financial condition and operating results.

Our operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our information and the information of our portfolio companies. These cyber-attacks could affect our computer network, our website or our service providers (such as, but not limited to, accountants, lawyers, and transfer agents) and could result in operation disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within our company but we remain potentially vulnerable to additional known and unknown threats.

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

The lack of liquidity in our investments may adversely affect our business

We invest, and will continue to invest, in portfolio companies whose securities are not publicly traded and may be subject to restrictions on resale, and as a result will be less liquid than publicly traded securities. Most of our investments are or will be either equity securities or subordinated debt securities acquired directly from small, private companies. The illiquidity of most of our portfolio may adversely affect our ability to dispose of the securities at times when it may be advantageous for us to liquidate investments. In addition, we may not realize the full value of these private investments if we have to liquidate all or a part of our portfolio investment quickly, given the lack of available markets for their sale.

Economic downturns or recessions may adversely affect our portfolio companies’ financial performance and therefore harm our operating results

The United States economy has periodically experienced periods of instability and recessions and the financial results of the small companies in which we invest could be more acutely affected negatively by this instability and suffer deterioration in operational or financial results. This deterioration may have a negative effect on our financial performance.

Investing in private companies involves a high degree of risk

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have been risk seeking rather than risk averse in our approach to our investments.

Even if our portfolio companies are able to develop commercially viable technologies, products or services, the market for those new technologies, products and services is likely to be highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

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

Risks related to our common stock

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

Our shares often trade at a discount to our net asset value

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares and our shares have often traded at such a discount. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict if, and when, our shares will trade at, above, or below net asset value.

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

Our common stock (“Common Stock”) is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “RAND.” The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of Common Stock as reported by NASDAQ:

2017 Quarter ended:	High	Low
March 31	$3.28	$2.93
June 30	$3.10	$2.76
September 30	$2.99	$2.75
December 31	$3.30	$2.77

2016 Quarter ended:	High	Low
March 31	$4.69	$3.48
June 30	$4.50	$3.65
September 30	$3.78	$3.21
December 31	$3.61	$3.12

We have not paid any cash dividends in the two most recent fiscal years.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plan(3)	Maximum number of shares that may yet be purchased under the share repurchase plan(3)
10/1 – 10/31/2017	—	—	—	458,954
11/1 – 11/30/2017	—	—	—	458,954
12/1 – 12/31/2017	—	—	—	458,954

(1)	There were no shares repurchased during the fourth quarter of 2017.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)	On October 26, 2017, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Common Stock on the open market at prices no greater than the then current net asset value through October 26, 2018.

Shareholders of Record

On March 1, 2018, we had a total of approximately 766 shareholders, which included 78 record holders of our Common Stock, and an estimated 688 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2017

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

FISCAL YEAR ENDED DECEMBER 31,

Company/Index/Market	2012	2013	2014	2015	2016	2017
Rand Capital Corporation	$100.00	$131.20	$174.79	$161.11	$135.04	$129.06
NASDAQ Market Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Peer Group Index	$100.00	$134.94	$134.07	$71.29	$61.78	$70.00

The Peer Group was comprised of the following companies:

Capital Southwest Corporation (NasdaqGS: CSWC)

Firsthand Technology Value Fund, Inc. (NasdaqGS: SVVC)

GSV Capital Corp. (NasdaqCM: GSVC)

180 Degree Capital Corp. (NasdaqGM: TURN)

We selected the Peer Group because it is our belief that the four issuers in the group have investment objectives that are similar to ours, and among the publicly traded companies, they are relatively similar in size to us. During 2017, Harris and Harris Group announced it would change its corporate name to 180 Degree Capital Corp. and its ticker symbol on the NASDAQ stock market to “TURN”. The peer group is unchanged from 2016.

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

Item 6.     Selected Financial Data

The following table provides selected consolidated financial data for the periods indicated. You should read the selected financial data set forth below in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the consolidated financial statements and related notes appearing within Item 8 of this Annual Report.

Balance Sheet Data as of December 31:

	2017	2016	2015	2014	2013
Total assets	$40,133,913	$42,418,530	$44,562,060	$45,525,987	$39,750,370
Total liabilities	$8,215,228	$9,789,167	$10,708,400	$13,172,546	$11,681,038
Net assets	$31,918,685	$32,629,363	$33,853,660	$32,353,441	$28,069,332
Net asset value per outstanding share	$5.05	$5.16	$5.35	$5.11	$4.38
Shares of common stock outstanding	6,321,988	6,321,988	6,328,538	6,328,538	6,411,918

Operating Data for the years ended December 31:

	2017	2016	2015	2014	2013
Investment income	$1,454,782	$1,031,858	$2,824,337	$2,584,475	$2,451,036
Total expenses	$2,010,977	$3,401,037	$1,817,279	$2,499,297	$2,359,252
Net investment (loss) gain, net of tax	($19,298)	($1,553,268)	$842,902	$21,835	$154,478
Net realized gain (loss) on sales and dispositions of investments, net of tax	$88,684	$8,864,653	($27,973)	$4,767,484	$4,374,354
Net (decrease) increase in unrealized depreciation or appreciation on investments, net of tax	($780,064)	($8,514,068)	$685,290	($247,838)	($1,655,475)
Net (decrease) increase in net assets from operations	($710,678)	($1,202,683)	$1,500,219	$4,541,481	$2,873,357

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A. of this Annual Report.

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

Overview

We are an internally managed investment company that lends to and invests in small companies often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. During 2017, we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) and began making investments from this SBIC subsidiary. We continue to work with the SBA in determining an optimal structure within its regulatory parameters which, once completed, may result in new SBA leverage commitments in 2018.

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

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through an outright sale of the portfolio company or a merger. We anticipate our debt investments will be repaid with interest and hope to realize further appreciation from the warrants or other equity type instruments we receive in connection with the investment. We fund new investments and operating expenses through existing cash balances, investment returns, and interest and principal payments from our portfolio companies

2017 Portfolio and Investment Activity

We believe the change in net asset value over time is the leading valuation metric of our performance. Exits from our portfolio holdings are the key driver of growth in net asset value over time.

•

Net asset value of our portfolio decreased to $5.05 per share, or $31.9 million, at December 31, 2017, down ($0.11) per share, or (2.1%), compared with net asset value of $5.16 per share, or $32.6 million, at the end of the prior year.

•	At year end, the estimated value of our portfolio, which included securities from 30 active companies, was $32.3 million. This value included $4.4 million in net pre-tax unrealized depreciation.

•	Approximately 58% of the portfolio was equity investments with the remainder being debt and loan investments.

•	The portfolio generated approximately $1.5 million in interest, fee, dividend and other income.

•	During 2017, we made $5.4 million of new investments in 8 companies, of which one was a new portfolio company.

Outlook

At the end of 2017, we had $6.3 million in cash available for future investments and expenses, a decrease from $12.3 million at the end of 2016. The decrease was primarily due to $5.4 million of investments originated during 2017 as well as funding of ongoing operating expenses.

We continue to work with the SBA in determining an optimal structure within its regulatory parameters which, once completed, may result in new SBA leverage commitments in 2018.

We believe the combination of cash on hand, proceeds from portfolio exits, potential additional SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

•

We expect that well run businesses will require capital to grow and should be able to compete effectively given the strong macroeconomic environment and eager reception of new technologies and service concepts.

•	We continue to manage risk by investing with other investors, when possible.

•	We are actively involved with the governance and management of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.

•	As our portfolio expands, we are able to better leverage our infrastructure.

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

Valuation of Investments

Investments are valued at fair value as determined in good faith by management and approved by our Board of Directors. We invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. We analyze and value each investment quarterly, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

Our investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

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

We utilize several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than cost given the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

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

Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no Level 1 or Level 2 investments as of December 31, 2017.

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

Our SBIC’s interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules, interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. Management also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Financial Condition

Overview:

	12/31/17	12/31/16	Decrease	% Decrease
Total assets	$40,133,913	$42,418,530	($2,284,617)	(5.4%)
Total liabilities	8,215,228	9,789,167	(1,573,939)	(16.1%)

Net assets	$31,918,685	$32,629,363	($710,678)	(2.2%)

Net asset value was $5.05 per share at December 31, 2017 versus $5.16 per share at December 31, 2016.

The outstanding SBA debentures at December 31, 2017 are $8,000,000, which will mature from 2022 through 2025.

Cash approximated 20% of net assets at December 31, 2017 compared to 38% at December 31, 2016.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the yearends indicated.

	12/31/17	12/31/16	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$36,689,319	$31,631,030	$5,058,289	16.0%
Unrealized depreciation, net	(4,405,257)	(4,130,549)	(274,708)	(6.7%)

Investments, at fair value	$32,284,062	$27,500,481	$4,783,581	17.4%

Number of Active Portfolio Companies	30	33

Our total investments at fair value, as estimated by management and approved by the Board of Directors, approximated 101% of net assets at December 31, 2017 and 84% of net assets at December 31, 2016.

The change in investments, at cost, during the year ended December 31, 2017, is comprised of the following:

Cost Increase (Decrease)
New investments:
eHealth Global Technologies, Inc. (eHealth)	$2,000,000
Tilson Technology Management, Inc. (Tilson)	1,500,000
Genicon, Inc. (Genicon)	1,300,000
SciAps, Inc. (Sciaps)	250,000
BeetNPath, LLC (Beetnpath)	100,000
Centivo Corporation (Centivo)	100,000
Mercantile Adjustment Bureau, LLC (Mercantile)	100,000
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000

Total of new investments	5,400,000

Other changes to investments:
Empire Genomics, LLC (Empire Genomics) interest conversion	201,489
Sciaps interest conversion	24,274
Genicon OID amortization	23,779
Microcision LLC (Microcision) interest conversion	22,176
Beetnpath interest conversion	11,277
GoNoodle, Inc. (GoNoodle) interest conversion	10,229
Mercantile OID amortization	8,350

Total of other changes to investments	301,574

Investments repaid, sold or liquidated:
Athenex Inc. (Athenex) sold shares	(143,285)
City Dining Cards, Inc. (Loupe) realized loss	(500,000)

Total investments repaid, sold or liquidated	(643,285)

Net change in investments, at cost	$5,058,289

Our top five portfolio companies represented 37% of total assets at December 31, 2017:

Company	Industry	Fair Value at December 31, 2017	% of Total Assets at December 31, 2017
Genicon, Inc.	Health Care — Testing Device	$4,023,779	10%
eHealth Global Technologies, Inc.	Health Care	$3,500,000	9%
Rheonix, Inc.	Health Care — Testing Device	$2,938,731	7%
Tilson Technology Management, Inc.	Professional Services	$2,500,000	6%
Outmatch Holdings, LLC	Software	$2,145,496	5%

Our top five portfolio companies represented 28% of total assets at December 31, 2016:

Company	Industry	Fair Value at December 31, 2016	% of Total Assets at December 31, 2016
Rheonix, Inc.	Health Care — Testing Device	$2,938,731	7%
Genicon, Inc.	Health Care — Testing Device	$2,700,000	6%
Outmatch Holdings, LLC	Software	$2,145,496	5%
Social Flow, Inc.	Software	$2,071,300	5%
SciAps, Inc.	Manufacturing	$2,054,710	5%

Below is the geographic breakdown of our investments at fair value as of December 31, 2017 and 2016:

Geographic Region	% of Net Asset Value at December 31, 2017	% of Net Asset Value at December 31, 2016
USA – East	86%	78%
USA – South	15%	6%

Total investments as a % of net asset value	101%	84%

As of December 31, 2017 and 2016, the investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2017:
Subordinated Debt and Promissory Notes	$12,924,321	35%	$11,796,289	37%
Convertible Debt	1,849,955	5	1,849,955	6
Equity and Membership Interests	21,640,393	59	18,482,793	57
Equity Warrants	274,650	1	155,025	0

Total	$36,689,319	100%	$32,284,062	100%

December 31, 2016:
Subordinated Debt and Promissory Notes	$8,779,787	28%	$7,901,755	29%
Convertible Debt	1,998,466	6	1,998,466	7
Equity and Membership Interests	20,698,127	65	17,565,235	64
Equity Warrants	154,650	1	35,025	0

Total	$31,631,030	100%	$27,500,481	100%

Results of Operations

Investment Income

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,155,316	$767,153	$388,163	51%
Interest from other investments	30,761	45,139	(14,378)	(32%)
Dividend and other investment income	243,614	192,932	50,682	26%
Fee income	25,091	26,634	(1,543)	(6%)

Total investment income	$1,454,782	$1,031,858	$422,924	41%

Investment income increased 41%, or $422,924, from $1,031,858 for the year ended December 31, 2016 to $1,454,782 for the year ended December 31, 2017.

Interest from portfolio companies — Interest from portfolio companies was 51% higher during the year ended December 31, 2017 versus the same period in 2016 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Empire Genomics, LLC (Empire Genomics) and several other portfolio companies.

The following investments remain on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments — The decrease in interest from other investments was primarily due to lower average cash balances during the year ended December 31, 2017 versus the year ended December 31, 2016.

Dividend and other investment income — Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective periods were:

	December 31, 2017	December 31, 2016
Carolina Skiff LLC (Carolina Skiff)	$178,532	$131,785
New Monarch Machine Tool, LLC (Monarch)	27,409	27,409
Tilson Technology Management, Inc. (Tilson)	21,579	16,250
Empire Genomics, LLC (Empire Genomics)	10,070	4,024
SOMS Technologies, LLC (SOMS)	6,024	13,464

Total dividend and other investment income	$243,614	$192,932

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

The income associated with the amortization of financing fees was $24,091 and $22,634 for the years ended December 31, 2017 and 2016, respectively. The financing fee income based on the existing portfolio is expected to be approximately $21,000 in 2018, $15,000 in 2019 and $2,000 in 2020.

Fees paid for board service at the portfolio companies were $1,000 and $4,000 for the years ended December 31, 2017 and 2016, respectively.

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

Dividend and other investment income — Dividend and other investment income decreased in 2016 due to the asset sale of Gemcor II, LLC in March 2016. The dividend distributions for the respective years were:

	December 31, 2016	December 31, 2015
Carolina Skiff LLC (Carolina Skiff)	$131,785	$116,052
New Monarch Machine Tool, LLC (Monarch)	27,409	27,409
Tilson Technology Management, Inc. (Tilson)	16,250	14,417
SOMS Technologies, LLC (SOMS)	13,464	4,355
Empire Genomics, LLC (Empire Genomics)	4,024	—
Gemcor, II, LLC (Gemcor)	—	$1,735,934
Teleservices Solutions Holdings, LLC (Teleservices)	—	183,680

Total dividend and other investment income	$192,932	$2,081,847

Fee income — The income associated with the amortization of financing fees was $22,634 and $18,333 for the years ended December 31, 2016 and 2015, respectively. The financing fee income based on the existing portfolio is expected to be approximately $20,000 in 2017, $15,000 in 2018, $11,000 in 2019 and $300 in 2020.

Fees paid for board service at the portfolio companies were $4,000 and $11,000 for the years ended December 31, 2016 and 2015, respectively.

Expenses

Comparison of the years ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016	Decrease	% Decrease
Total expenses	$2,010,977	$3,401,037	($1,390,060)	(41%)

Operating expenses consist predominately of compensation expense, including profit sharing, and related benefits, interest expense on outstanding SBA borrowings, and general and administrative expenses including shareholder and office expenses and professional fees.

The decrease in expenses during the year ended December 31, 2017 versus the same period in 2016 was primarily caused by a decrease of $1,373,052 in bonus and profit sharing expense related to the Gemcor II, LLC (Gemcor) exit in early 2016. Gemcor sold its assets in March 2016 and based on our ownership percentage, we received gross cash proceeds of approximately $13.8 million, excluding an escrow receivable, and realized a gain, before income taxes, of approximately $13.2 million from the sale. As a result of this sale, we recognized $1,385,052 under our Profit Sharing Plan during the year ended December 31, 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the year ended December 31, 2017.

Comparison of the years ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015	Increase	% Increase
Total expenses	$3,401,037	$1,817,279	$1,583,758	87%

The increase in operating expenses during 2016 was comprised primarily of a $1,262,552 increase in bonus and profit sharing expense, due to the Gemcor sale in 2016, and a $137,629 increase in professional fees.

Our largest portfolio company, in terms of fair value, Gemcor II, LLC (Gemcor) sold its assets during March 2016 and, based on our ownership percentage, we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,620,063 and included $1,100,000 that continued to be held in escrow at December 31, 2016. The escrow holdback is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow was released during 2017. Related to this asset sale, we accrued $1,270,052 under our Profit Sharing Plan for the year ended December 31, 2016, that is payable to our executive officers. Recording of the profit sharing expense is primarily based on net realized gains, which may be in years subsequent to when the unrealized appreciation is recognized on the underlying investments in the financial statements. This may cause a recognition of profit sharing expense in a period later than when the appreciation is recognized, as was the case in 2016. There were no amounts earned pursuant to the Profit Sharing Plan for the year ended December 31, 2015.

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

Net Realized Gains and Losses on Investments

	December 31, 2017	December 31, 2016	December 31, 2015
Net realized gain (loss) on sales and dispositions, before income tax expense (benefit)	$138,240	$14,138,203	($42,469)

During the year ended December 31, 2017, one of our portfolio companies, Athenex Inc. (Athenex) completed an initial public offering and its common stock became publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. We sold our shares in Athenex and recognized a net realized gain, before income taxes, of $638,240 on the sale of the 46,296 Athenex shares.

In addition, during 2017, we realized a loss of $500,000 on our investment in City Dining Cards (Loupe) when the company ceased operations.

During the first quarter of 2016 our portfolio company, Gemcor II, LLC, sold its assets, and accordingly, we received gross cash proceeds of approximately $14.1 million, excluding amounts held in escrow, and recognized a realized gain, before income taxes, of $14,620,063. The escrow holdback at December 31, 2016 was $1,100,000 and is recorded in “Other Assets” on the accompanying consolidated statement of financial position. The escrow was released during 2017.

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

We recognized a realized loss of $5,394 on an adjustment to the BinOptics Corporation (Binoptics) escrow receivable. At December 31, 2015, the Binoptics escrow receivable was $1,504,854 and was received during 2016.

We realized a loss of $300,000 on our investment in CrowdBouncer, Inc. during the year ended December 31, 2015 when the company ceased operations.

Net (Decrease) Increase in Unrealized Depreciation or Appreciation of Investments

The change in net unrealized depreciation of investments, before income taxes, for the year ended December 31, 2017 was comprised of the following:

December 31, 2017
SciAps, Inc. (Sciaps)	($554,710)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
Intrinsiq Materials, Inc. (Intrinsiq)	(380,000)
Athenex, Inc. (Athenex) reclass to a realized gain	(273,379)
Mercantile Adjustment Bureau, LLC (Mercantile)	(250,000)
BeetNPath, LLC (Beetnpath)	29,723
ACV Auctions, Inc. (ACV)	119,356
Carolina Skiff LLC (Carolina Skiff)	650,000
Knoa Software, Inc. (Knoa)	779,700

($274,708)

The valuations of our investments in Intrinsiq, Mercantile and Teleservices were decreased after we reviewed each portfolio company and its current and projected financial condition and determined that a valuation adjustment was necessary.

In accordance with our valuation policy, we adjusted the value of our investments in ACV, Beetnpath and Sciaps based on a significant equity financing by a new non-strategic outside entity, and consideration of the related affect on the liquidation preferences of our existing investment instrument in each of the companies. In addition, our investments in Carolina Skiff and Knoa were increased based on a financial analysis of each portfolio company indicating improved performance.

The change in net unrealized depreciation of investments, before income taxes, for the year ended December 31, 2016 was comprised of the following:

December 31, 2016
Reclassify Gemcor II, LLC (Gemcor) to a realized gain	($12,775,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(990,680)
Knoa Software, Inc. (Knoa)	(422,800)
OnCore Golf Technology, Inc. (Oncore)	(187,500)
Athenex, Inc. (Athenex)	69,444
Intrinsiq Materials, Inc. (Intrinsiq)	254,329
Carolina Skiff LLC (Carolina Skiff)	500,000

($13,552,207)

During the first quarter of 2016 Gemcor II, LLC sold its assets and we received gross cash proceeds of approximately $14.1 million. The realized gain from the sale, before income taxes, was $14,620,063 and included $1,100,000 that was held in escrow at December 31, 2016 and recorded on the accompanying consolidated statement of financial position in “Other Assets.”

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

The change in net unrealized appreciation of investments, before income taxes, for the year ended December 31, 2015 was comprised of the following:

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

$1,329,759

In December 2015 we entered into an asset purchase agreement under which we agreed to sell Gemcor. The required percentage of Gemcor shareholders ratified and approved the sale in January 2016. The transaction closed in the first quarter of 2016. Based on our ownership of Gemcor, we received gross cash proceeds of approximately $14.1 million at closing, before considering the $1.1 million held in escrow. Additionally, we incurred the related profit sharing expense in the first quarter of 2016. We valued our investment in Gemcor at December 31, 2015 based on an EBITDA multiple which approximated our sales proceeds.

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

The Oncore, Givegab, Mercantile and Knowledge Vision investment values were decreased after we reviewed each of the portfolio company’s commercial progress against their business plans and their past financial performance. These reviews indicated that deterioration of their respective businesses had occurred. If the factors which led to these reductions in valuations are overcome, the valuations may be restored.

The Somerset investment value was decreased during 2015 after a review of the company’s financial performance and the overall weakness in the oil and gas sector.

The First Wave, Intrinsiq, and Teleservices investment values were decreased during 2015 after we reviewed each of the portfolio company’s progress toward commercialization and broad based acceptance of their respective business technologies and services in their respective markets. We also considered in our review the past financial performance of the companies, their forecasted cash needs, and their fundraising plans for 2016 in determining that reductions in values were appropriate. If the factors which led to the reductions in valuations are overcome, the valuations may be restored.

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2017, the net decrease in net assets from operations was ($710,678) as compared with net decrease of ($1,202,683) in 2016 and a net increase of $1,500,219 in 2015.

Liquidity and Capital Resources

Our principal objective is to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and may provide little or no current yield in the form of dividends or interest payments.

As of December 31, 2017, our total liquidity consisted of $6,262,039 in cash.

Net cash used by operating activities has averaged approximately $2,314,000 over the last three years. The average cash used for investments in portfolio companies has averaged approximately $6,084,000 over the last three years. Our cash flow may fluctuate based on the timing of the receipt of dividend income, realized exits and the associated income taxes paid. We will generally use cash to fund our operating expenses and to invest in companies as we build our portfolio. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project. As of December 31, 2017, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022 (See Footnote 5 in the Notes to the Consolidated Financial Statements) our outstanding SBA debt begins to reach maturity and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

During 2017, we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) and began making investments from this SBIC subsidiary. We continue to work with the SBA in determining an optimal structure within the SBA’s regulatory parameters which, once completed, may result in new SBA leverage commitments in 2018.

The following table summarizes the SBA leverage at December 31, 2017 and December 31, 2016:

	12/31/17	12/31/16
Outstanding SBA leverage	$8,000,000	$8,000,000
Outstanding SBA commitment	—	—

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2017. This table does not include any escrow receivable amounts. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings. It does not include any equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2018	2019	2020	2021	2022 and beyond
Scheduled cash receipts from portfolio companies	$5,430,000	$4,123,000	$4,671,000	$1,370,000	$2,719,000

We believe that the cash on hand at December 31, 2017 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2018. We continue to pursue potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows our specified contractual obligations at December 31, 2017. We do not have any capital lease obligations or other long-term liabilities reflected on our statement of financial position.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 yrs
SBA debentures	$8,000,000	$0	$0	$3,000,000	$5,000,000
SBA interest expense	$1,670,000	$283,000	$849,000	$458,000	$80,000
Operating lease obligations (Rent of office space)	$58,320	$19,140	$39,180	$0	$0

Total	$9,728,320	$302,140	$888,180	$3,458,000	$5,080,000

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of equity and debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuations of the equity interests in the portfolio are stated at “fair value” as determined in good faith by our management and approved by our Board of Directors. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies—Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net increase (decrease) in unrealized depreciation or appreciation on investments.”

At times, a portion of our portfolio may include marketable securities traded in the over-the-counter market or on stock exchange. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of December 31, 2017, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2017	2016
ASSETS
Investments at fair value:
Control investments (cost of $ 99,500)	$99,500	$99,500
Affiliate investments (cost of $20,871,129 and $17,589,623, respectively)	17,016,795	13,605,974
Non-affiliate investments (cost of $15,718,690 and $13,941,907, respectively)	15,167,767	13,795,007

Total investments, at fair value (cost of $36,689,319 and $31,631,030, respectively)	32,284,062	27,500,481
Cash	6,262,039	12,280,140
Interest receivable (net of allowance: $161,000)	231,048	324,237
Deferred tax asset	551,863	1,165,164
Prepaid income taxes	762,047	—
Other assets	42,854	1,148,508

Total assets	$40,133,913	$42,418,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,855,173	$7,827,773
Profit sharing and bonus payable	144,000	1,270,052
Income tax payable	—	320,008
Accounts payable and accrued expenses	178,348	324,537
Deferred revenue	37,707	46,797

Total liabilities	8,215,228	9,789,167
Commitments and contingencies (See Note 9)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 at 12/31/17 and 12/31/16	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,597,146)	(1,577,848)
Undistributed net realized gain on investments	27,215,738	27,127,054
Net unrealized depreciation on investments	(3,498,895)	(2,718,831)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share 2017: $5.05, 2016: $5.16)	31,918,685	32,629,363

Total liabilities and stockholders’ equity (net assets)	$40,133,913	$42,418,530

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment income:
Interest from portfolio companies:
Control investments	$—	$11,828	$77,077
Affiliate investments	563,708	403,850	388,135
Non-Control/Non-Affiliate investments	591,608	351,475	225,897

Total interest from portfolio companies	1,155,316	767,153	691,109
Interest from other investments:
Non-Control/Non-Affiliate investments	30,761	45,139	22,048

Total interest from other investments	30,761	45,139	22,048
Dividend and other investment income:
Control investments	—	—	1,735,934
Affiliate investments	233,544	188,908	345,913
Non-Control/Non-Affiliate investments	10,070	4,024	—

Total dividend and other investment income	243,614	192,932	2,081,847

Fee income:
Control investments	—	2,000	8,000
Affiliate investments	8,416	5,862	4,666
Non-Control/Non-Affiliate investments	16,675	18,772	16,667

Total fee income	25,091	26,634	29,333

Total investment income	1,454,782	1,031,858	2,824,337

Operating expenses:
Salaries	661,650	621,749	598,220
Bonus and profit sharing	12,000	1,385,052	122,500
Employee benefits	160,779	174,796	117,937
Directors’ fees	142,499	184,750	129,000
Professional fees	356,936	339,823	202,194
Shareholders and office operating	249,085	227,631	222,431
Insurance	31,876	32,134	32,086
Corporate development	65,202	64,412	62,553
Other operating	20,675	21,414	23,330

	1,700,702	3,051,761	1,510,251
Interest on SBA obligations	310,275	310,276	307,028
Bad debt expense	—	39,000	—

Total expenses	2,010,977	3,401,037	1,817,279

Investment (loss) gain before income taxes	(556,195)	(2,369,179)	1,007,058
Income tax (benefit) expense	(536,897)	(815,911)	164,156

Net investment (loss) gain	(19,298)	(1,553,268)	842,902

Net realized gain (loss) on sales and dispositions of investments:
Control investments	—	14,620,063	—
Affiliate investments	—	(650,000)	(300,000)
Non-Control/Non-Affiliate investments	138,240	168,140	257,531

Net realized gain (loss) on sales and dispositions, before income tax expense (benefit)	138,240	14,138,203	(42,469)
Income tax expense (benefit)	49,556	5,273,550	(14,496)

Net realized gain (loss) on sales and dispositions of investments	88,684	8,864,653	(27,973)
Net (decrease) increase in unrealized depreciation or appreciation on investments:
Control investments	—	(12,775,000)	4,100,000
Affiliate investments	129,315	(846,651)	(2,429,440)
Non-Control/Non-Affiliate investments	(404,023)	69,444	(340,801)

Change in unrealized depreciation or appreciation before income tax expense (benefit)	(274,708)	(13,552,207)	1,329,759
Deferred income tax expense (benefit)	505,356	(5,038,139)	644,469

Net (decrease) increase in unrealized depreciation or appreciation on investments	(780,064)	(8,514,068)	685,290

Net realized and unrealized (loss) gain on investments	(691,380)	350,585	657,317

Net (decrease) increase in net assets from operations	($710,678)	($1,202,683)	$1,500,219

Weighted average shares outstanding	6,321,988	6,325,792	6,328,538
Basic and diluted net (decrease) increase in net assets from operations per share	(0.11)	(0.19)	$0.24

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net assets at beginning of year	$32,629,363	$33,853,660	$32,353,441
Net investment (loss) gain	(19,298)	(1,553,268)	842,902
Net realized gain (loss) on sales and dispositions of investments	88,684	8,864,653	(27,973)
Net (decrease) increase in unrealized depreciation or appreciation on investments	(780,064)	(8,514,068)	685,290

Net (decrease) increase in net assets from operations	(710,678)	(1,202,683)	1,500,219
Purchase of treasury stock	—	(21,614)	—

Total (decrease) increase in net assets	(710,678)	(1,224,297)	1,500,219

Net assets at end of year	$31,918,685	$32,629,363	$33,853,660

Accumulated net investment loss	($1,597,146)	($1,577,848)	($24,580)

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($710,678)	($1,202,683)	$1,500,219
Adjustments to reconcile net (decrease) increase in net assets to net cash (used in) provided by operating activities:
Investments originated	(5,400,000)	(5,883,012)	(6,969,008)
Proceeds from sale of portfolio investments	781,525	15,413,203	648,605
Proceeds from loan repayments	—	416,972	1,315,829
Depreciation and amortization	31,433	33,390	33,051
Original issue discount accretion	(32,129)	(9,996)	(17,339)
Change in interest receivable allowance	—	39,000	(6,311)
Decrease (increase) in unrealized appreciation on investments	274,708	13,552,207	(1,329,759)
Deferred tax expense (benefit)	613,301	(3,526,350)	522,835
Net realized (gain) loss on portfolio investments	(138,240)	(14,138,203)	42,469
Non-cash conversion of debenture interest	(269,445)	(19,252)	(212,426)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	93,189	(148,013)	(43,819)
Decrease (increase) in other assets	1,101,621	450,752	(14,917)
(Increase) decrease in prepaid income taxes	(762,047)	65,228	(65,228)
(Decrease) increase in income taxes payable	(320,008)	320,008	(2,065,795)
(Decrease) increase in profit sharing and bonus payable	(1,126,052)	988,052	(671,490)
(Decrease) increase in accounts payable and accrued liabilities	(146,189)	85,626	(51,735)
(Decrease) increase in deferred revenue	(9,090)	20,867	1,666

Total adjustments	(5,307,423)	7,660,479	(8,883,372)

Net cash (used in) provided by operating activities	(6,018,101)	6,457,796	(7,383,153)
Cash flows from investing activities:
Capital expenditures	—	(837)	(2,769)

Net cash used in investing activities	—	(837)	(2,769)
Cash flows from financing activities:
Purchase of treasury shares	—	(21,614)	—

Net cash used in financing activities	—	(21,614)	—

Net (decrease) increase in cash	(6,018,101)	6,435,345	(7,385,922)

Cash:
Beginning of year	12,280,140	5,844,795	13,230,717

End of year	$6,262,039	$12,280,140	$5,844,795

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 47.5% of net assets: (j)
ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	<1%	$163,000	$282,356	0.9%
Centivo Corporation(e)(n) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care)	$100,000 convertible unsecured note at 2% due February 1, 2019.	7/5/17	0%	100,000	100,000	0.3%
eHealth Global Technologies, Inc. Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	(g) $1,500,000 term note at 10% due September 2, 2019. (n) $2,000,000 term note at 10% due September 2, 2019.	6/28/16	0%	1,500,000 2,000,000	1,500,000 2,000,000	11.0%

	Total eHealth			3,500,000	3,500,000

Empire Genomics, LLC(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,101,489 senior secured convertible term notes at 10% due April 30, 2018. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $65,906.	6/13/14	0%	1,101,489 250,000	1,101,489 250,000	4.2%

	Total Empire			1,351,489	1,351,489

GoNoodle, Inc.(g)(m) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,029,330 25	1,029,330 25	3.2%

	Total GoNoodle			1,029,355	1,029,355

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2017) due January 31, 2018. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests. (i) Interest receivable $55,983.	10/22/12	4%	1,199,040 150,000 97,625	949,040 — —	3.0%

	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC(e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,641,899 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	6.7%

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost		(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	$	— 2,099,999 — 702,732	$11,000 2,165,999 59,000 702,732	9.2%

	Total Rheonix				2,802,731	2,938,731

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares.	4/5/13	4%		500,000 750,000 500,000	731,431 839,648 500,221	6.5%

	Total Social Flow				1,750,000	2,071,300

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%		719,097	500,000	1.6%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software)(e)	Membership Interest.	—	—		310,357	—	0.0%
UStec/Wi3 (Manufacturing)(e)	Common Stock.	—	—		100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments					$15,718,690	$15,167,767

Affiliate Investments – 53.3% of net assets(k)
BeetNPath, LLC (Grainful)(e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units.	10/20/14	9%		$359,000 261,277	$359,000 291,000	2.0%

	Total BeetNPath				620,277	650,000

Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%		15,000	1,750,000	5.5%
ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%		200,000	200,000	0.6%
First Wave Products Group, LLC(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due July 31, 2017. $280,000 junior term notes at 10% due July 31, 2017. Warrant for 41,619 capital securities.	4/19/12	7%		661,563 316,469 22,000	250,000 — —	0.8%

	Total First Wave				1,000,032	250,000

Genicon, Inc. Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	(g) 1,586,902 Series B preferred shares. (g) $2,000,000 promissory note at 8% due May 1, 2020. (g) Warrant for 250,000 common shares. (n) $1,000,000 promissory note at 8% due May 1, 2020. (n) Warrant for 125,000 common shares.	4/10/15	6%		1,000,000 1,936,002 80,000 967,777 40,000	1,000,000 1,936,002 80,000 967,777 40,000	12.6%

	Total Genicon				4,023,779	4,023,779

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
GiveGab, Inc.(e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	6%	$616,221	$424,314	1.3%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.639% Class A membership interest. 8% cumulative dividend.	8/31/99	17%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	400,000	1.3%
Knoa Software, Inc.(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018.	11/20/12	7%	750,000 479,155 48,466	750,000 479,155 48,466	4.0%

	Total Knoa			1,277,621	1,277,621

KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares. $50,000 subordinated promissory note at 8% payable on demand of majority of noteholders after August 31, 2017.	11/13/13	7%	250,000 300,000 165,001 35,000 50,000	— 300,000 165,001 35,000 50,000	1.7%

	Total KnowledgeVision			800,001	550,001

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Microcision LLC(g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest.	9/24/09	15%	1,914,140 —	1,914,140 —	6.0%

	Total Microcision			1,914,140	1,914,140

New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% (10% for calendar year 2017) due January 24, 2018. (i) Interest receivable $50,342.	12/31/14	9%	375,000 300,000	— 300,000	0.9%

	Total OnCore			675,000	300,000

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. 113,636 Series C preferred shares. 369,698 Series C-1 preferred shares.	7/12/13	8%	1,500,000 504,710 250,000 175,000 399,274	700,000 250,000 250,000 175,000 399,274	5.6%

	Total SciAps			2,828,984	1,774,274

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SOMS Technologies, LLC(e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	$472,632	$528,348	1.7%
Teleservices Solutions Holdings, LLC(e)(g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	— — — —	0.0%

	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	(g) 120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. (g) $200,000 subordinated promissory note at 8% due September 28, 2021. (n) 65,790 Series D preferred shares. (n) $750,000 subordinated promissory note at 8% due December 1, 2022.	1/20/15	11%	600,000 200,000 200,000 750,000 750,000	600,000 200,000 200,000 750,000 750,000	7.8%

	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$20,871,129	$17,016,795

Control Investments — 0.3% of net assets(l)
Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS — 101.1%				$36,689,319	$32,284,062

OTHER ASSETS IN EXCESS OF LIABILITIES — (1.1%)					(365,377)

NET ASSETS — 100%					$31,918,685

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2017, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2017, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2 “Investments” to the Consolidated Financial Statements).

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)	As of December 31, 2017, the total cost of investment securities was approximately $36.7 million. Net unrealized depreciation was approximately ($4.4) million, which was comprised of $2.4 million of unrealized appreciation of investment securities and ($6.8) million of unrealized depreciation of investment securities. At December 31, 2017, the aggregate gross unrealized gain for federal income tax purposes was $2.8 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.4) million. The net unrealized loss for federal income tax purposes was ($1.6) million based on a tax cost of $33.9 million.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the year ended December 31, 2017.

(i)	Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Statement of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

(n)	Rand Capital SBIC II, L.P. investment.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)			December 31, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500	$—		$—		$99,500	$—		$—

	Total Control Investments	$99,500	$0		$0		$99,500	—		$0

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units $150,000 convertible promissory note at 8%.	$359,000 — 150,000	$291,000 — —	$	— — (150,000)		$359,000 291,000 0	— — —	$	— — 4,800

	Total BeetNPath	509,000	291,000		(150,000)		650,000	—		4,800

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000	650,000		—		1,750,000	—		178,532
ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	—		—		200,000	—		—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 — —	— — —		— — —		250,000 — —	— — —		— — —

	Total First Wave	250,000	—		—		250,000	—		—

Genicon, Inc.

1,586,902 Series B preferred shares.

$1,100,000 senior term loans at 12%.

$600,000 term loan at 14%.

$2,000,000 promissory note at 8%

$1,000,000 promissory note at 8%

Warrant for 250,000 common shares

Warrant for 125,000 common shares

		1,000,000 1,100,000 600,000 — — — —	— — — 2,016,002 1,007,777 80,000 40,000		— (1,100,000 (600,000 (80,000 (40,000 — —	) ) ) )	1,000,000 — — 1,936,002 967,777 80,000 40,000	— — — — — — —		— 50,234 32,200 129,752 60,860 —

	Total Genicon	2,700,000	3,143,779		(1,820,000)		4,023,779	—		273,046

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	—		—		424,314	—		—
G-TEC Natural Gas Systems	16.639% Class A membership interest. 8% cumulative dividend	100,000	—		—		100,000	—		—
Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000	—		(380,000)		400,000	—		—
Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	— 449,455 48,466	750,000 29,700 —		— — —		750,000 479,155 48,466	— — —		— — 3,877

	Total Knoa	497,921	779,700		—		1,277,621	—		3,877

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. $50,000 subordinated promissory note at 8% Warrant for 46,743 Series A-3 shares.	— 300,000 165,001 — 35,000	— — — 50,000 —		— — — — —		— 300,000 165,001 50,000 35,000	— — — — —		— — — 3,748 —

	Total Knowledge Vision	500,001	50,000		—		550,001	—		3,748

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	—	—		351,477	—	—
Microcision LLC	$1,500,000 subordinated promissory note at 11%.	1,891,964	22,176	—		1,914,140	—	228,239
New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—		22,841	—	28,409

OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	— 300,000	— —	— —		— 300,000	— —	— 29,211

	Total OnCore	300,000	—	—		300,000	—	29,211

SciAps, Inc.

187,500 Series A convertible preferred shares.

274,299 Series A-1 convertible preferred shares.

117,371 Series B convertible preferred shares.

113,636 Series C preferred shares.

369,698 Series C-1 preferred shares.

$200,000 subordinated promissory note at 10%.

$100,000 secured subordinated convertible note at 10%.

		1,000,000 504,710 250,000 — — 200,000 100,000	— — — 175,000 399,274 — —	(300,000 (254,710 — — — (200,000 (100,000	) ) ) )	700,000 250,000 250,000 175,000 399,274 — —	— — — — — — —	— — — — — 4,731 2,376

	Total SciAps	2,054,710	574,274	(854,710)		1,774,274	—	7,107

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—		528,348	—	6,024
Teleservices Solutions Holdings, LLC	250,000 Class B shares. 1,000,000 Class C shares. 80,000 Class D preferred units. 104,198 Class E preferred units.	— 200,000 91,200 104,198	— — — —	— (200,000 ( 91,200 (104,198	) ) )	— — — —	— — — —	— — — —

	Total Teleservices	395,398	—	(395,398)		—	—	—

Tilson Technology Management, Inc.

120,000 Series B preferred shares.

21,391 Series C convertible preferred shares.

$200,000 subordinated promissory note at 8%.

65,790 Series D preferred shares.

$750,000 subordinated promissory note at 8%.

		600,000 200,000 200,000 — —	— — — 750,000 750,000	— — —		600,000 200,000 200,000 750,000 750,000	— — — —	20,000 — 16,000 1,579 5,096

	Total Tilson	1,000,000	1,500,000	—		2,500,000	—	42,675

	Total Affiliate Investments	$13,605,974	$7,010,929	($3,600,108)		$17,016,795	—	$805,668

	Total Control and Affiliate Investments	$13,705,474	$7,010,929	($3,600,108)		$17,116,295	—	$805,668

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Consolidated Schedule of Portfolio Investments and Notes to the Consolidated Financial Statements.

(1)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, and the movement of an existing portfolio company into this category and out of another category.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

(2)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, net increases in unrealized depreciation, net decreases in unrealized appreciation, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in Control or Affiliate categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2017
Healthcare	37.7%
Software	24.7
Manufacturing	19.4
Professional Services	7.7
Consumer Product	4.6
Contact Center	2.9
Oil and Gas	1.6
Electronics	1.1
Marketing	0.3

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments —42.3% of net assets:(j)
ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile auctions for new and used cars. (Software) www.acvauctions.com	118,116 Series A preferred shares.	8/12/16	1%	$163,000	$163,000	0.5%
Athenex, Inc.(e)(g) (Formerly Kinex Pharmaceuticals, Inc.) Buffalo, NY. Specialty pharmaceutical and drug development. (Health Care) www.athenex.com	46,296 common shares.	9/8/14	<1%	143,285	416,664	1.3%
City Dining Cards, Inc. (Loupe)(e)(g) Buffalo, NY. Customer loyalty technology company that helps businesses attract and retain customers. (Software) www.loupeapp.io	9,525.25 Series B preferred shares.	9/1/15	4%	500,000	500,000	1.5%
eHealth Global Technologies, Inc.(g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$1,500,000 term note at 9% due September 2, 2019.	6/28/16	0%	1,500,000	1,500,000	4.6%
Empire Genomics, LLC(e)(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$900,000 senior secured convertible term notes at 10% due April 1, 2017. $250,000 promissory note at 12% due December 31, 2019. (i) Interest receivable $200,339.	6/13/14	0%	900,000 250,000	900,000 250,000	3.5%

	Total Empire			1,150,000	1,150,000

GoNoodle, Inc.(g) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)). Warrant for 47,324 Series C Preferred shares.	2/6/15	<1%	1,019,101 25	1,019,101 25	3.1%

	Total GoNoodle			1,019,126	1,019,126

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,099,039 subordinated secured note at 13% (3% for the calendar year 2016) due October 30, 2017. (e) $150,000 subordinated debenture at 8% due June 30, 2018. Warrant for 3.29% membership interests. Option for 1.5% membership interests.	10/22/12	4%	1,090,690 150,000 97,625	1,090,690 0 0	3.3%

	Total Mercantile			1,338,315	1,090,690

Outmatch Holdings, LLC(e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,446,199 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	6.6%

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost		(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares. (g) 1,839,422 Series A preferred shares. (g) 50,593 common shares. (g) 589,420 Series B preferred shares.	10/29/09	4%	$	— 2,099,999 — 702,732	$11,000 2,165,999 59,000 702,732	9.0%

	Total Rheonix				2,802,731	2,938,731

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares. 1,204,819 Series B-1 preferred shares. 717,772 Series C preferred shares.	4/5/13	4%		500,000 750,000 500,000	731,431 839,648 500,221	6.3%

	Total Social Flow				1,750,000	2,071,300

Somerset Gas Transmission Company, LLC(e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%		719,097	500,000	1.5%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software)(e)	Membership Interest.	—	—		310,357	—	0.0%
UStec/Wi3 (Manufacturing)(e)	Common Stock.	—	—		100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments					$13,941,907	$13,795,007

Affiliate Investments — 41.7% of net assets(k)
BeetNPath, LLC (Grainful)(e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8% due September 1, 2017.	10/20/14	9%		359,000 150,000	359,000 150,000	1.6%

	Total BeetNPath				509,000	509,000

Carolina Skiff LLC(g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%		15,000	1,100,000	3.4%
ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%		200,000	200,000	0.6%
First Wave Products Group, LLC(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due January 31, 2017. $280,000 junior term notes at 10% due January 31, 2017. Warrant for 41,619 capital securities.	4/19/12	7%		661,563 316,469 22,000	250,000 0 0	0.8%

	Total First Wave				1,000,032	250,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Genicon, Inc.(g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares. $1,100,000 promissory note at 12% due April 1, 2019. $600,000 promissory note at 14% due March 31, 2018.	4/10/15	6%	$1,000,000 1,100,000 600,000	$1,000,000 1,100,000 600,000	8.3%

	Total Genicon			2,700,000	2,700,000

GiveGab, Inc.(e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	7%	616,221	424,314	1.3%
G-TEC Natural Gas Systems(e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.930% Class A membership interest. 8% cumulative dividend.	8/31/99	18%	400,000	100,000	0.3%
Intrinsiq Materials, Inc.(e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	780,000	2.4%
Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8% due May 9, 2018.	11/20/12	7%	750,000 479,155 48,466	0 449,455 48,466	1.5%

	Total Knoa			1,277,621	497,921

KnowledgeVision Systems, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	11/13/13	7%	250,000 300,000 165,001 35,000	0 300,000 165,001 35,000	1.5%

	Total KnowledgeVision			750,001	500,001

Mezmeriz, Inc.(e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Microcision LLC(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024. 15% Class A common membership interest.	9/24/09	15%	1,891,964 —	1,891,964 —	5.8%

	Total Microcision			1,891,964	1,891,964

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	$22,841	$22,841	0.1%
OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Maker of patented hollow-metal core golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% due January 24, 2017.	12/31/14	7%	375,000 300,000	0 300,000	0.9%

	Total OnCore			675,000	300,000

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares. 274,299 Series A-1 convertible preferred shares. 117,371 Series B convertible preferred shares. $200,000 subordinated convertible note at 10% due April 8, 2017. $100,000 secured subordinated convertible note at 10% due December 31, 2017.	7/12/13	9%	1,500,000 504,710 250,000 200,000 100,000	1,000,000 504,710 250,000 200,000 100,000	6.3%

	Total SciAps			2,554,710	2,054,710

SOMS Technologies, LLC(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.6%
Teleservices Solutions Holdings, LLC(e)(g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units. 1,000,000 Class C preferred units. 80,000 Class D preferred units. 104,198 Class E preferred units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	0 200,000 91,200 104,198	1.2%

	Total Teleservices			1,636,078	395,398

Tilson Technology Management, Inc.(g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares. 21,391 Series C convertible preferred shares. $200,000 subordinated promissory note at 8% due September 28, 2021.	1/20/15	8%	600,000 200,000 200,000	600,000 200,000 200,000	3.1%

	Total Tilson			1,000,000	1,000,000

Subtotal Affiliate Investments				$17,589,623	$13,605,974

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

(a) Company, Geographic Location, Business Description, (Industry) and Website	Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments — 0.3% of net assets(l)
Advantage 24/7 LLC(e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS — 84.3%				$31,631,030	$27,500,481

OTHER ASSETS IN EXCESS OF LIABILITIES — 15.7%					5,128,882

NET ASSETS — 100%					$32,629,363

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)	At December 31, 2016, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

(b)	The Date Acquired column indicates the year in which the Corporation first acquired an investment in the company or a predecessor company.

(c)	Each equity percentage estimates the Corporation’s ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.

(d)	The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2016, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the month. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2 “Investments” to the Consolidated Financial Statements).

(e)	These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)	As of December 31, 2016, the total cost of investment securities was approximately $31.6 million. Net unrealized depreciation was approximately ($4.1) million, which was comprised of $1.9 million of unrealized appreciation of investment securities and ($6.0) million of unrealized depreciation of investment securities. At December 31, 2016, the aggregate gross unrealized gain for federal income tax purposes was $2.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.4) million. The net unrealized loss for federal income tax purposes was ($3.3) million based on a tax cost of $30.8 million.

(g)	Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal repayments during the three months ended December 31, 2016.

(i)	Represents interest due (amounts over $50,000 net of reserves) from investment included as interest receivable on the Corporation’s Statement of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k)	Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l)	Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

(m)	Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)		Gross Reductions (2)			December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:

Advantage 24/7 LLC	53% Membership interest.	$99,500		$—		$—		$99,500		$—
Gemcor II, LLC	$1,000,000 subordinated promissory note at 15%. 31.25 membership units. Escrow receivable due from sale of business.	416,972 13,400,000 —		— — —		(416,972 (13,400,000 —	) )	— — —		11,828 2,000 —

	Total Gemcor	13,816,972		—		(13,816,972)		—		13,828

	Total Control Investments	$13,916,472		$0		($13,816,972)		$99,500		$13,828

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. $150,000 convertible promissory note at 8%.	$359,000 —	$	— 150,000	$	— —		$359,000 150,000	$	— 6,477

	Total BeetNPath	359,000		150,000		—		509,000		6,477

Carolina Skiff LLC	6.0825% Class A common membership interest.	600,000		500,000		—		1,100,000		131,785
ClearView Social, Inc.	312,500 Series seed plus preferred shares.	—		200,000		—		200,000		—
First Wave Products Group, LLC	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities.	250,000 — —		— — —		— — —		250,000 — —		834 — —

	Total First Wave	250,000		—		—		250,000		834

Genicon, Inc.	1,586,902 Series B preferred shares. $1,100,000 senior term loans at 12%. $600,000 term loan at 14%.	1,000,000 — —		— 1,100,000 600,000		— — —		1,000,000 1,100,000 600,000		3,028 109,700 28,700

	Total Genicon	1,000,000		1,700,000		—		2,700,000		141,428

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314		—		—		424,314		—
G-TEC Natural Gas Systems	17.845% Class A membership interest. 8% cumulative dividend.	100,000		—		—		100,000		—
Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares. $95,000 convertible promissory note at 8%.	— 95,000		780,000 —		— (95,000)		780,000 —		— 6,689

	Total Intrinsiq	95,000		780,000		(95,000)		780,000		6,689

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares. 1,876,922 Series B preferred shares. $48,466 convertible promissory note at 8%.	381,503 490,752 —		— — 48,466		(381,503 ( 41,297 —	) )	— 449,455 48,466		— — 2,499

	Total Knoa	872,255		48,466		(422,800)		497,921		2,499

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2016 (Continued)

Company	Type of Investment	December 31, 2015 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2016 Fair Value	Amount of Interest/ Dividend/ Fee Income (3)
Affiliate Investments:
KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares. 214,285 Series A-2 preferred shares. 129,033 Series A-3 preferred shares. Warrant for 46,743 Series A-3 shares.	— 300,000 165,001 35,000	— — — —	— — — —		— 300,000 165,001 35,000	— — — —

	Total Knowledge Vision	500,001	—	—		500,001	—

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	—	—		351,477	—
Microcision LLC	$1,500,000 subordinated promissory note at 11%. 15% Class A common membership interest.	1,891,964 —	— —	— —		1,891,964 —	211,269 —

	Total Microcision	1,891,964	—	—		1,891,964	211,269

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—		22,841	29,409
OnCore Golf Technology, Inc.	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6%.	187,500 150,000	— 150,000	(187,500 —)		— 300,000	— 17,186

	Total OnCore	337,500	150,000	(187,500)		300,000	17,186

Rheonix, Inc.	9,676 common shares. 1,839,422 Series A preferred shares. 50,593 common shares. 589,420 Series B preferred shares.	11,000 2,165,999 59,000 702,732	— — — —	(11,000 (2,165,999 (59,000 (702,732	) ) ) )	— — — —	— — — —

	Total Rheonix	2,938,731	—	(2,938,731)		—	—

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2017, 2016, 2015, 2014 and 2013

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	2017	2016	2015	2014	2013
Per Share Data:
Income from investment operations(1):
Investment income	$0.23	$0.16	$0.45	$0.40	$0.38
Expenses	0.32	0.54	0.29	0.39	0.37

Investment (loss) gain before income taxes	(0.09)	(0.38)	0.16	0.01	0.01
Income tax (benefit) expense	(0.09)	(0.13)	0.02	0.01	(0.01)

Net investment (loss) gain	(0.00)	(0.25)	0.14	0.00	0.02
Purchase of treasury stock(2)	0.00	0.00	0.00	0.02	0.04
Net realized and unrealized (loss) gain on investments	(0.11)	0.06	0.10	0.71	0.42

(Decrease) increase in net asset value	(0.11)	(0.19)	0.24	0.73	0.48
Net asset value, beginning of year, based on weighted average shares	5.16	5.35	5.11	4.38	3.90

Net asset value, end of year, based on weighted average shares	$5.05	$5.16	$5.35	$5.11	$4.38

Per share market value, end of year	$3.02	$3.16	$3.77	$4.09	$3.07

Total return based on market value	(4.43%)	(16.1%)	(7.8%)	33.2%	31.2%
Total return based on net asset value	(2.18%)	(3.62%)	4.64%	15.26%	8.87%
Supplemental Data:
Ratio of expenses before income taxes to average net assets	6.23%	10.23%	5.49%	8.27%	8.76%
Ratio of expenses including taxes to average net assets	6.29%	8.48%	7.89%	16.28%	14.03%
Ratio of net investment (loss) gain to average net assets	(0.06%)	(3.62%)	2.55%	0.07%	0.57%
Portfolio turnover	18.1%	18.4%	21.4%	21.5%	17.9%
Net assets end of year	$31,918,685	$32,629,363	$33,853,660	$32,353,441	$28,069,332
Weighted average shares outstanding, end of year	6,321,988	6,325,792	6,328,538	6,391,175	6,513,385

(1)	Per share data are based on shares outstanding and results are rounded.

(2)	Net increase is due to purchase of common stock at prices less than beginning of period net asset value per share.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. During 2017, we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) and began making investments from this SBIC subsidiary. The following discussion describes the operations of Rand and its wholly-owned subsidiaries Rand SBIC and Rand SBIC II (collectively, the “Corporation”).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair Value of SBA Debentures – In September 2017, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.518%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.322%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act “Control Investments” are investments in companies that the Corporation is deemed to “Control” if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qualifying Assets – All of the Corporation’s investments have been made in privately held small business enterprises, that were not investment companies, were principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $24,091, $22,634 and $18,333 for the years ended December 31, 2017, 2016 and 2015, respectively and is estimated to be approximately $21,000 in 2018, $15,000 in 2019 and $2,000 in 2020. The board fees were $1,000, $4,000 and $11,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments – Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. Proceeds held in escrow are reported in other assets. The cost of securities that have, in management’s judgment, become worthless are written off and reported as realized losses when appropriate. Unrealized appreciation or depreciation reflects the difference between the valuation of the investments and the cost basis of the investments.

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $32,129, $9,996 and $17,339 in OID income for the years ended December 31, 2017, 2016 and 2015, respectively. OID income is estimated to be approximately $41,000 for 2018.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 5 “SBA Debenture Obligations”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $27,400 for each of the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average $26,000 per year.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information – Income taxes paid during the years ended December 31, 2017, 2016 and 2015 amounted to $486,769, $2,560,614 and $2,402,317, respectively. Interest paid during the years ended December 31, 2017, 2016 and 2015 was $282,875, $283,650 and $269,066, respectively. During 2017, 2016 and 2015, the Corporation converted $269,445, $19,252 and $212,426, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments. During the year ended December 31, 2016, the Corporation recorded one escrow receivable for $1,100,000 from the sale of Gemcor II LLC, which was collected during 2017. During the year ended December 31, 2016, the Corporation collected $1,510,248 in escrow receivable from BinOptics Corporation. During 2015, the Corporation collected $32,962 in escrow receivable from Ultra-Scan Corporation.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. Management does not anticipate non-performance by the banks.

As of December 31, 2017, 47% of the Corporation’s total investment value was held in debt and equity securities of five portfolio companies. As of December 31, 2016, 43% of the Corporation’s total investment value was held in debt and equity securities in five portfolio companies.

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

SBA Debenture – The Corporation had $8,000,000 in outstanding SBA debentures at December 31, 2017 and December 31, 2016 with a weighted average interest rate of 3.54% as of December 31, 2017. The $8,000,000 in outstanding SBA debentures matures from 2022 through 2025.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a requirement of being licensed the SBA, Rand SBIC has accepted the SBA’s standard default language which states that Rand SBIC has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include automatic consent to the appointment of the SBA or its designee as receiver under Section 311(c) of the Small Business Investment Act of 1958.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than cost given the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no Level 1 investments as of December 31, 2017.

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

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic, unrelated, new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For recent investments of less than one year old, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair market value inputs are identified causing the Corporation to depart from this basis.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2017:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$25	$2,145,496	$5,792,387	$7,937,908

Non-Control/Non-Affiliate Debt	$949,040	2,380,819	3,500,000	400,000	7,229,859

Total Non-Control/ Non-Affiliate	$949,040	$2,380,844	$5,645,496	$6,192,387	$15,167,767

Affiliate Equity	$4,420,000	$22,841	$5,156,092	$1,001,477	$10,600,410

Affiliate Debt	5,767,919	—	98,466	550,000	6,416,385

Total Affiliate	$10,187,919	$22,841	$5,254,558	$1,551,477	$17,016,795

Control Equity	$—	$—	$99,500	$—	$99,500

Control Debt	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$99,500

Total Level 3 Investments	$11,136,959	$2,403,685	$10,999,554	$7,743,864	$32,284,062

Range	4X-9X	1X	0.5X-6.2X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.8X	1X	2.3X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2017:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	10,096,244	—	—	10,096,244
Equity investments	18,637,818	—	—	18,637,818

Total	$32,284,062	$—	$—	$32,284,062

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481
Realized Loss included in net change in net assets from operations:
City Dining Cards, Inc. (Loupe)	—	—	(500,000)	(500,000)

Total Realized Loss	—	—	(500,000)	(500,000)
Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
BeetNPath, LLC (Beetnpath)	—	—	29,723	29,723
Carolina Skiff LLC (Carolina Skiff)	—	—	650,000	650,000
Intrinsiq Material, Inc. (Intrinsiq)	—	—	(380,000)	(380,000)
Knoa Software, Inc. (Knoa)	—	—	779,700	779,700
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)
SciAps, Inc. (Sciaps)	—	—	(554,710)	(554,710)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(395,398)	(395,398)

Total Unrealized Gains and Losses	—	(250,000)	248,671	(1,329)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Beetnpath	—	100,000	11,277	111,277
Centivo Corporation (Centivo)	—	100,000	—	100,000
eHealth Global Technologies, Inc. (eHealth)	2,000,000	—	—	2,000,000
Empire Genomics, LLC (Empire Genomics)	—	201,489	—	201,489
Genicon, Inc. (Genicon)	300,000	903,779	120,000	1,323,779
GoNoodle, Inc. (GoNoodle)	—	10,229	—	10,229
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—	—	50,000
Mercantile	—	108,350	—	108,350
Microcision LLC (Microcision)	—	22,176	—	22,176
Sciaps	—	—	274,274	274,274
Tilson Technology Management, Inc. (Tilson)	—	750,000	750,000	1,500,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,350,000	2,196,023	1,155,551	5,701,574

Transfers within Level 3	(2,000,000)	1,450,000	550,000	—
Transfers out of Level 3	—	—	(416,664)	(416,664)

Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062

Decrease in unrealized depreciation on investments for the period included in changes in net assets				($274,708)
Net realized gain on investments for the period included in changes in net assets				$138,240

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2016:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Approach Liquidation Method	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$2,571,325	$6,163,891	$—	8,735,216

Non-Control/Non-Affiliate Debt	$1,090,690	—	3,669,101	—	300,000	5,059,791

Total Non-Control/Non-Affiliate	$1,090,690	$—	$6,240,426	$6,163,891	$300,000	$13,795,007

Affiliate Equity	$2,023,746	$22,841	$3,163,166	$2,755,791	$800,000	$8,765,544

Affiliate Debt	1,891,964	—	1,048,466	1,700,000	200,000	4,840,430

Total Affiliate	$3,915,710	$22,841	$4,211,632	$4,455,791	$1,000,000	$13,605,974

Control Equity	$—	$—	$99,500	$—	$—	$99,500

Control Debt	—	—	—	—	—	—

Total Control	$—	$—	$99,500	$—	$—	$99,500

Total Level 3 Investments	$5,006,400	$22,841	$10,551,558	$10,619,682	$1,300,000	$27,500,481

Range	4.8X-6.7X	1X	0.5X-10.3X	Not Applicable	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Asset Value
Weighted Average	5.9X	1X	3.5X	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2016:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,200,000	$—	$—	$3,200,000
Debt investments	6,700,221	—	—	6,700,221
Equity investments	17,600,260	—	—	17,600,260

Total	$27,500,481	$—	$—	$27,500,481

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2015, of Level 3 Assets	$416,972	$5,076,632	$31,338,796	$36,832,400

Realized Gains included in net change in net assets from operations:
Gemcor II, LLC (Gemcor)	—	—	14,620,063	14,620,063
Statisfy, Inc. (Statisfy)	—	—	(650,000)	(650,000)

Total Realized Gains	—	—	13,970,063	13,970,063
Unrealized Gains and Losses included in net change in net assets from operations:
Athenex, Inc. (Athenex)	—	—	69,444	69,444
Carolina Skiff LLC (Carolina Skiff)	—	—	500,000	500,000
Gemcor II, LLC (Gemcor)	—	—	(12,775,000)	(12,775,000)
Intrinsiq Material, Inc. (Intrinsiq)	—	—	254,329	254,329
Knoa Software, Inc. (Knoa)	—	—	(422,800)	(422,800)
OnCore Golf Technology, Inc. (Oncore Golf)	—	—	(187,500)	(187,500)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(990,680)	(990,680)

Total Unrealized Gains and Losses	—	—	(13,552,207)	(13,552,207)
Purchases of Securities/Changes to Securities/Non-cash conversions:
ACV Auctions, Inc. (ACV Auctions)	—	—	163,000	163,000
BeetNPath, LLC (Beetnpath)	—	150,000	—	150,000
ClearView Social, Inc. (Clearview Social)	—	—	200,000	200,000
eHealth Global Technologies, Inc. (eHealth)	1,500,000	—	—	1,500,000
Empire Genomics, LLC (Empire Genomics)	—	550,000	—	550,000
Genicon, Inc. (Genicon)	1,700,000	—	—	1,700,000
GoNoodle, Inc. (GoNoodle)	—	10,127	—	10,127
Intrinsiq	—	—	430,671	430,671
Knoa Software, Inc. (Knoa)	—	48,466	—	48,466
Mercantile Adjustment Bureau, LLC (Mercantile)	—	9,996	—	9,996
Oncore Golf	—	150,000	—	150,000
PostProcess Technologies, Inc. (Post Process)	—	300,000	—	300,000
SciAps, Inc. (Sciaps)	—	300,000	—	300,000
Tilson Technology Management, Inc. (Tilson)	—	200,000	200,000	400,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	3,200,000	1,718,589	993,671	5,912,260
Repayments and Sale of Securities:
Gemcor	(416,972)	—	(15,245,063)	(15,662,035)

Total Repayments and Sale of Securities	(416,972)	—	(15,245,063)	(15,662,035)

Transfers within Level 3	—	(95,000)	95,000	—

Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481

Decrease in unrealized appreciation on investments for the period included in changes in net assets				($13,552,207)
Net realized gain on investments for the period included in changes in net assets				$14,138,203

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. – OTHER ASSETS

Other assets was comprised of the following at December 31:

	2017	2016
Dividend receivable	$37,160	$34,101
Operating receivables	3,204	1,126
Equipment (net)	2,490	6,523
Escrow receivable from Gemcor II LLC (Gemcor)	—	1,100,000
Prepaid expenses	—	6,758

Total other assets	$42,854	$1,148,508

During 2016, Gemcor II, LLC sold its assets, and a portion of the proceeds were held in escrow at December 31, 2016 and collected during 2017.

NOTE 4. – INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2017 and 2016 are approximately as follows:

	2017	2016
Operations	($134,000)	$328,000
Investments	638,000	830,000
NOL & tax credit carryforwards	91,000	51,000
Valuation allowance	(43,000)	(44,000)

Deferred tax asset, net	$552,000	$1,165,000

The major temporary differences cited above include differences in the book and tax bases of the Corporation’s portfolio company investments, as well as unrealized gains and losses on corporate investments that will be taxed when realized in future years. The Corporation assesses the recoverability of its deferred tax assets annually to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. Based on this assessment, it was determined that a valuation allowance was necessary against the deferred tax asset relating to certain state net operating loss carryforwards (NOL).

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% effective January 1, 2018. The impact of the re-measurement on the Corporation’s net deferred tax asset, as of December 31, 2017, was approximately $346,000 in additional income tax expense. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation.

Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the statements of operations are as follows for the years ended December 31:

	2017	2016	2015
Current:
Federal	($490,730)	$2,571,560	$257,279
State	(104,556)	374,290	14,015

	(595,286)	2,945,850	271,294

Deferred:
Federal	601,777	(3,151,558)	320,546
State	11,524	(374,792)	202,289

	613,301	(3,526,350)	522,835

Total	$18,015	($580,500)	$794,129

A reconciliation of the (benefit) expense for income taxes at the federal statutory rate to the expense reported is as follows:

	2017	2016	2015
Net investment (loss) gain, realized gain and unrealized (loss) gain before income tax expense	($692,663)	($1,783,183)	$2,294,348

Expected tax (benefit) expense at statutory rate	($235,505)	($606,282)	$780,078
State - net of federal effect	(59,906)	(2,586)	142,459
Pass-through expense (benefit) from portfolio investment	(3,536)	31,213	(135,262)
Dividend received deduction	(11,659)	(15,368)	(4,977)
Federal Act Rate Change	346,292	0	0
Other	(17,671)	12,523	11,831

Total	$18,015	($580,500)	$794,129

At December 31, 2017 and 2016, the Corporation had no federal net operating loss carryforwards or capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $837,526 and $671,184 at December 31, 2017 and 2016, respectively. The related deferred tax asset has a valuation allowance of $43,000 and $44,000 at December 31, 2017 and 2016 on the Pennsylvania net operating loss, which is not expected to be utilized. For state tax purposes the Corporation has a Georgia Employer’s Jobs Tax Credit carryforward of $41,165 and $30,568 at December 31, 2017 and 2016 and this credit expires in the next five to ten years.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014 through 2017. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2014 through 2017.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2017, 2016 and 2015 were de minimus and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2017, 2016, and 2015.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2017 and 2016, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $8,000,000. The weighted average interest rate at December 31, 2017 was 3.54%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge of 0.804%. The debentures have fixed interest rates and a 10 year maturity date. As of December 31, 2017, no additional leverage is available from the SBA.

The debentures outstanding at December 31, 2017 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000

Total Outstanding	$8,000,000

The Corporation was required to pre-pay the SBA a commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. There were no commitment and leverage draw fees paid during the years ended December 31, 2017, 2016 or 2015.

Rand SBIC has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include an automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Act.

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction from the related debt liability.

	December 31, 2017	December 31, 2016
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(144,827)	(172,227)

Debentures guaranteed by the SBA, net	$7,855,173	$7,827,773

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2017 and 2016, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 26, 2017, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 26, 2018 at prices that are no greater than the then current net asset value. No shares were repurchased during the year ended December 31, 2017. During 2016, the Corporation repurchased 6,550 shares for $21,615 and paid an average of $3.30 per share. At December 31, 2017, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of change in equity accounts:

	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation or Appreciation on Investments
Balance, December 31, 2015	($24,580)	$18,262,401	$5,795,237

Net (decrease) increase in net assets from operations	(1,553,268)	8,864,653	(8,514,068)

Balance, December 31, 2016	($1,577,848)	$27,127,054	($2,718,831)

Net (decrease) increase in net assets from operations	(19,298)	88,684	(780,064)

Balance, December 31, 2017	($1,597,146)	$27,215,738	($3,498,895)

NOTE 7. – STOCK OPTION PLANS

In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”) that provides for the award of options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of December 31, 2017, 2016 and 2015, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation (See Note 8).

NOTE 8. – EMPLOYEE BENEFIT PLANS

The Corporation has a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provides a base contribution of 1% for eligible employees and also provides up to 5% matching contributions. The employer contributions to the 401K Plan amounted to $29,199, $39,673 and $44,793 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Corporation recorded expenses of $0, $1,270,052 and $0 under the Plan for the years ended December 31, 2017, 2016 and 2015, respectively. Included in the profit sharing and bonus payable line on the accompanying statement of financial position at December 31, 2017 is $132,000 to be paid to the executive officers for the escrow receivable collected in 2017. This amount will be paid in 2018. Estimated payroll taxes and benefits on the profit sharing have been accrued. The amounts approved do not exceed the defined limits.

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. – COMMITMENTS AND CONTINGENCIES

The Corporation has a lease for office space which expires in December 2020. Rent expense under this operating lease for the years ended December 31, 2017, 2016 and 2015 was $19,800, $19,500 and $19,200, respectively. The operating lease obligations are approximately as follows:

Year	Amount
2018	19,100
2019	19,400
2020	19,700

Total	$58,200

On March 2, 2017, the Corporation filed with the Securities and Exchange Commission (SEC) certain Change in Control Agreements, which have been executed with each of its named executive officers, (“NEOs”), which provide each NEO with certain financial benefits in the event that (i) such NEO’s employment is terminated without cause (as defined in the Change in Control Agreement) in connection with, or within eighteen months after, a Change in Control (as defined in the Change in Control Agreement) of the Corporation or (ii) such NEO terminates his employment in connection with, or within eighteen months after, a Change in Control for good reason (as defined in the Change in Control Agreement). Upon the occurrence of such events, each Change in Control Agreement provides for a lump sum payment to the NEO in an amount equal to (i) one (1.0) times such NEO’s annual base salary then in effect plus (ii) the average of the annual incentive bonuses and profit sharing payments earned by such NEO for the last five fiscal years ended prior to such NEO’s employment termination date. However, the amount of the payment to any NEO cannot exceed (and will be reduced in order not to exceed) 1.5% of the total equity capitalization of the Corporation implied by the Change in Control event.

NOTE 10. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2017
Investment income	$379,987	$397,019	$349,139	$328,637
Net increase (decrease) in net assets from operations	$226,209	$57,931	($635,337)	($359,481)
Basic and diluted net increase (decrease) in net assets per share from operations	$0.04	$0.01	($0.10)	($0.06)
2016
Investment income	$301,335	$315,886	$220,506	$194,131
Net decrease in net assets from operations	($215,771)	($571,300)	($198,092)	($217,520)
Basic and diluted net decrease in net assets per share from operations	($0.03)	($0.09)	($0.03)	($0.04)

RAND CAPITAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2017	2016	2015
Balance at beginning of year	($161,000)	($122,000)	($128,311)
Provision for losses	—	(39,000)	—
Write offs/Recoveries	—	—	6,311

Balance at end of year	($161,000)	($161,000)	($122,000)

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2017

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
eHealth Global Technologies, Inc. (eHealth)	$2,000,000	—
Tilson Technology Management, Inc. (Tilson)	1,500,000	—
Genicon, Inc. (Genicon)	1,300,000	—
SciAps, Inc. (Sciaps)	250,000	—
BeetNPath, LLC (Beetnpath)	100,000	—
Centivo Corporation (Centivo)	100,000	—
Mercantile Adjustment Bureau, LLC (Mercantile)	100,000	—
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—

Total of new investments	5,400,000	—
Other changes to investments:
Empire Genomics, LLC (Empire Genomics) interest conversion	201,489	—
Sciaps interest conversion	24,274	—
Genicon OID amortization	23,779	—
Microcision LLC (Microcision) interest conversion	22,176	—
Beetnpath interest conversion	11,277	—
GoNoodle, Inc. (GoNoodle) interest conversion	10,229	—
Mercantile OID amortization	8,350	—

Total of other changes to investments	301,574	—
Investments repaid, sold or liquidated:
Athenex Inc. (Athenex) sold shares	(143,285)	638,240
City Dining Cards, Inc. (Loupe) realized loss	(500,000)	(500,000)

Total investments repaid, sold or liquidated	(643,285)	138,240

Net change in investments, at cost	$5,058,289	$138,240

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements, and the financial highlights schedule for each of the five years in the period ended December 31, 2017 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for each of the five years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and the financial highlights schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements and financial highlights schedule based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2017 and 2016, by correspondence with portfolio companies and custodian(s); when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the investment securities included in the consolidated financial statements valued at $32,284,062 (101% of net assets) and $27,500,481 (84% of net assets) as of December 31, 2017 and 2016, respectively, include securities valued at $32,284,062 and $27,500,481, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair value. The fair value estimates are then approved by the Board of Directors. We have reviewed the procedures used by management in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. Those estimated values may differ from the values that would have been used had a ready market for the investments existed.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2017 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2017 is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Corporation’s auditor since 2003.

Buffalo, New York

March 8, 2018

Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.     The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2017. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2017.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report.

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

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1--ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” and “Section 16(a) Beneficial Ownership Compliance” provided in the Corporation’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2018 Proxy Statement”).

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2018 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2018 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2018 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14.     Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2018 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANT (“INDEPENDENT ACCOUNTANT”) FEES”.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Statements of Financial Position as of December 31, 2017 and 2016

Statements of Operations for the three years in the period ended December 31, 2017

Statements of Changes in Net Assets for the three years in the period ended December 31, 2017

Statements of Cash Flows for the three years in the period ended December 31, 2017

Schedule of Portfolio Investments as of December 31, 2017

Schedule of Portfolio Investments as of December 31, 2016

Financial Highlights Schedule for the five years in the period ended December 31, 2017

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2017

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the Note 11 to the consolidated financial statements.

(b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(3.1)(ii)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the Securities Exchange Commission on November 2, 2016. (File No. 814-00235).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(10.2)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed by the NY Department of State on 12/18/08 – incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(10.3)	Rand Capital Corporation Amended and Restated Profit Sharing Plan applicable to Rand Capital SBIC, Inc. – incorporated by reference to Exhibit 7 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).*

(10.4)	Change in Control Agreement, dated as of March 1, 2017, by and between the Corporation and Allen F. Grum, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017. (File No. 814-00235).*

(10.5)	Change in Control Agreement, dated as of March 1, 2017, by and between the Corporation and Daniel P. Penberthy, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2017. (File No. 814-00235).*

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.

* Management	contract or compensatory plan.

Item 16.    Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 8, 2018	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum / President	March 8, 2018

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Treasurer	March 8, 2018

(iii) Directors:

/s/ Allen F. Grum Allen F. Grum / Director	March 8, 2018

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 8, 2018

/s/ Ross B. Kenzie Ross B. Kenzie / Director	March 8, 2018

/s/ Reginald B. Newman II Reginald B. Newman II / Director	March 8, 2018

/s/ Jayne K. Rand Jayne K. Rand / Director	March 8, 2018

/s/ Robert M. Zak Robert M. Zak / Director	March 8, 2018