Form 10-Q
period 2018-03-31
RAND CAPITAL CORP
filed 2018-05-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2018 (Unaudited)	December 31, 2017
ASSETS
Investments at fair value:
Control investments (cost of $99,500)	$99,500	$99,500
Affiliate investments (cost of $21,086,529 and $20,871,129, respectively)	16,982,195	17,016,795
Non-affiliate investments (cost of $15,900,940 and $15,718,690, respectively)	15,148,528	15,167,767

Total investments, at fair value (cost of $37,086,969 and $36,689,319, respectively)	32,230,223	32,284,062
Cash	5,499,266	6,262,039
Interest receivable (net of allowance: $206,900 at 3/31/18; $161,000 at 12/31/17)	168,129	231,048
Deferred tax asset	656,268	551,863
Prepaid income taxes	797,422	762,047
Other assets	82,247	42,854

Total assets	$39,433,555	$40,133,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,862,023	$7,855,173
Profit sharing and bonus payable	—	144,000
Accounts payable and accrued expenses	119,739	178,348
Deferred revenue	53,521	37,707

Total liabilities	8,035,283	8,215,228
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,770,475)	(1,597,146)
Undistributed net realized gain on investments	27,215,738	27,215,738
Net unrealized depreciation on investments	(3,845,979)	(3,498,895)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $4.97 at 3/31/18; $5.05 at 12/31/17)	31,398,272	31,918,685

Total liabilities and stockholders’ equity (net assets)	$39,433,555	$40,133,913

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Investment income:
Interest from portfolio companies:
Affiliate investments	$147,036	$136,757
Non-Control/Non-Affiliate investments	150,312	109,334

Total interest from portfolio companies	297,348	246,091

Interest from other investments:
Non-Control/Non-Affiliate investments	5,110	10,975

Total interest from other investments	5,110	10,975

Dividend and other investment income:
Affiliate investments	50,783	62,373
Non-Control/Non-Affiliate investments	3,382	2,512

Total dividend and other investment income	54,165	64,885

Fee income:
Affiliate investments	3,167	917
Non-Control/Non-Affiliate investments	3,019	5,769

Total fee income	6,186	6,686

Total investment income	362,809	328,637

Expenses:
Salaries	169,874	165,413
Employee benefits	63,745	52,370
Directors’ fees	34,875	34,875
Professional fees	101,687	84,002
Stockholders and office operating	64,439	67,210
Insurance	11,988	11,302
Corporate development	15,796	21,708
Other operating	2,691	1,960

	465,095	438,840
Interest on SBA obligations	77,569	77,569
Bad debt expense	45,900	—

Total expenses	588,564	516,409

Net investment loss before income taxes	(225,755)	(187,772)
Income tax benefit	(52,426)	(72,508)

Net investment loss	(173,329)	(115,264)

Net decrease in unrealized depreciation on investments:
Affiliate investments	(250,000)	—
Non-Control/Non-Affiliate investments	(201,489)	(380,644)

Decrease in unrealized depreciation before income taxes	(451,489)	(380,644)
Deferred income tax benefit	(104,405)	(136,427)

Net decrease in unrealized depreciation on investments	(347,084)	(244,217)

Net unrealized loss on investments	(347,084)	(244,217)

Net decrease in net assets from operations	($520,413)	($359,481)

Weighted average shares outstanding	6,321,988	6,321,988
Basic and diluted net decrease in net assets from operations per share	($0.08)	($0.06)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Net assets at beginning of period	$31,918,685	$32,629,363
Net investment loss	(173,329)	(115,264)
Net decrease in unrealized depreciation on investments	(347,084)	(244,217)

Net decrease in net assets from operations	(520,413)	(359,481)

Total decrease in net assets	(520,413)	(359,481)

Net assets at end of period	$31,398,272	$32,269,882

Accumulated net investment loss	($1,770,475)	($1,693,112)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2018	Three months ended March 31, 2017
Cash flows from operating activities:
Net decrease in net assets from operations	($520,413)	($359,481)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Investments in portfolio companies	(450,000)	(450,000)
Proceeds from loan repayments	70,131	—
Increase in unrealized depreciation on investments before income taxes	451,489	380,644
Deferred income tax benefit	(104,405)	(272,086)
Depreciation and amortization	7,400	7,850
Original issue discount amortization	(9,080)	(2,499)
Non-cash conversion of debenture interest	(8,701)	(10,439)
Change in interest receivable allowance	45,900	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	17,019	(43,903)
(Increase) decrease in other assets	(39,943)	420,866
Increase in prepaid income taxes	(35,375)	—
Increase in income taxes payable	—	71,111
Decrease in accounts payable and accrued expenses	(70,609)	(188,073)
Decrease in profit sharing and bonus payable	(132,000)	(1,138,052)
Increase (decrease) in deferred revenue	15,814	(6,686)

Total adjustments	(242,360)	(1,231,267)

Net cash used in operating activities	(762,773)	(1,590,748)

Net decrease in cash	(762,773)	(1,590,748)
Cash:
Beginning of period	6,262,039	12,280,140

End of period	$5,499,266	$10,689,392

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 48.2% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	<1%	$163,000	$282,356	0.9%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience.	190,967 Series A-1 Preferred shares.	7/5/17	2%	200,000	200,000	1.0%
	337,808 Series A-2 Preferred shares.			101,342	101,342

(Health Care)	Total Centivo			301,342	301,342

eHealth Global Technologies, Inc. Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care)	(g) $3,500,000 term notes at 10% due September 2, 2019.	6/28/16	0%	3,500,000	3,500,000	11.1%
www.ehealthtechnologies.com

Empire Genomics, LLC (g) (h) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,101,489 senior secured convertible term notes at 10% due April 30, 2018.	6/13/14	0%	1,101,489	900,000	3.6%
	$250,000 promissory note at 12% due December 31, 2019.			228,334	228,334

	(i) Interest receivable $68,174.
	Total Empire			1,329,823	1,128,334

GoNoodle, Inc. (g)(m) (Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software)	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)).	2/6/15	<1%	1,031,904	1,031,904	3.3%
	Warrant for 47,324 Series C Preferred shares.			25	25

www.gonoodle.com	Total GoNoodle			1,031,929	1,031,929

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2018) due April 30, 2018.	10/22/12	4%	1,199,040	949,040	3.0%
	(e) $150,000 subordinated debenture at 8% due June 30, 2018.			150,000	—
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			97,625	—
	(i) Interest receivable $53,710.

	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,641,899 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.8%
	109,788 Class C1 Units.			5,489	5,489

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.	7/25/16	0%	300,000	300,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 common shares.	10/29/09	4%	—	11,000	9.3%
	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) 589,420 Series B preferred shares.			702,732	702,732

	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.6%
	1,204,819 Series B-1 preferred shares.			750,000	839,648
	717,772 Series C preferred shares.			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 units.	7/10/02	3%	719,097	500,000	1.6%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	—	—	310,357	—	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments

				$15,900,940	$15,148,528

Affiliate Investments – 54.1% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	2.1%
	1,032,918 Series B Preferred Membership Units.			261,277	291,000

	Total BeetNPath			620,277	650,000

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,750,000	5.6%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%

First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due July 31, 2017.	4/19/12	7%	661,563	—	0.0%
	$280,000 junior term notes at 10% due July 31, 2017.			316,469	—
	Warrant for 41,619 capital securities.			22,000	—

	Total First Wave			1,000,032	—

Genicon, Inc. (g) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	12.8%
	$3,000,000 promissory notes at 8% due May 1, 2020.			2,912,859	2,912,859
	Warrant for 250,000 common shares.			80,000	80,000
	Warrant for 125,000 common shares.			40,000	40,000

	Total Genicon			4,032,859	4,032,859

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed preferred shares.	3/13/13	6%	616,221	424,314	1.3%

G-TEC Natural Gas Systems (e) Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	16.639% Class A membership interest. 8% cumulative dividend.	8/31/99	17%	400,000	100,000	0.3%

Intrinsiq Materials, Inc. (e)(g) Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	400,000	1.3%

Knoa Software, Inc. (g) (h) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 convertible preferred shares.	11/20/12	7%	750,000	750,000	3.9%
	1,876,922 Series B preferred shares.			479,155	479,155

	Total Knoa			1,229,155	1,229,155

KnowledgeVision Systems, Inc. (e)(g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	—	1.8%
	214,285 Series A-2 preferred shares.			300,000	300,000
	129,033 Series A-3 preferred shares.			165,001	165,001
	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	$50,000 subordinated promissory note at 8% payable on demand of majority of noteholders after August 31, 2017.			50,000	50,000

	Total KnowledgeVision			800,001	550,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 subordinated promissory note at 12% (1% PIK) due December 31, 2024.	9/24/09	15%	1,918,926	1,918,926	6.1%
	15% Class A common membership interest.			—	—

	Total Microcision			1,918,926	1,918,926

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares.	12/31/14	9%	375,000	—	1.0%
	$300,000 subordinated convertible promissory notes at 6% due January 24, 2018.			300,000	300,000
	(i) Interest receivable $50,342.

	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred shares.	7/12/13	6%	1,500,000	700,000	6.4%
	274,299 Series A-1 convertible preferred shares.			504,710	250,000
	117,371 Series B convertible preferred shares.			250,000	250,000
	113,636 Series C preferred shares.			175,000	175,000
	369,698 Series C-1 preferred shares.			399,274	399,274
	147,059 Series D shares.			250,000	250,000

	Total SciAps			3,078,984	2,024,274

SOMS Technologies, LLC (e)(g) Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	5,959,490 Series B membership interests.	12/2/08	9%	472,632	528,348	1.7%

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	6%	250,000	—	0.0%
	1,000,000 Class C preferred units.			1,190,680	—
	80,000 Class D preferred units.			91,200	—
	104,198 Class E preferred units.			104,198	—

	PIK dividend for Series C and D at 12% and 14%, respectively.
	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc. (g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B preferred shares.	1/20/15	11%	600,000	600,000	8.0%
	21,391 Series C convertible preferred shares.			200,000	200,000
	$200,000 subordinated promissory note at 8% due September 28, 2021.			200,000	200,000
	65,790 Series D preferred shares.			750,000	750,000
	$750,000 subordinated promissory note at 8% due December 1, 2022.			750,000	750,000

	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$21,086,529	$16,982,195

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	45% Membership interest.	12/30/10	45%	$99,500	$99,500	0.3%

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 102.6%				$37,086,969	$32,230,223

OTHER ASSETS IN EXCESS OF LIABILITIES – (2.6%)					(831,951)
NET ASSETS – 100%					$31,398,272

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At March 31, 2018, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

(b) The Date Acquired column indicates the date in which the Corporation first acquired an investment in the company or a predecessor company.

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

(d) The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2018, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f) As of March 31, 2018 the total cost of investment securities was approximately $37.1 million. Net unrealized depreciation was approximately ($4.9) million, which was comprised of $2.4 million of unrealized appreciation of investment securities and ($7.3) million of unrealized depreciation of investment securities. At March 31, 2018, the aggregate gross unrealized gain for federal income tax purposes was $2.8 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.5) million. The net unrealized loss for federal income tax purposes was ($3.7) million based on a tax cost of $36 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2018 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	45% Membership interest.	$99,500	$—	$—	$99,500	$—	$—

	Total Control Investments	$99,500	$—	$—	$99,500	—	$—

Affiliate Investments: BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$359,000	$—	$—	$359,000	—	$—
	1,032,918 Series B Preferred Membership Units.	291,000	—	—	291,000	—	—

	Total BeetNPath	650,000	—	—	650,000	—	—

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,750,000	—	—	1,750,000	—	41,095

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	—	—	200,000	—	—

First Wave Products Group, LLC	$500,000 senior term notes at 10%.	250,000	—	(250,000)	—	—	—
	$280,000 junior term notes at 10%.	—	—	—	—	—	—
	Warrant for 41,619 capital securities.	—	—	—	—	—	—

	Total First Wave	250,000	—	(250,000)	—	—	—

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	—	—	1,000,000	—	—
	$3,000,000 promissory notes at 8%.	2,903,779	9,080	—	2,912,859	—	71,247
	Warrant for 250,000 common shares	80,000	—	—	80,000	—	—
	Warrant for 125,000 common shares	40,000	—	—	40,000	—	—

	Total Genicon	4,023,779	9,080	—	4,032,859	—	71,247

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	—	—	424,314	—	—

G-TEC Natural Gas Systems	16.639% Class A membership interest. 8% cumulative dividend.	100,000	—	—	100,000	—	—

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	400,000	—	—	400,000	—	—

Knoa Software, Inc.	973,533 Series A-1 convertible preferred shares.	750,000	—	—	750,000	—	—
	1,876,922 Series B preferred shares.	479,155	—	—	479,155	—	—
	$48,466 convertible promissory note at 8%.	48,466	—	(48,466)	—	—	773

	Total Knoa	1,277,621	—	(48,466)	1,229,155	—	773

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares.	—	—	—	—	—	—
	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—	—
	129,033 Series A-3 preferred shares.	165,001	—	—	165,001	—	—
	$50,000 subordinated promissory note at 8%	50,000	—	—	50,000	—	1,019
	Warrant for 46,743 Series A-3 shares.	35,000	—	—	35,000	—	—

	Total Knowledge Vision	550,001	—	—	550,001	—	1,019

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	—	—	351,477	—	—

Microcision LLC	$1,500,000 subordinated promissory note at 12% (1% PIK).	1,914,140	4,786	—	1,918,926	—	57,424

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	—	1,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2018 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
OnCore Golf	150,000 Series AA preferred shares.	—	—	—	—	—	—
Technology, Inc.	$300,000 subordinated convertible promissory notes at 6%.	300,000	—	—	300,000	—	—

	Total OnCore	300,000	—	—	300,000	—	—

SciAps, Inc.	187,500 Series A convertible preferred shares.	700,000	—	—	700,000	—	—
	274,299 Series A-1 convertible preferred shares.	250,000	—	—	250,000	—	—
	117,371 Series B convertible preferred shares.	250,000	—	—	250,000	—	—
	113,636 Series C preferred shares.	175,000	—	—	175,000	—	—
	369,698 Series C-1 preferred shares.	399,274	—	—	399,274	—	—
	147,059 Series D shares	—	250,000	—	250,000	—	—

	Total SciAps	1,774,274	250,000	—	2,024,274	—	—

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	—	—
Teleservices Solutions Holdings, LLC	250,000 Class B preferred units.	—	—	—	—	—	—
	1,000,000 Class C preferred units.	—	—	—	—	—	—
	80,000 Class D preferred units.	—	—	—	—	—	—
	104,198 Class E preferred units.	—	—	—	—	—	—

	Total Teleservices	—	—	—	—	—	—

Tilson Technology Management, Inc.	120,000 Series B preferred shares.	600,000	—	—	600,000	—	5,000
	21,391 Series C convertible preferred shares.	200,000	—	—	200,000	—
	$200,000 subordinated promissory note at 8%.	200,000			200,000	—	3,945
	65,790 Series D preferred shares.	750,000			750,000	—	4,688
	$750,000 subordinated promissory note at 8%.	750,000	—	—	750,000	—	14,795

	Total Tilson	2,500,000	—	—	2,500,000	—	28,428

	Total Affiliate Investments	$17,016,795	$263,866	($298,466)	$16,982,195	$—	$200,986

	Total Control and Affiliate Investments	$17,116,295	$263,866	($298,466)	$17,081,695	$—	$200,986

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2018 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2018

Healthcare	36.9%

Software	24.6

Manufacturing	20.2

Professional Services	7.8

Consumer Product	4.6

Contact Center	2.9

Oil and Gas	1.6

Electronics	1.1

Marketing	0.3

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 47.5% of net assets: (j)
ACV Auctions, Inc. (e)(g)
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A preferred shares.	8/12/16	<1%	$163,000	$282,356	0.9%
Centivo Corporation (e)(n)		7/5/17	0%			0.3%
New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care)	$100,000 convertible unsecured note at 2% due February 1, 2019.			100,000	100,000
eHealth Global Technologies, Inc.		6/28/16	0%			11.0%
Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	(g) $1,500,000 term note at 10% due September 2, 2019.			1,500,000	1,500,000
	(n) $2,000,000 term note at 10% due September 2, 2019.			2,000,000	2,000,000

	Total eHealth			3,500,000	3,500,000

Empire Genomics, LLC (g)		6/13/14	0%			4.2%
Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,101,489 senior secured convertible term notes at 10% due April 30, 2018.			1,101,489	1,101,489
	$250,000 promissory note at 12% due December 31, 2019.			250,000	250,000

	(i) Interest receivable $65,906.
	Total Empire			1,351,489	1,351,489

GoNoodle, Inc. (g)(m)		2/6/15	<1%			3.2%
(Formerly HealthTeacher, Inc.) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 secured note at 12% due January 31, 2020, (1% Payment in Kind (PIK)).			1,029,330	1,029,330
	Warrant for 47,324 Series C Preferred shares.			25	25

	Total GoNoodle			1,029,355	1,029,355

Mercantile Adjustment Bureau, LLC (g)		10/22/12	4%			3.0%
Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 subordinated secured note at 13% (3% for the calendar year 2017) due January 31, 2018.			1,199,040	949,040
	(e) $150,000 subordinated debenture at 8% due June 30, 2018.			150,000	—
	Warrant for 3.29% membership interests. Option for 1.5% membership interests.			97,625	—

	(i) Interest receivable $55,983.
	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC)
Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,641,899 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.7%
	109,788 Class C1 Units.			5,489	5,489

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g)		7/25/16	0%			0.9%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 convertible promissory note at 5% due July 28, 2018.			300,000	300,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc. (e)	9,676 common shares.	10/29/09	4%	—	11,000	9.2%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	(g) 1,839,422 Series A preferred shares.			2,099,999	2,165,999
	(g) 50,593 common shares.			—	59,000
	(g) 589,420 Series B preferred shares.			702,732	702,732

	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g)	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.5%
New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,204,819 Series B-1 preferred shares.			750,000	839,648
	717,772 Series C preferred shares.			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation.
(Oil and Gas)
www.somersetgas.com
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (Software) (e)	Membership Interest.	—	—	310,357	—	0.0%
UStec/Wi3 (Manufacturing) (e)	Common Stock.	—	—	100,500	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments

				$15,718,690	$15,167,767

Affiliate Investments – 53.3% of net assets (k)
BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées and packaged dry side dishes made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$359,000	2.0%
	1,032,918 Series B Preferred Membership Units.			261,277	291,000

	Total BeetNPath			620,277	650,000

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of fresh water, ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A common membership interest.	1/30/04	7%	15,000	1,750,000	5.5%
ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series seed plus preferred shares.	1/4/16	6%	200,000	200,000	0.6%
First Wave Products Group, LLC (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds medical pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	$500,000 senior term notes at 10% due July 31, 2017.	4/19/12	7%	661,563	250,000	0.8%
	$280,000 junior term notes at 10% due July 31, 2017.			316,469	—
	Warrant for 41,619 capital securities.			22,000	—

	Total First Wave			1,000,032	250,000

Genicon, Inc.	(g) 1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	12.6%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	(g) $2,000,000 promissory note at 8% due May 1, 2020.			1,936,002	1,936,002
	(g) Warrant for 250,000 common shares.			80,000	80,000
	(n) $1,000,000 promissory note at 8% due May 1, 2020.			967,777	967,777
	(n) Warrant for 125,000 common shares.			40,000	40,000

	Total Genicon			4,023,779	4,023,779

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

GiveGab, Inc. (e)(g)	5,084,329 Series Seed preferred shares.	3/13/13	6%	616,221	424,314	1.3%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com

G-TEC Natural Gas Systems (e)	16.639% Class A membership interest.	8/31/99	17%			0.3%
Buffalo, NY. Manufactures and distributes systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com	8% cumulative dividend.			400,000	100,000

Intrinsiq Materials, Inc. (e)(g)	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	400,000	1.3%
Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com

Knoa Software, Inc. (g)	973,533 Series A-1 convertible	11/20/12	7%			4.0%
New York, NY. End user experience	preferred shares.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B preferred shares.			479,155	479,155
utilizing enterprise applications. (Software) www.knoa.com	$48,466 convertible promissory note at 8% due May 9, 2018.			48,466	48,466
	Total Knoa			1,277,621	1,277,621

KnowledgeVision Systems, Inc. (e)(g)	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	—	1.7%
Lincoln, MA. Online presentation and training	214,285 Series A-2 preferred shares.			300,000	300,000
software. (Software)	129,033 Series A-3 preferred shares.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	$50,000 subordinated promissory note at 8% payable on demand of majority of noteholders after August 31, 2017.			50,000	50,000
	Total KnowledgeVision			800,001	550,001

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g)(m)	$1,500,000 subordinated promissory	9/24/09	15%			6.0%
Pennsauken Township, NJ. Manufacturer of precision machined medical implants,	note at 12% (1% PIK) due December 31, 2024.			1,914,140	1,914,140
components and assemblies. (Manufacturing) www.microcision.com	15% Class A common membership interest.			—	—
	Total Microcision			1,914,140	1,914,140

New Monarch Machine Tool, Inc. (g)	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Maker of patented golf balls. (Consumer Product) www.oncoregolf.com	150,000 Series AA preferred shares. $300,000 subordinated convertible promissory notes at 6% (10% for calendar year 2017) due January 24, 2018.	12/31/14	9%	375,000	—	0.9%
	(i) Interest receivable $50,342.			300,000	300,000

	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A convertible preferred	7/12/13	8%			5.6%
	shares.			1,500,000	700,000
	274,299 Series A-1 convertible preferred shares.			504,710	250,000
	117,371 Series B convertible preferred shares.			250,000	250,000
	113,636 Series C preferred shares.			175,000	175,000
	369,698 Series C-1 preferred shares.			399,274	399,274

	Total SciAps			2,828,984	1,774,274

SOMS Technologies, LLC (e)(g)	5,959,490 Series B membership	12/2/08	9%			1.7%
Valhalla, NY. Produces and markets the microGreen Extended Performance Oil Filter. (Consumer Products) www.microgreenfilter.com	interests.			472,632	528,348

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B preferred units.	5/30/14	6%	250,000	—	0.0%
	1,000,000 Class C preferred units.			1,190,680	—
	80,000 Class D preferred units.			91,200	—
	104,198 Class E preferred units.			104,198	—

	PIK dividend for Series C and D at 12% and 14%, respectively.

	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc.	(g) 120,000 Series B preferred shares.	1/20/15	11%	600,000	600,000	7.8%
Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	21,391 Series C convertible preferred shares.			200,000	200,000
	(g) $200,000 subordinated promissory note at 8% due September 28, 2021.			200,000	200,000
	(n) 65,790 Series D preferred shares.			750,000	750,000
	(n) $750,000 subordinated promissory note at 8% due December 1, 2022.			750,000	750,000

	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$20,871,129	$17,016,795

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g)	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 101.1%				$36,689,319	$32,284,062
OTHER ASSETS IN EXCESS OF LIABILITIES – (1.1%)					(365,377)

NET ASSETS – 100%					$31,918,685

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At December 31, 2017, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

(b) The Date Acquired column indicates the date in which the Corporation first acquired an investment in the company or a predecessor company.

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

(n) Rand Capital SBIC II, L.P. investment.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$—	$ —	$99,500	$—	$ —

	Total Control Investments	$99,500	$—	$—	$99,500	—	$—

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$359,000		$ —	$359,000	—	$ —
	1,032,918 Series B Preferred Membership Units	—	$291,000	—	291,000	— —	—
	$150,000 convertible promissory note at 8%.	150,000	—	(150,000)	—	—	4,800

	Total BeetNPath	509,000	291,000	(150,000)	650,000	—	4,800

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000	650,000	—	1,750,000	—	178,532

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	—	—	200,000	—	—

First Wave Products Group, LLC	$500,000 senior term notes at 10%.	250,000	—	—	250,000	—	—
	$280,000 junior term notes at 10%.	—	—	—	—	—	—
	Warrant for 41,619 capital securities.	—	—	—	—	—	—

	Total First Wave	250,000	—	—	250,000	—	—

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	—	—	1,000,000	—	—
	$1,100,000 senior term loans at 12%.	1,100,000	—	(1,100,000)	—	—	50,234
	$600,000 term loan at 14%.	600,000	—	(600,000)	—	—	32,200
	$2,000,000 promissory note at 8%	—	2,016,002	(80,000)	1,936,002	—	129,752
	$1,000,000 promissory note at 8%	—	1,007,777	(40,000)	967,777	—	60,860
	Warrant for 250,000 common shares	—	80,000	—	80,000	—
	Warrant for 125,000 common shares	—	40,000	—	40,000	—	—

	Total Genicon	2,700,000	3,143,779	(1,820,000)	4,023,779	—	273,046

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	—	—	424,314	—	—

G-TEC Natural Gas Systems	16.639% Class A membership interest. 8% cumulative dividend	100,000	—	—	100,000	—	—

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000	—	(380,000)	400,000	—	—

Knoa Software, Inc.	973,533 Series A-1 convertible preferred	—	750,000	—	750,000	—	—
	shares. 1,876,922 Series B preferred shares.	449,455	29,700	—	479,155	—	—
	$48,466 convertible promissory note at 8%.	48,466	—	—	48,466	—	3,877

	Total Knoa	497,921	779,700	—	1,277,621	—	3,877

KnowledgeVision Systems, Inc.	200,000 Series A-1 preferred shares.	—	—	—	—	—	—
	214,285 Series A-2 preferred shares.	300,000	—	—	300,000	—	—
	129,033 Series A-3 preferred shares.	165,001	—	—	165,001	—	—
	$50,000 subordinated promissory note at 8%	—	50,000	—	50,000	—	3,748
	Warrant for 46,743 Series A-3 shares.	35,000	—	—	35,000	—	—

	Total Knowledge Vision	500,001	50,000	—	550,001	—	3,748

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	—	—	351,477	—	—

Microcision LLC	$1,500,000 subordinated promissory note at 12% (1% PIK).	1,891,964	22,176	—	1,914,140	—	228,239

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	—	—	22,841	—	28,409

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

OnCore Golf	150,000 Series AA preferred shares.	—	—	—	—	—	—
Technology, Inc.	$300,000 subordinated convertible promissory notes at 6%.	300,000	—	—	300,000	—	29,211

	Total OnCore	300,000	—	—	300,000	—	29,211

SciAps, Inc.	187,500 Series A convertible preferred shares.	1,000,000	—	(300,000)	700,000	—	—
	274,299 Series A-1 convertible preferred shares.	504,710	—	(254,710)	250,000	—	—
	117,371 Series B convertible preferred shares.	250,000	—	—	250,000	—	—
	113,636 Series C preferred shares.	—	175,000	—	175,000	—	—
	369,698 Series C-1 preferred shares.	—	399,274	—	399,274	—	—
	$200,000 subordinated promissory note at 10%.	200,000	—	(200,000)	—	—	4,731
	$100,000 secured subordinated convertible note at 10%.	100,000	—	(100,000)	—	—	2,376

	Total SciAps	2,054,710	574,274	(854,710)	1,774,274	—	7,107

SOMS Technologies, LLC	5,959,490 Series B membership interests.	528,348	—	—	528,348	—	6,024

Teleservices Solutions Holdings, LLC	250,000 Class B preferred units.	—	—	—	—	—	—
	1,000,000 Class C preferred units.	200,000	—	(200,000)	—	—	—
	80,000 Class D preferred units.	91,200	—	(91,200)	—	—	—
	104,198 Class E preferred units.	104,198	—	(104,198)	—	—	—

	Total Teleservices	395,398	—	(395,398)	—	—	—

Tilson Technology Management, Inc.	120,000 Series B preferred shares.	600,000	—	—	600,000	—	20,000
	21,391 Series C convertible preferred shares.	200,000	—	—	200,000	—	—
	$200,000 subordinated promissory note at 8%.	200,000	—		200,000	—	16,000
		—	750,000		750,000		1,579
	65,790 Series D preferred shares.
	$750,000 subordinated promissory note at 8%.	—	750,000	—	750,000	—	5,096

	Total Tilson	1,000,000	1,500,000	—	2,500,000	—	42,675

	Total Affiliate Investments	$13,605,974	$7,010,929	($3,600,108)	$17,016,795	$—	$805,668

	Total Control and Affiliate Investments	$13,705,474	$7,010,929	($3,600,108)	$17,116,295	$—	$805,668

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We established our first small business investment company (“SBIC”) in 2002, Rand Capital SBIC, Inc. (“Rand SBIC”), whereby we utilized funds borrowed from the Small Business Administration (“SBA”) combined with our capital to invest in our portfolio companies. We historically made the majority of our venture capital investments through Rand SBIC. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation on December 31, 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC, and then Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand or Rand SBIC.

During 2017 we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II), and began making investments through this SBIC subsidiary. During the first quarter of 2018, together with the SBA, we determined that the optimal structure was to revert back to investing in small businesses through our original SBIC, Rand SBIC, and the assets of Rand SBIC II were transferred to Rand SBIC. Rand SBIC can now apply for $6 million in new SBA leverage commitment.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A             Election to Adopt Business Development Company status

DEF-14A        2018 Definitive Proxy Statement submitted to shareholders

Form 10-K      Annual Report on Form 10-K for the year ended December 31, 2017

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its two wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

Fair Value of SBA Debentures – In March 2018, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 3.187%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.991%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Revenue Recognition—Interest Income – Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Empire Genomics, LLC (Empire Genomics) and Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

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

Revenue Recognition—Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Revenue Recognition—Fee Income—Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $5,186 and $6,686 for the three months ended March 31, 2018 and 2017, respectively. The board fees were $1,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Realized Gain or Loss and Unrealized Appreciation or Depreciation of Investments—Amounts reported as realized gains and losses are measured by the difference between the proceeds from the sale or exchange and the cost basis of the investment without regard to unrealized gains or losses recorded in prior periods. The cost of securities that have, in management’s judgment, become worthless are written off and reported as realized losses when appropriate. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $9,080 and $2,499 in OID income for three months ended March 31, 2018 and 2017, respectively. OID income is estimated to be approximately $31,000 for the remainder of 2018.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $6,850 for each of the three months ended March 31, 2018 and 2017. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $23,000 per year.

SBA Debentures – The Corporation had $8,000,000 in outstanding SBA debentures at March 31, 2018 and December 31, 2017 with a weighted average interest rate of 3.54%. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information – Income taxes refunded during the three months ended March 31, 2018 and 2017 were $17,051 and $7,960, respectively. Interest paid during each the three months ended March 31, 2018 and 2017 was $140,275. The Corporation converted $8,701 and $10,439 of interest receivable into investments during the three months ended March 31, 2018 and 2017, respectively.

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

Stockholders’ Equity (Net Assets) – At March 31, 2018 and December 31, 2017, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 26, 2017, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 26, 2018 at prices no greater than the then current net asset value. No shares were repurchased during the three months ended March 31, 2018. At March 31, 2018, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan – In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2018, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the three months ended March 31, 2018 and 2017, respectively. Included in the profit sharing and bonus payable line on the Consolidated Statement of Financial Position at December 31, 2017 was $132,000 that was paid during the first quarter of 2018.

Income Taxes—The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2018.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the three months ended March 31, 2018 or 2017.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At March 31, 2018, Genicon, Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Rheonix, Inc. (Rheonix), Tilson Technology Management, Inc. (Tilson), and Outmatch (Outmatch) represented 13%, 11%, 9%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

At December 31, 2017, Genicon, Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Rheonix, Inc. (Rheonix), Tilson Technology Management, Inc. (Tilson), and Outmatch (Outmatch) represented 12%, 11%, 9%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Any changes in estimated fair value are recorded in the statement of operations as “Net decrease in unrealized depreciation on investments.”

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no Level 1 or 2 investments as of March 31, 2018.

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

For recent investments of less than one year old, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing the Corporation to depart from this basis.

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. The Corporation’s loan and debt investments are often junior secured or unsecured debt securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing the Corporation to depart from this basis.

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2018:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$25	$2,145,496	$6,093,729	$8,239,250
Non-Control/Non-Affiliate Debt	$949,040	2,160,238	3,500,000	300,000	6,909,278
Total Non-Control/Non-Affiliate	$949,040	$2,160,263	$5,645,496	$6,393,729	$15,148,528

Affiliate Equity	$4,420,000	$22,841	$5,406,092	$1,001,477	$10,850,410
Affiliate Debt	5,781,785	—	50,000	300,000	6,131,785
Total Affiliate	$10,201,785	$22,841	$5,456,092	$1,301,477	$16,982,195

Control Equity	$—	$—	$99,500	$—	$99,500
Control Debt	—	—	—	—	—
Total Control	$—	$—	$99,500	$—	$99,500

Total Level 3 Investments	$11,150,825	$2,183,104	$11,201,088	$7,695,206	$32,230,223

Range	4X-9X	1X	0.5X-6.2X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.7X	1X	2.3X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2018:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	9,491,063	—	—	9,491,063
Equity investments	19,189,160	—	—	19,189,160

Total	$32,230,223	$—	$—	$32,230,223

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2017:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	10,096,244	—	—	10,096,244
Equity investments	18,637,818	—	—	18,637,818

Total	$32,284,062	$—	$—	$32,284,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the quarter ended March 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062
Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(201,489)	—	(201,489)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)

Total Unrealized Losses	—	(451,489)	—	(451,489)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Centivo Corporation (Centivo)	—	—	201,342	201,342
Genicon, Inc. (Genicon)	—	9,080	—	9,080
GoNoodle, Inc. (GoNoodle)	—	2,573	—	2,573
Microcision LLC (Microcision)	—	4,786	—	4,786
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	16,439	451,342	467,781
Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)
Transfers within Level 3	—	(100,000)	100,000	—
Transfers out of Level 3	—	—	—	—

Ending Balance, March 31, 2018, of Level 3 Assets	$3,550,000	$9,491,063	$19,189,160	$32,230,223

Change in unrealized depreciation on investments for the period included in changes in net assets				($451,489)
Net realized gain on investments for the period included in changes in net assets				$—

The following table provides a summary of changes in Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481
Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
City Dining Cards, Inc. (Loupe)	—	—	(250,000)	(250,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)

Total Unrealized Gains and Losses	—	(250,000)	(130,644)	(380,644)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Genicon, Inc. (Genicon)	300,000	—	—	300,000
GoNoodle, Inc. (GoNoodle)	—	2,548	—	2,548
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	50,000	—	50,000
Mercantile	—	102,499	—	102,499
Microcision LLC (Microcision)	—	7,891	—	7,891

Total Purchases of Securities/Changes to Securities/Non-cash conversions	300,000	162,938	—	462,938

Ending Balance, March 31, 2017, of Level 3 Assets	$3,500,000	$6,613,159	$17,469,616	$27,582,775

Change in unrealized depreciation on investments for the period included in changes in net assets				($380,644)
Net realized gain on investments for the period included in changes in net assets				$—

NOTE 4. OTHER ASSETS

At March 31, 2018 and December 31, 2017, other assets was comprised of the following:

	March 31, 2018	December 31, 2017
Prepaid expenses	$77,435	$—
Operating receivables	2,872	3,204
Equipment (net)	1,940	2,490
Dividend receivable	—	37,160

Total other assets	$82,247	$42,854

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of March 31, 2018.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	March 31, 2018	December 31, 2017
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(137,977)	(144,827)

Debentures guaranteed by the SBA, net	$7,862,023	$7,855,173

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2018 and March 31, 2017:

	Three months ended March 31, 2018 (Unaudited)	Three months ended March 31, 2017 (Unaudited)
Income from investment operations (1):
Investment income	$0.05	$0.05
Operating expenses	0.09	0.08

Investment loss before income taxes	(0.04)	(0.03)
Income tax benefit	(0.01)	(0.01)

Net investment loss	(0.03)	(0.02)
Net realized and unrealized (loss) gain on investments	(0.05)	(0.04)

Decrease in net asset value	(0.08)	(0.06)
Net asset value, beginning of period	5.05	5.16

Net asset value, end of period	$4.97	$5.10

Per share market price, end of period	$2.69	$3.04

Total return based on market value	(10.93%)	(3.80%)
Total return based on net asset value	(1.63%)	(1.10%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	1.86%	1.59%
Ratio of operating expenses including income taxes to average net assets	1.36%	0.95%
Ratio of net investment loss to average net assets	(0.55%)	(1.11%)
Portfolio turnover	1.4%	1.7%
Net assets, end of period	$31,398,272	$32,269,882
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are an internally managed investment company that lends to and invests in small companies often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. During 2017 we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (Rand SBIC II) and began making investments through this SBIC subsidiary. During the first quarter of 2018, together with the SBA, we determined that the optimal structure was to revert back to investing in small businesses through our original SBIC, Rand SBIC, and the assets of Rand SBIC II were transferred to Rand SBIC. Rand SBIC can now apply for an additional $6 million in new SBA leverage commitments.

Outlook

At the end of the first quarter of 2018, we had approximately $5.5 million in cash available for future investments and expenses. We believe the combination of cash on hand, proceeds from portfolio exits, anticipated additional SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2017 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	March 31, 2018	December 31, 2017	Decrease	% Decrease
Total assets	$39,433,555	$40,133,913	($700,358)	(1.7%)
Total liabilities	8,035,283	8,215,228	(179,945)	(2.2%)

Net assets	$31,398,272	$31,918,685	($520,413)	(1.6%)

Net asset value per share (NAV) was $4.97 at March 31, 2018 and $5.05 at December 31, 2017.

Our gross outstanding SBA debentures at March 31, 2018 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 18% of net assets at March 31, 2018 as compared to 20% at December 31, 2017.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2018	December 31, 2017	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$37,086,969	$36,689,319	$397,650	1.1%
Unrealized depreciation, net	(4,856,746)	(4,405,257)	(451,489)	(10.2%)

Investments at fair value	$32,230,223	$32,284,062	($53,839)	(0.2%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 103% of net assets at March 31, 2018 versus 101% of net assets at December 31, 2017.

The change in investments during the three months ended March 31, 2018, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
SciAps, Inc. (Sciaps)	$250,000
Centivo Corporation (Centivo)	200,000

Total of new investments	450,000
Other changes to investments:
Genicon Inc. (Genicon) OID amortization	9,080
Microcision LLC (Microcision) interest conversion	4,786
GoNoodle, Inc. (GoNoodle) interest conversion	2,573
Centivo interest conversion	1,342

Total of other changes to investments	17,781
Investments repaid, sold or liquidated:
Knoa Software Inc. (Knoa) repayment	(48,466)
Empire Genomics, LLC (Empire Genomics) repayment	(21,665)

Total of investments repaid, sold or liquidated	(70,131)

Net change in investments, at cost	$397,650

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Investment Income

	Three months ended March 31, 2018	Three months ended March 31, 2017	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$297,348	$246,091	$51,257	20.8%
Interest from other investments	5,110	10,975	(5,865)	(53.4%)
Dividend and other investment income	54,165	64,885	(10,720)	(16.5%
Fee income	6,186	6,686	(500)	(7.5%)

Total investment income	$362,809	$328,637	$34,172	10.4%

Interest from portfolio companies – Interest from portfolio companies was 21% higher during the three months ended March 31, 2018 versus the same period in 2017 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon) and eHealth Global Technologies, Inc. and several other portfolio companies.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Empire Genomics, LLC (Empire Genomics) and Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments – The decrease in interest from other investments is primarily due to lower average cash balances during the three months ended March 31, 2018 versus the same period in 2017.

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

	Three months ended March 31, 2018	Three months ended March 31, 2017
Carolina Skiff LLC (Carolina Skiff)	$41,095	$57,373
Tilson Technology Management, Inc. (Tilson)	9,688	5,000
Empire Genomics LLC (Empire Genomics)	3,382	2,512

Total dividend and other investment income	$54,165	$64,885

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

The income associated with the amortization of financing fees was $5,186 and $6,686 for the three months ended March 31, 2018 and 2017, respectively. The income from board fees was $1,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

Expenses

	Three months ended March 31, 2018	Three months ended March 31, 2017	Increase	% Increase
Total expenses	$588,564	$516,409	$72,155	14.0%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the three months ended March 31, 2018 versus the same period in 2017 was primarily caused by a 21% increase in professional fees. Professional fees were higher because we incurred additional expenses in connection with implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate. In addition, for the three months ended March 31, 2018 there was a $45,900 charge to bad debt expense while there was no bad debt expense for the three months ended March 31, 2017.

Decrease in Unrealized Depreciation or Appreciation of Investments

	Three months ended March 31, 2018	Three months ended March 31, 2017	Decrease
Decrease in unrealized depreciation or appreciation before income taxes	($451,489)	($380,644)	($70,845)

The decrease in unrealized depreciation, before income taxes, for the three months ended March 31, 2018 was comprised of the following:

Three months ended March 31, 2018
First Wave Products Group (First Wave)	($250,000)
Empire Genomics, LLC (Empire Genomics)	(201,489)

Total decrease in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2018	($451,489)

Our valuation of First Wave was decreased to reflect an anticipated round of financing expected to be completed by First Wave in the second quarter of 2018.

The valuation of our investment in Empire Genomics was decreased after we reviewed the portfolio company’s operations and current and projected financial condition and determined that a valuation adjustment reflecting prior capitalized interest was necessary.

The decrease in unrealized depreciation, before income taxes, for the three months ended March 31, 2017 was comprised of the following:

Three months ended March 31, 2017
City Dining Cards, Inc. (Loupe)	($250,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	($250,000)
ACV Auctions, Inc. (ACV)	119,356

Total decrease in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2017	($380,644)

The valuation of our investments in Loupe and Mercantile were each decreased after we reviewed each portfolio company and its financial condition and determined that a valuation adjustment was necessary.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2018 and 2017, the net decrease in net assets from operations was ($520,413) and ($359,481), respectively.

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

As of March 31, 2018, our total liquidity consisted of approximately $5.5 million in cash on hand.

Net cash provided by operating activities has averaged approximately $3,200,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was $850,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of March 31, 2018, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at March 31, 2018, the scheduled interest payments on our portfolio investments and the anticipated additional SBA leverage will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of March 31, 2018 we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as March 31, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2018 – 1/31/2018	—	—	—	458,954
2/1/2018 – 2/28/18	—	—	—	458,954
3/1/2018 – 3/31/2018	—	—	—	458,954

(1)	There were no shares repurchased during the first quarter of 2018.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 26, 2017, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 26, 2018.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits

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

Dated: May 2, 2018

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer