Form 10-Q
period 2018-06-30
RAND CAPITAL CORP
filed 2018-08-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2018	December 31,
	(Unaudited)	2017
ASSETS
Investments at fair value:
Control investments (cost of $99,500)	$99,500	$99,500
Affiliate investments (cost of $21,937,593 and $20,871,129, respectively)	17,526,818	17,016,795
Non-affiliate investments (cost of $15,903,520 and $15,718,690, respectively)	14,701,108	15,167,767

Total investments, at fair value (cost of $37,940,613 and $36,689,319, respectively)	32,327,426	32,284,062
Cash	4,720,381	6,262,039
Interest receivable (net of allowance: $237,641 at 6/30/18; $161,000 at 12/31/17)	127,897	231,048
Deferred tax asset	898,903	551,863
Prepaid income taxes	740,086	762,047
Other assets	55,956	42,854

Total assets	$38,870,649	$40,133,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,868,873	$7,855,173
Profit sharing and bonus payable	—	144,000
Accounts payable and accrued expenses	168,918	178,348
Deferred revenue	65,880	37,707

Total liabilities	8,103,671	8,215,228
Commitments and contingencies (See Note 5)

Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,808,243)	(1,597,146)
Undistributed net realized gain on investments	27,215,738	27,215,738
Net unrealized depreciation on investments	(4,439,505)	(3,498,895)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $4.87 at 6/30/18; $5.05 at 12/31/17)	30,766,978	31,918,685

Total liabilities and stockholders’ equity (net assets)	$38,870,649	$40,133,913

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment income:
Interest from portfolio companies:
Affiliate investments	$175,990	$137,243	$323,026	$274,000
Non-Control/Non-Affiliate investments	139,710	140,397	290,022	249,731

Total interest from portfolio companies	315,700	277,640	613,048	523,731

Interest from other investments:
Non-Control/Non-Affiliate investments	7,735	6,859	12,845	17,834

Total interest from other investments	7,735	6,859	12,845	17,834

Dividend and other investment income:
Affiliate investments	76,266	53,024	127,049	115,397
Non-Control/Non-Affiliate investments	2,676	2,681	6,058	5,193

Total dividend and other investment income	78,942	55,705	133,107	120,590

Fee income:
Affiliate investments	4,416	3,167	7,583	4,084
Non-Control/Non-Affiliate investments	6,725	5,768	9,744	11,537

Total fee income	11,141	8,935	17,327	15,621

Total investment income	413,518	349,139	776,327	677,776

Operating expenses:
Salaries	169,875	165,413	339,749	330,826
Employee benefits	45,251	47,699	108,996	100,069
Directors’ fees	28,624	36,374	63,499	71,249
Professional fees	37,341	178,193	139,028	262,195
Stockholders and office operating	64,599	80,725	129,038	147,935
Insurance	6,900	6,258	18,888	17,560
Corporate development	10,646	11,609	26,442	33,317
Other operating	2,424	3,323	5,115	5,283

	365,660	529,594	830,755	968,434
Interest on SBA obligations	77,269	77,569	154,838	155,138
Bad debt expense	30,741	—	76,641	—

Total expenses	473,670	607,163	1,062,234	1,123,572

Net investment loss before income taxes	(60,152)	(258,024)	(285,907)	(445,796)

Income tax benefit	(22,384)	(99,403)	(74,810)	(171,911)

Net investment loss	(37,768)	(158,621)	(211,097)	(273,885)

Net increase in unrealized depreciation on investments:
Affiliate investments	(306,441)	(665,675)	(556,441)	(665,675)
Non-Control/Non-Affiliate investments	(450,000)	(52,664)	(651,489)	(433,308)

Increase in unrealized depreciation before income tax benefit	(756,441)	(718,339)	(1,207,930)	(1,098,983)
Deferred income tax benefit	(162,915)	(241,623)	(267,320)	(378,050)

Net increase in unrealized depreciation on investments	(593,526)	(476,716)	(940,610)	(720,933)

Net unrealized loss on investments	(593,526)	(476,716)	(940,610)	(720,933)

Net decrease in net assets from operations	($631,294)	($635,337)	($1,151,707)	($994,818)

Weighted average shares outstanding	6,321,988	6,321,988	6,321,988	6,321,988
Basic and diluted net decrease in net assets from operations per share	($0.10)	($0.10)	($0.18)	($0.16)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net assets at beginning of period	$31,398,272	$32,269,882	$31,918,685	$32,629,363

Net investment loss	(37,768)	(158,621)	(211,097)	(273,885)
Net increase in unrealized depreciation on investments	(593,526)	(476,716)	(940,610)	(720,933)

Net decrease in net assets from operations	(631,294)	(635,337)	(1,151,707)	(994,818)

Total decrease in net assets	(631,294)	(635,337)	(1,151,707)	(994,818)

Net assets at end of period	$30,766,978	$31,634,545	$30,766,978	$31,634,545

Accumulated net investment loss	($1,808,243)	($1,851,733)	($1,808,243)	($1,851,733)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months
	ended	Six months
	June 30,	ended
	2018	June 30, 2017
Cash flows from operating activities:
Net decrease in net assets from operations	($1,151,707)	($994,818)
Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
Investments in portfolio companies	(1,225,000)	(3,800,000)
Proceeds from loan repayments	70,131	—
Increase in unrealized depreciation on investments	1,207,930	1,098,983
Deferred tax benefit	(347,040)	(519,163)
Depreciation and amortization	14,800	15,700
Original issue discount amortization	(19,271)	(8,395)
Non-cash conversion of debenture interest	(77,154)	(53,294)
Change in interest receivable allowance	76,641	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	26,510	(49,598)
(Increase) decrease in other assets	(14,202)	537,995
Decrease (increase) in prepaid income taxes	21,961	(298,630)
Decrease in income tax payable	—	(320,008)
Decrease in accounts payable and accrued expenses	(21,430)	(160,244)
Decrease in profit sharing and bonus payable	(132,000)	(1,138,052)
Increase in deferred revenue	28,173	378

Total adjustments	(389,951)	(4,694,328)

Net cash used in operating activities	(1,541,658)	(5,689,146)

Net decrease in cash	(1,541,658)	(5,689,146)
Cash:
Beginning of period	6,262,039	12,280,140

End of period	$4,720,381	$6,590,994

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 47.8% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred	8/12/16	<1%			0.9%
Buffalo, NY. Live mobile wholesale auctions for new	shares.			$163,000	$282,356
and used car dealers. (Software) www.acvauctions.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred	7/5/17	<1%			1.0%
New York, NY. Tech-enabled health solutions	shares.			200,000	200,000
company that helps self-insured employers and their	337,808 Series A-2 Preferred
employees save money and have a better experience.	shares.			101,342	101,342
(Health Care)	Total Centivo			301,342	301,342
www.centivo.com

eHealth Global Technologies, Inc. (g)	$3,500,000 Term Notes at 10%	6/28/16	0%			11.4%
Henrietta, NY. eHealth Connect® improves health	due September 2, 2019.			3,500,000	3,500,000
care delivery through intelligently aggregated clinical record and images for patient referrals.
(Health Care) www.ehealthtechnologies.com

Empire Genomics, LLC (h)(g)	$1,101,489 Senior Secured	6/13/14	0%			2.2%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due April 30, 2018.			1,101,489	450,000
diagnosing and guiding patient therapeutic treatments.	$250,000 Promissory Note at 12%
(Health Care)	due December 31, 2019.			228,334	228,334
www.empiregenomics.com	Total Empire			1,329,823	678,334

GoNoodle, Inc. (g)(m)	$1,000,000 Secured Note at 12%	2/6/15	<1%			3.3%
(Formerly Health Teacher, Inc.)	due January 31, 2020, (1%
Nashville, TN. Student engagement education	Payment in Kind (PIK)).			1,034,484	1,034,484
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred shares.			25	25
www.gonoodle.com	Total GoNoodle			1,034,509	1,034,509

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			3.1%
Williamsville, NY. Full service accounts receivable	Note at 13% (3% for the calendar
management and collections company.	year 2018) due January 31, 2019.			1,199,040	949,040
(Contact Center)	(e) $150,000 Subordinated
www.mercantilesolutions.com	Debenture at 8% due June 30,
	2018.			150,000	-
	Warrant for 3.29% Membership
	Interests. Option for 1.5%
	Membership Interests.			97,625	-
	(i) Interest receivable $53,069.
	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g)	2,693,224 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	7.0%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection	Total Outmatch			2,145,496	2,145,496
and reference checking. (Software) www.outmatch.com

PostProcess Technologies LLC (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			1.0%
Buffalo, NY. Provides innovative solutions for the	Note at 5% due July 28, 2018.			300,000	300,000
post-processing of additive manufactured 3D parts.
(Manufacturing) www.postprocess.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

Rheonix, Inc. (e)	9,676 Common shares.	10/29/09	4%	-	11,000	9.6%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A preferred
microfluidic based molecular assay and diagnostic	shares.			2,099,999	2,165,999
testing devices. (Health Care)	(g) 50,593 Common shares.			-	59,000
www.rheonix.com	(g) 589,420 Series B Preferred shares.			702,732	702,732
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred shares.	4/5/13	4%	500,000	731,431	6.7%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred shares.			750,000	839,648
networks using a proprietary, predictive analytic	717,772 Series C Preferred shares.			500,000	500,221
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	2,071,300
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments
				$15,903,520	$14,701,108
Affiliate Investments – 57.0% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			2.1%
Ithaca, NY. Frozen entrées and packaged dry side	Membership Units.			$359,000	$359,000
dishes made from 100% whole grain steel cut oats	1,032,918 Series B Preferred
under Grainful brand name. (Consumer Product)	Membership Units.			261,277	291,000
www.grainful.com	Total BeetNPath			620,277	650,000

Carolina Skiff LLC (g)	6.0825% Class A Common	1/30/04	7%			5.7%
Waycross, GA. Manufacturer of fresh water,	Membership Interest.			15,000	1,750,000
ocean fishing and pleasure boats.
(Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred	1/4/16	6%			0.7%
Buffalo, NY. Social media publishing tool for law,	shares.			200,000	200,000
CPA and professional firms. (Software) www.clearviewsocial.com

First Wave Products Group, LLC (e)(g)	$500,000 Senior Term Notes at 10%	4/19/12	7%			0.0%
Batavia, NY. Sells First Crush automated pill	due July 31, 2017.			661,563	-
crusher that crushes and grinds medical pills for	$280,000 Junior Term Notes at 10%
nursing homes and medical institutions. (Health	due July 31, 2017.			316,469	-
Care)	Warrant for 41,619 Capital Securities.			22,000	-
www.firstwaveproducts.com	Total First Wave			1,000,032	-

Genicon, Inc. (g) (m)	1,586,902 Series B Preferred shares.	4/10/15	6%	1,000,000	1,000,000	13.3%
Winter Park, FL. Designs, produces and	$3,000,000 Promissory Notes at 10%
distributes patented surgical instrumentation.	due May 1, 2020, (8% Payment in
(Health Care)	Kind (PIK)).			2,984,127	2,984,127
www.geniconendo.com	Warrant for 250,000 Common shares.			80,000	80,000
	Warrant for 125,000 Common shares.			40,000	40,000
	Total Genicon			4,104,127	4,104,127

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred shares.	3/13/13	6%	616,221	616,221	2.0%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com

G-TEC Natural Gas Systems (e)	16.639% Class A Membership Interest.	8/31/99	17%			0.3%
Buffalo, NY. Manufactures and distributes	8% cumulative dividend.			400,000	100,000
systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com

Intrinsiq Materials, Inc. (e)(g)	4,161,747 Series A Preferred shares.	9/19/13	12%	1,125,673	400,000	1.3%
Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment.
(Manufacturing) www.intrinsiqmaterials.com

Knoa Software, Inc. (h)(g)	973,533 Series A-1 Convertible	11/20/12	7%			4.0%
New York, NY. End user experience	Preferred shares.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred shares.			479,155	479,155
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	1,229,155
www.knoa.com

KnowledgeVision Systems, Inc. (g)	200,000 Series A-1 Preferred shares.	11/13/13	7%	250,000	-	4.3%
Lincoln, MA. Online presentation and training	214,285 Series A-2 Preferred shares.			300,000	300,000
software. (Software)	129,033 Series A-3 Preferred shares.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	$75,000 Subordinated Promissory Notes
	at 8% payable on demand of majority of
	holders after August 31, 2019.(e)			75,000	75,000
	$750,000 Replacement Term Note at
	11% due April 30, 2021.			750,000	750,000
	Total KnowledgeVision			1,575,001	1,325,001

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Ithaca, NY. Micro-electronic mechanical systems
(MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning.
(Electronics Developer) www.mezmeriz.com

Microcision LLC (g)(m)	$1,500,000 Subordinated Promissory	9/24/09	15%			6.3%
Pennsauken Township, NJ. Manufacturer of	Note at 12% (1% PIK) due December
precision machined medical implants,	31, 2024.			1,923,722	1,923,722
components and assemblies. (Manufacturing)	15% Class A Common Membership
www.microcision.com	Interest.			-	-
	Total Microcision			1,923,722	1,923,722

New Monarch Machine Tool, Inc. (g)	22.84 Common shares.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers.
(Manufacturing)
www.monarchmt.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

OnCore Golf Technology, Inc. (e)(g)	150,000 Series AA Preferred shares.	12/31/14	9%	375,000	-	1.0%
Buffalo, NY. Maker of patented golf balls.	$300,000 Subordinated Convertible
(Consumer Product)	Promissory Notes at 6% due January 24,
www.oncoregolf.com	2018.
	(i) Interest receivable $50,342.			300,000	300,000
	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g)	187,500 Series A Preferred shares.	7/12/13	6%	1,500,000	700,000	6.6%
Woburn, MA. Instrumentation company	274,299 Series A-1 Convertible
producing portable analytical devices using XRF,	Preferred shares.			504,710	250,000
LIBS and RAMAN spectroscopy to identify	117,371 Series B Convertible Preferred
compounds, minerals, and elements.	shares.			250,000	250,000
(Manufacturing)	113,636 Series C Convertible Preferred
www.sciaps.com	shares.			175,000	175,000
	369,698 Series C-1 Convertible
	Preferred shares.			399,274	399,274
	147,059 Series D Convertible Preferred
	shares.			250,000	250,000
	Total SciAps			3,078,984	2,024,274

SOMS Technologies, LLC (e)(g)	5,959,490 Series B Membership	12/2/08	9%			0.1%
Valhalla, NY. Produces and markets the	Interests.			472,632	30,000
microGreen Extended Performance Oil Filter.
(Consumer Products) www.microgreenfilter.com

Teleservices Solutions Holdings, LLC (e)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
(g)(m)	1,000,000 Class C Preferred Units.			1,190,680	-
Montvale, NJ. Customer contact center	80,000 Class D Preferred Units.			91,200	-
specializing in customer acquisition and retention	104,198 Class E Preferred Units.			104,198	-
for selected industries. (Contact Center)	PIK dividend for Series C and D at 12%
www.ipacesetters.com	and 14%, respectively.
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred shares.	1/20/15	11%	600,000	600,000	8.1%
Portland, ME. Cellular, fiber optic and wireless	21,391 Series C Convertible Preferred
information systems, construction, and	shares.			200,000	200,000
management. (Professional Services)	$200,000 Subordinated Promissory
www.tilsontech.com	Note at 8% due September 28, 2021.			200,000	200,000
	65,790 Series D Preferred shares.			750,000	750,000
	$750,000 Subordinated Promissory
	Note at 8% due December 1, 2022.			750,000	750,000
	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$21,937,593	$17,526,818

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g)	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine
and spirits dealers. (Marketing Company)
www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 105.1%				$37,940,613	$32,327,426
OTHER ASSETS IN EXCESS OF LIABILITIES – (5.1%)					(1,560,448)

NET ASSETS – 100%					$30,766,978

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At June 30, 2018, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2018, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

(e)

These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)

As of June 30, 2018 the total cost of investment securities was approximately $37.9 million. Net unrealized depreciation was approximately ($5.6) million, which was comprised of $1.9 million of unrealized appreciation of investment securities and ($7.5) million of unrealized depreciation of investment securities. At June 30, 2018, the aggregate gross unrealized gain for federal income tax purposes was $2.5 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.0) million. The net unrealized loss for federal income tax purposes was ($4.5) million based on a tax cost of $36.8 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

							Amount of
						Net	Interest/
		December		Gross	June 30,	Realized	Dividend/
		31, 2017	Gross	Reductions	2018 Fair	Gains	Fee Income
Company	Type of Investment	Fair Value	Additions (1)	(2)	Value	(Losses)	(3)
Control Investments:
Advantage 24/7 LLC	45% Membership interest.	$99,500	$-	$-	$99,500	$-	$-

	Total Control Investments	$99,500	$-	$-	$99,500	-	$-
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership
	Units.	$359,000	$-	$-	$359,000	-	$-
	1,032,918 Series B Preferred Membership					-
	Units.	291,000	-	-	291,000	-	-
	Total BeetNPath	650,000	-	-	650,000	-	-

Carolina Skiff LLC	6.0825% Class A common membership
	interest.	1,750,000	-	-	1,750,000	-	80,264

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	-	-	200,000	-	-

First Wave Products	$500,000 senior term notes at 10%.	250,000	-	(250,000)	-	-	-
Group, LLC	$280,000 junior term notes at 10%.	-	-	-	-	-	-
	Warrant for 41,619 capital securities.	-	-	-	-	-	-
	Total First Wave	250,000	-	(250,000)	-	-	-

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	-	-	1,000,000	-	-
	$3,000,000 promissory notes at 8%.	2,903,779	80,348	-	2,984,127	-	159,950
	Warrant for 250,000 common shares	80,000	-	-	80,000	-	-
	Warrant for 125,000 common shares	40,000	-	-	40,000	-	-
	Total Genicon	4,023,779	80,348	-	4,104,127	-	159,950

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	191,907	-	616,221	-	-

G-TEC Natural Gas	16.639% Class A membership interest. 8%
Systems	cumulative dividend.	100,000	-	-	100,000	-	-

Intrinsiq Materials,	4,161,747 Series A preferred shares.	400,000	-	-	400,000	-	-
Inc.

Knoa Software, Inc.	973,533 Series A-1 convertible preferred
	shares.	750,000	-	-	750,000	-	-
	1,876,922 Series B preferred shares.	479,155	-	-	479,155	-	-
	$48,466 convertible promissory note at 8%.	48,466	-	(48,466)	-	-	773
	Total Knoa	1,277,621	-	(48,466)	1,229,155	-	773

KnowledgeVision	200,000 Series A-1 preferred shares.	-	-	-	-	-	-
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	-	-	300,000	-	-
	129,033 Series A-3 preferred shares.	165,001	-	-	165,001	-	-
	$75,000 subordinated promissory notes at 8%	50,000	25,000	-	75,000	-	2,383
	$750,000 replacement term note at 11%	-	750,000	-	750,000	-	12,823
	Warrant for 46,743 Series A-3 shares.	35,000	-	-	35,000	-	-
	Total Knowledge	550,001	775,000	-	1,325,001	-	15,206
	Vision

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 subordinated promissory note at
	12% (1% PIK).	1,914,140	9,582	-	1,923,722	-	114,992

New Monarch	22.84 common shares.	22,841	-	-	22,841	-	29,409
Machine Tool, Inc.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

						Net	Amount of
		December 31,	Gross	Gross	June 30, 2018	Realized	Interest/
	Type of Investment	2017 Fair	Additions	Reductions	Fair Value	Gains	Dividend/
Company		Value	(1)	(2)		(Losses)	Fee Income (3)
OnCore Golf	150,000 Series AA preferred shares.	-	-	-	-	-	-
Technology, Inc.	$300,000 subordinated convertible
	promissory notes at 6%.	300,000	-	-	300,000	-	-
	Total OnCore	300,000	-	-	300,000	-	-

SciAps, Inc.	187,500 Series A convertible preferred
	shares.	700,000	-	-	700,000	-	-
	274,299 Series A-1 convertible preferred
	shares.	250,000	-	-	250,000	-	-
	117,371 Series B convertible preferred
	shares.	250,000	-	-	250,000	-	-
	113,636 Series C preferred shares.	175,000	-	-	175,000	-	-
	369,698 Series C-1 preferred shares.	399,274	-	-	399,274	-	-
	147,059 Series D shares	-	250,000	-	250,000	-	-
	Total SciAps	1,774,274	250,000	-	2,024,274	-	-

SOMS	5,959,490 Series B membership interests.	528,348	-	(498,348)	30,000	-	-
Technologies, LLC

Teleservices	250,000 Class B preferred units.	-	-	-	-	-	-
Solutions	1,000,000 Class C preferred units.	-	-	-	-	-	-
Holdings, LLC	80,000 Class D preferred units.	-	-	-	-	-	-
	104,198 Class E preferred units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

Tilson Technology	120,000 Series B preferred shares.	600,000	-	-	600,000	-	10,000
Management, Inc.	21,391 Series C convertible preferred
	shares.	200,000	-	-	200,000	-	-
	$200,000 subordinated promissory note at 8%.	200,000	-	-	200,000	-	7,934
	65,790 Series D preferred shares.	750,000	-	-	750,000	-	9,376
	$750,000 subordinated promissory note at 8%.	750,000	-	-	750,000	-	29,754
	Total Tilson	2,500,000	-	-	2,500,000	-	57,064

	Total Affiliate Investments	$17,016,795	$1,306,837	($796,814)	$17,526,818	$-	$457,658

	Total Control and Affiliate Investments	$17,116,295	$1,306,837	($796,814)	$17,626,318	$-	$457,658

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2018 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2018

Healthcare	35.7%

Software	27.5

Manufacturing	20.2

Professional Services	7.7

Consumer Product	3.0

Contact Center	2.9

Oil and Gas	1.6

Electronics	1.1

Marketing	0.3

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 47.5% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A preferred	8/12/16	<1%			0.9%
Buffalo, NY. Live mobile wholesale auctions for new	shares.			$163,000	$282,356
and used car dealers. (Software) www.acvauctions.com

Centivo Corporation (e)(n)	$100,000 convertible unsecured	7/5/17	0%			0.3%
New York, NY. Tech-enabled health solutions	note at 2% due February 1, 2019.			100,000	100,000
company that helps self-insured employers and their employees save money and have a better experience. (Health Care)

eHealth Global Technologies, Inc.	(g) $1,500,000 term note at 10%	6/28/16	0%			11.0%
Henrietta, NY. eHealth Connect® improves health	due September 2, 2019.			1,500,000	1,500,000
care delivery through intelligently aggregated clinical	(n) $2,000,000 term note at 10%
record and images for patient referrals.	due September 2, 2019.			2,000,000	2,000,000
(Health Care)	Total eHealth			3,500,000	3,500,000
www.ehealthtechnologies.com

Empire Genomics, LLC (g)	$1,101,489 senior secured	6/13/14	0%			4.2%
Buffalo, NY. Molecular diagnostics company that	convertible term notes at 10% due
offers a comprehensive menu of assay services for	April 30, 2018.			1,101,489	1,101,489
diagnosing and guiding patient therapeutic treatments.	$250,000 promissory note at 12%
(Health Care)	due December 31, 2019.			250,000	250,000
www.empiregenomics.com	(i) Interest receivable $65,906.
	Total Empire			1,351,489	1,351,489

GoNoodle, Inc. (g)(m)	$1,000,000 secured note at 12%	2/6/15	<1%			3.2%
(Formerly HealthTeacher, Inc.)	due January 31, 2020, (1%
Nashville, TN. Student engagement education	Payment in Kind (PIK)).			1,029,330	1,029,330
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred shares.			25	25
www.gonoodle.com	Total GoNoodle			1,029,355	1,029,355

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 subordinated secured	10/22/12	4%			3.0%
Williamsville, NY. Full service accounts receivable	note at 13% (3% for the calendar
management and collections company.	year 2017) due January 31, 2018.			1,199,040	949,040
(Contact Center)	(e) $150,000 subordinated
www.mercantilesolutions.com	debenture at 8% due June 30,
	2018.			150,000	-
	Warrant for 3.29% membership
	interests. Option for 1.5%
	membership interests.			97,625	-
	(i) Interest receivable $55,983.
	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g)	2,641,899 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.7%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection	Total Outmatch			2,145,496	2,145,496
and reference checking. (Software) www.outmatch.com

PostProcess Technologies LLC (e)(g)	$300,000 convertible promissory	7/25/16	0%			0.9%
Buffalo, NY. Provides innovative solutions for the	note at 5% due July 28, 2018.			300,000	300,000
post-processing of additive manufactured 3D parts.
(Manufacturing) www.postprocess.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e)	9,676 common shares.	10/29/09	4%	-	11,000	9.2%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A preferred
microfluidic based molecular assay and diagnostic	shares.			2,099,999	2,165,999
testing devices. (Health Care)	(g) 50,593 common shares.			-	59,000
www.rheonix.com	(g) 589,420 Series B preferred shares.			702,732	702,732
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g)	1,049,538 Series B preferred shares.	4/5/13	4%	500,000	731,431	6.5%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 preferred shares.			750,000	839,648
networks using a proprietary, predictive analytic	717,772 Series C preferred shares.			500,000	500,221
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	2,071,300
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)	26.5337 units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common Stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments

				$15,718,690	$15,167,767

Affiliate Investments – 53.3% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			2.0%
Ithaca, NY. Frozen entrées and packaged dry side	Membership Units.			$359,000	$359,000
dishes made from 100% whole grain steel cut oats	1,032,918 Series B Preferred
under Grainful brand name. (Consumer Product)	Membership Units.			261,277	291,000
www.grainful.com	Total BeetNPath			620,277	650,000

Carolina Skiff LLC (g)	6.0825% Class A common	1/30/04	7%			5.5%
Waycross, GA. Manufacturer of fresh water,	membership interest.			15,000	1,750,000
ocean fishing and pleasure boats.
(Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series seed plus preferred	1/4/16	6%			0.6%
Buffalo, NY. Social media publishing tool for law,	shares.			200,000	200,000
CPA and professional firms. (Software) www.clearviewsocial.com

First Wave Products Group, LLC (e)(g)	$500,000 senior term notes at 10% due	4/19/12	7%			0.8%
Batavia, NY. Sells First Crush automated pill	July 31, 2017.			661,563	250,000
crusher that crushes and grinds medical pills for	$280,000 junior term notes at 10% due
nursing homes and medical institutions. (Health	July 31, 2017.			316,469	-
Care)	Warrant for 41,619 capital securities.			22,000	-
www.firstwaveproducts.com	Total First Wave			1,000,032	250,000

Genicon, Inc.	(g) 1,586,902 Series B preferred shares.	4/10/15	6%	1,000,000	1,000,000	12.6%
Winter Park, FL. Designs, produces and	(g) $2,000,000 promissory note at 8%
distributes patented surgical instrumentation.	due May 1, 2020.			1,936,002	1,936,002
(Health Care)	(g) Warrant for 250,000 common
www.geniconendo.com	shares.			80,000	80,000
	(n) $1,000,000 promissory note at 8%
	due May 1, 2020.			967,777	967,777
	(n) Warrant for 125,000 common
	shares.			40,000	40,000
	Total Genicon			4,023,779	4,023,779

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

GiveGab, Inc. (e)(g)	5,084,329 Series Seed preferred shares.	3/13/13	6%	616,221	424,314	1.3%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com

G-TEC Natural Gas Systems (e)	16.639% Class A membership interest.	8/31/99	17%			0.3%
Buffalo, NY. Manufactures and distributes	8% cumulative dividend.			400,000	100,000
systems that allow natural gas to be used as an alternative fuel to gases. (Manufacturing) www.gas-tec.com

Intrinsiq Materials, Inc. (e)(g)	4,161,747 Series A preferred shares.	9/19/13	12%	1,125,673	400,000	1.3%
Rochester, NY. Produces printable electronics utilizing a unique process of nanomaterial based ink in a room-temperature environment. (Manufacturing) www.intrinsiqmaterials.com

Knoa Software, Inc. (g)	973,533 Series A-1 convertible	11/20/12	7%			4.0%
New York, NY. End user experience	preferred shares.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B preferred shares.			479,155	479,155
utilizing enterprise applications. (Software)	$48,466 convertible promissory note at
www.knoa.com	8% due May 9, 2018.			48,466	48,466
	Total Knoa			1,277,621	1,277,621

KnowledgeVision Systems, Inc. (e)(g)	200,000 Series A-1 preferred shares.	11/13/13	7%	250,000	-	1.7%
Lincoln, MA. Online presentation and training	214,285 Series A-2 preferred shares.			300,000	300,000
software. (Software)	129,033 Series A-3 preferred shares.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	$50,000 subordinated promissory note
	at 8% payable on demand of majority of
	noteholders after August 31, 2017.			50,000	50,000
	Total KnowledgeVision			800,001	550,001

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Ithaca, NY. Micro-electronic mechanical systems (MEMS) developer of carbon fiber MEMS mirror modules for gesture recognition and 3D scanning. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g)(m)	$1,500,000 subordinated promissory	9/24/09	15%			6.0%
Pennsauken Township, NJ. Manufacturer of	note at 12% (1% PIK) due December
precision machined medical implants,	31, 2024.			1,914,140	1,914,140
components and assemblies. (Manufacturing)	15% Class A common membership
www.microcision.com	interest.			-	-
	Total Microcision			1,914,140	1,914,140

New Monarch Machine Tool, Inc. (g)	22.84 common shares.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

OnCore Golf Technology, Inc. (e)(g)	150,000 Series AA preferred shares.	12/31/14	9%	375,000	-	0.9%
Buffalo, NY. Maker of patented golf balls.	$300,000 subordinated convertible
(Consumer Product)	promissory notes at 6% (10% for
www.oncoregolf.com	calendar year 2017) due January 24, 2018.
	(i) Interest receivable $50,342.			300,000	300,000
	Total OnCore			675,000	300,000

SciAps, Inc. (e)(g)	187,500 Series A convertible preferred	7/12/13	8%			5.6%
Woburn, MA. Instrumentation company	shares.			1,500,000	700,000
producing portable analytical devices using XRF,	274,299 Series A-1 convertible
LIBS and RAMAN spectroscopy to identify	preferred shares.			504,710	250,000
compounds, minerals, and elements.	117,371 Series B convertible preferred
(Manufacturing)	shares.			250,000	250,000
www.sciaps.com	113,636 Series C preferred shares.			175,000	175,000
	369,698 Series C-1 preferred shares.			399,274	399,274
	Total SciAps			2,828,984	1,774,274

SOMS Technologies, LLC (e)(g)	5,959,490 Series B membership	12/2/08	9%			1.7%
Valhalla, NY. Produces and markets the	interests.			472,632	528,348
microGreen Extended Performance Oil Filter.
(Consumer Products) www.microgreenfilter.com

Teleservices Solutions Holdings, LLC (e)	250,000 Class B preferred units.	5/30/14	6%	250,000	-	0.0%
(g)(m)	1,000,000 Class C preferred units.			1,190,680	-
Montvale, NJ. Customer contact center	80,000 Class D preferred units.			91,200	-
specializing in customer acquisition and retention	104,198 Class E preferred units.			104,198	-
for selected industries. (Contact Center)	PIK dividend for Series C and D at 12%
www.ipacesetters.com	and 14%, respectively.
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc.	(g) 120,000 Series B preferred shares.	1/20/15	11%	600,000	600,000	7.8%
Portland, ME. Cellular, fiber optic and wireless	21,391 Series C convertible preferred
information systems, construction, and	shares.			200,000	200,000
management. (Professional Services)	(g) $200,000 subordinated promissory
www.tilsontech.com	note at 8% due September 28, 2021.			200,000	200,000
	(n) 65,790 Series D preferred shares.			750,000	750,000
	(n) $750,000 subordinated promissory
	note at 8% due December 1, 2022.			750,000	750,000
	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$20,871,129	$17,016,795

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g)	53% Membership interest.	12/30/10	53%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine
and spirits dealers. (Marketing Company)
www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 101.1%				$36,689,319	$32,284,062
OTHER ASSETS IN EXCESS OF
LIABILITIES – (1.1%)					(365,377)

NET ASSETS – 100%					$31,918,685

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Investments in and Advances to Affiliates
						Net	Amount of
		December	Gross	Gross	December	Realized	Interest/
	Type of Investment	31, 2016	Additions	Reductions	31, 2017 Fair	Gains	Dividend/
Company		Fair Value	(1)	(2)	Value	(Losses)	Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$-	$-	$99,500	$-	$-
	Total Control Investments	$99,500	$-	$-	$99,500	-	$-
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership
	Units.	$359,000		$-	$359,000	-	$-
	1,032,918 Series B Preferred Membership					-
	Units	-	$291,000	-	291,000	-	-
	$150,000 convertible promissory note at 8%.	150,000	-	(150,000)	-	-	4,800
	Total BeetNPath	509,000	291,000	(150,000)	650,000	-	4,800
Carolina Skiff LLC	6.0825% Class A common membership	1,100,000	650,000	-	1,750,000	-	178,532
	interest.
ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	-	-	200,000	-	-
First Wave Products	$500,000 senior term notes at 10%.	250,000	-	-	250,000	-	-
Group, LLC	$280,000 junior term notes at 10%.	-	-	-	-	-	-
	Warrant for 41,619 capital securities.	-	-	-	-	-	-
	Total First Wave	250,000	-	-	250,000	-	-
Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	-	-	1,000,000	-	-
	$1,100,000 senior term loans at 12%.	1,100,000	-	(1,100,000)	-	-	50,234
	$600,000 term loan at 14%.	600,000	-	(600,000)	-	-	32,200
	$2,000,000 promissory note at 8%	-	2,016,002	(80,000)	1,936,002	-	129,752
	$1,000,000 promissory note at 8%	-	1,007,777	(40,000)	967,777	-	60,860
	Warrant for 250,000 common shares	-	80,000	-	80,000	-
	Warrant for 125,000 common shares	-	40,000	-	40,000	-	-
	Total Genicon	2,700,000	3,143,779	(1,820,000)	4,023,779	-	273,046
GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-	-
G-TEC Natural Gas	16.639% Class A membership interest. 8%
Systems	cumulative dividend	100,000	-	-	100,000	-	-
Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000	-	(380,000)	400,000	-	-
Knoa Software, Inc.	973,533 Series A-1 convertible preferred	-	750,000	-	750,000	-	-
	shares. 1,876,922 Series B preferred shares.	449,455	29,700	-	479,155	-	-
	$48,466 convertible promissory note at 8%.	48,466	-	-	48,466	-	3,877
	Total Knoa	497,921	779,700	-	1,277,621	-	3,877
KnowledgeVision	200,000 Series A-1 preferred shares.	-	-	-	-	-	-
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	-	-	300,000	-	-
	129,033 Series A-3 preferred shares.	165,001	-	-	165,001	-	-
	$50,000 subordinated promissory note at 8%	-	50,000	-	50,000	-	3,748
	Warrant for 46,743 Series A-3 shares.	35,000	-	-	35,000	-	-
	Total Knowledge Vision	500,001	50,000	-	550,001	-	3,748
Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-	-
Microcision LLC	$1,500,000 subordinated promissory note at
	12% (1% PIK).	1,891,964	22,176	-	1,914,140	-	228,239
New Monarch	22.84 common shares.	22,841	-	-	22,841	-	28,409
Machine Tool, Inc.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

Investments in and Advances to Affiliates
						Net	Amount of
		December 31,	Gross	Gross	December 31,	Realized	Interest/
	Type of Investment	2016 Fair	Additions	Reductions	2017 Fair	Gains	Dividend/
Company		Value	(1)	(2)	Value	(Losses)	Fee Income (3)
OnCore Golf	150,000 Series AA preferred shares.	-	-	-	-	-	-
Technology, Inc.	$300,000 subordinated convertible
	promissory notes at 6%.	300,000	-	-	300,000	-	29,211
	Total OnCore	300,000	-	-	300,000	-	29,211
SciAps, Inc.	187,500 Series A convertible preferred
	shares.	1,000,000	-	(300,000)	700,000	-	-
	274,299 Series A-1 convertible preferred
	shares.	504,710	-	(254,710)	250,000	-	-
	117,371 Series B convertible preferred
	shares.	250,000	-	-	250,000	-	-
	113,636 Series C preferred shares.	-	175,000	-	175,000	-	-
	369,698 Series C-1 preferred shares.	-	399,274	-	399,274	-	-
	$200,000 subordinated promissory note at
	10%.	200,000	-	(200,000)	-	-	4,731
	$100,000 secured subordinated convertible
	note at 10%.	100,000	-	(100,000)	-	-	2,376
	Total SciAps	2,054,710	574,274	(854,710)	1,774,274	-	7,107

SOMS	5,959,490 Series B membership interests.	528,348	-	-	528,348	-	6,024
Technologies, LLC

Teleservices	250,000 Class B preferred units.	-	-	-	-	-	-
Solutions	1,000,000 Class C preferred units.	200,000	-	(200,000)	-	-	-
Holdings, LLC	80,000 Class D preferred units.	91,200	-	(91,200)	-	-	-
	104,198 Class E preferred units.	104,198	-	(104,198)	-	-	-
	Total Teleservices	395,398	-	(395,398)	-	-	-

Tilson Technology	120,000 Series B preferred shares.	600,000	-	-	600,000	-	20,000
Management, Inc.	21,391 Series C convertible preferred	200,000	-		200,000	-	-
	shares.			-
	$200,000 subordinated promissory note at	200,000	-		200,000	-	16,000
	8%.	-	750,000		750,000		1,579
	65,790 Series D preferred shares.
	$750,000 subordinated promissory note at	-	750,000	-	750,000	-	5,096
	8%.	1,000,000	1,500,000	-	2,500,000	-	42,675
	Total Tilson

	Total Affiliate Investments	$13,605,974	$7,010,929	($3,600,108)	$17,016,795	$-	$805,668

	Total Control and Affiliate Investments	$13,705,474	$7,010,929	($3,600,108)	$17,116,295	$-	$805,668

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

Throughout our history, our principal business has been to make venture capital investments in early or expansion stage companies, often in upstate New York and regions in close proximity. In accordance with our strategic growth plan, we look for companies with strong leadership that are bringing to market new or unique products, technologies or services and have a high potential for growth. We invest in a mixture of debt and equity instruments. The debt securities typically have an equity component in the form of warrants or options to acquire stock or the right to convert the debt securities into equity securities.

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

During 2017 we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (“Rand SBIC II”), and began making investments through this SBIC subsidiary. During the first quarter of 2018, together with the SBA, we determined that the optimal structure was to revert back to investing in small businesses through our original SBIC, Rand SBIC, and the assets of Rand SBIC II were transferred to Rand SBIC. Rand SBIC has applied for $6 million in new SBA leverage commitment and is currently undergoing the review and approval process.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of SBA Debentures - In March 2018, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 3.187%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 3.991%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and portions of the Empire Genomics, LLC (Empire Genomics) and Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

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

The Corporation may hold preferred equity securities that contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, if declared and deemed collectible, and any dividends in arrears are recognized into income and added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred equity is redeemed.

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $15,327 and $14,621 for the six months ended June 30, 2018 and 2017, respectively. The board fees were $2,000 and $1,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $19,271 and $8,395 in OID income for six months ended June 30, 2018 and 2017, respectively. OID income is estimated to be approximately $20,000 for the remainder of 2018.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $13,700 for each of the six months ended June 30, 2018 and 2017. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $23,000 per year.

SBA Debentures - The Corporation had $8,000,000 in outstanding SBA debentures at June 30, 2018 and December 31, 2017 with a weighted average interest rate of 3.54%. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information - Income taxes (refunded) paid during the six months ended June 30, 2018 and 2017 were ($17,051) and $587,840, respectively. Interest paid during each of the six months ended June 30, 2018 and 2017 was $140,275. The Corporation converted $77,154 and $53,294 of interest receivable into investments during the six months ended June 30, 2018 and 2017, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2018 and December 31, 2017, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 26, 2017, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 26, 2018 at prices no greater than the then current net asset value. No shares were repurchased during the six months ended June 30, 2018. At June 30, 2018, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan - In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2018, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the six months ended June 30, 2018 and 2017, respectively. Included in the profit sharing and bonus payable line on the Consolidated Statement of Financial Position at December 31, 2017 was $132,000 that was paid during the first quarter of 2018.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2018.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the six months ended June 30, 2018 or 2017.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

At June 30, 2018, Genicon, Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth), Rheonix, Inc. (Rheonix), Tilson Technology Management, Inc. (Tilson), and Outmatch (Outmatch) represented 13%, 11%, 9%, 8% and 7%, respectively, of the fair value of the Corporation’s investment portfolio.

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

Any changes in estimated fair value are recorded in the statement of operations.

Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no Level 1 or 2 investments as of June 30, 2018.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2018:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$25	$2,145,496	$6,093,729	$8,239,250

Non-Control/Non-Affiliate Debt	$949,040	1,712,818	3,500,000	300,000	6,461,858

Total Non-Control/Non-Affiliate	$949,040	$1,712,843	$5,645,496	$6,393,729	$14,701,108

Affiliate Equity	$4,420,000	$22,841	$4,453,430	$1,647,698	$10,543,969

Affiliate Debt	5,857,849	—	—	1,125,000	6,982,849

Total Affiliate	$10,277,849	$22,841	$4,453,430	$2,772,698	$17,526,818

Control Equity	$—	$—	$99,500	$—	$99,500

Total Control	$—	$—	$99,500	$—	$99,500

Total Level 3 Investments	$11,226,889	$1,735,684	$10,198,426	$9,166,427	$32,327,426

Range	4X-9X	1X	1X-6X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	5.7X	1X	2.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2018:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	9,894,707	—	—	9,894,707
Equity investments	18,882,719	—	—	18,882,719

Total	$32,327,426	$—	$—	$32,327,426

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2017:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	10,096,244	—	—	10,096,244
Equity investments	18,637,818	—	—	18,637,818

Total	$32,284,062	$—	$—	$32,284,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062

Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(651,489)	—	(651,489)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)
GiveGab, Inc. (Givegab)	—	—	191,907	191,907
SOMS Technologies, LLC (SOMS)	—	—	(498,348)	(498,348)

Total Unrealized Losses	—	(901,489)	(306,441)	(1,207,930)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Centivo Corporation (Centivo)	—	—	201,342	201,342
Genicon, Inc. (Genicon)	—	80,348	—	80,348
GoNoodle, Inc. (GoNoodle)	—	5,153	—	5,153
KnowledgeVision Systems, Inc. (Knowledgevision)	—	775,000	—	775,000
Microcision LLC (Microcision)	—	9,582	—	9,582
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	870,083	451,342	1,321,425

Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)

Transfers within Level 3	—	(100,000)	100,000	—

Ending Balance, June 30, 2018, of Level 3 Assets	$3,550,000	$9,894,707	$18,882,719	$32,327,426

Increase in unrealized depreciation on investments for the period included in changes in net assets				($1,207,930)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481

Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
Athenex, Inc. (Athenex)	—	—	197,336	197,336
BeetNPath, LLC (Beetnpath)	—	—	29,723	29,723
City Dining Cards, Inc. (Loupe)	—	—	(500,000)	(500,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)
SciAps, Inc. (Sciaps)	—	—	(300,000)	(300,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(395,398)	(395,398)

Total Unrealized Gains and Losses	—	(250,000)	(848,983)	(1,098,983)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Beetnpath	—	100,000	11,277	111,277
eHealth Global Technologies, Inc. (eHealth)	2,000,000	—	—	2,000,000
Genicon, Inc. (Genicon)	300,000	883,397	120,000	1,303,397
GoNoodle, Inc. (GoNoodle)	—	5,102	—	5,102
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—	—	50,000
Mercantile	—	104,998	—	104,998
Microcision LLC (Microcision)	—	12,641	—	12,641
Sciaps	—	—	274,274	274,274

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,350,000	1,106,138	405,551	3,861,689

Transfers within Level 3	(2,000,000)	1,450,000	550,000	—
Transfers out of Level 3	—	—	(614,000)	(614,000)

Ending Balance, June 30, 2017, of Level 3 Assets	$3,550,000	$9,006,359	$17,092,828	$29,649,187

Increase in unrealized depreciation on investments for the period included in changes in net assets				($1,296,319)

NOTE 4. OTHER ASSETS

At June 30, 2018 and December 31, 2017, other assets was comprised of the following:

	June 30, 2018	December 31, 2017
Prepaid expenses	$52,002	$—
Operating receivables	2,564	3,204
Equipment (net)	1,390	2,490
Dividend receivable	—	37,160

Total other assets	$55,956	$42,854

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation did not have any commitments to fund any investments as of June 30, 2018.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	June 30, 2018	December 31, 2017
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(131,127)	(144,827)

Debentures guaranteed by the SBA, net	$7,868,873	$7,855,173

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2018 and 2017:

	Six months ended June 30, 2018 (Unaudited)	Six months ended June 30, 2017 (Unaudited)
Income from investment operations (1):
Investment income	$0.12	$0.11
Operating expenses	0.16	0.18

Investment loss before income taxes	(0.04)	(0.07)
Income tax benefit	(0.01)	(0.03)

Net investment loss	(0.03)	(0.04)
Net realized and unrealized loss on investments	(0.15)	(0.12)

Decrease in net asset value	(0.18)	(0.16)
Net asset value, beginning of period	5.05	5.16

Net asset value, end of period	$4.87	$5.00

Per share market price, end of period	$2.69	$2.79

Total return based on market value	(10.93%)	(11.70%)
Total return based on net asset value	(3.61%)	(3.05%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	3.39%	3.50%
Ratio of operating expenses including income taxes to average net assets	2.30%	1.79%
Ratio of net investment loss to average net assets	(0.67%)	(0.85%)
Portfolio turnover	3.8%	13.2%
Net assets, end of period	$30,766,978	$31,634,545
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are an internally managed investment company that lends to and invests in small companies often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. During 2017 we established a second SBIC subsidiary, Rand Capital SBIC II, L.P. (“Rand SBIC II”) and began making investments through this SBIC subsidiary. During the first quarter of 2018, together with the SBA, we determined that the optimal structure was to revert back to investing in small businesses through our original SBIC, Rand SBIC, and the assets of Rand SBIC II were transferred to Rand SBIC. Rand SBIC has applied for an additional $6 million in new SBA leverage commitments and is currently undergoing the review and approval process.

Outlook

At the end of the second quarter of 2018, we had approximately $4.7 million in cash available for future investments and expenses. We believe the combination of cash on hand, proceeds from portfolio exits, anticipated additional SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

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

•

We have sufficient cash to invest in new opportunities and to opportunistically repurchase shares. At quarter end, we had authorization to repurchase an additional 458,954 shares of our common stock. However, our prioritized use of cash continues to be growing our portfolio.

•	When our portfolio expands, we are able to better leverage our infrastructure.

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

Financial Condition

	June 30, 2018	December 31, 2017	Decrease	% Decrease
Overview:
Total assets	$38,870,649	$40,133,913	($1,263,264)	(3.1%)
Total liabilities	8,103,671	8,215,228	(111,557)	(1.4%)

Net assets	$30,766,978	$31,918,685	($1,151,707)	(3.6%)

Net asset value per share (NAV) was $4.87 at June 30, 2018 and $5.05 at December 31, 2017.

Our gross outstanding SBA debentures at June 30, 2018 were $8,000,000 and will mature from 2022 through 2025. Cash approximated 15% of net assets at June 30, 2018, as compared to 20% at December 31, 2017.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2018	December 31, 2017	Increase	% Increase
Investments, at cost	$37,940,613	$36,689,319	$1,251,294	3.4%

Unrealized depreciation, net	(5,613,187)	(4,405,257)	1,207,930	27.4%

Investments at fair value	$32,327,426	$32,284,062	$43,364	0.1%

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 105% of net assets at June 30, 2018 versus 101% of net assets at December 31, 2017.

The change in investments during the six months ended June 30, 2018, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
KnowledgeVision Systems, Inc. (Knowledgevision)	$775,000
SciAps, Inc. (Sciaps)	250,000
Centivo Corporation (Centivo)	200,000

Total of new investments	1,225,000

Other changes to investments:
Genicon Inc. (Genicon) interest conversion and OID amortization	80,348
Microcision LLC (Microcision) interest conversion	9,582
GoNoodle, Inc. (GoNoodle) interest conversion	5,153
Centivo interest conversion	1,342

Total of other changes to investments	96,425

Investments repaid, sold or liquidated:
Knoa Software Inc. (Knoa) repayment	(48,466)
Empire Genomics, LLC (Empire Genomics) repayment	(21,665)

Total of investments repaid, sold or liquidated	(70,131)

Net change in investments, at cost	$1,251,294

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debt instruments and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Investment Income

	Three months ended June 30, 2018	Three months ended June 30, 2017	Increase	% Increase
Interest from portfolio companies	$315,700	$277,640	$38,060	13.7%
Interest from other investments	7,735	6,859	876	12.8%
Dividend and other investment income	78,942	55,705	23,237	41.7%
Fee income	11,141	8,935	2,206	24.7%

Total investment income	$413,518	$349,139	$64,379	18.4%

Interest from portfolio companies – Interest from portfolio companies was approximately 14% higher during the three months ended June 30, 2018 versus the same period in 2017 due to the fact that we have originated more income-producing debt investments in the last year. The new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth) and several other portfolio companies.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and portions of the Empire Genomics, LLC (Empire Genomics) and Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended June 30, 2018 versus the same period in 2017.

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

	Three months ended June 30, 2018	Three months ended June 30, 2017
Carolina Skiff LLC (Carolina Skiff)	$39,169	$42,000
New Monarch Machine Tool, Inc. (New Monarch)	27,409	—
Tilson Technology Management, Inc. (Tilson)	9,687	5,000
Empire Genomics LLC (Empire Genomics)	2,677	2,681
SOMS Technologies, LLC (SOMS)	—	6,024

Total dividend and other investment income	$78,942	$55,705

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

The income associated with the amortization of financing fees was $10,141 and $7,935 for the three months ended June 30, 2018 and 2017, respectively. The income from board fees was $1,000 for each of the three months ended June 30, 2018 and 2017, respectively.

Expenses

	Three months ended June 30, 2018	Three months ended June 30, 2017	Decrease	% Decrease
Total expenses	$473,670	$607,163	($133,493)	(22.0%)

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The decrease in expenses during the three months ended June 30, 2018 versus the same period in 2017 was primarily caused by a 79%, or $140,852, decrease in professional fees. Professional fees were higher during 2017 versus 2018 because we incurred additional expenses in connection with developing and implementing our long-term growth strategy during 2017. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate.

In addition, for the three months ended June 30, 2018 there was a $30,741 charge to bad debt expense while there was no bad debt expense for the three months ended June 30, 2017.

Increase in Unrealized Depreciation of Investments

	Three months ended June 30, 2018	Three months ended June 30, 2017	Increase
Increase in unrealized depreciation of investments before income taxes	($756,441)	($718,339)	$38,102

The increase in unrealized depreciation, before income taxes, for the three months ended June 30, 2018 was comprised of the following:

Three months ended June 30, 2018
Empire Genomics, LLC (Empire Genomics)	($450,000)
SOMS Technologies, LLC (SOMS)	(498,348)
GiveGab, Inc. (Givegab)	191,907

Total increase in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2018	($756,441)

The valuations of our investments in Empire Genomics and SOMS were decreased after we reviewed each of the portfolio company’s operations and current and projected financial condition and determined that a valuation adjustment was necessary.

Givegab’s value was increased to the cost basis of the investment after a financial analysis of the portfolio company indicating continued improved performance.

The increase in unrealized depreciation, before income taxes, for the three months ended June 30, 2017 was comprised of the following:

Three months ended June 30, 2017
City Dining Cards, Inc. (Loupe)	($250,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
SciAps, Inc. (Sciaps)	(300,000)
Athenex, Inc. (Athenex)	197,336
BeetNPath, LLC (Beetnpath)	29,723

Total increase in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2017	($718,339)

The valuations of our investments in Loupe and Teleservices were decreased after we reviewed each portfolio company and its current and projected financial condition and determined that a valuation adjustment was necessary.

The valuation of Sciaps was decreased to revalue our equity holdings based upon the liquidation preferences of our securities as compared to the most recent equity round of financing completed by Sciaps.

In accordance with our valuation policy, we increased the value of our investment in Beetnpath based on a significant equity financing by a new non-strategic outside entity.

Athenex completed an Initial Public Offering (IPO) during the second quarter of 2017 and its shares of common stock became publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. We held 46,296 shares of the common stock of Athenex and valued the shares using the three day average bid price for the last three trading days of the reporting period, which was then discounted due to restrictions on the sale of the shares.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended June 30, 2018 and 2017, the net decrease in net assets from operations was ($631,294) and ($635,337), respectively.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Investment Income

	Six months ended June 30, 2018	Six months ended June 30, 2017	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$613,048	$523,731	$89,317	17.1%
Interest from other investments	12,845	17,834	(4,989)	(28.0%)
Dividend and other investment income	133,107	120,590	12,517	10.4%
Fee income	17,327	15,621	1,706	10.9%

Total investment income	$776,327	$677,776	$98,551	14.5%

Interest from portfolio companies – Interest from portfolio companies was approximately 17% higher during the six months ended June 30, 2018 versus the same period in 2017 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon) and eHealth Global Technologies, Inc. and several other portfolio companies.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Empire Genomics, LLC (Empire Genomics) and Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the six months ended June 30, 2018 versus the same period in 2017.

Dividend and other investment income - The dividend distributions for the respective periods were:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Carolina Skiff LLC (Carolina Skiff)	$80,264	$99,373
New Monarch Machine Tool, Inc. (New Monarch)	27,409	—
Tilson Technology Management, Inc. (Tilson)	19,376	10,000
Empire Genomics LLC (Empire Genomics)	6,058	5,193
SOMS Technologies, LLC (SOMS)	—	6,024

Total dividend and other investment income	$133,107	$120,590

Fee income - The income associated with the amortization of financing fees was $15,327 and $14,621 for the six months ended June 30, 2018 and 2017, respectively. The income from board fees was $2,000 and $1,000 for the six months ended June 30, 2018 and 2017, respectively.

Expenses

	Six months ended June 30, 2018	Six months ended June 30, 2017	Decrease	% Decrease
Total expenses	$1,062,234	$1,123,572	($61,338)	(5.5%)

The decrease in expenses during the six months ended June 30, 2018 versus the same period in 2017 was primarily caused by a 47%, or $123,167, decrease in professional fees. Professional fees were higher during 2017 versus 2018 because we incurred additional expenses in connection with developing and implementing our long-term growth strategy during 2017. This decrease was offset by a $76,641 charge to bad debt expense for the six months ended June 30, 2018 while there was no bad debt expense for the six months ended June 30, 2018.

Increase in Unrealized Depreciation of Investments

	Six months ended June 30, 2018	Six months ended June 30, 2017	Increase
Increase in unrealized depreciation of investments before income taxes	($1,207,930)	($1,098,983)	$108,947

The increase in unrealized depreciation, before income taxes, for the six months ended June 30, 2018 was comprised of the following:

Six months ended June 30, 2018
Empire Genomics, LLC (Empire Genomics)	($651,489)
SOMS Technologies, LLC (SOMS)	(498,348)
First Wave Products Group (First Wave)	(250,000)
GiveGab, Inc. (Givegab)	191,907

Total increase in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2018	($1,207,930)

The valuations of our investments in Empire Genomics and SOMS were decreased after we reviewed each of the portfolio company’s operations and current and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of First Wave was decreased to reflect an anticipated round of financing expected to be completed by First Wave in the third quarter of 2018.

Givegab’s value was increased to the cost basis of the investment after a financial analysis of the portfolio company indicating continued improved performance.

The increase in unrealized depreciation, before income taxes, for the six months ended June 30, 2017 was comprised of the following:

Six months ended June 30, 2017
City Dining Cards, Inc. (Loupe)	($500,000)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
SciAps, Inc. (Sciaps)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(250,000)
Athenex, Inc. (Athenex)	197,336
ACV Auctions, Inc. (ACV)	119,356
BeetNPath, LLC (Beetnpath)	29,723

Total increase in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2017	($1,098,983)

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

Athenex completed an Initial Public Offering (IPO) during the second quarter of 2017 and its shares of common stock were traded on the NASDAQ Global Select Market under the symbol “ATNX”. As of June 30, 2017 we held 46,296 shares of the common stock of Athenex and valued these shares using the three day average bid price for the last three trading days of the reporting period, which was then discounted due to restrictions on the sale of the shares.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net decrease in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2018 and 2017, the net decrease in net assets from operations was ($1,151,707) and ($994,818), respectively.

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

As of June 30, 2018, our total liquidity consisted of approximately $4.7 million in cash on hand.

Net cash provided by operating activities has averaged approximately $433,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was approximately $3,000,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of June 30, 2018, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at June 30, 2018, the scheduled interest payments on our portfolio investments and the anticipated additional SBA leverage will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of June 30, 2018 we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as June 30, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2018 – 4/30/2018	—	—	—	458,954
5/1/2018 – 5/31/18	—	—	—	458,954
6/1/2018 – 6/30/2018	—	—	—	458,954

(1)	There were no shares repurchased during the second quarter of 2018.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: August 7, 2018

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer