Form 10-Q
period 2018-09-30
RAND CAPITAL CORP
filed 2018-11-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Investments at fair value:
Control investments (cost of $99,500)	$99,500	$99,500
Affiliate investments (cost of $20,413,709 and $20,871,129, respectively)	16,728,607	17,016,795
Non Control/Non-Affiliate investments (cost of $16,796,433 and $15,718,690, respectively)	15,344,150	15,167,767

Total investments, at fair value (cost of $37,309,642 and $36,689,319, respectively)	32,172,257	32,284,062
Cash and cash equivalents	4,404,574	6,262,039
Interest receivable (net of allowance: $211,342 at 9/30/18; $161,000 at 12/31/17)	147,934	231,048
Deferred tax asset	772,275	551,863
Prepaid income taxes	1,122,826	762,047
Other assets	38,360	42,854

Total assets	$38,658,226	$40,133,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$7,875,723	$7,855,173
Profit sharing and bonus payable	—	144,000
Accounts payable and accrued expenses	120,886	178,348
Deferred revenue	73,941	37,707

Total liabilities	8,070,550	8,215,228
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,643,744)	(1,597,146)
Undistributed net realized gain on investments	26,496,804	27,215,738
Net unrealized depreciation on investments	(4,064,372)	(3,498,895)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share $4.84 at 9/30/18; $5.05 at 12/31/17)	30,587,676	31,918,685

Total liabilities and stockholders’ equity (net assets)	$38,658,226	$40,133,913

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Investment income:
Interest from portfolio companies:
Affiliate investments	$192,758	$142,247	$515,784	$416,247
Non-Control/Non-Affiliate investments	257,531	167,675	547,553	417,406

Total interest from portfolio companies	450,289	309,922	1,063,337	833,653
Interest from other investments:
Non-Control/Non-Affiliate investments	7,872	6,348	20,717	24,182

Total interest from other investments	7,872	6,348	20,717	24,182
Dividend and other investment income:
Affiliate investments	48,856	74,408	175,905	189,805
Non-Control/Non-Affiliate investments	—	2,405	6,058	7,598

Total dividend and other investment income	48,856	76,813	181,963	197,403
Fee income:
Affiliate investments	4,042	2,166	11,625	6,250
Non-Control/Non-Affiliate investments	151,243	1,770	160,987	13,307

Total fee income	155,285	3,936	172,612	19,557

Total investment income	662,302	397,019	1,438,629	1,074,795

Expenses:
Salaries	169,875	165,413	509,624	496,239
Employee benefits	39,845	38,454	148,841	138,523
Directors’ fees	28,624	36,374	92,123	107,623
Professional fees	81,745	48,433	220,773	310,628
Stockholders and office operating	47,839	45,355	176,877	193,290
Insurance	8,700	8,058	27,588	25,618
Corporate development	15,028	16,621	41,470	49,938
Other operating	4,875	2,772	9,990	8,055

	396,531	361,480	1,227,286	1,329,914
Interest on SBA obligations	77,568	77,568	232,406	232,706
Bad debt (recovery) expense	(26,299)	—	50,342	—

Total expenses	447,800	439,048	1,510,034	1,562,620

Net investment gain (loss) before income taxes	214,502	(42,029)	(71,405)	(487,825)
Income tax expense (benefit)	50,003	(17,050)	(24,807)	(188,961)

Net investment gain (loss)	164,499	(24,979)	(46,598)	(298,864)

Net realized loss on sales and dispositions of investments:
Affiliate investments	(1,125,673)	—	(1,125,673)	—

Net realized loss before income tax benefit	(1,125,673)	—	(1,125,673)	—
Income tax benefit	406,739	—	406,739	—

Net realized loss on investments	(718,934)	—	(718,934)	—
Change in unrealized depreciation on investments:
Affiliate investments	725,673	—	169,232	(665,675)
Non-Control/Non-Affiliate investments	(249,871)	111,000	(901,360)	(322,308)

Change in unrealized depreciation before income tax expense (benefit)	475,802	111,000	(732,128)	(987,983)
Deferred income tax expense (benefit)	100,669	28,090	(166,651)	(349,960)

Net change in unrealized depreciation on investments	375,133	82,910	(565,477)	(638,023)

Net realized and unrealized (loss) gain on investments	(343,801)	82,910	(1,284,411)	(638,023)

Net (decrease) increase in net assets from operations	($179,302)	$57,931	($1,331,009)	($936,887)

Weighted average shares outstanding	6,321,988	6,321,988	6,321,988	6,321,988
Basic and diluted net (decrease) increase in net assets from operations per share	($0.03)	$0.01	($0.21)	($0.15)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net assets at beginning of period	$30,766,978	$31,634,545	$31,918,685	$32,629,363
Net investment gain (loss)	164,499	(24,979)	(46,598)	(298,864)
Net realized loss on investment	(718,934)	—	(718,934)	—
Net change in unrealized depreciation on investments	375,133	82,910	(565,477)	(638,023)

Net (decrease) increase in net assets from operations	(179,302)	57,931	(1,331,009)	(936,887)

Total (decrease) increase in net assets	(179,302)	57,931	(1,331,009)	(936,887)

Net assets at end of period	$30,587,676	$31,692,476	$30,587,676	$31,692,476

Accumulated net investment loss	($1,643,744)	($1,876,712)	($1,643,744)	($1,876,712)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash flows from operating activities:
Net decrease in net assets from operations	($1,331,009)	($936,887)
Adjustments to reconcile net decrease in net assets to net cash and cash equivalents used in operating activities:
Investments in portfolio companies	(1,365,000)	(3,900,000)
Proceeds from loan repayments	70,131	—
Change in unrealized depreciation on investments	732,128	987,983
Deferred tax benefit	(220,412)	(542,917)
Realized loss on portfolio investments	1,125,673	—
Depreciation and amortization	22,200	23,550
Original issue discount amortization	(29,462)	(21,085)
Non-cash conversion of debenture interest	(421,665)	(262,105)
Change in interest receivable allowance	50,342	—
Changes in operating assets and liabilities:
Decrease in interest receivable	32,772	121,675
Decrease in other assets	2,844	561,499
Increase in prepaid income taxes	(360,779)	(266,935)
Decrease in income tax payable	—	(320,008)
Decrease in accounts payable and accrued expenses	(69,462)	(210,173)
Decrease in profit sharing and bonus payable	(132,000)	(1,138,052)
Increase (decrease) in deferred revenue	36,234	(3,557)

Total adjustments	(526,456)	(4,970,125)

Net cash and cash equivalents used in operating activities	(1,857,465)	(5,907,012)

Net decrease in cash and cash and cash equivalents	(1,857,465)	(5,907,012)
Cash and cash equivalents:
Beginning of period	6,262,039	12,280,140

End of period	$4,404,574	$6,373,128

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 50.2% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred	8/12/16	<1%			0.9%
Buffalo, NY. Live mobile wholesale auctions for new	shares.			$163,000	$282,356
and used car dealers. (Software) www.acvauctions.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred	7/5/17	<1%			1.0%
New York, NY. Tech-enabled health solutions	shares.			200,000	200,000
company that helps self-insured employers and their	337,808 Series A-2 Preferred
employees save money and have a better experience.	shares.			101,342	101,342
(Health Care)	Total Centivo			301,342	301,342
www.centivo.com

eHealth Global Technologies, Inc. (g)	$3,500,000 Replacement Term	6/28/16	0%			11.5%
Henrietta, NY. eHealth Connect® improves health	Note at 13% due December 31, 2020.			3,500,000	3,500,000
care delivery through intelligently aggregated clinical record and images for patient referrals.
(Health Care) www.ehealthtechnologies.com

Empire Genomics, LLC (g)(m)	$1,209,014 Senior Secured	6/13/14	0%			2.3%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	(8% Payment in Kind (PIK)) due
diagnosing and guiding patient therapeutic treatments.	December 31, 2020.			1,209,014	450,000
(Health Care)	$444,916 Promissory Note at 9%
www.empiregenomics.com	due December 31, 2020.			394,915	252,569
	Total Empire			1,603,929	702,569

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred	3/13/13	4%			2.0%
Ithaca, NY. Online fundraising, day of giving	shares.			616,221	616,221
supporter engagement software for non-profit
organizations. (Software)
www.givegab.com

GoNoodle, Inc. (g)(m)	$1,000,000 Secured Note at 12%	2/6/15	<1%			3.4%
Nashville, TN. Student engagement education	due January 31, 2020, (1%
software providing core aligned physical activity	Payment in Kind (PIK)).			1,037,070	1,037,070
breaks. (Software)	Warrant for 47,324 Series C
www.gonoodle.com	Preferred shares.			25	25
	Total GoNoodle			1,037,095	1,037,095

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			3.1%
Williamsville, NY. Full service accounts receivable	Note at 13% (3% for the calendar
management and collections company. (Contact	year 2018) due January 31, 2019.			1,199,040	949,040
Center) www.mercantilesolutions.com	(e) $150,000 Subordinated
	Debenture at 8% due June 30,
	2018.			150,000	-
	Warrant for 3.29% Membership
	Interests. Option for 1.5%
	Membership Interests.			97,625	-
	(i) Interest receivable $51,761.
	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g)	2,745,545 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	7.0%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection	Total Outmatch			2,145,496	2,145,496
and reference checking. (Software)
www.outmatch.com

PostProcess Technologies LLC (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			1.0%
Buffalo, NY. Provides innovative solutions for the	Note at 5% due July 28, 2020.			300,000	300,000
post-processing of additive manufactured 3D parts.
(Manufacturing)
www.postprocess.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e)	9,676 Common shares.	10/29/09	4%	-	11,000	9.6%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A preferred
microfluidic based molecular assay and diagnostic	shares.			2,099,999	2,165,999
testing devices. (Health Care)	(g) 50,593 Common shares.			-	59,000
www.rheonix.com	(g) 589,420 Series B Preferred shares.			702,732	702,732
	Total Rheonix			2,802,731	2,938,731

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred shares.	4/5/13	4%	500,000	731,431	6.8%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred shares.			750,000	839,648
networks using a proprietary, predictive analytic	717,772 Series C Preferred shares.			500,000	500,221
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	2,071,300
(Software)
www.socialflow.com

Somerset Gas Transmission Company, LLC (e)	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation.
(Oil and Gas)
www.somersetgas.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (Software) (e)	Membership Interest.	-	-	310,357	-	0.0%

UStec/Wi3 (Manufacturing) (e)	Common stock.	-	-	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments

				$16,796,433	$15,344,150
Affiliate Investments – 54.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			2.6%
Ithaca, NY. Frozen entrées made from 100%	Membership Units.			$359,000	$359,000
whole grain steel cut oats under Grainful brand	1,032,918 Series B Preferred
name. (Consumer Product)	Membership Units.			261,277	291,000
www.grainful.com	$140,000 Convertible Secured Note at
	8% due December 21, 2019			140,000	140,000
	Total BeetNPath			760,277	790,000

Carolina Skiff LLC (g)	6.0825% Class A Common	1/30/04	7%			5.8%
Waycross, GA. Manufacturer of ocean fishing and	Membership Interest.			15,000	1,750,000
pleasure boats.
(Manufacturing)
www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred	1/4/16	6%			0.6%
Buffalo, NY. Social media publishing tool for law,	shares.			200,000	200,000
CPA and professional firms. (Software)
www.clearviewsocial.com

First Wave Products Group, LLC (e)(g)	$500,000 Senior Term Notes at 10%	4/19/12	7%			0.0%
Batavia, NY. Sells First Crush automated pill	due July 31, 2017.			661,563	-
crusher that crushes and grinds pills for nursing	$280,000 Junior Term Notes at 10%
homes and medical institutions. (Health Care)	due July 31, 2017.			316,469	-
www.firstwaveproducts.com	Warrant for 41,619 Capital Securities.			22,000	-
	Total First Wave			1,000,032	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

		(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business	(a)	Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

Genicon, Inc. (g) (m)	1,586,902 Series B Preferred shares.	4/10/15	6%	1,000,000	1,000,000	13.7%
Winter Park, FL. Designs, produces and	$3,000,000 Promissory Notes at 10%
distributes patented surgical instrumentation.	due May 1, 2020, (8% Payment in Kind
(Health Care)	(PIK)).			3,057,327	3,057,327
www.geniconendo.com	Warrant for 250,000 Common shares.			80,000	80,000
	Warrant for 125,000 Common shares.			40,000	40,000
	Total Genicon			4,177,327	4,177,327

G-TEC Natural Gas Systems (e)	16.639% Class A Membership Interest.	8/31/99	17%			0.3%
Buffalo, NY. Manufactures and distributes	8% cumulative dividend.			400,000	100,000
systems that allow natural gas to be used as an
alternative fuel to gases. (Manufacturing)
www.gas-tec.com

Knoa Software, Inc. (e)(g)(h)	973,533 Series A-1 Convertible	11/20/12	7%			4.0%
New York, NY. End user experience	Preferred shares.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred shares.			479,155	479,155
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	1,229,155
www.knoa.com

KnowledgeVision Systems, Inc. (g)	200,000 Series A-1 Preferred shares.	11/13/13	7%	250,000	-	4.3%
Lincoln, MA. Online presentation and training	214,285 Series A-2 Preferred shares.			300,000	300,000
software. (Software)	129,033 Series A-3 Preferred shares.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3 shares.			35,000	35,000
	$75,000 Subordinated Promissory Notes
	at 8% payable on demand of majority of
	holders after August 31, 2019.(e)			75,000	75,000
	$750,000 Replacement Term Note at
	11% due April 30, 2021.			750,000	750,000
	Total KnowledgeVision			1,575,001	1,325,001

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred shares.	1/9/08	14%	742,850	351,477	1.1%
Ithaca, NY. Micro-electronic mechanical systems
(MEMS) developer of carbon fiber MEMS mirror
modules for gesture recognition and 3D scanning.
(Electronics Developer)
www.mezmeriz.com

Microcision LLC (g)(m)	$1,500,000 Subordinated Promissory	9/24/09	15%			6.3%
Pennsauken Township, NJ. Manufacturer of	Note at 12% (1% Payment in Kind
precision machined medical implants,	(PIK)) due December 31, 2024.			1,928,532	1,928,532
components and assemblies. (Manufacturing)	15% Class A Common Membership
www.microcision.com	Interest.			-	-
	Total Microcision			1,928,532	1,928,532

New Monarch Machine Tool, Inc. (g)	22.84 Common shares.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services
vertical/horizontal machining centers.
(Manufacturing)
www.monarchmt.com

OnCore Golf Technology, Inc. (e)(g)	150,000 Series AA Preferred shares.	12/31/14	9%	375,000	-	1.0%
Buffalo, NY. Maker of patented golf balls.	$300,000 Subordinated Convertible
(Consumer Product)	Promissory Notes at 10% due January
www.oncoregolf.com	24, 2018.			300,000	300,000
	(i) Interest receivable $50,342.
	Total OnCore			675,000	300,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

	(a)	(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business		Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

SciAps, Inc. (e)(g)	187,500 Series A Preferred shares.	7/12/13	6%	1,500,000	700,000	6.6%
Woburn, MA. Instrumentation company producing	274,299 Series A-1 Convertible
portable analytical devices using XRF, LIBS and	Preferred shares.			504,710	250,000
RAMAN spectroscopy to identify compounds,	117,371 Series B Convertible
minerals, and elements. (Manufacturing)	Preferred shares.			250,000	250,000
www.sciaps.com	113,636 Series C Convertible
	Preferred shares.			175,000	175,000
	369,698 Series C-1 Convertible
	Preferred shares.			399,274	399,274
	147,059 Series D Convertible
	Preferred shares.			250,000	250,000
	Total SciAps			3,078,984	2,024,274

SOMS Technologies, LLC (e)(g)	5,959,490 Series B Membership	12/2/08	9%			0.1%
Valhalla, NY. Produces and markets the	Interests.			472,632	30,000
microGreen Extended Performance Oil Filter.
(Consumer Products)
www.microgreenfilter.com

Teleservices Solutions Holdings, LLC (e) (g)(m)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.			104,198	-
www.ipacesetters.com	PIK dividend for Series C and D at
	12% and 14%, respectively.
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred shares.	1/20/15	11%	600,000	600,000	8.2%
Portland, ME. Cellular, fiber optic and wireless	21,391 Series C Convertible Preferred
information systems, construction, and	shares.			200,000	200,000
management. (Professional Services)	65,790 Series D Preferred shares.			750,000	750,000
www.tilsontech.com	$750,000 Subordinated Promissory
	Note at 8% due December 1, 2022.			750,000	750,000
	$200,000 Subordinated Promissory
	Note at 8% due September 28, 2021.			200,000	200,000
	Total Tilson			2,500,000	2,500,000

Subtotal Affiliate Investments				$20,413,709	$16,728,607

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (e)(g)	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine
and spirits dealers. (Marketing Company)
www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS –105.2%				$37,309,642	$32,172,257
OTHER ASSETS IN EXCESS OF LIABILITIES – (5.2%)					(1,584,581)

NET ASSETS – 100%					$30,587,676

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)  At September 30, 2018, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable.

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

(d)  The Corporation’s investments are carried at fair value in accordance with Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2018, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

(e)  These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward.

(f)  As of September 30, 2018 the total cost of investment securities was approximately $37.3 million. Net unrealized depreciation was approximately ($5.1) million, which was comprised of $2.3 million of unrealized appreciation of investment securities and ($7.4) million of unrealized depreciation of investment securities. At September 30, 2018, the aggregate gross unrealized gain for federal income tax purposes was $2.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.5) million. The net unrealized loss for federal income tax purposes was ($3.9) million based on a tax cost of $36.1 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

							Amount of
						Net	Interest/
		December		Gross	September	Realized	Dividend/
Company	Type of Investment	31, 2017 Fair Value	Gross Additions (1)	Reductions (2)	30, 2018 Fair Value	Gains (Losses)	Fee Income (3)
Control Investments:
Advantage 24/7 LLC	45% Membership interest.	$99,500	$-	$-	$99,500	$-	$-

	Total Control Investments	$99,500	$-	$-	$99,500	$-	$-
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership
	Units.	$359,000	$-	$-	$359,000	$-	$-
	1,032,918 Series B Preferred Membership					-
	Units.	291,000	-	-	291,000	-	-
	$140,000 convertible secured note at 8%	-	140,000	-	140,000	-	2,551
	Total BeetNPath	650,000	140,000	-	790,000		2,551

Carolina Skiff LLC	6.0825% Class A common membership
	interest.	1,750,000	-	-	1,750,000	-	119,433

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	-	-	200,000	-	-

First Wave Products	$500,000 senior term notes at 10%.	250,000	-	(250,000)	-	-	-
Group, LLC	$280,000 junior term notes at 10%.	-	-	-	-	-	-
	Warrant for 41,619 capital securities.	-	-	-	-	-	-
	Total First Wave	250,000	-	(250,000)	-	-	-

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	-	-	1,000,000	-	-
	$3,000,000 promissory notes at 8%.	2,903,779	153,548	-	3,057,327	-	251,069
	Warrant for 250,000 common shares	80,000	-	-	80,000	-	-
	Warrant for 125,000 common shares	40,000	-	-	40,000	-	-
	Total Genicon	4,023,779	153,548	-	4,177,327	-	251,069

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	191,907	(616,221)	-	-	-

G-TEC Natural Gas	16.639% Class A membership interest. 8%
Systems	cumulative dividend.	100,000	-	-	100,000	-	-

Intrinsiq Materials,	4,161,747 Series A preferred shares.	400,000	-	(400,000)	-	(1,125,673)	-
Inc.

Knoa Software, Inc.	973,533 Series A-1 convertible preferred
	shares.	750,000	-	-	750,000	-	-
	1,876,922 Series B preferred shares.	479,155	-	-	479,155	-	-
	$48,466 convertible promissory note at 8%.	48,466	-	(48,466)	-	-	773
	Total Knoa	1,277,621	-	(48,466)	1,229,155	-	773

KnowledgeVision	200,000 Series A-1 preferred shares.	-	-	-	-	-	-
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	-	-	300,000	-	-
	129,033 Series A-3 preferred shares.	165,001	-	-	165,001	-	-
	$75,000 subordinated promissory notes at 8%	50,000	25,000	-	75,000	-	3,896
	$750,000 replacement term note at 11%	-	750,000	-	750,000	-	37,571
	Warrant for 46,743 Series A-3 shares.	35,000	-	-	35,000	-	-
	Total Knowledge	550,001	775,000	-	1,325,001	-	41,467
	Vision

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 subordinated promissory note at
	12% (1% PIK).	1,914,140	14,392	-	1,928,532	-	172,704

New Monarch	22.84 common shares.	22,841	-	-	22,841	-	29,409
Machine Tool, Inc.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2018 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
OnCore Golf	150,000 Series AA preferred shares.	-	-	-	-	-	-
Technology, Inc.	$300,000 subordinated convertible
	promissory notes at 6%.	300,000	-	-	300,000	-	-
	Total OnCore	300,000	-	-	300,000	-	-

SciAps, Inc.	187,500 Series A convertible preferred
	shares.	700,000	-	-	700,000	-	-
	274,299 Series A-1 convertible preferred
	shares.	250,000	-	-	250,000	-	-
	117,371 Series B convertible preferred
	shares.	250,000	-	-	250,000	-	-
	113,636 Series C preferred shares.	175,000	-	-	175,000	-	-
	369,698 Series C-1 preferred shares.	399,274	-	-	399,274	-	-
	147,059 Series D shares	-	250,000	-	250,000	-	-
	Total SciAps	1,774,274	250,000	-	2,024,274	-	-

SOMS	5,959,490 Series B membership interests.	528,348	-	(498,348)	30,000	-	-
Technologies, LLC

Teleservices	250,000 Class B preferred units.	-	-	-	-	-	-
Solutions	1,000,000 Class C preferred units.	-	-	-	-	-	-
Holdings, LLC	80,000 Class D preferred units.	-	-	-	-	-	-
	104,198 Class E preferred units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

Tilson Technology	120,000 Series B preferred shares.	600,000	-	-	600,000	-	15,000
Management, Inc.	21,391 Series C convertible preferred
	shares.	200,000	-	-	200,000	-	-
	$200,000 subordinated promissory note at
	8%.	200,000	-	-	200,000	-	11,967
	65,790 Series D preferred shares.	750,000	-	-	750,000	-	14,064
	$750,000 subordinated promissory note at
	8%.	750,000	-	-	750,000	-	44,877
	Total Tilson	2,500,000	-	-	2,500,000	-	85,908

	Total Affiliate Investments	$17,016,795	$1,524,847	($1,813,035)	$16,728,607	($1,125,673)	$703,314

	Total Control and Affiliate Investments	$17,116,295	$1,524,847	($1,813,035)	$16,828,107	($1,125,673)	$703,314

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2018 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2018

Healthcare	36.1%

Software	27.7

Manufacturing	19.0

Professional Services	7.8

Consumer Product	3.5

Contact Center	2.9

Oil and Gas	1.6

Electronics	1.1

Marketing	0.3

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 47.5% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A preferred	8/12/16	<1%			0.9%
Buffalo, NY. Live mobile wholesale auctions for new	shares.			$163,000	$282,356
and used car dealers. (Software)
www.acvauctions.com

Centivo Corporation (e)(n)	$100,000 convertible unsecured	7/5/17	0%			0.3%
New York, NY. Tech-enabled health solutions	note at 2% due February 1, 2019.			100,000	100,000
company that helps self-insured employers and their
employees save money and have a better experience.
(Health Care)

eHealth Global Technologies, Inc.	(g) $1,500,000 term note at 10%	6/28/16	0%			11.0%
Henrietta, NY. eHealth Connect® improves health	due September 2, 2019.			1,500,000	1,500,000
care delivery through intelligently aggregated clinical	(n) $2,000,000 term note at 10%
record and images for patient referrals.	due September 2, 2019.			2,000,000	2,000,000
(Health Care)	Total eHealth			3,500,000	3,500,000
www.ehealthtechnologies.com

Empire Genomics, LLC (g)	$1,101,489 senior secured	6/13/14	0%			4.2%
Buffalo, NY. Molecular diagnostics company that	convertible term notes at 10% due
offers a comprehensive menu of assay services for	April 30, 2018.			1,101,489	1,101,489
diagnosing and guiding patient therapeutic treatments.	$250,000 promissory note at 12%
(Health Care)	due December 31, 2019.			250,000	250,000
www.empiregenomics.com	(i) Interest receivable $65,906.
	Total Empire			1,351,489	1,351,489

GoNoodle, Inc. (g)(m)	$1,000,000 secured note at 12%	2/6/15	<1%			3.2%
(Formerly HealthTeacher, Inc.)	due January 31, 2020, (1%
Nashville, TN. Student engagement education	Payment in Kind (PIK)).			1,029,330	1,029,330
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred shares.			25	25
www.gonoodle.com	Total GoNoodle			1,029,355	1,029,355

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 subordinated secured	10/22/12	4%			3.0%
Williamsville, NY. Full service accounts receivable	note at 13% (3% for the calendar
management and collections company.	year 2017) due January 31, 2018.			1,199,040	949,040
(Contact Center)	(e) $150,000 subordinated
www.mercantilesolutions.com	debenture at 8% due June 30,
	2018.			150,000	-
	Warrant for 3.29% membership
	interests. Option for 1.5%
	membership interests.			97,625	-
	(i) Interest receivable $55,983.
	Total Mercantile			1,446,665	949,040

Outmatch Holdings, LLC (e)(g)	2,641,899 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.7%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection	Total Outmatch			2,145,496	2,145,496
and reference checking. (Software)
www.outmatch.com

PostProcess Technologies LLC (e)(g)	$300,000 convertible promissory	7/25/16	0%			0.9%
Buffalo, NY. Provides innovative solutions for the	note at 5% due July 28, 2018.			300,000	300,000
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

(n) Rand Capital SBIC II, L.P. investment.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2017 (Continued)

  Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2016 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2017 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	53% Membership interest.	$99,500	$-	$-	$99,500	$-	$-

	Total Control Investments	$99,500	$-	$-	$99,500	-	$-

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership
	Units.	$359,000		$-	$359,000	-	$-
	1,032,918 Series B Preferred Membership					-
	Units	-	$291,000	-	291,000	-	-
	$150,000 convertible promissory note at 8%.	150,000	-	(150,000)	-	-	4,800
	Total BeetNPath	509,000	291,000	(150,000)	650,000	-	4,800

Carolina Skiff LLC	6.0825% Class A common membership interest.	1,100,000	650,000	-	1,750,000	-	178,532

ClearView Social, Inc.	312,500 Series seed plus preferred shares.	200,000	-	-	200,000	-	-
First Wave Products	$500,000 senior term notes at 10%.	250,000	-	-	250,000	-	-
Group, LLC	$280,000 junior term notes at 10%.	-	-	-	-	-	-
	Warrant for 41,619 capital securities.	-	-	-	-	-	-
	Total First Wave	250,000	-	-	250,000	-	-

Genicon, Inc.	1,586,902 Series B preferred shares.	1,000,000	-	-	1,000,000	-	-
	$1,100,000 senior term loans at 12%.	1,100,000	-	(1,100,000)	-	-	50,234
	$600,000 term loan at 14%.	600,000	-	(600,000)	-	-	32,200
	$2,000,000 promissory note at 8%	-	2,016,002	(80,000)	1,936,002	-	129,752
	$1,000,000 promissory note at 8%	-	1,007,777	(40,000)	967,777	-	60,860
	Warrant for 250,000 common shares	-	80,000	-	80,000	-
	Warrant for 125,000 common shares	-	40,000	-	40,000	-	-
	Total Genicon	2,700,000	3,143,779	(1,820,000)	4,023,779	-	273,046

GiveGab, Inc.	5,084,329 Series Seed preferred shares.	424,314	-	-	424,314	-	-

G-TEC Natural Gas Systems	16.639% Class A membership interest. 8% cumulative dividend	100,000	-	-	100,000	-	-

Intrinsiq Materials, Inc.	4,161,747 Series A preferred shares.	780,000	-	(380,000)	400,000	-	-

Knoa Software, Inc.	973,533 Series A-1 convertible preferred	-	750,000	-	750,000	-	-
	shares. 1,876,922 Series B preferred shares.	449,455	29,700	-	479,155	-	-
	$48,466 convertible promissory note at 8%.	48,466	-	-	48,466	-	3,877
	Total Knoa	497,921	779,700	-	1,277,621	-	3,877

KnowledgeVision	200,000 Series A-1 preferred shares.	-	-	-	-	-	-
Systems, Inc.	214,285 Series A-2 preferred shares.	300,000	-	-	300,000	-	-
	129,033 Series A-3 preferred shares.	165,001	-	-	165,001	-	-
	$50,000 subordinated promissory note at 8%	-	50,000	-	50,000	-	3,748
	Warrant for 46,743 Series A-3 shares.	35,000	-	-	35,000	-	-
	Total Knowledge Vision	500,001	50,000	-	550,001	-	3,748

Mezmeriz, Inc.	1,554,565 Series seed preferred shares.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 subordinated promissory note at 12% (1% PIK).	1,891,964	22,176	-	1,914,140	-	228,239

New Monarch Machine Tool, Inc.	22.84 common shares.	22,841	-	-	22,841	-	28,409

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of SBA Debentures – In September 2018, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 3.548%, excluding a mandatory SBA annual charge estimated to be 0.804%, resulting in a total estimated fixed rate for ten years of 4.352%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Cash and Cash Equivalents – Temporary cash investments having a maturity of less than a year when purchased are considered to be cash equivalents.

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

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $28,266 and $18,557 for the nine months ended September 30, 2018 and 2017, respectively. The board fees were $2,000 and $1,000 for the nine months ended September 30, 2018 and 2017, respectively. In addition, we recorded a fee of approximately $142,000 for modifying a debt instrument during the nine months ended September 30, 2018.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $29,462 and $21,085 in OID income for nine months ended September 30, 2018 and 2017, respectively. OID income is estimated to be approximately $10,000 for the remainder of 2018.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $20,550 for each of the nine months ended September 30, 2018 and 2017. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $23,000 per year.

SBA Debentures – The Corporation had $8,000,000 in outstanding SBA debentures at September 30, 2018 and December 31, 2017 with a weighted average interest rate of 3.54%. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $8,000,000 in outstanding SBA leverage matures from 2022 through 2025.

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

Supplemental Cash Flow Information – Income taxes (refunded) paid during the nine months ended September 30, 2018 and 2017 were ($17,006) and $590,940, respectively. Interest paid during each of the nine months ended September 30, 2018 and 2017 was $282,875. The Corporation converted $279,319 and $262,105 of interest receivable into investments during the nine months ended September 30, 2018 and 2017, respectively.

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

Stockholders’ Equity (Net Assets) – At September 30, 2018 and December 31, 2017, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 25, 2018, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 25, 2019 at prices no greater than the then current net asset value. No shares were repurchased during the nine months ended September 30, 2018. At September 30, 2018, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan – In 2001, the stockholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2018, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the nine months ended September 30, 2018 and 2017, respectively. Included in the profit sharing and bonus payable line on the Consolidated Statement of Financial Position at December 31, 2017 was $132,000 that was paid during the first quarter of 2018.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2018.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the nine months ended September 30, 2018 or 2017.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

	September 30, 2018	December 31, 2017
Genicon, Inc. (Genicon)	13%	12%
eHealth Global Technologies, Inc. (eHealth),	11%	11%
Rheonix, Inc. (Rheonix)	9%	9%
Tilson Technology Management, Inc. (Tilson)	8%	8%
Outmatch (Outmatch)	7%	7%

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

There were no Level 1 or 2 investments as of September 30, 2018.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2018:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$25	$2,645,496	$6,209,950	$8,855,471

Non-Control/Non-Affiliate Debt	$949,040	1,739,639	3,500,000	300,000	6,488,679

Total Non-Control/Non-Affiliate	$949,040	$1,739,664	$6,145,496	$6,509,950	$15,344,150

Affiliate Equity	$4,420,000	$22,841	$4,053,430	$1,031,477	$9,527,748

Affiliate Debt	5,935,859	—	—	1,265,000	7,200,859

Total Affiliate	$10,355,859	$22,841	$4,053,430	$2,296,477	$16,728,607

Control Equity	$—	$—	$99,500	$—	$99,500

Total Control	$—	$—	$99,500	$—	$99,500

Total Level 3 Investments	$11,304,899	$1,762,505	$10,298,426	$8,806,427	$32,172,257

Range	4X-9X	1X	1X-3.3X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.6X	1X	2.1X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2018:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,325,000	$—	$—	$4,325,000
Debt investments	9,364,538	—	—	9,364,538
Equity investments	18,482,719	—	—	18,482,719

Total	$32,172,257	$—	$—	$32,172,257

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value on a Recurring Basis at December 31, 2017:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,550,000	$—	$—	$3,550,000
Debt investments	10,096,244	—	—	10,096,244
Equity investments	18,637,818	—	—	18,637,818

Total	$32,284,062	$—	$—	$32,284,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062
Realized loss included in net change in net assets from operations:
Intrinsiq Material, Inc. (Intrinsiq)	—	—	(1,125,673)	(1,125,673)

Total Realized Losses	—	—	(1,125,673)	(1,125,673)
Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(901,360)	—	(901,360)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)
GiveGab, Inc. (Givegab)	—	—	191,907	191,907
Intrinsiq	—	—	725,673	725,673
SOMS Technologies, LLC (SOMS)	—	—	(498,348)	(498,348)

Total Unrealized Losses	—	(1,151,360)	419,232	(732,128)
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	140,000	—	140,000
Centivo Corporation (Centivo)	—	—	201,342	201,342
Empire Genomics	—	274,106	—	274,106
Genicon, Inc. (Genicon)	—	153,548	—	153,548
GoNoodle, Inc. (GoNoodle)	—	7,739	—	7,739
KnowledgeVision Systems, Inc. (Knowledgevision)	775,000	—	—	775,000
Microcision LLC (Microcision)	—	14,392	—	14,392
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	775,000	589,785	451,342	1,816,127
Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)
Transfers within Level 3	—	(100,000)	100,000	—

Ending Balance, September 30, 2018, of Level 3 Assets	$4,325,000	$9,364,538	$18,482,719	$32,172,257

Change in unrealized depreciation on investments for the period included in changes in net assets				($732,128)

Net realized loss on investments for the period included in changes in net assets				($1,125,673)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2016, of Level 3 Assets	$3,200,000	$6,700,221	$17,600,260	$27,500,481
Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	—	—	119,356	119,356
Athenex, Inc. (Athenex)	—	—	308,336	308,336
BeetNPath, LLC (Beetnpath)	—	—	29,723	29,723
City Dining Cards, Inc. (Loupe)	—	—	(500,000)	(500,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(250,000)	—	(250,000)
SciAps, Inc. (Sciaps)	—		(300,000)	(300,000)
Teleservices Solutions Holdings, LLC (Teleservices)	—		(395,398)	(395,398)

Total Unrealized Gains and Losses	—	(250,000)	(737,983)	(987,983)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Beetnpath	—	100,000	11,277	111,277
Centivo Corporation (Centivo)	—	100,000	—	100,000
eHealth Global Technologies, Inc. (eHealth)	2,000,000	—	—	2,000,000
Empire Genomics, LLC (Empire Genomics)	—	201,489	—	201,489
Genicon, Inc. (Genicon)	300,000	893,588	120,000	1,313,588
GoNoodle, Inc. (GoNoodle)	—	7,662	—	7,662
KnowledgeVision Systems, Inc. (Knowledge Vision)	50,000	—	—	50,000
Mercantile	—	107,497	—	107,497
Microcision LLC (Microcision)	—	17,403	—	17,403
Sciaps	—	—	274,274	274,274

Total Purchases of Securities/Changes to Securities/Non-cash conversions	2,350,000	1,427,639	405,551	4,183,190

Transfers within Level 3	(2,000,000)	1,450,000	550,000	—
Transfers out of Level 3	—	—	(725,000)	(725,000)

Ending Balance, September 30, 2017, of Level 3 Assets	$3,550,000	$9,327,860	$17,092,828	$29,970,688

Change in unrealized depreciation on investments for the period included in changes in net assets				($987,983)
Net realized gain on investments for the period included in changes in net assets				$—

NOTE 4. OTHER ASSETS

At September 30, 2018 and December 31, 2017, other assets was comprised of the following:

	September 30, 2018	December 31, 2017
Prepaid expenses	$34,621	$—
Operating receivables	2,899	3,204
Equipment (net)	840	2,490
Dividend receivable	—	37,160

Total other assets	$38,360	$42,854

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had one commitment to fund a $50,000 investment at September 30, 2018.

Note 6. SBA DEBENTURES

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	September 30, 2018	December 31, 2017
Debentures guaranteed by the SBA	$8,000,000	$8,000,000
Less unamortized issue costs	(124,277)	(144,827)

Debentures guaranteed by the SBA, net	$7,875,723	$7,855,173

Note 7. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30, 2018 (Unaudited)	Nine months ended September 30, 2017 (Unaudited)
Income from investment operations (1):
Investment income	$0.23	$0.17
Operating expenses	0.24	0.25

Investment loss before income taxes	(0.01)	(0.08)
Income tax benefit	0.00	(0.03)

Net investment loss	(0.01)	(0.05)
Net realized and unrealized loss on investments	(0.20)	(0.10)

Decrease in net asset value	(0.21)	(0.15)
Net asset value, beginning of period	5.05	5.16

Net asset value, end of period	$4.84	$5.01

Per share market price, end of period	$2.40	$2.96

Total return based on market value	(20.5%)	(6.3%)
Total return based on net asset value	(4.2%)	(2.9%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	4.8%	4.9%
Ratio of operating expenses including income taxes to average net assets	2.9%	3.2%
Ratio of net investment loss to average net assets	(0.2%)	(0.9%)
Portfolio turnover	4.2%	13.4%
Net assets, end of period	$30,587,676	$31,692,476
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Outlook

At the end of the third quarter of 2018, we had approximately $4.4 million in cash and cash equivalents available for future investments and expenses. We believe the combination of cash and cash equivalents on hand, proceeds from portfolio exits, anticipated additional SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. The following short and long-term trends provide us confidence in our ability to grow Rand:

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

•

We have sufficient cash to invest in new opportunities and to opportunistically repurchase shares. At the end of the third quarter of 2018, we had authorization to repurchase an additional 458,954 shares of our common stock. However, our prioritized use of cash continues to be growing our portfolio.

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

Financial Condition

	September 30, 2018	December 31, 2017	Decrease	% Decrease
Overview:
Total assets	$38,658,226	$40,133,913	($1,475,687)	(3.7%)
Total liabilities	8,070,550	8,215,228	(144,678)	(1.8%)

Net assets	$30,587,676	$31,918,685	($1,331,009)	(4.2%)

Net asset value per share (NAV) was $4.84 at September 30, 2018 and $5.05 at December 31, 2017.

Our gross outstanding SBA debentures at September 30, 2018 were $8,000,000 and will mature from 2022 through 2025. Cash and cash equivalents approximated 14% of net assets at September 30, 2018, as compared to 20% at December 31, 2017.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2018	December 31, 2017	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$37,309,642	$36,689,319	$620,323	1.7%
Unrealized depreciation, net	(5,137,385)	(4,405,257)	(732,128)	16.6%

Investments at fair value	$32,172,257	$32,284,062	($111,805)	(0.3%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 105% of net assets at September 30, 2018 versus 101% of net assets at December 31, 2017.

The change in investments during the nine months ended September 30, 2018, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
KnowledgeVision Systems, Inc. (Knowledgevision)	$775,000
SciAps, Inc. (Sciaps)	250,000
Centivo Corporation (Centivo)	200,000
BeetNPath, LLC (Beetnpath)	140,000

Total of new investments	1,365,000
Other changes to investments:
Empire Genomics, LLC (Empire Genomics) capitalized fee income and interest conversion	274,106
Genicon Inc. (Genicon) interest conversion and OID amortization	153,548
Microcision LLC (Microcision) interest conversion	14,392
GoNoodle, Inc. (GoNoodle) interest conversion	7,740
Centivo interest conversion	1,342

Total of other changes to investments	451,128
Investments repaid, sold or liquidated:
Intrinsiq Material, Inc. (Intrinsiq) realized loss	(1,125,673)
Knoa Software Inc. (Knoa) repayment	(48,466)
Empire Genomics repayment	(21,666)

Total of investments repaid, sold or liquidated	(1,195,808)

Net change in investments, at cost	$620,323

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debt instruments and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Investment Income

	Three months ended September 30, 2018	Three months ended September 30, 2017	Increase	% Increase
Interest from portfolio companies	$450,289	$309,922	$140,367	45.3%
Interest from other investments	7,872	6,348	1,524	24.0%
Dividend and other investment income	48,856	76,813	(27,957)	(36.4%)
Fee income	155,285	3,936	151,349	3,845.2%

Total investment income	$662,302	$397,019	$265,283	66.8%

The total investment income that is received on a current basis for the three months ended September 30, 2018 is received from ten portfolio companies. This contrasts with the nine portfolio companies generating current income for the three months ended September 30, 2017.

Interest from portfolio companies – Interest from portfolio companies was approximately 45% higher during the three months ended September 30, 2018 versus the same period in 2017 due to the fact that we have originated more income-producing debt investments in the last year. The new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. (eHealth) and several other portfolio companies. In addition, during the third quarter of 2018 the Empire Genomics loans were modified and resulted in a recording of interest that had previously not been accrued of approximately $91,000. This amount was capitalized into the loan balance as part of the debt modification and is non-recurring.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments—The increase in interest from other investments is primarily due to higher interest rates during the three months ended September 30, 2018 versus the same period in 2017.

Dividend and other investment income—Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective periods were:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Carolina Skiff LLC (Carolina Skiff)	$39,169	$41,999
Tilson Technology Management, Inc. (Tilson)	9,687	5,000
New Monarch Machine Tool, Inc. (New Monarch)	—	27,409
Empire Genomics LLC (Empire Genomics)	—	2,405

Total dividend and other investment income	$48,856	$76,813

Fee income—Fee income consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income from portfolio company board attendance fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $12,939 and $3,936 for the three months ended September 30, 2018 and 2017, respectively.

In addition, we recorded a one-time debt modification fee of approximately $142,000 during the three month ended September 30, 2018. We charged the fee to Empire Genomics and the fee was capitalized into the Empire Genomics loan balances as part of the debt modification.

The portion of total investment income that is received in cash, on a current basis, is received from nine portfolio companies.

Expenses

	Three months ended September 30, 2018	Three months ended September 30, 2017	Increase	% Increase
Total expenses	$447,800	$439,048	$8,752	2.0%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the three months ended September 30, 2018 versus the same period in 2017 was primarily caused by a 69%, or $33,312, increase in professional fees. Professional fees are higher during the third quarter of 2018 because we continue to incur expenses in connection with developing and implementing our long-term growth strategy. These expenses included external legal, tax consulting and other advisory expenses to support refinement of our strategy, which involved assessing options relative to the complex regulatory environment in which we operate.

This increase was offset by a $26,299 recovery of bad debt expense associated with the Empire Genomics loan modification for the three months ended September 30, 2018. There was no bad debt expense (recovery) for the three months ended September 30, 2017.

Realized Losses on Investments

	Three months ended September 30, 2018	Three months ended September 30, 2017	Change
Realized loss on investments before income taxes	($1,125,673)	$—	($1,125,673)

During the three months ended September 30, 2018, we recognized a loss on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold and we did not receive any proceeds. There were no realized gains or losses during the three months ended September 30, 2017.

Change in Unrealized Depreciation of Investments

	Three months ended September 30, 2018	Three months ended September 30, 2017	Change
Change in unrealized depreciation of investments before income taxes	$475,802	$111,000	$364,802

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2018 was comprised of the following:

Three months ended September 30, 2018
Empire Genomics, LLC (Empire Genomics)	($249,871)
Intrinsiq Material, Inc. (Intrinsiq) realized loss	725,673

Total change in net unrealized depreciation of investments before income taxes during the three months ended September 30, 2018	$475,802

The valuation of our investment in Empire Genomics was decreased after we reviewed the portfolio company’s operations and current and projected financial condition, after the debt modification, and determined that a valuation adjustment was necessary.

Intrinsiq was sold during the third quarter of 2018 and a realized loss was recorded.

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2017 was comprised of the following:

Three months ended September 30, 2017
Athenex, Inc. (Athenex)	$111,000

Total change in net unrealized depreciation of investments before income taxes during the three months ended September 30, 2017	$111,000

Athenex completed an initial public offering (IPO) during the second quarter of 2017 and its shares of common stock are now publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. At September 30, 2017 we held 46,296 shares of the common stock of Athenex and valued these shares using the average bid price for the last three trading days of the reporting period, which was then discounted 10% due to restrictions on the sale of the shares. Subsequent to quarter end, the sale restrictions on our shares in Athenex common stock were removed and these shares became freely tradable.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net (decrease) increase in net assets from operations” on our consolidated statements of operations. For the three months ended September 30, 2018 and 2017, the net (decrease) increase in net assets from operations was ($179,302) and $57,931, respectively.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Investment Income

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,063,337	$833,653	$229,684	27.6%
Interest from other investments	20,717	24,182	(3,465)	(14.3%)
Dividend and other investment income	181,963	197,403	(15,440)	(7.8%)
Fee income	172,612	19,557	153,055	782.6%

Total investment income	$1,438,629	$1,074,795	$363,834	33.9%

The total investment income that is received on a current basis for the nine months ended September 30, 2018 is received from ten portfolio companies. This contrasts with the nine portfolio companies generating current income for the nine months ended September 30, 2017.

Interest from portfolio companies – Interest from portfolio companies was approximately 28% higher during the nine months ended September 30, 2018 versus the same period in 2017 due to the fact that we have originated more income-producing debt investments in the last year. These new debt instruments were originated from Genicon Inc. (Genicon), eHealth Global Technologies, Inc. and several other portfolio companies. In addition, during the third quarter of 2018 the Empire Genomics loans were modified and resulted in a recording of interest that had previously not been accrued of approximately $91,000. This amount was capitalized into the loan balance as part of the debt modification.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec), First Wave Products Group, LLC (First Wave), OnCore Golf Technology, Inc. (Oncore) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

Interest from other investments—The decrease in interest from other investments is primarily due to lower average cash balances during the nine months ended September 30, 2018 versus the same period in 2017.

Dividend and other investment income—The dividend distributions for the respective periods were:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Carolina Skiff LLC (Carolina Skiff)	$119,433	$141,372
Tilson Technology Management, Inc. (Tilson)	29,063	15,000
New Monarch Machine Tool, Inc. (New Monarch)	27,409	27,409
Empire Genomics LLC (Empire Genomics)	6,058	7,598
SOMS Technologies, LLC (SOMS)	—	6,024

Total dividend and other investment income	$181,963	$197,403

Fee income—The income associated with the amortization of financing fees was $28,266 and $18,557 for the nine months ended September 30, 2018 and 2017, respectively. The income from board fees was $2,000 and $1,000 for the nine months ended September 30, 2018 and 2017, respectively.

In addition, we recorded a one-time debt modification fee of approximately $142,000 during the nine month ended September 30, 2018. We charged the fee to Empire Genomics and the fee was capitalized into the Empire Genomics loan balances as part of the debt modification.

Expenses

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Decrease	% Decrease
Total expenses	$1,510,034	$1,562,620	($52,586)	(3.4%)

The decrease in expenses during the nine months ended September 30, 2018 is due to an overall decrease of 29%, or $89,855, in professional fees as compared to the same period in 2017. This decrease was offset by a $50,342 charge to bad debt expense for the nine months ended September 30, 2018 while there was no bad debt expense for the nine months ended September 30, 2017.

Realized Losses on Investments

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Change
Realized loss on investments before income taxes	($1,125,673)	$—	($1,125,673)

During the nine months ended September 30, 2018, we recognized a loss on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold and we did not receive any proceeds.

Change in Unrealized Depreciation of Investments

	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Change
Change in unrealized depreciation of investments before income taxes	($732,128)	($987,983)	($255,855)

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2018 was comprised of the following:

Nine months ended September 30, 2018
Empire Genomics, LLC (Empire Genomics)	($901,360)
SOMS Technologies, LLC (SOMS)	(498,348)
First Wave Products Group (First Wave)	(250,000)
GiveGab, Inc. (Givegab)	191,907
Intrinsiq Material, Inc. (Intrinsiq) realized loss	725,673

Total change in net unrealized depreciation of investments before income taxes during the nine months ended September 30, 2018	($732,128)

The valuations of our investments in Empire Genomics and SOMS were decreased after we reviewed each of the portfolio company’s operations and current and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of First Wave was decreased to reflect an anticipated round of financing expected to be completed by First Wave in the fourth quarter of 2018.

Givegab’s value was increased to the cost basis of the investment after a financial analysis of the portfolio company indicating continued improved performance. Intrinsiq was sold during the third quarter of 2018 and a realized loss was recorded.

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

Athenex completed an initial public offering (IPO) during the second quarter of 2017 and its shares of common stock were publicly traded on the NASDAQ Global Select Market under the symbol “ATNX”. At September 30 2017 we held 46,296 shares of the common stock of Athenex and valued the shares using the average bid price for the last three trading days of the reporting period, which was then discounted due to restrictions on the sale of the shares.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net decrease in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, the net decrease in net assets from operations was ($1,331,009) and ($936,887), respectively.

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

As of September 30, 2018, our total liquidity consisted of approximately $4.4 million in cash and cash equivalents on hand.

Net cash used by operating activities has averaged approximately $626,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was approximately $3,700,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of September 30, 2018, we did not have any outstanding commitments to borrow funds from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at September 30, 2018, the scheduled interest payments on our portfolio investments and the anticipated additional SBA leverage will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of September 30, 2018 we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as September 30, 2018. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2018 – 7/31/2018	—	—	—	458,954
8/1/2018 – 8/31/18	—	—	—	458,954
9/1/2018 – 9/30/2018	—	—	—	458,954

(1)	There were no shares repurchased during the third quarter of 2018.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)

On October 25, 2018, the Board of Directors extended the repurchase authorization of up to 1,000,000 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 25, 2019.

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

Dated: November 7, 2018

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer