Form 10-Q
period 2019-03-31
RAND CAPITAL CORP
filed 2019-05-02
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	RAND	Nasdaq Capital Market

As of May 2, 2019, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2019 (Unaudited)	December 31, 2018
ASSETS
Investments at fair value:
Control investments (cost of $0 and $99,500, respectively)	$—	$99,500
Affiliate investments (cost of $21,442,998 and $20,708,659, respectively)	18,804,026	17,026,091
Non-Control/Non-Affiliate investments (cost of $14,151,246 and $17,483,984, respectively)	13,687,175	17,541,213

Total investments, at fair value (cost of $35,594,244 and $38,292,143, respectively)	32,491,201	34,666,804
Cash and cash equivalents	8,694,705	4,033,792
Interest receivable (net of allowance: $161,000)	137,214	145,532
Deferred tax asset	425,461	525,198
Prepaid income taxes	846,120	1,138,708
Other assets	338,507	11,690

Total assets	$42,933,208	$40,521,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,758,657	$8,554,443
Profit sharing and bonus payable	—	125,000
Accounts payable and accrued expenses	154,082	245,758
Deferred revenue	40,867	72,336

Total liabilities	10,953,606	8,997,537
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 as of 3/31/19 and 12/31/18	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,642,785)	(1,665,552)
Undistributed net realized gain on investments	26,252,574	26,221,443
Net unrealized depreciation on investments	(2,429,175)	(2,830,692)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share- 3/31/19: $5.06,12/31/18: $4.99)	31,979,602	31,524,187

Total liabilities and stockholders’ equity (net assets)	$42,933,208	$40,521,724

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Investment income:
Interest from portfolio companies:
Affiliate investments	$208,715	$147,036
Non-Control/Non-Affiliate investments	197,250	150,312

Total interest from portfolio companies	405,965	297,348

Interest from other investments:
Non-Control/Non-Affiliate investments	17,811	5,110

Total interest from other investments	17,811	5,110

Dividend and other investment income:
Affiliate investments	34,625	50,783
Non-Control/Non-Affiliate investments	—	3,382

Total dividend and other investment income	34,625	54,165

Fee income:
Affiliate investments	4,247	3,167
Non-Control/Non-Affiliate investments	256,722	3,019

Total fee income	260,969	6,186

Total investment income	719,370	362,809

Expenses:
Salaries	181,500	169,874
Employee benefits	62,932	63,745
Directors’ fees	28,624	34,875
Professional fees	226,655	101,687
Stockholders and office operating	61,255	64,439
Insurance	9,601	11,988
Corporate development	18,460	15,796
Other operating	1,584	2,691

	590,611	465,095
Interest on SBA obligations	99,124	77,569
Bad debt expense	—	45,900

Total expenses	689,735	588,564

Net investment gain (loss) before income taxes	29,635	(225,755)
Income tax expense (benefit)	6,868	(52,426)

Net investment gain (loss)	22,767	(173,329)

Net realized gain on sales and dispositions of investments:
Control investments	40,500	—
Income tax expense	9,369	—

Net realized gain on sales and dispositions of investments	31,131	—
Net change in unrealized depreciation on investments:
Affiliate investments	1,043,595	(250,000)
Non-Control/Non-Affiliate investments	(521,300)	(201,489)

Change in unrealized depreciation before income taxes	522,296	(451,489)
Deferred income tax expense (benefit)	120,779	(104,405)

Net change in unrealized depreciation on investments	401,517	(347,084)

Net realized and unrealized gain (loss) on investments	432,648	(347,084)

Net increase (decrease) in net assets from operations	$455,415	($520,413)

Weighted average shares outstanding	6,321,988	6,321,988
Basic and diluted net increase (decrease) in net assets from operations per share	$0.07	($0.08)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Net assets at beginning of period	$31,524,187	$31,918,685
Net investment gain (loss)	22,767	(173,329)
Net realized gain on sales and dispositions of investments	31,131	—
Net change in unrealized depreciation on investments	401,517	(347,084)

Net increase (decrease) in net assets from operations	455,415	(520,413)

Net assets at end of period	$31,979,602	$31,398,272

Accumulated net investment loss	($1,642,785)	($1,770,475)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$455,415	($520,413)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(650,012)	(450,000)
Proceeds from loan repayments	3,500,000	70,131
Net realized gain on portfolio investments	(40,500)	—
Change in unrealized depreciation on investments before income taxes	(522,296)	451,489
Deferred income tax expense (benefit)	99,737	(104,405)
Depreciation and amortization	8,842	7,400
Original issue discount amortization	(10,191)	(9,080)
Non-cash conversion of debenture interest	(101,398)	(8,701)
Change in interest receivable allowance	—	45,900
Changes in operating assets and liabilities:
Decrease in interest receivable	8,318	17,019
Increase in other assets	(326,882)	(39,943)
Decrease (increase) in prepaid income taxes	292,588	(35,375)
Decrease in accounts payable and accrued expenses	(91,676)	(70,609)
Decrease in profit sharing and bonus payable	(125,000)	(132,000)
(Decrease) increase in deferred revenue	(31,469)	15,814

Total adjustments	2,010,061	(242,360)

Net cash provided by (used in) operating activities	2,465,476	(762,773)

Cash flows from financing activities:
Proceeds from SBA debentures	2,250,000	—
Origination costs to SBA	(54,563)	—

Net cash provided by financing activities	2,195,437	—

Net increase (decrease) in cash and cash equivalents	4,660,913	(762,773)
Cash and cash equivalents:
Beginning of period	4,033,792	6,262,039

End of period	$8,694,705	$5,499,266

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 42.8% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	8.7%

Advantage 24/7 LLC (g)	$140,000 Term Note at 13% due	12/30/10	0%			0.4%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	January 1, 2022			140,000	140,000

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. Total Centivo	7/5/17	<1%	200,000 101,342 301,342	200,000 101,342 301,342	0.9%

Empire Genomics, LLC (g)(l) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% (8% PIK through September 30, 2019) due	6/13/14	0%			2.5%
	December 31, 2020.			1,257,858	498,844
	$444,915 Promissory Note at 9%
	(4% PIK) due December 31, 2020. Total Empire			444,915 1,702,773	302,569 801,413

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.9%

GoNoodle, Inc. (g)(l)	$1,000,000 Secured Note at 12% due	2/6/15	<1%			3.2%
Nashville, TN. Student engagement education software	January 31, 2020, (1% PIK).			1,042,262	1,042,262
providing core aligned physical activity breaks. (Software)	Warrant for 47,324 Series C Preferred.			25	25
www.gonoodle.com	Total GoNoodle			1,042,287	1,042,287

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable	$1,199,039 Subordinated Secured Note at 13% (3% for the calendar	10/22/12	4%			1.5%
management and collections company. (Contact Center) www.mercantilesolutions.com	year 2018) due January 31, 2019. (e) $150,000 Subordinated Debenture at			1,199,040	500,000
	8% due June 30, 2018. Warrant for 3.29% Membership Interests.			150,000	—
	Option for 1.5% Membership Interests. Total Mercantile			97,625 1,446,665	— 500,000

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,908,686.55 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.7%

PostProcess Technologies LLC (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			0.9%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	Note at 5% due July 28, 2020.			300,000	300,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09	4%	— 2,099,999 — 702,732 2,802,731	— 1,500,000 — 702,732 2,202,732	6.9%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	500,000 750,000 500,000 1,750,000	5.5%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%

Tech 2000, Inc. (g)	$600,000 Term Note at 14% due	11/16/18	0%			1.9%
Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	November 15, 2021.			610,777	610,777

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	—	0.0%
UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$14,151,246	$13,687,175
Affiliate Investments – 58.8% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			0.4%
Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product)	Membership Units. 1,032,918 Series B Preferred			$359,000	$—
www.grainful.com	Membership Units. $262,626.64 Convertible Secured			261,277	—
	Notes at 8% due December 21, 2019. Total BeetNPath			262,627 882,904	130,000 130,000

Carolina Skiff LLC (g)	6.0825% Class A Common	1/30/04	7%			5.5%
Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	Membership Interest.			15,000	1,750,000

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.6%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Genicon, Inc. (g)(l) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care)	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10% due May 1, 2020, (8% PIK). Warrants for 500,000 Common. Total Genicon	4/10/15	6%	1,000,000 3,465,080 120,000 4,585,080	1,000,000 3,465,080 — 4,465,080	14.0%
www.geniconendo.com

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12	7%	750,000 479,155 1,229,155	750,000 479,155 1,229,155	3.9%

KnowledgeVision Systems, Inc. (g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 Preferred. 214,285 Series A-2 Preferred. 129,033 Series A-3 Preferred. Warrant for 46,743 Series A-3.	11/13/13	7%	250,000 300,000 165,001 35,000	— — 165,001 35,000	3.7%
	(e) $75,000 Subordinated Promissory Notes at 8% payable on demand of majority of holders after August 31, 2019.			75,000	75,000
	$900,000 Term Note at 13% due April 30, 2021. Total KnowledgeVision			900,000 1,725,001	900,000 1,175,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%

Microcision LLC (g)(l)	$1,500,000 Subordinated Promissory Note	9/24/09	15%			8.0%
Pennsauken Township, NJ. Manufacturer of precision	at 12% (1% PIK) due December 31, 2024.			1,938,186	1,938,186
machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	15% Class A Common Membership Interest. Total Microcision			— 1,938,186	610,000 2,548,186

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A-1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C-1 Convertible Preferred. 147,059 Series D Convertible Preferred. Total SciAps	7/12/13	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 3,078,984	423,000 142,000 250,000 175,000 399,274 250,000 1,639,274	5.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Teleservices Solutions Holdings, LLC (e) (g)(l) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	— — — —	0.0%
	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	11%	600,000	1,950,000	15.5%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for Cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.			—	22,036
is a CLEC supporting small cell 5G deployment. (Professional Services)	$800,000 Subordinated Promissory Notes at 8% due December 1, 2022.			800,000	800,000
www.tilsontech.com	$200,000 Subordinated Promissory Note at 8% due September 28, 2021.			200,000	200,000
	Total Tilson			3,100,012	4,960,012

Other Affiliate Investments:

G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	—	0.0%

SOMS Technologies, LLC (e)(g) (Consumer Products)	Membership Interest	12/2/08	9%	472,632	—	0.0%

Subtotal Affiliate Investments				$21,442,998	$18,804,026

TOTAL INVESTMENTS – 101.6%				$35,594,244	$32,491,201

LIABILITIES IN EXCESS OF OTHER ASSETS – (1.6%)					(511,599)

NET ASSETS – 100%					$31,979,602

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At March 31, 2019, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of March 31, 2019, the total cost of investment securities was approximately $35.6 million. Net unrealized depreciation was approximately ($3.1) million, which was comprised of $6.8 million of unrealized appreciation of investment securities and ($9.9) million of unrealized depreciation of investment securities. At March 31, 2019, the aggregate gross unrealized gain for federal income tax purposes was $6.5 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.7) million. The net unrealized loss for federal income tax purposes was ($0.2) million based on a tax cost of $32.5 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment. There were no principal reductions during the first quarter of 2019.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at March 31, 2019.)

(j) Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k) Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l) Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2019 Fair Value	Net Realized Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 13%.	$99,500	$—	($99,500)	$—	$40,500	$—

	Total Control Investments	$99,500	$—	($99,500)	$—	$40,500	$—

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$—	$—	$—	$—	$—	$—
	1,032,918 Series B Preferred Membership Units.	261,277	—	(261,277)	—	—	—
	$262,626.64 Convertible Secured Notes at 8%.	262,627	—	(132,627)	130,000	—	5,552

	Total BeetNPath	523,904	—	(393,904)	130,000	—	5,552

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	—	—	1,750,000	—	24,043

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	200,000	—	—

First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	—	—	33,000	—	—

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	—	—	1,000,000	—	—
	$3,250,000 Promissory Notes at 8%.	3,385,586	79,494	—	3,465,080	—	98,709
	Warrant for 500,000 Common.	37,500	—	(37,500)	—	—	—

	Total Genicon	4,423,086	79,494	(37,500)	4,465,080	—	98,709

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	—	—	—	—	—	—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	—	—	750,000	—	—
	1,876,922 Series B Preferred.	479,155	—	—	479,155	—	—

	Total Knoa	1,229,155	—	—	1,229,155	—	—

KnowledgeVision	200,000 Series A-1 Preferred.	—	—	—	—	—	—
Systems, Inc.	214,285 Series A-2 Preferred.	—	—	—	—	—	—
	129,033 Series A-3 Preferred.	165,001	—	—	165,001	—	—
	$75,000 Subordinated Promissory Notes at 8%.	75,000	—	—	75,000	—	1,479
	$900,000 Term Note at 13%.	750,000	150,000	—	900,000	—	29,506
	Warrant for 46,743 Series A-3.	35,000	—	—	35,000	—	—

	Total KnowledgeVision	1,025,001	150,000	—	1,175,001	—	30,985

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	—	—	351,477	—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK).	1,933,353	4,833	—	1,938,186	—	58,001
	15% Class A Common Membership Interest.	610,000	—	—	610,000	—	—

	Total Microcision	2,543,353	4,833	—	2,548,186	—	58,001

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	—	—	22,841	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	300,000	—	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2019 Fair Value	Net Realized Gains	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Convertible Preferred.	700,000	—	(277,000)	423,000	—	—
	274,299 Series A-1 Convertible Preferred.	250,000	—	(108,000)	142,000	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	175,000	—	—
	369,698 Series C-1 Convertible Preferred.	399,274	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	250,000	—	—

	Total SciAps	2,024,274	—	(385,000)	1,639,274	—	—

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	—	—	—	—	—	—

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units.	—	—	—	—	—	—
	1,000,000 Class C Preferred Units.	—	—	—	—	—	—
	80,000 Class D Preferred Units.	—	—	—	—	—	—
	104,198 Class E Preferred Units.	—	—	—	—	—	—

	Total Teleservices	—	—	—	—	—	—

Tilson Technology Management, Inc.	120,000 Series B Preferred.	600,000	1,350,000	—	1,950,000	—	10,582
	21,391 Series C Preferred.	200,000	147,604	—	347,604	—	—
	70,176 Series D Preferred.	800,000	340,360	—	1,140,360	—	—
	15,385 Series E Preferred.	—	500,012	—	500,012	—	—
	211,567 SQF Hold Co. Common.	—	22,036	—	22,036	—	—
	$200,000 Subordinated Promissory Note at 8%.	200,000	—	—	200,000	—	3,945
	$800,000 Subordinated Promissory Note at 8%.	800,000	—	—	800,000	—	15,770

	Total Tilson	2,600,000	2,360,012	—	4,960,012	—	30,297

	Total Affiliate Investments	$17,026,091	$2,594,339	($816,404)	$18,804,026	$—	$247,587

	Total Control and Affiliate Investments	$17,125,591	$2,594,339	($915,904)	$18,804,026	$40,500	$247,587

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2019 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2019
Software	35.5%
Healthcare	24.0
Manufacturing	19.3
Professional Services	15.3
Contact Center	1.6
Oil and Gas	1.5
Consumer Product	1.3
Electronics	1.1
Marketing	0.4

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.7% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	8.8%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. Total Centivo	7/5/17	<1%	200,000 101,342 301,342	200,000 101,342 301,342	1.0%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$3,500,000 Term Note at 13% due December 31, 2020.	6/28/16	0%	3,500,000	3,500,000	11.1%

Empire Genomics, LLC (g)(m) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% (8% PIK through September 30, 2019) due December 31, 2020. $444,915 Promissory Note at 9% (4% PIK) due December 31, 2020. Total Empire	6/13/14	0%	1,233,195 444,915 1,678,110	474,181 302,569 776,750	2.4%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.0%

GoNoodle, Inc. (g)(m) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 Secured Note at 12% due January 31, 2020, (1% PIK). Warrant for 47,324 Series C Preferred. Total GoNoodle	2/6/15	<1%	1,039,663 25 1,039,688	1,039,663 25 1,039,688	3.3%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (3% for the calendar year 2018) due January 31, 2019. (e) $150,000 Subordinated Debenture at 8% due June 30, 2018. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. (i) Interest receivable $50,254. Total Mercantile	10/22/12	4%	1,199,040 150,000 97,625 1,446,665	700,000 — — 700,000	2.2%

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,798,883 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.8%

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 Convertible Promissory Note at 5% due July 28, 2020.	7/25/16	0%	300,000	300,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09	4%	— 2,099,999 — 702,732 2,802,731	— 1,500,000 — 702,732 2,202,732	7.0%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.6%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%

Tech 2000, Inc. (g)(m) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$600,000 Term Note at 14% (PIK through December 31, 2018) due November 15, 2021.	11/16/18	0%	610,777	610,777	1.9%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	—	0.0%

UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$17,483,984	$17,541,213

Affiliate Investments – 54.0% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8% due December 21, 2019. Total BeetNPath	10/20/14	9%	$359,000 261,277 262,627 882,904	$ — 261,277 262,627 523,904	1.7%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	5.6%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.6%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Genicon, Inc. (g) (m) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10% due May 1, 2020, (8% PIK). Warrants for 500,000 Common. Total Genicon	4/10/15	6%	1,000,000 3,385,586 120,000 4,505,586	1,000,000 3,385,586 37,500 4,423,086	14.0%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12	7%	750,000 479,155 1,229,155	750,000 479,155 1,229,155	3.9%

KnowledgeVision Systems, Inc. (g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 Preferred. 214,285 Series A-2 Preferred. 129,033 Series A-3 Preferred. Warrant for 46,743 Series A-3. $75,000 Subordinated Promissory Notes at 8% payable on demand of majority of holders after August 31, 2019.(e) $750,000 Term Note at 11% due April 30, 2021. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 75,000 750,000 1,575,001	— — 165,001 35,000 75,000 750,000 1,025,001	3.2%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024. 15% Class A Common Membership Interest. Total Microcision	9/24/09	15%	1,933,353 — 1,933,353	1,933,353 610,000 2,543,353	8.1%
New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A-1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C-1 Convertible Preferred. 147,059 Series D Convertible Preferred. Total SciAps	7/12/13	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 3,078,984	700,000 250,000 250,000 175,000 399,274 250,000 2,024,274	6.4%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	— — — — —	0.0%

Tilson Technology Management, Inc. (g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. $800,000 Subordinated Promissory Notes at 8% due December 1, 2022. $200,000 Subordinated Promissory Note at 8% due September 28, 2021. Total Tilson	1/20/15	11%	600,000 200,000 800,000 800,000 200,000 2,600,000	600,000 200,000 800,000 800,000 200,000 2,600,000	8.2%

Other Affiliate Investments:

G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	—	0.0%
SOMS Technologies, LLC (e)(g) (Consumer Products)	Membership Interest	12/2/08	9%	472,632	—	0.0%
Subtotal Affiliate Investments				$20,708,659	$17,026,091

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 110%				$38,292,143	$34,666,804

LIABILITIES IN EXCESS OF OTHER ASSETS – (10%)					(3,142,617)

NET ASSETS – 100%					$31,524,187

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

(d) The Corporation’s investments are carried at fair value in accordance with FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2018, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3 “Investments” to the Consolidated Financial Statements).

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/Fee Income (3)
Control Investments:
Advantage 24/7 LLC	45% Membership Interest.	$99,500	$—	$—	$99,500	$—	$60,000
	Total Control Investments	$99,500	$—	$—	$99,500	$—	$60,000
Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$359,000	$—	$(359,000)	$—	$—	$—
	1,032,918 Series B Preferred Membership Units.	291,000	—	(29,723)	261,277	—	—
	$262,626.64 Convertible Secured Note at 8%	—	262,627	—	262,627	—	5,413

	Total BeetNPath	650,000	262,627	(388,723)	523,904	—	5,413

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	—	—	1,750,000	—	251,913
ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	200,000	—	—

First Wave Technologies, Inc.	$500,000 senior term notes at 10%.	250,000	—	(250,000)	—	(316,469)	—
	$280,000 junior term notes at 10%.	—	—	—	—	—	—
	Warrant for 41,619 capital securities.	—	—	—	—	(22,000)	—
	670,443.2 Class A Common.	—	33,000	—	33,000	—	—

	Total First Wave	250,000	33,000	(250,000)	33,000	(338,469)	—

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	—	—	1,000,000	—	—
	$3,250,000 Promissory Notes at 8%.	2,903,779	481,807	—	3,385,586	—	348,512
	Warrant for 250,000 Common.	120,000	—	(82,500)	37,500	—	—

	Total Genicon	4,023,779	481,807	(82,500)	4,423,086	—	348,512

GiveGab, Inc.	5,084,329 Series Seed Preferred.	424,314	191,907	(616,221)	—	—	—

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	100,000	—	(100,000)	—	(1,125,673)	—

Intrinsiq Materials, Inc.	4,161,747 Series A Preferred.	400,000	—	(400,000)	—	—	—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	—	—	750,000	—	—
	1,876,922 Series B Preferred.	479,155	—	—	479,155	—	—
	$48,466 Convertible Promissory Note at 8%.	48,466	—	(48,466)	—	—	773

	Total Knoa	1,277,621	—	(48,466)	1,229,155	—	773

KnowledgeVision Systems, Inc.	200,000 Series A-1 Preferred.	—	—	—	—	—	—
	214,285 Series A-2 Preferred.	300,000	—	(300,000)	—	—	—
	129,033 Series A-3 Preferred.	165,001	—	—	165,001	—	—
	$75,000 Subordinated Promissory Notes at 8%	50,000	25,000	—	75,000	—	5,408
	$750,000 term note at 11%	—	750,000	—	750,000	—	60,241
	Warrant for 46,743 Series A-3.	35,000	—	—	35,000	—	—

	Total KnowledgeVision	550,001	775,000	(300,000)	1,025,001	—	65,649

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	—	—	351,477	—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024.	1,914,140	19,213	—	1,933,353	—	230,559
	15% Class A Common Membership Interest.	—	610,000	—	610,000	—	—

	Total Microcision	1,914,140	629,213	—	2,543,353	—	230,559

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	—	—	22,841	—	29,409

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/Fee Income (3)
OnCore Golf Technology, Inc.	150,000 Series AA Preferred.	—	300,000	—	300,000	—	—
	$300,000 Subordinated Convertible Promissory notes at 6%.	300,000	—	(300,000)	—	—	27,370

	Total OnCore	300,000	300,000	(300,000)	300,000	—	27,370

SciAps, Inc.	187,500 Series A Convertible Preferred.	700,000	—	—	700,000	—	—
	274,299 Series A-1 Convertible Preferred.	250,000	—	—	250,000	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	250,000	—	—
	113,636 Series C Preferred.	175,000	—	—	175,000	—	—
	369,698 Series C-1 Preferred.	399,274	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	—	250,000	—	250,000	—	—

	Total SciAps	1,774,274	250,000	—	2,024,274	—	—

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	528,348	—	(528,348)	—	—	—
Teleservices Solutions	250,000 Class B Preferred Units.	—	—	—	—
Holdings, LLC	1,000,000 Class C Preferred Units.	—	—	—	—	—	—
	80,000 Class D Preferred Units.	—	—	—	—	—	—
	104,198 Class E Preferred Units.	—	—	—	—	—	—
	Total Teleservices	—	—	—	—	—	—
Tilson Technology Management, Inc.	120,000 Series B Preferred.	600,000	—	—	600,000	—	20,000
	21,391 Series C Convertible Preferred.	200,000	—	—	200,000	—	—
	70,176 Series D Preferred.	750,000	50,000	—	800,000	—	19,003
	$200,000 Subordinated Promissory Note at 8%.	200,000	—	—	200,000	—	16,000
	$800,000 Subordinated Promissory Note at 8%.	750,000	50,000	—	800,000	—	60,822

	Total Tilson	2,500,000	100,000	—	2,600,000	—	115,825

	Total Affiliate Investments	$17,016,795	$3,023,554	($3,014,258)	$17,026,091	($1,464,142)	$1,075,423
	Total Control and Affiliate Investments	$17,116,295	$3,023,554	($3,014,258)	$17,125,591	($1,464,142)	$1,135,423

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

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, management investment company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code. See Recent Developments.

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

Recent Developments

As previously announced, on January 24, 2019, Rand entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Rand, East Asset Management, LLC (“East”), and, solely for purposes of being bound by Sections 7.10 and 10.9(a) and (b) thereof, Rand Capital Management LLC (“RCM”). Pursuant to the terms of the Stock Purchase Agreement, at the closing of the transaction (the “Closing”), East will purchase 8,333,333.33 shares (the “Shares”) of Rand’s common stock, par value $0.10 per share, at a purchase price of $3.00 per Share for an aggregate purchase price of $25,000,000 (the “Stock Purchase”), which consideration is to be paid to Rand partially in cash and partially through the contribution of existing loans and other securities (the “Contributed Assets”). As a condition to Closing, Rand will enter into a Shareholder Agreement with East (the “Shareholder Agreement”), which provides East with the right to designate two or three persons, depending upon the size of Rand’s board of directors (the “Board”), for nomination for election to Rand’s board of directors.

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

The transactions contemplated by the Stock Purchase Agreement including the entry into the Advisory Agreement with RCM (which we refer to as the “Transactions”) are subject to shareholder approval. Rand has agreed to hold a special meeting of shareholders for purposes of obtaining these approvals, which will be held on May 16, 2019.

Additional information regarding the Stock Purchase Agreement and the Transactions is available in Rand’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2019.

In the event the Transactions are completed, Rand intends to accelerate its shift to an investment strategy focused on higher yielding debt investments, to elect tax treatment as a regulated investment company (“RIC”), and in connection with such RIC election intends to pay a special dividend to shareholders, and intends to adopt a new dividend policy that may include regular cash dividends to shareholders.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

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

Fair Value of SBA Debentures – In March 2019, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 3.113%, excluding a mandatory SBA annual charge estimated to be 0.094%, resulting in a total estimated fixed rate for ten years of 3.207%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $35,969 and $5,186 for the three months ended March 31, 2019 and 2018, respectively. In addition, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $0 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $10,191 and $9,080 in OID income for the three months ended March 31, 2019 and 2018, respectively. OID income is estimated to be approximately $31,000 for the remainder of 2019.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $8,777 and $6,850 for the three months ended March 31, 2019 and 2018, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $32,000 per year.

SBA Debentures – The Corporation had $11,000,000 and $8,750,000 in outstanding SBA debentures at March 31, 2019 and December 31, 2018 with a weighted average interest rate, including the SBA annual fee, of 3.45% at March 31, 2019. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information – Income taxes refunded during the three months ended March 31, 2019 and 2018 were $255,308 and $17,051, respectively. Interest paid during each of the three months ended March 31, 2019 and 2018 was $153,513 and $140,275. The Corporation converted $101,398 and $8,701 of interest receivable into investments during the three months ended March 31, 2019 and 2018, respectively.

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

Stockholders’ Equity (Net Assets) – At March 31, 2019 and December 31, 2018, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 25, 2018, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 25, 2019 at prices no greater than the then current net asset value. No shares were repurchased during the three months ended March 31, 2019. At March 31, 2019, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan – In 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of March 31, 2019, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the three months ended March 31, 2019 and 2018, respectively.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2019.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the three months ended March 31, 2019 or 2018.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

As of March 31, 2019
Tilson Technology Management, Inc. (Tilson)	15%
Genicon, Inc. (Genicon)	14%
ACV Auctions, Inc. (ACV)	9%
Microcision, LLC. (Microcision)	8%
Rheonix, Inc. (Rheonix)	7%

As of December 31, 2018
Genicon, Inc. (Genicon)	13%
eHealth Global Technologies, Inc. (eHealth)	10%
ACV Auctions, Inc. (ACV)	8%
Tilson Technology Management, Inc. (Tilson)	7%
Microcision, LLC. (Microcision)	7%

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

There were no Level 1 or 2 investments as of March 31, 2019.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2019:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$1,750,025	$2,645,496	$5,897,202	$10,292,723
Non-Control/Non-Affiliate Loan and Debt	500,000	1,843,675	—	1,050,777	3,394,454

Total Non-Control/Non-Affiliate	$500,000	$3,593,700	$2,645,496	$6,947,979	$13,687,175

Affiliate Equity	$2,360,000	$22,841	$4,268,430	$4,644,489	$11,295,760
Affiliate Loan and Debt	1,938,186	130,000	3,465,080	1,975,000	7,508,266

Total Affiliate	$4,298,186	$152,841	$7,733,510	$6,619,489	$18,804,026

Total Level 3 Investments	$4,798,186	$3,746,541	$10,379,006	$13,567,468	$32,491,201

Range	3.9X-7X	1X	1X-4X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	5.8X	1X	2.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$2,170,692	$—	$—	$2,170,692
Debt investments	8,732,026	—	—	8,732,026
Equity investments	21,588,483	—	—	21,588,483

Total	$32,491,201	$—	$—	$32,491,201

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2018:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,935,777	$—	$—	$4,935,777
Debt investments	9,397,979	—	—	9,397,979
Equity investments	20,330,048	—	—	20,330,048

Total	$34,666,804	$—	$—	$34,666,804

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	—	—	(99,500)	(99,500)

Total Realized Gains and Losses			(99,500)	(99,500)

Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	—	(132,627)	(261,277)	(393,904)
Genicon, Inc. (Genicon)	—	—	(37,500)	(37,500)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(200,000)	—	(200,000)
SciAps, Inc. (Sciaps)	—	—	(385,000)	(385,000)
SocialFlow, Inc. (Socialflow)	—	—	(321,300)	(321,300)
Tilson Technology Management, Inc. (Tilson)	—	—	1,860,000	1,860,000

Total Unrealized Gains and Losses	—	(332,627)	854,923	522,296

Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	—	—	140,000
Empire Genomics, LLC (Empire Genomics)	—	24,664	—	24,664
Genicon	—	79,493	—	79,493
GoNoodle, Inc. (GoNoodle)	—	2,599	—	2,599
KnowledgeVision Systems, Inc. (Knowledge Vision)	150,000	—	—	150,000
Microcision LLC (Microcision)	—	4,833	—	4,833
Tilson	—	—	500,012	500,012

Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	111,589	500,012	901,601

Repayments and Sale of Securities:
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	—	—	(3,500,000)

Total Repayments and Sale of Securities	(3,500,000)	—	—	(3,500,000)
Transfers within Level 3	444,915	(444,915)	—	—

Ending Balance, March 31, 2019, of Level 3 Assets	$2,170,692	$8,732,026	$21,588,483	$32,491,201

Change in unrealized depreciation on investments for the period included in changes in net assets	$522,296

Net realized gain on investments for the period included in changes in net assets	$40,500

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the quarter ended March 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062
Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(201,489)	—	(201,489)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)

Total Unrealized Losses	—	(451,489)	—	(451,489)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Centivo Corporation (Centivo)	—	—	201,342	201,342
Genicon, Inc. (Genicon)	—	9,080	—	9,080
GoNoodle, Inc. (GoNoodle)	—	2,573	—	2,573
Microcision LLC (Microcision)	—	4,786	—	4,786
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	16,439	451,342	467,781
Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)
Transfers within Level 3	—	(100,000)	100,000	—

Ending Balance, March 31, 2018, of Level 3 Assets	$3,550,000	$9,491,063	$19,189,160	$32,230,223

Change in unrealized depreciation on investments for the period included in changes in net assets	($451,489)

Net realized gain on investments for the period included in changes in net assets	$—

NOTE 4. OTHER ASSETS

At March 31, 2019 and December 31, 2018, other assets was comprised of the following:

	March 31, 2019	December 31, 2018
Prepaid expenses	$297,378	$—
Operating receivables	16,889	11,428
Equipment (net)	197	262
Dividend receivable	24,043	—

Total other assets	$338,507	$11,690

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2019.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect of the Corporation’s financial statements to be immaterial.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	March 31, 2019	December 31, 2018
Debentures guaranteed by the SBA	$11,000,000	$8,750,000
Less unamortized issue costs	(241,343)	(195,557)

Debentures guaranteed by the SBA, net	$10,758,657	$8,554,443

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY

The following schedule analyzes the changes in stockholders’ equity section of the Consolidated Statement of Financial Position for the periods indicated:

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
January 1, 2019	$686,304	$10,581,789	($1,665,552)	$26,221,443	($2,830,692)	($1,469,105)	$31,524,187
Net investment gain	—	—	22,767	—	—	—	22,767
Net realized gain on sales and dispositions of investments	—	—	—	31,131	—	—	31,131
Change in unrealized depreciation on investments	—	—	—	—	401,517	—	401,517

March 31, 2019	$686,304	$10,581,789	($1,642,785)	$26,252,574	($2,429,175)	($1,469,105)	$31,979,602

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
January 1, 2018	$686,304	$10,581,789	($1,597,146)	$27,215,738	($3,498,895)	($1,469,105)	$31,918,685
Net investment (loss)	—	—	(173,329)	—	—	—	(173,329)
Net realized gain on sales and dispositions of investments	—	—	—	—	—	—	—
Change in unrealized depreciation on investments	—	—	—	—	(347,084)	—	(347,084)

March 31, 2018	$686,304	$10,581,789	($1,770,475)	$27,215,738	($3,845,979)	($1,469,105)	$31,398,272

Note 8. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019 (Unaudited)	Three months ended March 31, 2018 (Unaudited)
Income from investment operations (1):
Investment income	$0.11	$0.05
Operating expenses	0.11	0.09

Investment loss before income taxes	0.00	(0.04)
Income tax benefit	0.00	(0.01)

Net investment gain (loss)	0.00	(0.03)
Net realized and unrealized gain (loss) on investments	0.07	(0.05)

Increase (decrease) in net asset value	0.07	(0.08)
Net asset value, beginning of period	4.99	5.05

Net asset value, end of period	$5.06	$4.97

Per share market price, end of period	$2.84	$2.69

Total return based on market value	13.60%	(10.93%)
Total return based on net asset value	1.44%	(1.63%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	2.17%	1.86%
Ratio of operating expenses including income taxes to average net assets	2.60%	1.36%
Ratio of net investment loss to average net assets	0.07%	(0.55%)
Portfolio turnover	2.4%	1.4%
Net assets, end of period	$31,979,602	$31,398,272
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

Currently, we are an internally managed investment company that lends to and invests in small companies often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC was approved for an additional $6.0 million in new SBA leverage commitments during 2018 and has drawn down $3.0 million of that leverage as of March 31, 2019.

In January 2019, we entered into a stock purchase agreement to sell approximately 8.3 million shares of our common stock to East Asset Management, LLC (“East”) for $25 million in cash and portfolio assets. The portfolio assets will be income-producing instruments that were originated in the last 48 months. Additionally, a new entity, Rand Capital Management LLC (“RCM”), will be established, assuming receipt of necessary shareholder approval and the closing of the transactions, and will be retained by Rand to be its investment advisor as an external management company. RCM will have the same management team that is currently at Rand. The sale and issuance of common stock pursuant to the stock purchase agreement as well as the externalization of the management structure are subject to shareholder and other regulatory approvals.

Following the closing of the above-described transactions (the “Transactions”) and contingent upon meeting certain tax-related conditions, we intend to elect to become a regulated investment company (“RIC”) for U.S. federal tax purposes. This will enable the pass through of capital gains and investment income to shareholders without payment of corporate-level U.S. federal income tax by Rand.

Outlook

At the end of the first quarter of 2019, we had $8.7 million in cash available for future investments and expenses, an increase of $4.7 million as compared to the end of 2018. The increase was primarily due to proceeds from a $3.5 million loan payoff by a portfolio company and $2.25 million of additional SBA leverage drawn down during the first quarter of 2019.

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

•

We have sufficient cash to invest in new opportunities and to repurchase shares. At period end, we had authorization to repurchase an additional 458,954 shares of our Common Stock. However, our prioritized use of cash continues to be growing our portfolio.

•

We believe the anticipated receipt of cash and portfolio assets from East, as well as the establishment of RCM as an external management company, will broaden our potential pipeline of investment opportunities in order to build our portfolio and grow further. Strategically, we expect to advance our efforts to increase our income-producing investments that can support a regular cash dividend for shareholders and complement our equity investments that drive capital appreciation.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2018 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	March 31, 2019	December 31, 2018	Increase	% Increase
Total assets	$42,933,208	$40,521,724	$2,411,484	6.0%
Total liabilities	10,953,606	8,997,537	1,956,069	21.7%

Net assets	$31,979,602	$31,524,187	$455,415	1.4%

Net asset value per share (NAV) was $5.06 at March 31, 2019 and $4.99 at December 31, 2018.

Our gross outstanding SBA debentures at March 31, 2019 were $11,000,000 and will mature from 2022 through 2029. Cash and cash equivalents approximated 27% of net assets at March 31, 2019, as compared to 13% at December 31, 2018.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2019	December 31, 2018	Decrease	% Decrease
Investments, at cost	$35,594,244	$38,292,143	($2,697,899)	(7.0%)
Unrealized depreciation, net	(3,103,043)	(3,625,339)	522,296	(14.4%)

Investments at fair value	$32,491,201	$34,666,804	($2,175,603)	(6.3%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 102% of net assets at March 31, 2019 versus 110% of net assets at December 31, 2018.

The change in investments during the three months ended March 31, 2019, at cost, is comprised of the following:

New investments:	Cost Increase (Decrease)
Tilson Technology Management, Inc. (Tilson)	$500,012
KnowledgeVision Systems, Inc. (Knowledgevision)	150,000
Advantage 24/7 LLC (Advantage 24/7)	140,000

Total of new investments	790,012

Other changes to investments:
Genicon Inc. (Genicon) interest conversion and OID amortization	79,493
Empire Genomics, LLC (Empire Genomics) capitalized fee income and interest conversion	24,664
Microcision LLC (Microcision) interest conversion	4,833
GoNoodle, Inc. (GoNoodle) interest conversion	2,599

Total of other changes to investments	111,589

Investments repaid, sold, liquidated or converted:
eHealth Global Technologies, Inc. (eHealth) loan repayment	(3,500,000)
Advantage 24/7	(99,500)

Total of investments repaid, sold or liquidated	(3,599,500)

Net change in investments, at cost	($2,697,899)

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debt instruments and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Investment Income

	Three months ended March 31, 2019	Three months ended March 31, 2018	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$405,965	$297,348	$108,617	36.5%
Interest from other investments	17,811	5,110	12,701	248.6%
Dividend and other investment income	34,625	54,165	(19,540)	(36.1%)
Fee income	260,969	6,186	254,783	4,118.7%

Total investment income	$719,370	$362,809	$356,561	98.3%

The total investment income that is received on a current basis for the three months ended March 31, 2019 is received from ten portfolio companies. This contrasts with the eleven portfolio companies generating current income for the three months ended March 31, 2018.

Interest from portfolio companies – Interest from portfolio companies was approximately 37% higher during the three months ended March 31, 2019 versus the same period in 2018 due to the fact that we have originated more income-producing debt investments in the last year. The new debt instruments were originated from BeetNPath LLC, KnowledgeVision Systems, Inc., Tech 2000, Inc. and several other portfolio companies.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments – The increase in interest from other investments is primarily due to higher interest rates during the three months ended March 31, 2019 versus the same period in 2018.

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

	Three months ended March 31, 2019	Three months ended March 31, 2018
Carolina Skiff LLC (Carolina Skiff)	$24,043	$41,095
Tilson Technology Management, Inc. (Tilson)	10,582	9,688
Empire Genomics LLC (Empire Genomics)	—	3,382

Total dividend and other investment income	$34,625	$54,165

Fee income – Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $35,969 and $5,186 for the three months ended March 31, 2019 and 2018, respectively. In addition, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $0 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

Expenses

	Three months ended March 31, 2019	Three months ended March 31, 2018	Increase	% Increase
Total expenses	$689,735	$588,564	$101,171	17.2%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the three months ended March 31, 2019 versus the same period in 2018 was primarily caused by a 123%, or $124,968, increase in professional fees. Professional fees are higher during the first quarter of 2019 because we continue to incur expenses in connection with aforementioned stock purchase agreement and the regulatory procedures that are required with such Transactions. These expenses included external legal, tax consulting and other advisory expenses to support the complex regulatory environment in which we operate.

In addition, we deferred $241,000 in stock issuance costs attributable to the Transactions. These expenses are intended to be offset against the equity capital raise when the Transactions close, or expensed if the Transactions are not completed. The expenses are in the Other Assets line on the Balance Sheet.

Realized Gain on Investments

	Three months ended March 31, 2019	Three months ended March 31, 2018	Change
Realized gain on investments before income taxes	$40,500	$—	$40,500

During the three months ended March 31, 2019, we recognized a gain on our investment in Advantage 24/7 LLC. The company converted their equity into a new debt instrument and resulted in the $40,500 gain.

Change in Unrealized Depreciation of Investments

	Three months ended March 31, 2019	Three months ended March 31, 2018	Change
Change in unrealized depreciation of investments before income taxes	$522,296	($451,489)	$973,785

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2019 was comprised of the following:

Three months ended March 31, 2019
BeetNPath, LLC (Beetnpath)	($393,904)
SciAps, Inc. (Sciaps)	(385,000)
SocialFlow, Inc. (Socialflow)	(321,300)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
Genicon, Inc. (Genicon)	(37,500)
Tilson Technology Management, Inc. (Tilson)	1,860,000

Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2019	$522,296

The valuations of our investments in Beetnpath, Sciaps, Socialflow and Mercantile were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased during the three months ended March 31, 2019 to revalue our holdings based upon the liquidation preferences of our securities and as a result of a recent round of financing.

In accordance with our valuation policy, we increased the value of our holdings in Tilson based on a significant equity financing during the first quarter of 2019 with a sophisticated new non-strategic outside investor at a higher valuation than their prior financing round valuation.

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2018 was comprised of the following:

Three months ended March 31, 2018
First Wave Products Group (First Wave)	($250,000)
Empire Genomics, LLC (Empire Genomics)	(201,489)

Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2018	($451,489)

Our valuation of First Wave was decreased to reflect a round of financing that was completed by First Wave in the second quarter of 2018.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, the net increase (decrease) in net assets from operations was $455,415 and ($520,413), respectively.

Liquidity and Capital Resources

Historically, our principal objective has been to achieve capital appreciation. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and may provide little or no current yield in the form of dividends or interest payments. As discussed above, on closing of the Transactions contemplated by the stock purchase agreement with East, we expect to receive interest bearing investments and subsequently to position the portfolio to earn a current yield.

As of March 31, 2019, our total liquidity consisted of approximately $8.7 million in cash and cash equivalents on hand and the availability of $3.0 million SBA leverage commitment.

Net cash used by operating activities has averaged approximately $820,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was approximately $4,600,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of March 31, 2019, we had the availability to borrow an additional $3.0 million from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand, the scheduled interest payments on our portfolio investments and the anticipated additional SBA leverage will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of March 31, 2019 we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

We and each of our directors have been named as defendants in a complaint that was filed in the United States District Court for the Western District of New York on April 29, 2019, captioned George Assad v. Rand Capital Corporation, et al., Case No. 1:19-cv-00557. The complaint alleges violations of Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated under the Securities Exchange Act of 1934, as amended, in Rand’s definitive proxy statement prepared for purposes of seeking to obtain shareholder approval of the Transactions. The plaintiff seeks, among other relief, to enjoin Rand from consummating the Transactions and an award to the plaintiff of costs of the action, including a reasonable allowance for plaintiff’s attorneys’ and experts’ fees. We believe the lawsuit is baseless and intend to defend the matter vigorously.

Item 1A.    Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2019 – 1/31/2019	—	—	—	458,954
2/1/2019 – 2/28/19	—	—	—	458,954
3/1/2019 – 3/31/2019	—	—	—	458,954

(1)	There were no shares repurchased during the first quarter of 2019.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: May 2, 2019

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer