Form 10-Q
period 2019-06-30
RAND CAPITAL CORP
filed 2019-08-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Investments at fair value:
Control investments (cost of $0 and $99,500, respectively)	$—	$99,500
Affiliate investments (cost of $21,313,526 and $20,708,659, respectively)	18,302,106	17,026,091
Non- Control/Non-Affiliate investments (cost of $14,154,010 and $17,483,984, respectively)	12,939,939	17,541,213

Total investments, at fair value (cost of $35,467,536 and $38,292,143, respectively)	31,242,045	34,666,804
Cash and cash equivalents	8,646,007	4,033,792
Interest receivable (net of allowance of $166,413 and $161,000, respectively)	119,717	145,532
Deferred tax asset	842,218	525,198
Prepaid income taxes	503,067	1,138,708
Other assets	346,010	11,690

Total assets	$41,699,064	$40,521,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,768,075	$8,554,443
Profit sharing and bonus payable	—	125,000
Accounts payable and accrued expenses	264,529	245,758
Deferred revenue	34,407	72,336

Total liabilities	11,067,011	8,997,537
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 as of 6/30/19 and 12/31/18	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,786,085)	(1,665,552)
Undistributed net realized gain on investments	25,920,065	26,221,443
Net unrealized depreciation on investments	(3,300,915)	(2,830,692)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share- 6/30/19: $4.85,12/31/18: $4.99)	30,632,053	31,524,187

Total liabilities and stockholders’ equity (net assets)	$41,699,064	$40,521,724

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Investment income:
Interest from portfolio companies:
Affiliate investments	$206,036	$175,990	$414,751	$323,026
Non-Control/Non-Affiliate investments	109,453	139,710	306,703	290,022

Total interest from portfolio companies	315,489	315,700	721,454	613,048

Interest from other investments:
Non-Control/Non-Affiliate investments	53,538	7,735	71,349	12,845

Total interest from other investments	53,538	7,735	71,349	12,845

Dividend and other investment income:
Affiliate investments	207,060	76,266	241,685	127,049
Non-Control/Non-Affiliate investments	—	2,676	—	6,058

Total dividend and other investment income	207,060	78,942	241,685	133,107

Fee income:
Affiliate investments	3,606	4,416	7,853	7,583
Non-Control/Non-Affiliate investments	3,353	6,725	260,075	9,744

Total fee income	6,959	11,141	267,928	17,327

Total investment income	583,046	413,518	1,302,416	776,327

Expenses:
Salaries	181,500	169,875	363,000	339,749
Employee benefits	40,167	45,251	103,099	108,996
Directors’ fees	28,624	28,624	57,248	63,499
Professional fees	111,273	37,341	337,928	139,028
Stockholders and office operating	319,506	64,599	380,761	129,038
Insurance	10,969	6,900	20,570	18,888
Corporate development	14,866	10,646	33,326	26,442
Other operating	1,225	2,424	2,809	5,115

	708,130	365,660	1,298,741	830,755
Interest on SBA obligations	110,534	77,269	209,658	154,838
Bad debt expense	5,413	30,741	5,413	76,641

Total expenses	824,077	473,670	1,513,812	1,062,234

Net investment loss before income taxes	(241,031)	(60,152)	(211,396)	(285,907)

Income tax benefit	(97,731)	(22,384)	(90,863)	(74,810)

Net investment loss	(143,300)	(37,768)	(120,533)	(211,097)

Net realized gain (loss) on sales and dispositions of investments:
Control investments	39,893	—	80,393	—
Affiliate investments	(472,632)	—	(472,632)	—

Net realized gain (loss) on sales and dispositions, before income taxes	(432,739)	—	(392,239)	—
Income tax benefit	(100,230)	—	(90,861)	—

Net realized loss on sales and dispositions of investments	(332,509)	—	(301,378)	—
Net change in unrealized depreciation on investments:
Affiliate investments	(372,448)	(306,441)	671,148	(556,441)
Non-Control/Non-Affiliate investments	(750,000)	(450,000)	(1,271,300)	(651,489)

Change in unrealized depreciation before income tax benefit	(1,122,448)	(756,441)	(600,152)	(1,207,930)
Deferred income tax benefit	(250,708)	(162,915)	(129,929)	(267,320)

Net change in unrealized depreciation on investments	(871,740)	(593,526)	(470,223)	(940,610)

Net realized and unrealized loss on investments	(1,204,249)	(593,526)	(771,601)	(940,610)

Net decrease in net assets from operations	($1,347,549)	($631,294)	($892,134)	($1,151,707)

Weighted average shares outstanding	6,321,988	6,321,988	6,321,988	6,321,988
Basic and diluted net decrease in net assets from operations per share	($0.21)	($0.10)	($0.14)	($0.18)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Net assets at beginning of period	$31,979,602	$31,398,272	$31,524,187	$31,918,685
Net investment loss	(143,300)	(37,768)	(120,533)	(211,097)
Net realized loss on sales and dispositions of investments	(332,509)	—	(301,378)	—
Net change in unrealized depreciation on investments	(871,740)	(593,526)	(470,223)	(940,610)

Net decrease in net assets from operations	(1,347,549)	(631,294)	(892,134)	(1,151,707)

Net assets at end of period	$30,632,053	$30,766,978	$30,632,053	$30,766,978

Accumulated net investment loss	($1,786,085)	($1,808,243)	($1,786,085)	($1,808,243)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash flows from operating activities:
Net decrease in net assets from operations	($892,134)	($1,151,707)
Adjustments to reconcile net decrease in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(900,012)	(1,225,000)
Proceeds from sale of portfolio investments	39,893	—
Proceeds from loan repayments	3,525,000	70,131
Net realized loss on portfolio investments	392,239	—
Change in unrealized depreciation on investments before income taxes	600,152	1,207,930
Deferred tax benefit	(317,020)	(347,040)
Depreciation and amortization	18,325	14,800
Original issue discount amortization	(20,382)	(19,271)
Non-cash conversion of debenture interest	(212,131)	(77,154)
Change in interest receivable allowance	5,413	76,641
Changes in operating assets and liabilities:
Decrease in interest receivable	20,402	26,510
Increase in other assets	(334,451)	(14,202)
Decrease in prepaid income taxes	635,641	21,961
Increase (decrease) in accounts payable and accrued expenses	18,771	(21,430)
Decrease in profit sharing and bonus payable	(125,000)	(132,000)
(Decrease) increase in deferred revenue	(37,928)	28,173

Total adjustments	3,308,912	(389,951)

Net cash provided by (used in) operating activities	2,416,778	(1,541,658)

Cash flows from financing activities:
Proceeds from SBA debentures	2,250,000	—
Origination costs to SBA	(54,563)	—

Net cash provided by financing activities	2,195,437	—

Net increase (decrease) in cash and cash equivalents	4,612,215	(1,541,658)
Cash and cash equivalents:
Beginning of period	4,033,792	6,262,039

End of period	$8,646,007	$4,720,381

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 42.3% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	9.1%

Advantage 24/7 LLC (g)(h) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	12/30/10	0%	115,000	115,000	0.4%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. Total Centivo	7/5/17	<1%	200,000 101,342 301,342	200,000 101,342 301,342	1.0%

Empire Genomics, LLC (g)(l) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% (8% PIK through September 30, 2019) due December 31, 2020. $444,915 Promissory Note at 9% (4% PIK) due December 31, 2020. Total Empire	6/13/14	0%	1,283,016 444,915 1,727,931	524,002 302,569 826,571	2.7%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.0%

GoNoodle, Inc. (g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 Secured Note at 12% due January 31, 2020, (1% PIK). Warrant for 47,324 Series C Preferred. Total GoNoodle	2/6/15	<1%	1,044,868 25 1,044,893	1,044,868 25 1,044,893	3.4%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (3% for the calendar year 2019) due January 31, 2020. (e) $150,000 Subordinated Debenture at 8% due June 30, 2018. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. Total Mercantile	10/22/12	4%	1,199,040 150,000 97,625 1,446,665	500,000 - - 500,000	1.7%

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,908,686.55 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	7.0%

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 Convertible Promissory Note at 5% due July 28, 2020.	7/25/16	0%	300,000	300,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09	4%	- 2,099,999 - 702,732 2,802,731	- 1,500,000 - 702,732 2,202,732	7.1%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	279,156 433,735 287,109 1,000,000	3.3%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%

Tech 2000, Inc. (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$600,000 Term Note at 14% due November 15, 2021.	11/16/18	0%	610,777	610,777	2.0%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	-	0.0%

UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$14,154,010	$12,939,939

Affiliate Investments – 59.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8% due December 21, 2019. Total BeetNPath	10/20/14	9%	$359,000 261,277 262,627 882,904	$- - - -	0.0%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	5.7%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.7%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%

Genicon, Inc. (e)(g)(l) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10% due June 12, 2022, (10% PIK). $250,000 Promissory Note at 10% due June 12, 2021 (10% PIK). Warrants for Common. Total Genicon	4/10/15	6%	1,000,000 3,552,076 251,319 120,000 4,923,395	500,000 3,336,996 251,319 - 4,088,315	13.4%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12	7%	750,000 479,155 1,229,155	750,000 479,155 1,229,155	4.0%

KnowledgeVision Systems, Inc. (g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 Preferred. 214,285 Series A-2 Preferred. 129,033 Series A-3 Preferred. Warrant for 46,743 Series A-3. (e) $75,000 Subordinated Promissory Notes at 8% payable on demand of majority of holders after August 31, 2019. $900,000 Term Note at 13% due April 30, 2021. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 75,000 900,000 1,725,001	- - 165,001 35,000 75,000 900,000 1,175,001	3.8%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%

Microcision LLC (g)(l) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024. 15% Class A Common Membership Interest. Total Microcision	9/24/09	15%	1,943,031 - 1,943,031	1,943,031 610,000 2,553,031	8.3%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A-1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C-1 Convertible Preferred. 147,059 Series D Convertible Preferred. Total SciAps	7/12/13	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 3,078,984	423,000 142,000 250,000 175,000 399,274 250,000 1,639,274	5.4%

Teleservices Solutions Holdings, LLC (e) (g)(l) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	- - - - -	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	16.1%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for Cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.			-	22,036
is a CLEC supporting small cell 5G deployment. (Professional Services)	$800,000 Subordinated Promissory Notes at 8% due December 1, 2022.			800,000	800,000
www.tilsontech.com	$200,000 Subordinated Promissory Note at 8% due September 28, 2021.			200,000	200,000
	Total Tilson			3,100,012	4,960,012

Other Affiliate Investments:

G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	-	0.0%
Subtotal Affiliate Investments				$21,313,526	$18,302,106

TOTAL INVESTMENTS – 102%				$35,467,536	$31,242,045
LIABILITIES IN EXCESS OF OTHER ASSETS – (2%)					(609,992)

NET ASSETS – 100%					$30,632,053

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At June 30, 2019, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of June 30, 2019, the total cost of investment securities was approximately $35.5 million. Net unrealized depreciation was approximately ($4.2) million, which was comprised of $6.8 million of unrealized appreciation of investment securities and ($11.0) million of unrealized depreciation of investment securities. At June 30, 2019, the aggregate gross unrealized gain for federal income tax purposes was $6.4 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.6) million. The net unrealized loss for federal income tax purposes was ($1.2) million based on a tax cost of $32.9 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at June 30, 2019)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

 Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 7%.	$99,500	$-	($99,500)	$-	$40,500	$-
Gemcor II, LLC		-	-	-	-	39,893	-

	Total Control Investments	$99,500	$-	($99,500)	$-	$80,393	$-
Affiliate Investments: BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$ -	$ -	$ -	$ -	$ -	$-
	1,032,918 Series B Preferred Membership Units.	261,277	-	(261,277)	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	262,627	-	(262,627)	-	-	-
	Total BeetNPath	523,904	-	(523,904)	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	24,043

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	-	-	33,000	-	-

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	-	(500,000)	500,000	-	-
	$3,250,000 Promissory Notes at 10%.	3,385,586	166,490	(215,080)	3,336,996	-	201,472
	$250,000 Promissory Note at 10%.	-	251,319	-	251,319	-	1,319
	Warrant for Common.	37,500	-	(37,500)	-	-	-
	Total Genicon	4,423,086	417,809	(752,580)	4,088,315	-	202,791

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	193,934
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	1,229,155	-	193,934

KnowledgeVision Systems, Inc.	200,000 Series A-1 Preferred.	-	-	-	-	-	-
	214,285 Series A-2 Preferred.	-	-	-	-	-	-
	129,033 Series A-3 Preferred.	165,001	-	-	165,001	-	-
	$75,000 Subordinated Promissory Notes at 8%.	75,000	-	-	75,000	-	2,975
	$900,000 Term Note at 13%.	750,000	150,000	-	900,000	-	61,032
	Warrant for 46,743 Series A-3.	35,000	-	-	35,000	-	-
	Total KnowledgeVision	1,025,001	150,000	-	1,175,001	-	64,007

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK).	1,933,353	9,678	-	1,943,031	-	116,146
	15% Class A Common Membership Interest.	610,000	-	-	610,000	-	-
	Total Microcision	2,543,353	9,678	-	2,553,031	-	116,146

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	300,000	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Total SciAps

		700,000 250,000 250,000 175,000 399,274 250,000 2,024,274	- - - - - - -	(277,000) (108,000) - - - - (385,000)	423,000 142,000 250,000 175,000 399,274 250,000 1,639,274	- - - - - - -	- - - - - - -

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	-	-	-	-	(472,632)	-

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. Total Teleservices	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -

Tilson Technology Management, Inc.

120,000 Series B Preferred.

21,391 Series C Preferred.

70,176 Series D Preferred.

15,385 Series E Preferred.

211,567 SQF Hold Co. Common.

$200,000 Subordinated Promissory Note at 8%.

$800,000 Subordinated Promissory Note at 8%.

Total Tilson

		600,000 200,000 800,000 - - 200,000 800,000 2,600,000	1,350,000 147,604 340,360 500,012 22,036 - - 2,360,012	- - - - - - -	1,950,000 347,604 1,140,360 500,012 22,036 200,000 800,000 4,960,012	- - - - - - - -	23,708 - - - 7,934 31,726 63,368

	Total Affiliate Investments	$17,026,091	$2,937,499	($1,661,484)	$18,302,106	($472,632)	$664,289

	Total Control and Affiliate Investments	$17,125,591	$2,937,499	($1,760,984)	$18,302,106	($392,239)	$664,289

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2019 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2019
Software	34.6%

Healthcare	23.8

Manufacturing	20.0

Professional Services	15.9

Contact Center	1.6

Oil and Gas	1.6

Electronics	1.1

Consumer Product Electronics	1.0

Marketing	0.4

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 55.7% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	8.8%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. Total Centivo	7/5/17	<1%	200,000 101,342 301,342	200,000 101,342 301,342	1.0%

eHealth Global Technologies, Inc. (g) Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	$3,500,000 Term Note at 13% due December 31, 2020.	6/28/16	0%	3,500,000	3,500,000	11.1%

Empire Genomics, LLC (g)(m) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% (8% PIK through September 30, 2019) due December 31, 2020. $444,915 Promissory Note at 9% (4% PIK) due December 31, 2020. Total Empire	6/13/14	0%	1,233,195 444,915 1,678,110	474,181 302,569 776,750	2.4%

GiveGab, Inc. (e)(g) Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.0%

GoNoodle, Inc. (g)(m) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,000,000 Secured Note at 12% due January 31, 2020, (1% PIK). Warrant for 47,324 Series C Preferred. Total GoNoodle	2/6/15	<1%	1,039,663 25 1,039,688	1,039,663 25 1,039,688	3.3%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (3% for the calendar year 2018) due January 31, 2019. (e) $150,000 Subordinated Debenture at 8% due June 30, 2018. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. (i) Interest receivable $50,254. Total Mercantile	10/22/12	4%	1,199,040 150,000 97,625 1,446,665	700,000 - - 700,000	2.2%

Outmatch Holdings, LLC (e)(g) (Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	2,798,883 Class P1 Units. 109,788 Class C1 Units. Total Outmatch	11/18/10	4%	2,140,007 5,489 2,145,496	2,140,007 5,489 2,145,496	6.8%

PostProcess Technologies LLC (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	$300,000 Convertible Promissory Note at 5% due July 28, 2020.	7/25/16	0%	300,000	300,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09	4%	- 2,099,999 - 702,732 2,802,731	- 1,500,000 - 702,732 2,202,732	7.0%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13	4%	500,000 750,000 500,000 1,750,000	731,431 839,648 500,221 2,071,300	6.6%

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%

Tech 2000, Inc. (g)(m) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$600,000 Term Note at 14% (PIK through December 31, 2018) due November 15, 2021.	11/16/18	0%	610,777	610,777	1.9%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	-	0.0%

UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$17,483,984	$17,541,213

Affiliate Investments – 54.0% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8% due December 21, 2019. Total BeetNPath	10/20/14	9%	$359,000 261,277 262,627 882,904	$- 261,277 262,627 523,904	1.7%

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	5.6%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.6%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Genicon, Inc. (g) (m) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10% due May 1, 2020, (8% PIK). Warrants for 500,000 Common. Total Genicon	4/10/15	6%	1,000,000 3,385,586 120,000 4,505,586	1,000,000 3,385,586 37,500 4,423,086	14.0%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12	7%	750,000 479,155 1,229,155	750,000 479,155 1,229,155	3.9%

KnowledgeVision Systems, Inc. (g) Lincoln, MA. Online presentation and training software. (Software) www.knowledgevision.com	200,000 Series A-1 Preferred. 214,285 Series A-2 Preferred. 129,033 Series A-3 Preferred. Warrant for 46,743 Series A-3. $75,000 Subordinated Promissory Notes at 8% payable on demand of majority of holders after August 31, 2019.(e) $750,000 Term Note at 11% due April 30, 2021. Total KnowledgeVision	11/13/13	7%	250,000 300,000 165,001 35,000 75,000 750,000 1,575,001	- - 165,001 35,000 75,000 750,000 1,025,001	3.2%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024. 15% Class A Common Membership Interest. Total Microcision	9/24/09	15%	1,933,353 - 1,933,353	1,933,353 610,000 2,543,353	8.1%

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A-1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C-1 Convertible Preferred. 147,059 Series D Convertible Preferred. Total SciAps	7/12/13	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 3,078,984	700,000 250,000 250,000 175,000 399,274 250,000 2,024,274	6.4%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Teleservices Solutions Holdings, LLC (e) (g)(m) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. PIK dividend for Series C and D at 12% and 14%, respectively. Total Teleservices	5/30/14	6%	250,000 1,190,680 91,200 104,198 1,636,078	- - - - -	0.0%

Tilson Technology Management, Inc. (g) Portland, ME. Cellular, fiber optic and wireless information systems, construction, and management. (Professional Services) www.tilsontech.com	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. $800,000 Subordinated Promissory Notes at 8% due December 1, 2022. $200,000 Subordinated Promissory Note at 8% due September 28, 2021. Total Tilson	1/20/15	11%	600,000 200,000 800,000 800,000 200,000 2,600,000	600,000 200,000 800,000 800,000 200,000 2,600,000	8.2%

Other Affiliate Investments:

G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	-	0.0%

SOMS Technologies, LLC (e)(g) (Consumer Products)	Membership Interest	12/2/08	9%	472,632	-	0.0%
Subtotal Affiliate Investments				$20,708,659	$17,026,091

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 110%				$38,292,143	$34,666,804
LIABILITIES IN EXCESS OF OTHER ASSETS – (10%)					(3,142,617)

NET ASSETS – 100%					$31,524,187

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

(f) As of December 31, 2018, the total cost of investment securities was approximately $38.3 million. Net unrealized depreciation was approximately ($3.6) million, which was comprised of $5.3 million of unrealized appreciation of investment securities and ($8.9) million of unrealized depreciation of investment securities. At December 31, 2018, the aggregate gross unrealized gain for federal income tax purposes was $5.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($5.9) million. The net unrealized loss for federal income tax purposes was ($0.7) million based on a tax cost of $35.4 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2018 Fair Value	Net Realized (Losses)		Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	45% Membership Interest.	$99,500	$ -	$ -		$99,500	$ -		$60,000
Total Control Investments		$99,500	$ -	$ -		$99,500	$ -		$60,000

Affiliate Investments: BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Note at 8% Total BeetNPath	$359,000 291,000 - 650,000	$ - - 262,627 262,627	($359,000 (29,723 - (388,723	) ) )	$ - 261,277 262,627 523,904	$ - - - -		$ - - 5,413 5,413

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-		1,750,000	-		251,913

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-		200,000	-		-

First Wave Technologies, Inc.	$500,000 senior term notes at 10%. $280,000 junior term notes at 10%. Warrant for 41,619 capital securities. 670,443.2 Class A Common. Total First Wave	250,000 - - - 250,000	- - - 33,000 33,000	(250,000 - - - (250,000	) )	- - - 33,000 33,000	(316,469 - (22,000 - (338,469	) ) )	- - - - -

Genicon, Inc.	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 8%. Warrant for 250,000 Common. Total Genicon	1,000,000 2,903,779 120,000 4,023,779	- 481,807 - 481,807	- - (82,500 (82,500	) )	1,000,000 3,385,586 37,500 4,423,086	- - - -		- 348,512 - 348,512

GiveGab, Inc.	5,084,329 Series Seed Preferred.	424,314	191,907	(616,221)		-	-		-

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	100,000	-	(100,000)		-	(1,125,673)		-

Intrinsiq Materials, Inc.	4,161,747 Series A Preferred.	400,000	-	(400,000)		-	-		-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. $48,466 Convertible Promissory Note at 8%. Total Knoa	750,000 479,155 48,466 1,277,621	- - - -	- - (48,466 (48,466	) )	750,000 479,155 - 1,229,155	- - - -		- - 773 773

KnowledgeVision Systems, Inc.

200,000 Series A-1 Preferred.

214,285 Series A-2 Preferred.

129,033 Series A-3 Preferred.

$75,000 Subordinated Promissory Notes at 8%.

$750,000 term note at 11%

Warrant for 46,743 Series A-3.

Total KnowledgeVision

		- 300,000 165,001 50,000 - 35,000 550,001	- - - 25,000 750,000 - 775,000	- (300,000 - - - - (300,000	) )	- - 165,001 75,000 750,000 35,000 1,025,001	- - - - - - -		- - - 5,408 60,241 - 65,649

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	-	-		351,477	-		-

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024. 15% Class A Common Membership Interest. Total Microcision	1,914,140 - 1,914,140	19,213 610,000 629,213	- - -		1,933,353 610,000 2,543,353	- - -		230,559 - 230,559

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-		22,841	-		29,409

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
OnCore Golf Technology, Inc.	150,000 Series AA Preferred. $300,000 Subordinated Convertible Promissory notes at 6%. Total OnCore	- 300,000 300,000	300,000 - 300,000	- (300,000) (300,000)	300,000 - 300,000	- - -	- 27,370 27,370

SciAps, Inc.

187,500 Series A Convertible Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Preferred.

369,698 Series C-1 Preferred.

147,059 Series D Convertible Preferred

Total SciAps

		700,000 250,000 250,000 175,000 399,274 - 1,774,274	- - - - - 250,000 250,000	- - - - - - -	700,000 250,000 250,000 175,000 399,274 250,000 2,024,274	- - - - - - -	- - - - - - -
SOMS Technologies, LLC	5,959,490 Series B membership Interests.	528,348	-	(528,348)	-	-	-

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. Total Teleservices	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -	- - - - -

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Convertible Preferred. 70,176 Series D Preferred. $200,000 Subordinated Promissory Note at 8%. $800,000 Subordinated Promissory Note at 8%. Total Tilson	600,000 200,000 750,000 200,000 750,000 2,500,000	- - 50,000 - 50,000 100,000	- - - - - -	600,000 200,000 800,000 200,000 800,000 2,600,000	- - - - - -	20,000 - 19,003 16,000 60,822 115,825

	Total Affiliate Investments	$17,016,795	$3,023,554	($3,014,258)	$17,026,091	($1,464,142)	$1,075,423

	Total Control and Affiliate Investments	$17,116,295	$3,023,554	($3,014,258)	$17,125,591	($1,464,142)	$1,135,423

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

Recent Developments

As previously announced, on January 24, 2019, Rand entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Rand, East Asset Management, LLC (“East”), and, solely for purposes of being bound by Sections 7.10 and 10.9(a) and (b) thereof, Rand Capital Management LLC (“RCM”). Pursuant to the terms of the Stock Purchase Agreement, at the closing of the transaction (the “Closing”), East will purchase 8,333,333.33 shares (the “Shares”) of Rand’s common stock, par value $0.10 per share, at a purchase price of $3.00 per Share for an aggregate purchase price of $25,000,000 (the “Stock Purchase”), which consideration is to be paid to Rand partially in cash and partially through the contribution of existing loans and other securities (the “Contributed Assets”). As a condition to Closing, Rand will enter into a Shareholder Agreement with East (the “Shareholder Agreement”), which provides East with the right to designate two or three persons, depending upon the size of Rand’s board of directors (the “Board”), but in no case a majority, for nomination for election to Rand’s board of directors.

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

The transactions contemplated by the Stock Purchase Agreement, including the entry into the Advisory Agreement with RCM (which we refer to as the “Transactions”), required receipt of shareholder approval. Rand’s shareholders approved all proposals related to the Transactions at a special meeting of shareholders that was held on May 16, 2019.

In connection with the completion of the Transactions, Rand intends to accelerate its shift to an investment strategy focused on higher yielding debt investments, to elect tax treatment as a regulated investment company (“RIC”), and in connection with such RIC election intends to pay a special dividend to shareholders, and intends to adopt a new dividend policy that may include regular cash dividends to shareholders.

Rand expects the Transactions to close in the second half of 2019, subject to receipt of required regulatory approvals.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

10-Q       Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

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

Revenue Recognition - Interest Income – Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $42,428 and $15,327 for the six months ended June 30, 2019 and 2018, respectively. In addition, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $500 and $2,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $20,382 and $19,271 in OID income for the six months ended June 30, 2019 and 2018, respectively. OID income is estimated to be approximately $20,000 for the remainder of 2019.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $18,195 and $13,700 for the six months ended June 30, 2019 and 2018, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $31,000 per year.

SBA Debentures – The Corporation had $11,000,000 and $8,750,000 in outstanding SBA debentures at June 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at June 30, 2019. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information – Income taxes refunded during the six months ended June 30, 2019 and 2018 were $630,274 and $17,051, respectively. Interest paid during each of the six months ended June 30, 2019 and 2018 was $153,513 and $140,275, respectively. The Corporation converted $232,513 and $77,154 of interest receivable into investments during the six months ended June 30, 2019 and 2018, respectively.

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

Stockholders’ Equity (Net Assets) – At June 30, 2019 and December 31, 2018, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 25, 2018, the Board of Directors extended the repurchase authorization for up to 1,000,000 shares of the Corporation’s outstanding common stock on the open market through October 25, 2019 at prices no greater than the then current net asset value. No shares were repurchased during the six months ended June 30, 2019. At June 30, 2019, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan – In 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of June 30, 2019, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the six months ended June 30, 2019 and 2018.

Income Taxes – The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2019 or December 31, 2018.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the six months ended June 30, 2019 or 2018.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

As of June 30, 2019
Tilson Technology Management, Inc. (Tilson)	16%
Genicon, Inc. (Genicon)	13%
ACV Auctions, Inc. (ACV)	9%
Microcision, LLC. (Microcision)	8%
Rheonix, Inc. (Rheonix)	7%

As of December 31, 2018
Genicon, Inc. (Genicon)	13%
eHealth Global Technologies, Inc. (eHealth)	10%
ACV Auctions, Inc. (ACV)	8%
Tilson Technology Management, Inc. (Tilson)	7%
Microcision, LLC. (Microcision)	7%

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

There were no Level 1 or 2 investments as of June 30, 2019 or December 31, 2018.

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

Loan and Debt Securities

The significant unobservable inputs used in the fair value measurement of the Corporation’s loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. The Corporation’s loan and debt investments are often junior secured or unsecured securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing the Corporation to depart from this basis.

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2019:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$—	$3,202,757	$2,645,496	$3,694,470	$—	$9,542,723
Non-Control/Non-Affiliate Loan and Debt	500,000	1,871,439	—	1,025,777	—	3,339,216

Total Non-Control/Non-Affiliate	$500,000	$5,074,196	$2,645,496	$4,720,247	—	$12,939,939

Affiliate Equity	$—	$22,841	$3,768,430	$7,004,489	$1,943,031	$10,795,760
Affiliate Loan and Debt	—	—	3,588,315	1,975,000	—	7,506,346

Total Affiliate	$—	$22,841	$7,356,745	$8,979,489	$1,943,031	$18,302,106

Total Level 3 Investments	$500,000	$5,097,037	$10,002,241	$13,699,736	$1,943,031	$31,242,045

Range	6.0X	1X	1X-4X	Not Applicable	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Asset Value

Weighted Average	6.0X	1X	2.6X	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2019:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$2,145,692	$—	$—	$2,145,692
Debt investments	8,757,870	—	—	8,757,870
Equity investments	20,338,483	—	—	20,338,483

Total	$31,242,045	$—	$—	$31,242,045

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2018:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,935,777	$—	$—	$4,935,777
Debt investments	9,397,979	—	—	9,397,979
Equity investments	20,330,048	—	—	20,330,048

Total	$34,666,804	$—	$—	$34,666,804

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	—	—	(40,500)	(40,500)
Gemcor II LLC (Gemcor)	—	—	39,893	39,893
SOMS Technologies, LLC (SOMS)	—	—	(472,632)	(472,632)

Total Realized Gains and Losses	—	—	(392,239)	(392,239)

Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	—	(262,627)	(261,277)	(523,904)
Genicon, Inc. (Genicon)	—	(215,080)	(537,500)	(752,580)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(200,000)	—	(200,000)
SciAps, Inc. (Sciaps)	—	—	(385,000)	(385,000)
SocialFlow, Inc. (Socialflow)	—	—	(1,071,300)	(1,071,300)
SOMS	—	—	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	—	—	1,860,000	1,860,000

Total Unrealized Gains and Losses	—	(677,707)	77,555	(600,152)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	—	—	140,000
Empire Genomics, LLC (Empire Genomics)	—	49,821	—	49,821
Genicon	—	417,809	—	417,809
GoNoodle, Inc. (GoNoodle)	—	5,205	—	5,205
KnowledgeVision Systems, Inc. (Knowledge Vision)	150,000	—	—	150,000
Microcision LLC (Microcision)	—	9,678	—	9,678
Tilson	—	—	500,012	500,012

Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	482,513	500,012	1,272,525

Repayments and Sale of Securities:
Advantage 24/7	(25,000)	—	(140,000)	(165,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	—	—	(3,500,000)
Gemcor	—	—	(39,893)	(39,893)

Total Repayments and Sale of Securities	(3,525,000)	—	(39,893)	(3,704,893)
Transfers within Level 3	444,915	(444,915)	—	—

Ending Balance, June 30, 2019, of Level 3 Assets	$2,145,692	$8,757,870	$20,338,483	$31,242,045

Change in unrealized depreciation on investments for the period included in changes in net assets	($600,152)

Net realized loss on investments for the period included in changes in net assets	($301,378)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062
Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(651,489)	—	(651,489)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)
GiveGab, Inc. (Givegab)	—	—	191,907	191,907
SOMS Technologies, LLC (SOMS)	—	—	(498,348)	(498,348)

Total Unrealized Losses	—	(901,489)	(306,441)	(1,207,930)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Centivo Corporation (Centivo)	—	—	201,342	201,342
Genicon, Inc. (Genicon)	—	80,348	—	80,348
GoNoodle, Inc. (GoNoodle)	—	5,153	—	5,153
KnowledgeVision Systems, Inc. (Knowledgevision)	—	775,000	—	775,000
Microcision LLC (Microcision)	—	9,582	—	9,582
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	870,083	451,342	1,321,425
Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)
Transfers within Level 3	—	(100,000)	100,000	—

Ending Balance, June 30, 2018, of Level 3 Assets	$3,550,000	$9,894,707	$18,882,719	$32,327,426

Change in unrealized depreciation on investments for the period included in changes in net assets	($1,207,930)

NOTE 4. OTHER ASSETS

At June 30, 2019 and December 31, 2018, other assets was comprised of the following:

	June 30, 2019	December 31, 2018
Prepaid expenses	$334,359	$ —
Operating receivables	11,519	11,428
Equipment (net)	132	262

Total other assets	$346,010	$11,690

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2019.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect on the Corporation’s consolidated financial statements to be immaterial.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	June 30, 2019	December 31, 2018
Debentures guaranteed by the SBA	$11,000,000	$8,750,000
Less unamortized issue costs	(231,925)	(195,557)

Debentures guaranteed by the SBA, net	$10,768,075	$8,554,443

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY

The following schedule analyzes the changes in stockholders’ equity section of the Consolidated Statement of Financial Position for the three months and six months ended June 30, 2019 and June 30, 2018:

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
April 1, 2019	$686,304	$10,581,789	($1,642,785)	$26,252,574	($2,429,175)	($1,469,105)	$31,979,602
Net investment loss	—	—	(143,300)	—	—	—	(143,300)
Net realized loss on sales and dispositions of investments	—	—	—	(332,509)	—	—	(332,509)
Change in unrealized depreciation on investments	—	—	—	—	(871,740)	—	(871,740)

June 30, 2019	$686,304	$10,581,789	($1,786,085)	$25,920,065	($3,300,915)	($1,469,105)	$30,632,053

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
April 1, 2018	$686,304	$10,581,789	($1,770,475)	$27,215,738	($3,845,979)	($1,469,105)	$31,398,272
Net investment loss	—	—	(37,768)	—	—	—	(37,768)
Change in unrealized depreciation on investments	—	—	—	—	(593,526)	—	(593,526)

June 30, 2018	$686,304	$10,581,789	($1,808,243)	$27,215,738	($4,439,505)	($1,469,105)	$30,766,978

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
January 1, 2019	$686,304	$10,581,789	($1,665,552)	$26,221,443	($2,830,692)	($1,469,105)	$31,524,187
Net investment loss	—	—	(120,533)	—	—	—	(120,533)
Net realized loss on sales and dispositions of investments	—	—	—	(301,378)	—	—	(301,378)
Change in unrealized depreciation on investments	—	—	—	—	(470,223)	—	(470,223)

June 30, 2019	$686,304	$10,581,789	($1,786,085)	$25,920,065	($3,300,915)	($1,469,105)	$30,632,053

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity
January 1, 2018	$686,304	$10,581,789	($1,597,146)	$27,215,738	($3,498,895)	($1,469,105)	$31,918,685
Net investment loss	—	—	(211,097)	—	—	—	(211,097)
Change in unrealized depreciation on investments	—	—	—	—	(940,610)	—	(940,610)

June 30, 2018	$686,304	$10,581,789	($1,808,243)	$27,215,738	($4,439,505)	($1,469,105)	$30,766,978

Note 8. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2019 and 2018:

	Six months ended June 30, 2019 (Unaudited)	Six months ended June 30, 2018 (Unaudited)
Income from investment operations (1):
Investment income	$0.21	$0.12
Operating expenses	0.24	0.16

Investment loss before income taxes	(0.03)	(0.04)
Income tax benefit	(0.01)	(0.01)

Net investment loss	(0.02)	(0.03)
Net realized and unrealized loss on investments	(0.12)	(0.15)

Decrease in net asset value	(0.14)	(0.18)
Net asset value, beginning of period	4.99	5.05

Net asset value, end of period	$4.85	$4.87

Per share market price, end of period	$2.62	$2.69

Total return based on market value	4.80%	(10.93%)
Total return based on net asset value	(2.83%)	(3.61%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	4.87%	3.39%
Ratio of operating expenses including income taxes to average net assets	3.87%	2.30%
Ratio of net investment loss to average net assets	(0.39%)	(0.67%)
Portfolio turnover	3.2%	3.8%
Net assets, end of period	$30,632,053	$30,766,978
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are currently an internally managed investment company that lends to and invests in small companies, often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC was approved for an additional $6.0 million in new SBA leverage commitments during 2018 and has drawn down $3.0 million of that leverage as of June 30, 2019.

In January 2019, we entered into a stock purchase agreement to sell approximately 8.3 million shares of our common stock to East Asset Management, LLC (“East”) for $25 million in cash and portfolio assets, which will be income-producing instruments. Additionally, upon closing of the pending Transactions (the “Transactions”), a new entity, Rand Capital Management LLC (“RCM”) will be retained by Rand to be its investment advisor as an external management company. RCM will have the same management team that is currently at Rand. Rand’s shareholders approved all proposals related to the Transactions at a special meeting of shareholders that was held on May 16, 2019.

The closing of the sale and issuance of common stock pursuant to the stock purchase agreement, as well as the externalization of the management structure, remains conditioned upon receipt of required regulatory approvals. Rand expects the Transactions to close in the second half of 2019, subject to receipt of required regulatory approval.

Following the closing of the above-described Transactions and contingent upon meeting certain tax-related conditions, we intend to elect to become a regulated investment company (“RIC”) for U.S. federal tax purposes. This will enable the pass through of capital gains and investment income to shareholders without payment of corporate-level U.S. federal income tax by Rand.

Outlook

At the end of the second quarter of 2019, we had $8.6 million in cash and cash equivalents available for future investments and expenses, an increase of $4.6 million as compared to the end of 2018. The increase was primarily due to proceeds from a $3.5 million loan payoff by a portfolio company and $2.25 million of additional SBA leverage drawn down during the six months ended June 30, 2019.

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

Financial Condition

Overview:	June 30, 2019	December 31, 2018	Increase (Decrease)	% Increase (Decrease)
Total assets	$41,699,064	$40,521,724	$1,177,340	2.9%
Total liabilities	11,067,011	8,997,537	2,069,474	23.0%

Net assets	$30,632,053	$31,524,187	($892,134)	(2.8%)

Net asset value per share (NAV) was $4.85 at June 30, 2019 and $4.99 at December 31, 2018.

Our gross outstanding SBA debentures at June 30, 2019 were $11,000,000 and will mature from 2022 through 2029. Cash and cash equivalents approximated 28% of net assets at June 30, 2019, as compared to 13% at December 31, 2018.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2019	December 31, 2018	(Decrease) Increase	% (Decrease) Increase
Investments, at cost	$35,467,536	$38,292,143	($2,824,607)	(7.4%)
Unrealized depreciation, net	(4,225,491)	(3,625,339)	600,152	16.6%

Investments at fair value	$31,242,045	$34,666,804	($3,424,759)	(9.9%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 102% of net assets at June 30, 2019 versus 110% of net assets at December 31, 2018.

The change in investments during the six months ended June 30, 2019, at cost, is comprised of the following:

New investments:	Cost Increase (Decrease)
Tilson Technology Management, Inc. (Tilson)	$500,012
Genicon Inc. (Genicon)	250,000
KnowledgeVision Systems, Inc. (Knowledgevision)	150,000
Advantage 24/7 LLC (Advantage 24/7)	140,000

Total of new investments	1,040,012

Other changes to investments:
Genicon interest conversion and OID amortization	167,809
Empire Genomics, LLC (Empire Genomics) capitalized fee income and interest conversion	49,821
Microcision LLC (Microcision) interest conversion	9,678
GoNoodle, Inc. (GoNoodle) interest conversion	5,205

Total of other changes to investments	232,513

Investments repaid, sold, liquidated or converted:
eHealth Global Technologies, Inc. (eHealth) loan repayment	(3,500,000)
SOMS Technologies, LLC (SOMS) realized loss	(472,632)
Advantage 24/7 investment conversion and loan repayment	(124,500)

Total of investments repaid, sold or liquidated	(4,097,132)

Net change in investments, at cost	($2,824,607)

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debt instruments and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

Investment Income

	Three months ended June 30, 2019	Three months ended June 30, 2018	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$315,489	$315,700	($211)	(0.1%)
Interest from other investments	53,538	7,735	45,803	592.2%
Dividend and other investment income	207,060	78,942	128,118	162.3%
Fee income	6,959	11,141	(4,182)	(37.5%)

Total investment income	$583,046	$413,518	$169,528	41.0%

The total investment income that was received on a current basis for the three months ended June 30, 2019 was received from nine portfolio companies. This contrasts with the eight portfolio companies generating current income for the three months ended June 30, 2018.

Interest from portfolio companies – Interest from portfolio companies remained approximately the same during the three months ended June 30, 2019 versus the same period in 2018. The following investments are on non-accrual status: BeetnPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments – The increase in interest from other investments is primarily due to higher interest rates and higher average cash balance during the three months ended June 30, 2019 versus the same period in 2018.

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

	Three months ended June 30, 2019	Three months ended June 30, 2018
Knoa Software, Inc. (Knoa)	$193,934	$—
Tilson Technology Management, Inc. (Tilson)	13,126	9,687
Carolina Skiff LLC (Carolina Skiff)	—	39,169
New Monarch Machine Tool, Inc. (New Monarch)	—	27,409
Empire Genomics LLC (Empire Genomics)	—	2,677

Total dividend and other investment income	$207,060	$78,942

Fee income – Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the Consolidated Statement of Financial Position in the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $6,459 and $10,141 for the three months ended June 30, 2019 and 2018, respectively. The board fees were $500 and $1,000 for the three months ended June 30, 2019 and 2018, respectively.

Expenses

	Three months ended June 30, 2019	Three months ended June 30, 2018	Increase	% Increase
Total expenses	$824,077	$473,670	$350,407	74.0%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the three months ended June 30, 2019 versus the same period in 2018 was primarily caused by a 395%, or $254,907, increase in shareholder expenses and a 198%, or $73,932, increase in professional fees. During the three months ended June 30, 2019, we held a special meeting of shareholders to approve all proposals related to the Transactions. We incurred additional shareholder expenses and professional fees related to this aforementioned special shareholder meeting, and the regulatory procedures that are required with such a meeting.

In addition, we deferred an additional $25,000 in stock issuance costs attributable to the Transactions during the three months ended June 30, 2019. These expenses are intended to be offset against the equity capital raise when the Transactions close, or expensed if the Transactions are not completed. The deferred expenses are included on our Consolidated Statement of Financial Position at June 30, 2019 in the line item “Other assets.”

Net Realized Loss on Investments

	Three months ended June 30, 2019	Three months ended June 30, 2018	Change
Realized loss on investments before income taxes	($432,739)	$—	($432,739)

During the three months ended June 30, 2019, we recognized a realized loss on our investment in SOMS Technologies, LLC as the company ceased doing business. In addition, we received a final distribution of proceeds from an investment we exited in 2016, Gemcor LLC (Gemcor) of $39,893.

Change in Unrealized Depreciation of Investments

	Three months ended June 30, 2019	Three months ended June 30, 2018	Change
Change in unrealized depreciation of investments before income taxes	($1,122,448)	($756,441)	($366,007)

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2019 was comprised of the following:

Three months ended June 30, 2019
SocialFlow, Inc. (Socialflow)	($750,000)
Genicon, Inc. (Genicon)	(715,080)
BeetNPath, LLC (Beetnpath)	(130,000)
SOMS Technologies, LLC (SOMS)	472,632

Total change in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2019	($1,122,448)

The valuations of our investments in Beetnpath and Socialflow were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased during the three months ended June 30, 2019 to revalue our holdings based upon the liquidation preferences of our securities and as a result of a recent round of financing.

We recognized a realized loss on our investment in SOMS during the three months ended June 30, 2019.

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2018 was comprised of the following:

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended June 30, 2019 and 2018, the net decrease in net assets from operations was ($1,347,549) and ($631,294), respectively.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

Investment Income

	Six months ended June 30, 2019	Six months ended June 30, 2018	Increase	% Increase
Interest from portfolio companies	$721,454	$613,048	$108,406	17.7%
Interest from other investments	71,349	12,845	58,504	455.5%
Dividend and other investment income	241,685	133,107	108,578	81.6%
Fee income	267,928	17,327	250,601	1,446.3%

Total investment income	$1,302,416	$776,327	$526,089	67.8%

Interest from portfolio companies – Interest from portfolio companies was approximately 18% higher during the six months ended June 30, 2019 versus the same period in 2018 due to the fact that we have originated more income-producing debt investments in the last year. The new debt instruments were originated from KnowledgeVision Systems, Inc. and Tech 2000, Inc.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments – The increase in interest from other investments is primarily due to higher interest rates and higher average cash balance during the six months ended June 30, 2019 versus the same period in 2018.

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

	Six months ended June 30, 2019	Six months ended June 30, 2018
Knoa Software, Inc. (Knoa)	$193,934	$—
Carolina Skiff LLC (Carolina Skiff)	24,043	80,264
Tilson Technology Management, Inc. (Tilson)	23,708	19,376
New Monarch Machine Tool, Inc. (New Monarch)	—	27,409
Empire Genomics LLC (Empire Genomics)	—	6,058

Total dividend and other investment income	$241,685	$133,107

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

The income associated with the amortization of financing fees was $42,428 and $15,327 for the six months ended June 30, 2019 and 2018, respectively. In addition, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $500 and $2,000 for the six months ended June 30, 2019 and 2018, respectively.

Expenses

	Six months ended June 30, 2019	Six months ended June 30, 2018	Increase	% Increase
Total expenses	$1,513,812	$1,062,234	$451,578	42.5%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the six months ended June 30, 2019 versus the same period in 2018 was primarily caused by a 195%, or $251,723, increase in shareholder expense and a 143%, or $198,900, increase in professional fees. Shareholder expense and professional fees were higher during the six months ended June 30, 2019 because we incurred expenses in connection with aforementioned Transactions, the special shareholder meeting held in May 2019 and the regulatory procedures that are required with such Transactions. These expenses also included external shareholder, legal, tax consulting and other advisory expenses to support the complex regulatory environment in which we operate.

In addition, we deferred $266,000 in stock issuance costs attributable to the Transactions. These expenses are intended to be offset against the equity capital raise when the Transactions close, or expensed if the Transactions are not completed. The deferred expenses are included on our Consolidated Statement of Financial Position at June 30, 2019 in the line item “Other assets.”

Net Realized Loss on Investments

	Six months ended June 30, 2019	Six months ended June 30, 2018	Change
Realized loss on investments before income taxes	($392,239)	$—	($392,239)

During the six months ended June 30, 2019, we recognized a realized loss on our investment in SOMS Technologies, LLC after the company ceased doing business and a $40,500 gain on our investment in Advantage 24/7 LLC after the company converted their equity into a debt instrument. In addition, we received a final proceeds distribution of $39,893 from Gemcor II, LLC, a portfolio company we exited in 2016.

Change in Unrealized Depreciation of Investments

	Six months ended June 30, 2019	Six months ended June 30, 2018	Change
Change in unrealized depreciation of investments before income taxes	($600,152)	($1,207,930)	$607,778

The change in unrealized depreciation, before income taxes, for the six months ended June 30, 2019 was comprised of the following:

Six months ended June 30, 2019
SocialFlow, Inc. (Socialflow)	($1,071,300)
Genicon, Inc. (Genicon)	(752,580)
BeetNPath, LLC (Beetnpath)	(523,904)
SciAps, Inc. (Sciaps)	(385,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
SOMS Technologies, LLC	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000

Total change in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2019	($600,152)

The valuations of our investments in Socialflow, Beetnpath, Sciaps and Mercantile were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased during the six months ended June 30, 2019 to revalue our holdings based upon the liquidation preferences of our securities and as a result of a recent round of financing.

In accordance with our valuation policy, we increased the value of our holdings in Tilson based on a significant equity financing during the first quarter of 2019 with a sophisticated new non-strategic outside investor at a higher valuation than their prior financing round valuation.

We recognized a realized loss on our investment in SOMS during the six months ended June 30, 2019.

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

Our valuation of First Wave was decreased to reflect an anticipated round of financing that was expected to be completed by First Wave in the third quarter of 2018.

Givegab’s value was increased to the cost basis of the investment after a financial analysis of the portfolio company indicating continued improved performance.

All of these value adjustments resulted from a review by our management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the net decrease in net assets from operations was ($892,134) and ($1,151,707), respectively.

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

As of June 30, 2019, our total liquidity consisted of approximately $8.6 million in cash and cash equivalents on hand and the availability of $3.0 million under our SBA leverage commitment.

Net cash used by operating activities has averaged approximately $1,200,000 over the last three years. The average cash used for investment in portfolio companies over the last three years was approximately $1,980,000. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of June 30, 2019, we had the availability to borrow an additional $3.0 million from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand, the scheduled interest payments on our portfolio investments and our SBA leverage commitment will be sufficient to meet our cash needs for the next twelve months. We continue to seek potential exits from portfolio companies to increase the amount of liquidity available for new investments, operating activities and future SBA debenture repayment obligations.

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

As of June 30, 2019 we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2019.

Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

We and each of our directors were named as defendants in a complaint that was filed in the United States District Court for the Western District of New York on April 29, 2019, captioned George Assad v. Rand Capital Corporation, et al., Case No. 1:19-cv-00557. The complaint alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated under the Securities Exchange Act of 1934, as amended, in Rand’s definitive proxy statement prepared for purposes of seeking to obtain shareholder approval of the Transactions. This action was voluntarily dismissed with prejudice on June 5, 2019.

Item 1A.    Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
4/1/2019 – 4/30/2019	—	—	—	458,954
5/1/2019 – 5/31/19	—	—	—	458,954
6/1/2019 – 6/30/2019	—	—	—	458,954

(1)	There were no shares repurchased during the three months ending June 30, 2019.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: August 6, 2019

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer