Form 10-Q
period 2019-09-30
RAND CAPITAL CORP
filed 2019-11-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of November 7, 2019, there were 6,321,988 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2019 (Unaudited)	December 31, 2018
ASSETS
Investments at fair value:
Control investments (cost of $0 and $99,500, respectively)	$—	$99,500
Affiliate investments (cost of $20,427,536 and $20,708,659, respectively)	15,568,648	17,026,091
Non- Control/Non-Affiliate investments (cost of $14,182,282 and $17,483,984, respectively)	11,218,550	17,541,213

Total investments, at fair value (cost of $34,609,818 and $38,292,143, respectively)	26,787,198	34,666,804
Cash and cash equivalents	9,288,502	4,033,792
Interest receivable (net of allowance of $166,413 and $161,000, respectively)	125,808	145,532
Deferred tax asset	1,653,395	525,198
Prepaid income taxes	488,768	1,138,708
Other assets	317,668	11,690

Total assets	$38,661,339	$40,521,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,777,493	$8,554,443
Profit sharing and bonus payable	—	125,000
Accounts payable and accrued expenses	102,733	245,758
Deferred revenue	27,948	72,336

Total liabilities	10,908,174	8,997,537
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 10,000,000; shares issued 6,863,034; shares outstanding of 6,321,988 as of 9/30/19 and 12/31/18	686,304	686,304
Capital in excess of par value	10,581,789	10,581,789
Accumulated net investment loss	(1,851,634)	(1,665,552)
Undistributed net realized gain on investments	25,920,065	26,221,443
Net unrealized depreciation on investments	(6,114,254)	(2,830,692)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)

Total stockholders’ equity (net assets) (per share- 9/30/19: $4.39,12/31/18: $4.99)	27,753,165	31,524,187

Total liabilities and stockholders’ equity (net assets)	$38,661,339	$40,521,724

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Investment income:
Interest from portfolio companies:
Affiliate investments	$217,953	$192,758	$632,705	$515,784
Non-Control/Non-Affiliate investments	110,150	257,531	416,852	547,553

Total interest from portfolio companies	328,103	450,289	1,049,557	1,063,337
Interest from other investments:
Non-Control/Non-Affiliate investments	36,797	7,872	108,146	20,717

Total interest from other investments	36,797	7,872	108,146	20,717
Dividend and other investment income:
Affiliate investments	65,996	48,856	307,681	175,905
Non-Control/Non-Affiliate investments	—	—	—	6,058

Total dividend and other investment income	65,996	48,856	307,681	181,963
Fee income:
Affiliate investments	3,607	4,042	11,460	11,625
Non-Control/Non-Affiliate investments	2,852	151,243	262,927	160,987

Total fee income	6,459	155,285	274,387	172,612

Total investment income	437,355	662,302	1,739,771	1,438,629

Expenses:
Salaries	181,500	169,875	544,500	509,624
Employee benefits	40,606	39,845	143,705	148,841
Directors’ fees	30,124	28,624	87,372	92,123
Professional fees	68,931	81,745	406,859	220,773
Stockholders and office operating	85,782	47,839	466,543	176,877
Insurance	10,500	8,700	31,070	27,588
Corporate development	18,301	15,028	51,627	41,470
Other operating	604	4,875	3,413	9,990

	436,348	396,531	1,735,089	1,227,286
Interest on SBA obligations	94,191	77,568	303,849	232,406
Bad debt (recovery) expense	—	(26,299)	5,413	50,342

Total expenses	530,539	447,800	2,044,351	1,510,034

Net investment (loss) gain before income taxes	(93,184)	214,502	(304,580)	(71,405)
Income tax (benefit) expense	(27,635)	50,003	(118,498)	(24,807)

Net investment (loss) gain	(65,549)	164,499	(186,082)	(46,598)

Net realized (loss) gain on sales and dispositions of investments:
Control investments	—	—	80,393	—
Affiliate investments	—	(1,125,673)	(472,632)	(1,125,673)

Net realized loss on sales and dispositions, before income taxes	—	(1,125,673)	(392,239)	(1,125,673)
Income tax (benefit)	—	(406,739)	(90,861)	(406,739)

Net realized loss on sales and dispositions of investments	—	(718,934)	(301,378)	(718,934)
Net change in unrealized depreciation on investments:
Affiliate investments	(1,847,468)	725,673	(1,176,320)	169,232
Non-Control/Non-Affiliate investments	(1,749,661)	(249,871)	(3,020,961)	(901,360)

Change in unrealized depreciation before income tax benefit	(3,597,129)	475,802	(4,197,281)	(732,128)
Deferred income tax (benefit) expense	(783,790)	100,669	(913,719)	(166,651)

Net change in unrealized depreciation on investments	(2,813,339)	375,133	(3,283,562)	(565,477)

Net realized and unrealized loss on investments	(2,813,339)	(343,801)	(3,584,940)	(1,284,411)

Net decrease in net assets from operations	($2,878,888)	($179,302)	($3,771,022)	($1,331,009)

Weighted average shares outstanding	6,321,988	6,321,988	6,321,988	6,321,988
Basic and diluted net decrease in net assets from operations per share	($0.46)	($0.03)	($0.60)	($0.21)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net assets at beginning of period	$30,632,053	$30,766,978	$31,524,187	$31,918,685
Net investment (loss) gain	(65,549)	164,499	(186,082)	(46,598)
Net realized loss on sales and dispositions of investments	—	(718,934)	(301,378)	(718,934)
Net change in unrealized depreciation on investments	(2,813,339)	375,133	(3,283,562)	(565,477)

Net decrease in net assets from operations	(2,878,888)	(179,302)	(3,771,022)	(1,331,009)

Net assets at end of period	$27,753,165	$30,587,676	$27,753,165	$30,587,676

Accumulated net investment loss	($1,851,634)	($1,643,744)	($1,851,634)	($1,643,744)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash flows from operating activities:
Net decrease in net assets from operations	($3,771,022)	($1,331,009)
Adjustments to reconcile net decrease in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(900,012)	(1,365,000)
Proceeds from sale of portfolio investments	39,893	—
Proceeds from loan repayments	4,525,000	70,131
Net realized loss on portfolio investments	392,239	1,125,673
Change in unrealized depreciation on investments before income taxes	4,197,281	732,128
Deferred tax benefit	(1,128,197)	(220,412)
Depreciation and amortization	27,809	22,200
Original issue discount amortization	(30,573)	(29,462)
Non-cash conversion of debenture interest	(344,222)	(421,665)
Change in interest receivable allowance	5,413	50,342
Changes in operating assets and liabilities:
Decrease in interest receivable	14,311	32,772
(Increase) decrease in other assets	(306,174)	2,844
Decrease (increase) in prepaid income taxes	649,940	(360,779)
Decrease in accounts payable and accrued expenses	(143,025)	(69,462)
Decrease in profit sharing and bonus payable	(125,000)	(132,000)
(Decrease) increase in deferred revenue	(44,388)	36,234

Total adjustments	6,830,295	(526,456)

Net cash provided by (used in) operating activities	3,059,273	(1,857,465)

Cash flows from financing activities:
Proceeds from SBA debentures	2,250,000	—
Origination costs to SBA	(54,563)	—

Net cash provided by financing activities	2,195,437	—

Net increase (decrease) in cash and cash equivalents	5,254,710	(1,857,465)
Cash and cash equivalents:
Beginning of period	4,033,792	6,262,039

End of period	$9,288,502	$4,404,574

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019

(Unaudited)

		(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business	(a)	Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets
Non-Control/Non-Affiliate Investments – 40.4% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	10.0%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	12/30/10	0%			0.4%
Williamsville, NY. Marketing program for wine and	January 1, 2022			115,000	115,000
spirits dealers. (Marketing Company) www.advantage24-7.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	1.1%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and their
employees save money and have a better experience.
(Health Care) www.centivo.com

	Total Centivo			301,342	301,342

Empire Genomics, LLC (g)(l)	$1,209,014 Senior Secured	6/13/14	0%			2.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	(8% PIK through September 30,
diagnosing and guiding patient therapeutic treatments.	2019) due December 31, 2020.			1,308,675	300,000
(Health Care)	$444,915 Promissory Note at 9%
www.empiregenomics.com	(4% PIK) due December 31, 2020.			444,915	302,569

	Total Empire			1,753,590	602,569

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.2%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com

GoNoodle, Inc. (g)(l)	$1,000,000 Secured Note at 12%	2/6/15	<1%			3.8%
Nashville, TN. Student engagement education	due January 31, 2020, (1% PIK).			1,047,481	1,047,481
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred.			25	25
www.gonoodle.com

	Total GoNoodle			1,047,506	1,047,506

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			1.8%
Williamsville, NY. Full service accounts receivable	Note at 13% (3% for the calendar
management and collections company. (Contact	year 2019) due January 31, 2022.			1,199,040	500,000
Center) www.mercantilesolutions.com	(e) $150,000 Subordinated
	Debenture at 8% due January 31,
	2022.			150,000	—
	Warrant for 3.29% Membership
	Interests. Option for 1.5%
	Membership Interests.			197,625	—

	Total Mercantile			1,446,665	500,000

Outmatch Holdings, LLC (e)(g)	3,022,799 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	7.8%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee selection
and reference checking. (Software) www.outmatch.com

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies, Inc. (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			1.1%
Buffalo, NY. Provides innovative solutions for the	Note at 5% due July 28, 2020.			300,000	300,000
post-processing of additive manufactured 3D parts.
(Manufacturing) www.postprocess.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

		(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business	(a)	Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	2.5%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.			2,099,999	—
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.			—	—
testing devices. (Health Care)	(g) 589,420 Series B Preferred.			702,732	702,732
www.rheonix.com

	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	279,156	3.6%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	433,735
networks using a proprietary, predictive analytic	717,772 Series C Preferred.			500,000	287,109
algorithm to optimize advertising and publishing.
(Software) www.socialflow.com

	Total Social Flow			1,750,000	1,000,000

Somerset Gas Transmission Company, LLC (e)	26.5337 Units.	7/10/02	3%	719,097	500,000	1.8%
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

Tech 2000, Inc. (g)	$600,000 Term Note at 14% due	11/16/18	0%			2.2%
Herndon, VA. Develops and delivers IT training.	November 15, 2021.			610,777	610,777
(Software) www.t2000inc.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e)	Membership Interest.	10/1/98	5%	310,357	—	0.0%
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	—	0.0%
(Manufacturing)

Subtotal Non-Control/Non-Affiliate Investments				$14,182,282	$11,218,550

Affiliate Investments – 56.1% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			0.0%
Ithaca, NY. Frozen entrées made from 100%	Membership Units.			$359,000	$—
whole grain steel cut oats under Grainful brand	1,032,918 Series B Preferred
name. (Consumer Product)	Membership Units.			261,277	—
www.grainful.com	$262,626.64 Convertible Secured
	Notes at 8% due December 21, 2019.			262,627	—

	Total BeetNPath			882,904	—

Carolina Skiff LLC (g)	6.0825% Class A Common	1/30/04	7%			6.3%
Waycross, GA. Manufacturer of ocean fishing and	Membership Interest.			15,000	1,750,000
pleasure boats. (Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.7%
Buffalo, NY. Social media publishing tool for law,
CPA and professional firms. (Software) www.clearviewsocial.com

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com

Genicon, Inc. (e)(g)(l)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	—	9.9%
Winter Park, FL. Designs, produces and	$3,250,000 Promissory Notes at 10%
distributes patented surgical instrumentation.	due June 12, 2022, (10% PIK).			3,654,750	2,500,000
(Health Care)	$250,000 Promissory Note at 10% due
www.geniconendo.com	June 12, 2021 (10% PIK).			257,797	250,000
	Warrants for Common.			120,000	—

	Total Genicon			5,032,547	2,750,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

		(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business	(a)	Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			4.4%
New York, NY. End user experience	Preferred.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred.			479,155	479,155
utilizing enterprise applications. (Software)
www.knoa.com

	Total Knoa			1,229,155	1,229,155

KnowledgeVision Systems, Inc. (g)	200,000 Series A-1 Preferred.	11/13/13	7%	250,000	—	3.5%
Lincoln, MA. Online presentation and training	214,285 Series A-2 Preferred.			300,000	—
software. (Software)	129,033 Series A-3 Preferred.			165,001	—
www.knowledgevision.com	Warrant for 46,743 Series A-3.			35,000	—
	(e) $75,000 Subordinated Promissory
	Notes at 8% payable on demand of
	majority of holders after August 31, 2019.			75,000	75,000
	$900,000 Term Note at 13% due April 30, 2021.			900,000	900,000

	Total KnowledgeVision			1,725,001	975,000

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.3%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification.
(Electronics Developer) www.mezmeriz.com

Microcision LLC (g)(l)	$1,500,000 Subordinated Promissory	9/24/09	15%			9.2%
Pennsauken Township, NJ. Manufacturer of	Note at 12% (1% PIK) due December
precision machined medical implants,	31, 2024.			1,947,889	1,947,889
components and assemblies. (Manufacturing)	15% Class A Common Membership
www.microcision.com	Interest.			—	610,000

	Total Microcision			1,947,889	2,557,889

New Monarch Machine Tool, Inc. (g)	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers.
(Manufacturing) www.monarchmt.com

OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.1%
Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation.
(Consumer Product) www.oncoregolf.com

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	223,000	5.2%
Woburn, MA. Instrumentation company	274,299 Series A-1 Convertible
producing portable analytical devices using XRF,	Preferred.			504,710	142,000
LIBS and RAMAN spectroscopy to identify	117,371 Series B Convertible Preferred.			250,000	250,000
compounds, minerals, and elements.	113,636 Series C Convertible Preferred.			175,000	175,000
(Manufacturing)	369,698 Series C-1 Convertible
www.sciaps.com	Preferred.			399,274	399,274
	147,059 Series D Convertible Preferred.			250,000	250,000

	Total SciAps			3,078,984	1,439,274

Teleservices Solutions Holdings, LLC (e) (g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	—	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	—
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	—
for selected industries. (Contact Center)	104,198 Class E Preferred Units.			104,198	—
www.ipacesetters.com	PIK dividend for Series C and D at 12% and 14%, respectively.

	Total Teleservices			1,636,078	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

		(b)	(c)		(d)(f)	Percent
Company, Geographic Location, Business	(a)	Date			Fair	of Net
Description, (Industry) and Website	Type of Investment	Acquired	Equity	Cost	Value	Assets
Tilson Technology Management, Inc. (g)(h)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	14.3%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.			—	22,036
is a CLEC supporting small cell 5G deployment.
(Professional Services) www.tilsontech.com

	Total Tilson			2,100,012	3,960,012

Other Affiliate Investments:
G-TEC Natural Gas Systems(e)	Membership Interest	8/31/99	17%	400,000	—	0.0%

(Manufacturing)
Subtotal Affiliate Investments				$20,427,536	$15,568,648

TOTAL INVESTMENTS – 96.5%				$34,609,818	$26,787,198

OTHER ASSETS IN EXCESS OF
LIABILITIES – 3.5%					965,967

NET ASSETS – 100%					$27,753,165

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At September 30, 2019, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by the management of the Corporation and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of September 30, 2019, the total cost of investment securities was approximately $34.6 million. Net unrealized depreciation was approximately ($7.8) million, which was comprised of $6.8 million of unrealized appreciation of investment securities and ($14.6) million of unrealized depreciation of investment securities. At September 30, 2019, the aggregate gross unrealized gain for federal income tax purposes was $6.5 million and the aggregate gross unrealized loss for federal income tax purposes was ($10.6) million. The net unrealized loss for federal income tax purposes was ($4.1) million based on a tax cost of $31.9 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at September 30, 2019)

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 7%.	$99,500	$—	($99,500)	$—	$40,500	$—
Gemcor II, LLC		—	—	—	—	39,893	—

	Total Control Investments	$99,500	$—	($99,500)	$—	$80,393	$—

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$—	$—	$—	$—	$—	$—
	1,032,918 Series B Preferred Membership Units.	261,277	—	(261,277)	—	—	—
	$262,626.64 Convertible Secured Notes at 8%.	262,627	—	(262,627)	—	—	—

	Total BeetNPath	523,904	—	(523,904)	—	—	—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	—	—	1,750,000	—	76,914
ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	200,000	—	—
First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	—	—	33,000	—	—
Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	—	(1,000,000)	—	—	—
	$3,250,000 Promissory Notes at 10%.	3,385,586	269,164	(1,154,750)	2,500,000	—	305,397
	$250,000 Promissory Note at 10%	—	257,797	(7,797)	250,000	—	7,797
	Warrant for Common.	37,500	—	(37,500)	—	—	—

	Total Genicon	4,423,086	526,961	(2,200,047)	2,750,000	—	313,194

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	—	—	—	—	—	—
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	—	—	750,000	—	193,934
	1,876,922 Series B Preferred.	479,155	—	—	479,155	—	—

	Total Knoa	1,229,155	—	—	1,229,155	—	193,934

KnowledgeVision	200,000 Series A-1 Preferred.	—	—	—	—	—	—
Systems, Inc.	214,285 Series A-2 Preferred.	—	—	—	—	—	—
	129,033 Series A-3 Preferred.	165,001	—	(165,001)	—	—	—
	$75,000 Subordinated Promissory Notes at 8%.	75,000	—	—	75,000	—	4,488
	$900,000 Term Note at 13%.	750,000	150,000	—	900,000	—	92,879
	Warrant for 46,743 Series A-3.	35,000	—	(35,000)	—	—	—

	Total KnowledgeVision	1,025,001	150,000	(200,001)	975,000	—	97,367

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	—	—	351,477	—	—
Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK).	1,933,353	14,536	—	1,947,889	—	174,437
	15% Class A Common Membership Interest.	610,000	—	—	610,000	—	—

	Total Microcision	2,543,353	14,536	—	2,557,889	—	174,437

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	—	—	22,841	—
OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	300,000	—	—

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	September 30, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	700,000	—	(477,000)	223,000	—	—
	274,299 Series A-1 Convertible Preferred.	250,000	—	(108,000)	142,000	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	175,000	—	—
	369,698 Series C-1 Convertible Preferred.	399,274	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	250,000	—	—

	Total SciAps	2,024,274	—	(585,000)	1,439,274	—	—

SOMS	5,959,490 Series B membership Interests.	—	—	—	—	(472,632)	—
Technologies, LLC
Teleservices	250,000 Class B Preferred Units.	—	—	—	—	—	—
Solutions	1,000,000 Class C Preferred Units.	—	—	—	—	—	—
Holdings, LLC	80,000 Class D Preferred Units.	—	—	—	—	—	—
	104,198 Class E Preferred Units.	—	—	—	—	—	—

	Total Teleservices	—	—	—	—	—	—

Tilson Technology	120,000 Series B Preferred.	600,000	1,350,000	—	1,950,000	—	36,833
Management, Inc.	21,391 Series C Preferred.	200,000	147,604	—	347,604	—	—
	70,176 Series D Preferred.	800,000	340,360	—	1,140,360	—	—
	15,385 Series E Preferred.	—	500,012	—	500,012	—	—
	211,567 SQF Hold Co. Common.	—	22,036		22,036	—
	$200,000 Subordinated Promissory Note at 8%.	200,000	—	(200,000)	—	—	11,835
	$800,000 Subordinated Promissory Note at 8%.	800,000	—	(800,000)	—	—	47,332

	Total Tilson	2,600,000	2,360,012	(1,000,000)	3,960,012	—	96,000

	Total Affiliate Investments	$17,026,091	$3,051,509	($4,508,952)	$15,568,648	($472,632)	$951,846

	Total Control and Affiliate Investments	$17,125,591	$3,051,509	($4,608,452)	$15,568,648	($392,239)	$951,846

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2019 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2019
Software	39.6%
Manufacturing	22.6
Healthcare	16.4
Professional Services	14.8
Contact Center	1.9
Oil and Gas	1.9
Electronics	1.3
Consumer Product	1.1
Marketing	0.4

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.7% of net assets: (j)
ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	8.8%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com
Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	1.0%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com

	Total Centivo			301,342	301,342

eHealth Global Technologies, Inc. (g)	$3,500,000 Term Note at 13% due	6/28/16	0%			11.1%
Henrietta, NY. eHealth Connect® improves health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care) www.ehealthtechnologies.com	December 31, 2020.			3,500,000	3,500,000
Empire Genomics, LLC (g)(m)	$1,209,014 Senior Secured	6/13/14	0%			2.4%
Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments.	Convertible Term Notes at 10% (8% PIK through September 30, 2019) due December 31, 2020.			1,233,195	474,181
(Health Care)	$444,915 Promissory Note at 9%
www.empiregenomics.com	(4% PIK) due December 31, 2020.			444,915	302,569

	Total Empire			1,678,110	776,750

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.0%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software) www.givegab.com
GoNoodle, Inc. (g)(m)	$1,000,000 Secured Note at 12%	2/6/15	<1%			3.3%
Nashville, TN. Student engagement education	due January 31, 2020, (1% PIK).			1,039,663	1,039,663
software providing core aligned physical activity breaks. (Software) www.gonoodle.com	Warrant for 47,324 Series C Preferred.			25	25

	Total GoNoodle			1,039,688	1,039,688

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			2.2%
Williamsville, NY. Full service accounts receivable	Note at 13% (3% for the calendar
management and collections company. (Contact	year 2018) due January 31, 2019.			1,199,040	700,000
Center) www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture at 8% due June 30, 2018.			150,000	—
	Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. (i) Interest receivable $50,254.			97,625	—

	Total Mercantile			1,446,665	700,000

Outmatch Holdings, LLC (e)(g)	2,798,883 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.8%
(Chequed Holdings, LLC) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	109,788 Class C1 Units.			5,489	5,489

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies LLC (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			1.0%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	Note at 5% due July 28, 2020.			300,000	300,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	7.0%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.			2,099,999	1,500,000
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.			—	—
testing devices. (Health Care) www.rheonix.com	(g) 589,420 Series B Preferred.			702,732	702,732

	Total Rheonix			2,802,731	2,202,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	731,431	6.6%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	839,648
networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	717,772 Series C Preferred.			500,000	500,221

	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e)	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%
Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com
Tech 2000, Inc. (g)(m)	$600,000 Term Note at 14% (PIK	11/16/18	0%
Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	through December 31, 2018) due November 15, 2021.			610,777	610,777	1.9%
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	—	0.0%
UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$17,483,984	$17,541,213

Affiliate Investments – 54.0% of net assets (k)
BeetNPath, LLC (Grainful) (e)(g)	1,119,024 Series A-2 Preferred	10/20/14	9%			1.7%
Ithaca, NY. Frozen entrées made from 100%	Membership Units.			$359,000	$—
whole grain steel cut oats under Grainful brand name. (Consumer Product)	1,032,918 Series B Preferred Membership Units.			261,277	261,277
www.grainful.com	$262,626.64 Convertible Secured
	Notes at 8% due December 21, 2019.			262,627	262,627

	Total BeetNPath			882,904	523,904

Carolina Skiff LLC (g)	6.0825% Class A Common	1/30/04	7%			5.6%
Waycross, GA. Manufacturer of ocean fishing and	Membership Interest.			15,000	1,750,000
pleasure boats. (Manufacturing) www.carolinaskiff.com
ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.6%
Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com
First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Genicon, Inc. (g) (m)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	1,000,000	14.0%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation.	$3,250,000 Promissory Notes at 10% due May 1, 2020, (8% PIK).			3,385,586	3,385,586
(Health Care) www.geniconendo.com	Warrants for 500,000 Common.			120,000	37,500

	Total Genicon			4,505,586	4,423,086

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			3.9%
New York, NY. End user experience	Preferred.			750,000	750,000
management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	1,876,922 Series B Preferred.			479,155	479,155

	Total Knoa			1,229,155	1,229,155

KnowledgeVision Systems, Inc. (g)	200,000 Series A-1 Preferred.	11/13/13	7%	250,000	—	3.2%
Lincoln, MA. Online presentation and training	214,285 Series A-2 Preferred.			300,000	—
software. (Software)	129,033 Series A-3 Preferred.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3.			35,000	35,000
	$75,000 Subordinated Promissory Notes at 8% payable on demand of majority of holders after August 31, 2019.(e)			75,000	75,000
	$750,000 Term Note at 11% due April 30, 2021.			750,000	750,000

	Total KnowledgeVision			1,575,001	1,025,001

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com
Microcision LLC (g)(m)	$1,500,000 Subordinated Promissory	9/24/09	15%			8.1%
Pennsauken Township, NJ. Manufacturer of precision machined medical implants,	Note at 12% (1% PIK) due December 31, 2024.			1,933,353	1,933,353
components and assemblies. (Manufacturing) www.microcision.com	15% Class A Common Membership Interest.			—	610,000

	Total Microcision			1,933,353	2,543,353

New Monarch Machine Tool, Inc. (g)	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com
OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%
Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com
SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	700,000	6.4%
Woburn, MA. Instrumentation company producing portable analytical devices using XRF,	274,299 Series A-1 Convertible Preferred.			504,710	250,000
LIBS and RAMAN spectroscopy to identify	117,371 Series B Convertible Preferred.			250,000	250,000
compounds, minerals, and elements.	113,636 Series C Convertible Preferred.			175,000	175,000
(Manufacturing) www.sciaps.com	369,698 Series C-1 Convertible Preferred.			399,274	399,274
	147,059 Series D Convertible Preferred.			250,000	250,000

	Total SciAps			3,078,984	2,024,274

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Teleservices Solutions Holdings, LLC (e)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	—	0.0%
(g)(m)	1,000,000 Class C Preferred Units.			1,190,680	—
Montvale, NJ. Customer contact center	80,000 Class D Preferred Units.			91,200	—
specializing in customer acquisition and retention	104,198 Class E Preferred Units.			104,198	—

for selected industries. (Contact Center) www.ipacesetters.com	PIK dividend for Series C and D at 12% and 14%, respectively.
	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	11%	600,000	600,000	8.2%
Portland, ME. Cellular, fiber optic and wireless	21,391 Series C Preferred.			200,000	200,000
information systems, construction, and management. (Professional Services)	70,176 Series D Preferred. $800,000 Subordinated Promissory			800,000	800,000
www.tilsontech.com	Notes at 8% due December 1, 2022. $200,000 Subordinated Promissory			800,000	800,000
	Note at 8% due September 28, 2021.			200,000	200,000

	Total Tilson			2,600,000	2,600,000

Other Affiliate Investments:
G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	—	0.0%
SOMS Technologies, LLC (e)(g) (Consumer Products)	Membership Interest	12/2/08	9%	472,632	—	0.0%

Subtotal Affiliate Investments				$20,708,659	$17,026,091

Control Investments – 0.3% of net assets (l)
Advantage 24/7 LLC (g)	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 110%				$38,292,143	$34,666,804

LIABILITIES IN EXCESS OF OTHER
ASSETS – (10%)					(3,142,617)

NET ASSETS – 100%					$31,524,187

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
OnCore Golf	150,000 Series AA Preferred.	—	300,000	—	300,000	—	—
Technology, Inc.	$300,000 Subordinated Convertible Promissory notes at 6%.	300,000	—	(300,000)	—	—	27,370

	Total OnCore	300,000	300,000	(300,000)	300,000	—	27,370

SciAps, Inc.	187,500 Series A Convertible Preferred.	700,000	—	—	700,000	—	—
	274,299 Series A-1 Convertible Preferred.	250,000	—	—	250,000	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	250,000	—	—
	113,636 Series C Preferred.	175,000	—	—	175,000	—	—
	369,698 Series C-1 Preferred.	399,274	—	—	399,274	—	—
	147,059 Series D Convertible Preferred	—	250,000	—	250,000	—	—

	Total SciAps	1,774,274	250,000	—	2,024,274	—	—

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	528,348	—	(528,348)	—	—	—
Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units.	—	—	—	—	—	—
	1,000,000 Class C Preferred Units.	—	—	—	—	—	—
	80,000 Class D Preferred Units.	—	—	—	—	—	—
	104,198 Class E Preferred Units.	—	—	—	—	—	—

	Total Teleservices	—	—	—	—	—	—

Tilson Technology Management, Inc.	120,000 Series B Preferred.	600,000	—	—	600,000	—	20,000
	21,391 Series C Convertible Preferred.	200,000	—	—	200,000	—	—
	70,176 Series D Preferred.	750,000	50,000	—	800,000	—	19,003
	$200,000 Subordinated Promissory Note at 8%.	200,000	—	—	200,000	—	16,000
	$800,000 Subordinated Promissory Note at 8%.	750,000	50,000	—	800,000	—	60,822

	Total Tilson	2,500,000	100,000	—	2,600,000	—	115,825

	Total Affiliate Investments	$17,016,795	$3,023,554	($3,014,258)	$17,026,091	($1,464,142)	$1,075,423

	Total Control and Affiliate Investments	$17,116,295	$3,023,554	($3,014,258)	$17,125,591	($1,464,142)	$1,135,423

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

Rand Capital Corporation and Subsidiary

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulation, Regulation as a Business Development Company in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We currently operate as an internally managed investment company whereby our officers and employees conduct the business of the Corporation under the general supervision of our Board of Directors. We have not currently elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code. See Recent Developments for a discussion of our pending Transaction.

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

The Stock Purchase Agreement also contemplates that, at the Closing, Rand will enter into an investment advisory and management agreement (the “Advisory Agreement”) with RCM pursuant to which RCM will serve as Rand’s external investment adviser. Pursuant to the terms of the Advisory Agreement, Rand will pay RCM a base management fee and an incentive fee, provided certain performance measures are met. At the Closing, Rand will also enter into an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM will serve as Rand’s administrator.

The transactions contemplated by the Stock Purchase Agreement, including the entry into the Advisory Agreement with RCM (which we refer to as the “Transactions”), required receipt of shareholder approval. Rand’s shareholders approved all proposals related to the Transactions at a special meeting of shareholders that was held on May 16, 2019.

In connection with the completion of the Transactions, Rand intends to accelerate its shift to an investment strategy focused on higher yielding debt investments, to elect tax treatment as a regulated investment company (“RIC”), and, in connection with such RIC election, intends to pay a special dividend to shareholders, and intends to adopt a new dividend policy going forward, that may include regular cash dividends to shareholders.

Rand’s wholly-owned subsidiary, Rand Capital SBIC, Inc., received approval from the SBA in October 2019 for Rand to proceed with the pending Transaction with East. Rand expects the Transaction to close during November 2019.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

N-54A	Election to Adopt Business Development Company status

10-Q	Quarterly Report on Form 10-Q for the quarters ended June 30, 2019 and March 31, 2019

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

Fair Value of SBA Debentures - In September 2019, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.283%, excluding a mandatory SBA annual charge estimated to be 0.094%, resulting in a total estimated fixed rate for ten years of 2.377%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

Investment Classification - In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act, “Control Investments” are investments in companies that the Corporation is deemed to “Control” because it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $48,887 and $28,266 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. During the nine months ended September 30, 2018 the Corporation recorded a one-time debt modification fee of approximately $142,000 in connection with the Empire Genomics debt modification. The board fees were $500 and $2,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Original Issue Discount - Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $30,573 and $29,462 in OID income for the nine months ended September 30, 2019 and 2018, respectively. OID income is estimated to be approximately $10,000 for the remainder of 2019.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $27,614 and $20,550 for the nine months ended September 30, 2019 and 2018, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $30,000 per year.

SBA Debentures - The Corporation had $11,000,000 and $8,750,000 in outstanding SBA debentures at September 30, 2019 and December 31, 2018, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at September 30, 2019. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information - Income taxes refunded during the nine months ended September 30, 2019 and 2018 were $644,821 and $17,006, respectively. Interest paid during each of the nine months ended September 30, 2019 and 2018 was $339,605 and $282,875, respectively. The Corporation converted $344,222 and $279,319 of interest receivable into investments during the nine months ended September 30, 2019 and 2018, respectively. In addition, a debt modification fee of $142,346 was capitalized during the nine months ended September 30, 2018.

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

Stockholders’ Equity (Net Assets) - At September 30, 2019 and December 31, 2018, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 24, 2019, the Board of Directors extended the repurchase authorization for up to an aggregate of 1,541,056 shares of the Corporation’s outstanding common stock on the open market through October 25, 2020 at prices no greater than the then current net asset value. No shares were repurchased during the nine months ended September 30, 2019. At September 30, 2019 and 2018, respectively, the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Profit Sharing and Stock Option Plan - In 2001, the shareholders of the Corporation authorized the establishment of an Employee Stock Option Plan (the “Option Plan”), that provides for the award of stock options to purchase up to 200,000 common shares to eligible employees. In 2002, the Corporation placed the Option Plan on inactive status as it developed a new profit sharing plan for the Corporation’s employees in connection with the formation of its SBIC subsidiary. As of September 30, 2019, no stock options had been awarded under the Option Plan. Because Section 57(n) of the 1940 Act prohibits maintenance of a profit sharing plan for the officers and employees of a BDC where any option, warrant or right is outstanding under an executive compensation plan, no stock options will be granted under the Option Plan while any profit sharing plan is in effect with respect to the Corporation.

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

The Corporation did not record any expense pursuant to the Plan for the nine months ended September 30, 2019 and 2018.

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2019 or December 31, 2018.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the nine months ended September 30, 2019 or 2018.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. Management does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

As of September 30, 2019
Tilson Technology Management, Inc. (Tilson)	15%
ACV Auctions, Inc. (ACV)	10%
Genicon, Inc. (Genicon)	10%
Microcision, LLC. (Microcision)	10%
Outmatch Holdings, LLC (Outmatch)	8%

As of December 31, 2018
Genicon, Inc. (Genicon)	13%
eHealth Global Technologies, Inc. (eHealth)	10%
ACV Auctions, Inc. (ACV)	8%
Tilson Technology Management, Inc. (Tilson)	7%
Microcision, LLC. (Microcision)	7%

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

There were no Level 1 or 2 investments as of September 30, 2019 or December 31, 2018.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2019:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Asset Value Liquidation Seniority	Totals
Non-Control/Non-Affiliate Equity	$—	$1,702,757	$2,645,496	$3,694,470	$—	$8,042,723
Non-Control/Non-Affiliate Loan and Debt	500,000	1,650,050	—	1,025,777	—	3,175,827

Total Non-Control/Non-Affiliate	$500,000	$3,352,807	$2,645,496	$4,720,247	—	$11,218,550

Affiliate Equity	$—	$22,841	$2,868,429	$7,004,489	$—	$9,895,759
Affiliate Loan and Debt	—	975,000	2,750,000	—	1,947,889	5,672,889

Total Affiliate	$—	$997,841	$5,518,429	$7,004,489	$1,947,889	$15,568,648

Total Level 3 Investments	$500,000	$4,350,648	$8,263,925	$11,724,736	$1,947,889	$26,787,198

Range	6.0X	1X	1X-4X	Not Applicable	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price	Asset Value
Weighted Average	6.0X	1X	2.7X	Not Applicable	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2019:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$2,145,692	$—	$—	$2,145,692
Debt investments	6,703,024	—	—	6,703,024
Equity investments	17,938,482	—	—	17,938,482

Total	$26,787,198	$—	$—	$26,787,198

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2018:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,935,777	$—	$—	$4,935,777
Debt investments	9,397,979	—	—	9,397,979
Equity investments	20,330,048	—	—	20,330,048

Total	$34,666,804	$—	$—	$34,666,804

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	—	—	(40,500)	(40,500)
Gemcor II LLC (Gemcor)	—	—	39,893	39,893
SOMS Technologies, LLC (SOMS)	—	—	(472,632)	(472,632)

Total Realized Gains and Losses	—	—	(392,239)	(392,239)
Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	—	(262,627)	(261,277)	(523,904)
Empire Genomics, LLC (Empire Genomics)	—	(249,661)	—	(249,661)
Genicon, Inc. (Genicon)	—	(1,162,547)	(1,037,500)	(2,200,047)
KnowledgeVision Systems, Inc. (Knowledge Vision)	—	—	(200,001)	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(200,000)	—	(200,000)
Rheonix, Inc. (Rheonix)	—	—	(1,500,000)	(1,500,000)
SciAps, Inc. (Sciaps)	—	—	(585,000)	(585,000)
SocialFlow, Inc. (Socialflow)	—	—	(1,071,300)	(1,071,300)
SOMS	—	—	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	—	—	1,860,000	1,860,000

Total Unrealized Gains and Losses	—	(1,874,835)	(2,322,446)	(4,197,281)
Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	—	—	140,000
Empire Genomics	—	75,481	—	75,481
Genicon	—	526,961	—	526,961
GoNoodle, Inc. (GoNoodle)	—	7,817	—	7,817
Knowledge Vision	150,000	—	—	150,000
Microcision LLC (Microcision)	—	14,536	—	14,536
Tilson	—	—	500,012	500,012

Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	624,795	500,012	1,414,807
Repayments and Sale of Securities:
Advantage 24/7	(25,000)	—	(140,000)	(165,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	—	—	(3,500,000)
Gemcor	—	—	(39,893)	(39,893)
Tilson	—	(1,000,000)	—	(1,000,000)

Total Repayments and Sale of Securities	(3,525,000)	(1,000,000)	(179,893)	(4,704,893)
Transfers within Level 3	444,915	(444,915)	—	—

Ending Balance, September 30, 2019, of Level 3 Assets	$2,145,692	$6,703,024	$17,938,482	$26,787,198

Change in unrealized depreciation on investments for the period included in changes in net assets				($4,197,281)

Net realized loss on investments for the period included in changes in net assets				($392,239)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062
Realized loss included in net change in net assets from operations:
Intrinsiq Material, Inc. (Intrinsiq)	—	—	(1,125,673)	(1,125,673)

Total Realized Losses	—	—	(1,125,673)	(1,125,673)
Unrealized Losses included in net change in net assets from operations:
Empire Genomics, LLC (Empire Genomics)	—	(901,360)	—	(901,360)
First Wave Products Group, LLC (First Wave)	—	(250,000)	—	(250,000)
GiveGab, Inc. (Givegab)	—	—	191,907	191,907
Intrinsiq	—	—	725,673	725,673
SOMS Technologies, LLC (SOMS)	—	—	(498,348)	(498,348)

Total Unrealized Losses	—	(1,151,360)	419,232	(732,128)
Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	—	140,000	—	140,000
Centivo Corporation (Centivo)	—	—	201,342	201,342
Empire Genomics	—	274,106	—	274,106
Genicon, Inc. (Genicon)	—	153,548	—	153,548
GoNoodle, Inc. (GoNoodle)	—	7,739	—	7,739
KnowledgeVision Systems, Inc. (KnowledgeVision)	775,000	—	—	775,000
Microcision LLC (Microcision)	—	14,392	—	14,392
SciAps, Inc. (Sciaps)	—	—	250,000	250,000

Total Purchases of Securities/Changes to Securities/Non-cash conversions	775,000	589,785	451,342	1,816,127
Repayments and Sale of Securities:
Empire Genomics	—	(21,665)	—	(21,665)
Knoa Software, Inc. (Knoa)	—	(48,466)	—	(48,466)

Total Repayments and Sale of Securities	—	(70,131)	—	(70,131)
Transfers within Level 3	—	(100,000)	100,000	—

Ending Balance, September 30, 2018, of Level 3 Assets	$4,325,000	$9,364,538	$18,482,719	$32,172,257

Change in unrealized depreciation on investments for the period included in changes in net assets				($732,128)

Net realized loss on investments for the period included in changes in net assets				($1,125,673)

Note 4. OTHER ASSETS

At September 30, 2019 and December 31, 2018, other assets was comprised of the following:

	September 30, 2019	December 31, 2018
Prepaid expenses	$311,940	$—
Operating receivables	5,660	11,428
Equipment (net)	68	262

Total other assets	$317,668	$11,690

Included in other assets at September 30, 2019 is $266,000 in stock issuance costs attributable to the Transactions. These expenses were deferred and will be offset against the equity capital raise when the Transactions close, or expensed if the Transactions are not completed.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2019.

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

	September 30, 2019	December 31, 2018
Debentures guaranteed by the SBA	$11,000,000	$8,750,000
Less unamortized issue costs	(222,507)	(195,557)

Debentures guaranteed by the SBA, net	$10,777,493	$8,554,443

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three months and nine months ended September 30, 2019 and 2018, respectively:

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
July 1, 2019	$686,304	$10,581,789	($1,786,085)	$25,920,065	($3,300,915)	($1,469,105)	$30,632,053
Net investment loss	—	—	(65,549)	—	—	—	(65,549)
Net realized loss on sales and dispositions of investments	—	—	—	—	—	—	—
Net change in unrealized depreciation on investments	—	—	—	—	(2,813,339)	—	(2,813,339)

September 30, 2019	$686,304	$10,581,789	($1,851,634)	$25,920,065	($6,114,254)	($1,469,105)	$27,753,165

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
July 1, 2018	$686,304	$10,581,789	($1,808,243)	$27,215,738	($4,439,505)	($1,469,105)	$30,766,978
Net investment gain	—	—	164,499	—	—	—	164,499
Net realized loss on sales and dispositions of investments	—	—		(718,934)	—	—	(718,934)
Net change in unrealized depreciation on investments	—	—	—	—	375,133	—	375,133

September 30, 2018	$686,304	$10,581,789	($1,643,744)	$26,496,804	($4,064,372)	($1,469,105)	$30,587,676

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
January 1, 2019	$686,304	$10,581,789	($1,665,552)	$26,221,443	($2,830,692)	($1,469,105)	$31,524,187
Net investment loss	—	—	(186,082)	—	—	—	(186,082)
Net realized loss on sales and dispositions of investments	—	—	—	(301,378)	—	—	(301,378)
Net change in unrealized depreciation on investments	—	—	—	—	(3,283,562)	—	(3,283,562)

September 30, 2019	$686,304	$10,581,789	($1,851,634)	$25,920,065	($6,114,254)	($1,469,105)	$27,753,165

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
January 1, 2018	$686,304	$10,581,789	($1,597,146)	$27,215,738	($3,498,895)	($1,469,105)	$31,918,685
Net investment loss	—	—	(46,598)	—	—	—	(46,598)
Net realized loss on sales and dispositions of investments				(718,934)			(718,934)
Net change in unrealized depreciation on investments	—	—	—	—	(565,477)	—	(565,477)

September 30, 2018	$686,304	$10,581,789	($1,643,744)	$26,496,804	($4,064,372)	($1,469,105)	$30,587,676

Note 8. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30, 2019 (Unaudited)	Nine months ended September 30, 2018 (Unaudited)
Income from investment operations (1):
Investment income	$0.27	$0.23
Operating expenses	0.32	0.24

Investment loss before income taxes	(0.05)	(0.01)
Income tax benefit	(0.02)	0.00

Net investment loss	(0.03)	(0.01)
Net realized and unrealized loss on investments	(0.57)	(0.20)

Decrease in net asset value	(0.60)	(0.21)
Net asset value, beginning of period	4.99	5.05

Net asset value, end of period	$4.39	$4.84

Per share market price, end of period	$2.50	$2.40

Total return based on market value	0.0%	(20.5%)
Total return based on net asset value	(12.0%)	(4.2%)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	6.9%	4.8%
Ratio of operating expenses including income taxes to average net assets	3.1%	2.9%
Ratio of net investment loss to average net assets	(0.6%)	(0.2%)
Portfolio turnover	3.4%	4.2%
Net assets, end of period	$27,753,165	$30,587,676
Weighted shares outstanding, end of period	6,321,988	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

Overview

We are currently an internally managed investment company that lends to and invests in small companies, often concurrently with other investors. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Rand SBIC was approved for an additional $6.0 million in new SBA leverage commitments during 2018 and has drawn down $3.0 million of that leverage as of September 30, 2019.

In January 2019, we entered into a stock purchase agreement to sell approximately 8.3 million shares of our common stock to East Asset Management, LLC (“East”) for $25 million in cash and portfolio assets, which will be income-producing instruments. Additionally, upon closing of the pending Transactions (the “Transactions”), a new entity, Rand Capital Management LLC (“RCM”) will be retained by Rand to be its investment advisor as an external management company. RCM will have the same management team that is currently at Rand. Rand’s shareholders approved all proposals related to the Transactions at a special meeting of shareholders that was held on May 16, 2019. Rand’s wholly-owned subsidiary, Rand Capital SBIC, Inc., received approval from the SBA for Rand to proceed with the pending Transaction with East. Rand expects the Transaction to close during November 2019.

Following the closing of the above-described Transactions and contingent upon meeting certain tax-related conditions, we intend to elect to become a regulated investment company (“RIC”) for U.S. federal tax purposes. This will enable the pass through of capital gains and investment income to shareholders without payment of corporate-level U.S. federal income tax by Rand.

Outlook

At the end of the third quarter of 2019, we had $9.3 million in cash and cash equivalents available for future investments and expenses, an increase of $5.3 million as compared to the end of 2018. The increase was primarily due to $4.5 million in loans repaid by two portfolio companies and $2.25 million of additional SBA leverage drawn down during the nine months ended September 30, 2019.

We believe the combination of cash on hand, proceeds from portfolio exits, SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. Additionally, upon the anticipated closing of the Transactions described above, we will have additional investments in our portfolio and additional cash to invest. The following short and long-term trends provide us confidence in our ability to grow Rand:

•

We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.

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

•	We have sufficient cash to invest in new opportunities and to repurchase shares. At period end, we had authorization to repurchase an additional 1,000,000 shares of our common stock.

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

Financial Condition

Overview:	September 30, 2019	December 31, 2018	(Decrease) Increase	% (Decrease) Increase
Total assets	$38,661,339	$40,521,724	($1,860,385)	(4.6%)
Total liabilities	10,908,174	8,997,537	1,910,637	21.2%

Net assets	$27,753,165	$31,524,187	($3,771,022)	(12.0%)

Net asset value per share (NAV) was $4.39 at September 30, 2019 and $4.99 at December 31, 2018.

Our gross outstanding SBA debentures at September 30, 2019 were $11,000,000 and will mature from 2022 through 2029. Cash and cash equivalents approximated 33% of net assets at September 30, 2019, as compared to 13% at December 31, 2018.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. We have invested substantially all of our assets in small to medium-sized companies. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2019	December 31, 2018	(Decrease)	% Decrease
Investments, at cost	$34,609,818	$38,292,143	($3,682,325)	(9.6%)
Unrealized depreciation, net	(7,822,620)	(3,625,339)	(4,197,281)	115.8%

Investments at fair value	$26,787,198	$34,666,804	($7,879,606)	(22.7%)

Our total investments at fair value, as estimated by management and approved by our Board of Directors, approximated 97% of net assets at September 30, 2019 versus 110% of net assets at December 31, 2018.

The change in investments during the nine months ended September 30, 2019, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Tilson Technology Management, Inc. (Tilson)	$500,012
Genicon Inc. (Genicon)	250,000
KnowledgeVision Systems, Inc. (Knowledgevision)	150,000
Advantage 24/7 LLC (Advantage 24/7)	140,000

Total of new investments	1,040,012
Other changes to investments:
Genicon interest conversion and OID amortization	276,961
Empire Genomics, LLC (Empire Genomics) capitalized fee income and interest conversion	75,481
Microcision LLC (Microcision) interest conversion	14,536
GoNoodle, Inc. (GoNoodle) interest conversion	7,817

Total of other changes to investments	374,795
Investments repaid, sold, liquidated or converted:
eHealth Global Technologies, Inc. (eHealth) loan repayment	(3,500,000)
Tilson loan repayment	(1,000,000)
SOMS Technologies, LLC (SOMS) realized loss	(472,632)
Advantage 24/7 investment conversion and loan repayment	(124,500)

Total of investments repaid, sold, liquidated or converted	(5,097,132)

Net change in investments, at cost	($3,682,325)

Results of Operations

Our principal investment objective is to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from our debt instruments and pass-through equity instruments to fund expenses. Therefore, we invest in a variety of financial instruments to provide a current return on a portion of the investment portfolio.

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Investment Income

	Three months ended September 30, 2019	Three months ended September 30, 2018	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$328,103	$450,289	($122,186)	(27.1%)
Interest from other investments	36,797	7,872	28,925	367.4%
Dividend and other investment income	65,996	48,856	17,140	35.1%
Fee income	6,459	155,285	(148,826)	(95.8%)

Total investment income	$437,355	$662,302	($224,947)	(34.0%)

The total investment income that was received on a current basis for the three months ended September 30, 2019 and 2018 was received from ten portfolio companies.

Interest from portfolio companies – Interest from portfolio companies decreased during the three months ended September 30, 2019 versus the same period in 2018 due to the fact that the debt instrument from eHealth Global Technologies, Inc. (eHealth) was repaid during the first quarter of 2019. In addition, during the third quarter of 2018, loans to Empire Genomics were modified and resulted in the recording of interest that had previously not been accrued of approximately $91,000. The following investments are on non-accrual status: BeetnPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments is primarily due to higher interest rates and higher average cash balance during the three months ended September 30, 2019 versus the same period in 2018.

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

	Three months ended September 30, 2019	Three months ended September 30, 2018
Carolina Skiff LLC (Carolina Skiff)	$52,871	$39,169
Tilson Technology Management, Inc. (Tilson)	13,125	9,687

Total dividend and other investment income	$65,996	$48,856

Fee income - Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the Consolidated Statement of Financial Position in the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $6,459 and $12,939 for the three months ended September 30, 2019 and 2018, respectively. In addition, we recorded a one-time debt modification fee of approximately $142,000 during the three month ended September 30, 2018. We charged the fee to Empire Genomics and the fee was capitalized into the Empire Genomics loan balances as part of the debt modification.

Expenses

	Three months ended September 30, 2019	Three months ended September 30, 2018	Increase	% Increase
Total expenses	$530,539	$447,800	$82,739	18.5%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholders and office operating expenses and professional fees.

The increase in expenses during the three months ended September 30, 2019 versus the same period in 2018 was primarily caused by a 79%, or $37,973, increase in stockholders expense and a 21%, or $16,623, increase in interest expense. We incurred additional stockholders expense related to the aforementioned Transactions with East Asset Management and the regulatory procedures that are required to effect such Transactions. Our interest expense increased due to higher outstanding SBA debt.

Net Realized Loss on Investments

	Three months ended September 30, 2019	Three months ended September 30, 2018	Change
Realized loss on investments before income taxes	$—	($1,125,673)	($1,125,673)

During the three months ended September 30, 2018, we recognized a loss on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold and we did not receive any proceeds. There were no realized gains or losses during the three months ended September 30, 2019.

Change in Unrealized Depreciation of Investments

	Three months ended September 30, 2019	Three months ended September 30, 2018	Change
Change in unrealized depreciation of investments before income taxes	($3,597,129)	$475,802	($4,072,931)

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2019 was comprised of the following:

Three months ended September 30, 2019
Rheonix, Inc. (Rheonix)	($1,500,000)
Genicon, Inc. (Genicon)	(1,447,467)
Empire Genomics, LLC (Empire Genomics)	(249,661)
KnowledgeVision Systems, Inc. (KnowledgeVision)	(200,001)
SciAps, Inc. (Sciaps)	(200,000)

Total change in net unrealized depreciation of investments, before income taxes	($3,597,129)

The valuations of our investments in Empire Genomics, Genicon, KnowledgeVision, Rheonix and Sciaps were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary. Some of these decreases in value may be recoverable following the completion of their respective future financings.

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2018 was comprised of the following:

Three months ended September 30, 2018
Empire Genomics, LLC (Empire Genomics)	($249,871)
Intrinsiq Material, Inc. (Intrinsiq) realized loss	725,673

Total change in net unrealized depreciation of investments, before income taxes	$475,802

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the three months ended September 30, 2019 and 2018, the net decrease in net assets from operations was ($2,878,888) and ($179,302), respectively.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

Investment Income

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,049,557	$1,063,337	($13,780)	(1.3%)
Interest from other investments	108,146	20,717	87,429	422.0%
Dividend and other investment income	307,681	181,963	125,718	69.1%
Fee income	274,387	172,612	101,775	58.9%

Total investment income	$1,739,771	$1,438,629	$301,142	20.9%

Interest from portfolio companies – Interest from portfolio companies was approximately the same during the nine months ended September 30, 2019 when compared to the same nine month period in 2018.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments—The increase in interest from other investments is primarily due to higher interest rates and higher average cash balance during the nine months ended September 30, 2019 versus the same period in 2018.

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

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Knoa Software, Inc. (Knoa)	$193,934	$—
Carolina Skiff LLC (Carolina Skiff)	76,914	119,433
Tilson Technology Management, Inc. (Tilson)	36,833	29,063
New Monarch Machine Tool, Inc. (New Monarch)	—	27,409
Empire Genomics LLC (Empire Genomics)	—	6,058

Total dividend and other investment income	$307,681	$181,963

Fee income—Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $48,887 and $28,266 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. During the nine months ended September 30, 2018 we recorded a one-time debt modification fee of approximately $142,000 that was charged to Empire Genomics and capitalized into the Empire Genomics loan balance. The board fees were $500 and $2,000 for the nine months ended September 30, 2019 and 2018, respectively.

Expenses

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Increase	% Increase
Total expenses	$2,044,351	$1,510,034	$534,317	35.4%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the nine months ended September 30, 2019 versus the same period in 2018 was primarily caused by a 164%, or $289,666, increase in shareholder expense and an 84%, or $186,086, increase in professional fees. Shareholder expense and professional fees were higher during the nine months ended September 30, 2019 because we incurred expenses in connection with aforementioned Transactions with East Asset Management, the special shareholder meeting held in May 2019 and the regulatory procedures that are required to effect such transactions. These expenses also included external shareholder, legal, tax consulting and other advisory expenses to support the complex regulatory environment in which we operate.

In addition, we deferred $266,000 in stock issuance costs attributable to the Transactions. These expenses are intended to be offset against the equity capital raise when the Transactions close, or expensed if the Transactions are not completed. The deferred expenses are included on our Consolidated Statement of Financial Position at September 30, 2019 in the line item “Other assets.”

Net Realized Loss on Investments

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Change
Realized loss on investments before income taxes	($392,239)	($1,125,673)	$733,434

During the nine months ended September 30, 2019, we recognized a realized loss on our investment in SOMS Technologies, LLC after the company ceased doing business and a $40,500 gain on our investment in Advantage 24/7 LLC after the company converted their equity into a debt instrument. In addition, we received a final proceeds distribution of $39,893 from Gemcor II, LLC, a portfolio company we exited in 2016.

During the nine months ended September 30, 2018, we recognized a loss on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold and we did not receive any proceeds.

Change in Unrealized Depreciation of Investments

	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Change
Change in unrealized depreciation of investments before income taxes	($4,197,281)	($732,128)	($3,465,153)

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2019 was comprised of the following:

Nine months ended September 30, 2019
Genicon	($2,200,047)
Rheonix	(1,500,000)
SocialFlow, Inc. (Socialflow)	(1,071,300)
Sciaps	(585,000)
BeetNPath, LLC (Beetnpath)	(523,904)
Empire Genomics	(249,661)
KnowledgeVision	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
SOMS Technologies, LLC realized loss	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000

Total change in net unrealized depreciation of investments before income taxes	($4,197,281)

The valuations of our investments in Beetnpath, Empire Genomics, KnowledgeVision, Mercantile, Rheonix, Sciaps, and Socialflow were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased due to a recent round of financing and after a review of their financial condition.

In accordance with our valuation policy, we increased the value of our holdings in Tilson based on a significant equity financing during the first quarter of 2019 with a sophisticated new non-strategic outside investor at a higher valuation than their prior financing round valuation.

We recognized a realized loss on our investment in SOMS during the nine months ended September 30, 2019.

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2018 was comprised of the following:

Nine months ended September 30, 2018
Empire Genomics, LLC (Empire Genomics)	($901,360)
SOMS Technologies, LLC (SOMS)	(498,348)
First Wave Products Group (First Wave)	(250,000)
GiveGab, Inc. (Givegab)	191,907
Intrinsiq Material, Inc. (Intrinsiq) realized loss	725,673

Total change in net unrealized depreciation of investments before income taxes	($732,128)

The valuations of our investments in Empire Genomics and SOMS were decreased after we reviewed each of the portfolio company’s operations and current and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of First Wave was decreased to reflect an anticipated round of financing that was completed in the fourth quarter of 2018.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, the net decrease in net assets from operations was ($3,771,022) and ($1,331,009), respectively.

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

As of September 30, 2019, our total liquidity consisted of approximately $9.3 million in cash and cash equivalents on hand and the availability of $3.0 million under our SBA leverage commitment.

Net cash used by operating activities has averaged approximately $1.6 million over the last three years. The average cash used for investment in portfolio companies over the last three years was approximately $2.1 million. Our cash flow from operations may fluctuate based on the timing of the receipt of dividend income and realized gains and the associated income taxes paid. We will generally use cash to fund our operating expenses and also to invest in companies, as we seek to build our portfolio utilizing our available cash and proceeds from liquidations of portfolio investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project with any certainty. As of September 30, 2019, we had the availability to borrow an additional $3.0 million from the SBA. Starting in 2022, our SBA debt begins to reach maturity, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

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

As of September 30, 2019, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

See Part I, Item 1A, “Risk Factors,” of the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
7/1/2019 – 7/31/2019	—	—	—	1,000,000
8/1/2019 – 8/31/19	—	—	—	1,000,000
9/1/2019 – 9/30/2019	—	—	—	1,000,000

(1)	There were no shares repurchased during the three months ending September 30, 2019.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)

On October 24, 2019, the Board of Directors extended the repurchase authorization of up to 1,541,056 shares of the Corporation’s common stock on the open market at prices no greater than the then current net asset value through October 25, 2020.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Corporation intends to hold its 2019 annual meeting of shareholders (the “2019 Annual Meeting”) on Monday, December 30, 2019 at 10:30 a.m., Eastern Standard Time, at the Buffalo Club, the Millard Fillmore Room, 388 Delaware Avenue, Buffalo, NY 14202 (Business Attire Required). Because the 2019 Annual Meeting will be held more than 30 days from the anniversary date of the annual meeting of shareholders for 2018, the Corporation is informing its shareholders of the revised deadlines for proposals and other related matters for consideration at the 2019 Annual Meeting. Shareholder proposals intended to be presented at the 2019 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must be received by the Corporation not later than 5:00 p.m. Eastern Standard Time on November 16, 2019, in order to be considered for inclusion in the Corporation’s proxy statement for the 2019 Annual Meeting. For a shareholder to bring business before the 2019 Annual Meeting outside of Rule 14a-8 or to nominate a director, it must provide timely written notice to the Corporation in accordance with the advance notice provisions of the Corporation’s by-laws on or prior to November 16, 2019. All shareholder proposals, director nominations and other related matters must comply, as applicable, with New York Business Corporation Law, the rules and regulations under the Exchange Act and the Corporation’s by-laws in order to be considered.

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

Dated: November 7, 2019

RAND CAPITAL CORPORATION

By:	/s/ Allen F. Grum
Allen F. Grum, President

By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer