Form 10-K
period 2019-12-31
RAND CAPITAL CORP
filed 2020-03-09
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $14,961,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 5, 2020, there were 14,655,321 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, diversified, management investment company from that time until November 2019.

On November 8, 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM will serve as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transactions”). Pursuant to the terms of the Investment Management Agreement, Rand will pay RCM a base management fee and may pay an incentive fee.

In connection with the Closing, we also entered into a shareholder agreement, dated November 8, 2019 by and between Rand and East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of Rand’s Board of Directors (the “Board”), for nomination for election to the Board. East will have the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. Given the Board currently consists of five directors, East has the right to designate up to two persons for nomination for election to the Board. In connection with the annual meeting of shareholders held in December 2019, Adam S. Gusky and Benjamin E. Godley were each designated for nomination for election to the Board by East pursuant to the terms of the Shareholder Agreement.

After the completion of the Transactions, we are an externally managed, closed-end, diversified management investment company that has elected to be treated as a business development company, or “BDC”, under the Investment Company Act of 1940, or the “1940 Act.” As a BDC we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated thereunder. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations.”

In 2002, we established our small business investment company (“SBIC”), Rand Capital SBIC, Inc. (“Rand SBIC”), whereby we utilized funds borrowed from the Small Business Administration (“SBA”) combined with our capital to invest in portfolio companies. In this Annual Report on Form 10-K, (“Annual Report”), unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Capital Corporation and Rand SBIC. Rand SBIC’s predecessor was organized as a Delaware limited partnership and was converted into a New York corporation in 2008, at which time our operations as a licensed SBIC were continued. Although Rand SBIC had operated as if it were a BDC, it was registered as an investment company under the 1940 Act. In 2012, the Securities and Exchange Commission (“SEC”) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC and Rand SBIC then filed an election to be regulated as a BDC under the 1940 Act. Rand SBIC’s board of directors is comprised of the directors of Rand, a majority of whom are not “interested persons” of Rand Capital Corporation or Rand SBIC.

With the completion of the Transactions, we changed our investment objectives and strategy. With our plan to elect U.S. federal tax treatment as a regulated investment company (“RIC”), our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our future investments will be made primarily in higher yielding debt investments that may include related equity options, such as warrants or preferred equity. As required for the RIC election, we will pay a special dividend to shareholders to distribute all accumulated earnings and profits, and we intend to adopt a dividend policy that may provide regular cash dividends to shareholders. On March 3, 2020, the Board of Directors of the Corporation declared a special dividend of $1.62 per share of Common Stock, paid in a combination of cash and shares of Common Stock to shareholders of record at the close of business on April 2, 2020. The total amount of cash to be distributed to all shareholders will be limited to 20% of the total dividend to be paid, excluding any cash paid for fractional shares. The remaining 80% of the dividend will be paid in shares of Common Stock. The exact distribution of cash and stock to any given shareholder will depend upon their election as well as elections of other shareholders, subject to the pro-rata limitation. We expect to complete the distribution of the special dividend on or about May 11, 2020.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website, free of charge, our annual and periodic reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the ticker symbol “RAND.”

Our Investment Objectives and Strategy

Effective with the completion of the Transactions, our investment activities are managed by our external investment adviser, RCM. Concurrent with the externalization of the management of our investments to RCM, we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on equity investments while maintaining a current cash flow from our debenture and pass-through equity instruments to fund expenses. With our plan to elect U.S. federal tax treatment as a RIC, our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our recent and future investments are expected to be made primarily in yield generating investments which may include related equity options, such as warrants or preferred equity.

We expect to continue to co-invest in privately-held, lower middle market companies with committed and experienced managements in a broad variety of industries. We seek to invest in early to later stage businesses that have sustainable, differentiated and market-accepted products and have revenue of more than $2 million and a clear path to free cash flow or are already generating up to $5 million in EBITDA. We provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. Geographically, we focus in the eastern and southern United States. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Our typical investment going forward is expected to be in the range of $500 thousand to $2.5 million in any one company. The debt we invest in is not expected to be rated by a rating agency and, if it were, would be below investment grade. We intend to target investments that mature in five to seven years. Because of the higher risk nature of our investments, we require board observation or informational rights and may require a board seat.

We may engage in various investment strategies to achieve our investment objectives based on the types of opportunities we discover and the competitive landscape. We expect to focus on current cash yields in order to achieve our income producing goals.

Our Investment Process

The investment process is comprised of the sourcing and qualifying of investment opportunities, evaluating and negotiating the investment vehicle, due diligence of the business plan, operations and prospects of the prospective investee and follow through investment monitoring, follow on investments and portfolio management.

RCM’s investment team identifies investment opportunities through a network of investment referral relationships. Investment proposals may come to us from other sources, including unsolicited proposals from companies and referrals from accountants, bankers, lawyers and other members of the financial community. We believe that RCM’s and our reputation and experience in the investment community provide a competitive advantage in originating quality investments.

In a typical private financing, RCM’s investment team will review, analyze, and confirm, through due diligence, the business plan and operations of the potential portfolio company. Additionally, they will familiarize themselves with the portfolio company’s industry and competition and may conduct reference checks with its customers and suppliers. RCM’s investment committee will then review the deal and if approved, the transaction will be funded by Rand.

Following our initial investment, we may make follow-on investments to take advantage of warrants or other preferential rights granted to us to increase or maintain our position in a promising portfolio company, or provide additional funds to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated individually and may be subject to SBA restrictions.

Disposition of Investments

We may exit investments through the maturation of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the portfolio company. We anticipate our debt investments will be repaid with interest and may realize further appreciation from warrants or other equity type instruments received in connection with an investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Composition of the Investment Portfolio.”

Competition

We compete for quality investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks. We believe we are able to compete with these entities primarily on the basis of RCM’s and our referral network, RCM’s and our investing reputation and experience, RCM’s responsive, quick and efficient investment analysis and decision-making process, the investment terms we offer, and our willingness to make smaller investments.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

We do not have any employees. Our operations are managed by RCM, our investment adviser and administrator, and each of our officers is an employee of RCM. As of March 5, 2020, our investment adviser, RCM, employed a total of four employees. We reimburse our administrator, RCM, for the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement. For a more detailed discussion of the administration agreement with RCM, see “Administration Agreement.”

Investment Advisory and Management Agreement

RCM serves as our investment advisor (the “Adviser”) under the terms of the Investment Management Agreement. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is owned by East and CB Advisor LLC (an entity owned by Brian Collins). The Adviser manages the investment and reinvestment of our assets and, without limiting the generality of the foregoing:

(i)	determines the composition of the portfolio, the nature and timing of the changes therein and the manner of implementing such changes;
(ii)	identifies, evaluates and negotiates the structure of the investments;
(iii)	executes, closes, services and monitors the investments;
(iv)	determines the securities and other assets that we will purchase, retain or sell;
(v)	performs due diligence on prospective portfolio companies and investments; and
(vi)	provides us with other investment advisory, research and related services that may, from time to time, be required for the investment of our assets.
(vii)	valuation of portfolio investments

The Adviser’s services under the Investment Management Agreement are not exclusive, and it may furnish similar services to other entities. In addition, subject to compliance with the requirements of the 1940 Act, the Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Advisor”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation that is payable to any sub-adviser.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio managers are Allen F. Grum and Daniel P. Penberthy, who manage the Corporation’s investment portfolio on a day-to-day basis. All decisions to acquire or dispose of assets on behalf of the Corporation are made by the Adviser’s investment committee (the “Investment Committee”). Each such decision must be approved by a majority of Investment Committee members.

The Investment Committee is composed five individuals, including three individuals designated by East. The Investment Committee currently consists of the following individuals:

●	Brian Collins, an East designee;
●	Allen F. Grum;

●	Adam Gusky, an East designee;
●	Scott Barfield, an East designee; and
●	Daniel P. Penberthy.

All potential investment opportunities undergo an initial informal review by Messrs. Grum and Penberthy, as the Adviser’s investment professionals. Each potential investment opportunity that an investment professional determines merits consideration is presented and evaluated at meetings in which the members of the Investment Committee discuss the merits and risks of each potential investment opportunity and the pricing and structure for the investment.

Fees Paid to Adviser

Under the Investment Management Agreement, we will pay the Adviser, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

Base Management Fee

The “Base Management Fee” is calculated at an annual rate of 1.50% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds), determined according to procedures duly adopted by the Board.

For services rendered during the period commencing from the effective date of the Investment Management Agreement, through and including the end of our first calendar quarter of operations after this effective date, the Base Management Fee is payable monthly in arrears. In addition, until our first calendar quarter of operations after the effective date of the Investment Management Agreement, the Base Management Fee is calculated based on the initial value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) after giving effect to the contribution of investment assets by East as part of the consideration paid to Rand in the stock sale transaction that closed in November 2019. Subsequently, the Base Management Fee is calculated based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters. Base Management Fees for any partial month or quarter will be appropriately prorated.

Incentive Fee

The “Incentive Fee” is comprised of two parts: (1) the Income Based Fee and (2) the Capital Gains Fee.

Income Based Fee

The “Income Based Fee” is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is payable promptly following the filing of our financial statements for such quarter.

For purposes of the Investment Management Agreement, “Pre-Incentive Fee Net Investment Income” is defined as interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) we accrue during the relevant calendar quarter, minus the operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of Incentive Fee).

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with United States generally accepted accounting principles,(“GAAP”), but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness) at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate”, expressed as a rate of return on the value of the our net assets at the end of the most recently completed calendar quarter, of 1.75% per quarter (7% annualized). We pay the Adviser an Incentive Fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(i)	no Income Based Fee in any quarter in which the Pre-Incentive Fee Net Investment Income for such quarter does not exceed the hurdle rate of 1.75% (7.00% annualized);
(ii)	100% of the Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such calendar quarter, if any, that exceeds the hurdle rate of 1.75% (7.00% annualized) but is less than 2.1875% (8.75% annualized); and
(iii)	20% of the amount of the Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such calendar quarter, if any, that exceeds 2.1875% (8.75% annualized).

However, the Income Based Fee paid to the Adviser for any calendar quarter that begins more than two years and three months after the effective date of the Investment Management Agreement shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the lesser of (1) the number of quarters immediately preceding such calendar quarter that began more than two years after the effective date of the Investment Management Agreement or (2) the eleven calendar quarters immediately preceding such calendar quarter.

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Income Based Fee to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Income Based Fee to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period and (2) aggregate capital gains, whether realized or unrealized, in such period.

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security by security basis, and shall become payable to the Adviser only if, as, when and to the extent cash is received by us in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed by us in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. Subsequent payments of Accrued Unpaid Income Based Fees deferred pursuant to this paragraph shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

Capital Gains Fee

The “Capital Gains Fee” is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement), commencing with the calendar year ended December 31, 2019. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from the effective date of the Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

For purposes of the Capital Gains Fee:

●	The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

●	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

●	The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

The accreted or amortized cost basis of an investment shall mean, with respect to an investment owned by us as of the effective date of the Investment Management Agreement, the fair value of that investment as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, as filed with the SEC on November 7, 2019, and, with respect to an investment acquired by us subsequent to the effective date of the Investment Management Agreement, the accreted or amortized cost basis of such investment as reflected in the our financial statements.

Example 1: Income Based Fee Calculations:*

Alternative 1

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Base Management Fee(2) = 0.375%

Other expenses (legal, accounting, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income – (Base Management Fee + other expenses)) = 0.675%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Income Based Fee is payable for the calendar quarter.

Alternative 2

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 2.70%

Hurdle rate(1) = 1.75%

Base Management Fee(2) = 0.375%

Other expenses (legal, accounting, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income – (Base Management Fee + other expenses)) = 2.125%

Income Based Fee (subject to “catch up”)(3) = 100.00% × (2.125% – 1.75%) = 0.375%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the Income Based Fee payable for the calendar quarter is 0.375%.

Alternative 3

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 3.50%

Hurdle rate(1) = 1.75%

Base Management Fee(2) = 0.375%

Other expenses (legal, accounting, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income – (Base Management Fee + other expenses)) = 2.925%

Income Based Fee (subject to “catch up”)(3) = 100.00% × “catch-up” + (20.00% × (Pre-Incentive Fee Net Investment Income above 2.1875%))

Catch-up = 2.1875% – 1.75% = 0.4375%

Income Based Fee = (100.00% × .4375%) + (20.00% × (2.925% – 2.1875%))

= 0.4375% + (20.00% × 0.7375%)

= 0.4375% + 0.1475%

= 0.585%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, and fully satisfies the “catch-up” provision, therefore the Income Based Fee payable for the calendar quarter is 0.585%.

* For ease of review, (i) the hypothetical amounts of Pre-Incentive Fee Net Investment Income, investment income, Base Management Fee, other expenses, and Income Based Fee are each expressed as a percentage of total assets, though as described in greater detail above, each of these amounts will be calculated as a numerical dollar amount as set forth in the Investment Management Agreement, (ii) the hypothetical amount of the Base Management Fee is assumed to be consistent from quarter to quarter, and (iii) these examples each assume that the Incentive Fee Cap is not yet in effect.

(1)	Represents 7.00% annualized hurdle rate.
(2)	Represents 1.50% annualized Base Management Fee.
(3)	The “catch-up” provision is intended to provide the Adviser with an Income Based Fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Net Investment Income exceeds 1.75% in any calendar quarter.

Example 2: Capital Gains Fee Calculations:

Alternative 1

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million
Year 3:	FMV of Investment B determined to be $25.0 million
Year 4:	Investment B sold for $31.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None
Year 2:	Capital Gains Fee of $6.0 million — ($30.0 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None — $5.0 million (20.0% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous Capital Gains Fee paid in Year 2)
Year 4:	Capital Gains Fee of $0.2 million — $6.2 million ($31.0 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (Capital Gains Fee taken in Year 2)

Alternative 2

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million
Year 3:	FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million
Year 4:	FMV of Investment B determined to be $35.0 million
Year 5:	Investment B sold for $20.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None
Year 2:	$5.0 million Capital Gains Fee - 20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)
Year 3:	$1.4 million Capital Gains Fee - $6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million Capital Gains Fee received in Year 2
Year 4:	$0.6 million Capital Gains Fee - $7.0 million (20.0% multiplied by $35.0 million cumulative realized capital gains) less cumulative $6.4 million Capital Gains Fee received in Year 2 and Year 3
Year 5:	None — $5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative Capital Gains Fee paid in Year 2, Year 3 and Year 4

Payment of Expenses

Under the terms of Investment Management Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory services to us, and the compensation of such personnel and the general office and facilities and overhead expenses incurred by the Adviser in maintaining its place of business allocable to these services, are provided and paid for by the Adviser and not by us. We will bear all other costs and expenses of its operations and transactions, related to the Corporation, including those relating to:

(i)	organization;
(ii)	calculating our net asset value (including the cost and expenses of any independent valuation firm);
(iii)	expenses incurred by the Adviser payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs and in monitoring our investments and performing due diligence on prospective portfolio companies;
(iv)	interest payable on debt, if any, incurred to finance our investments;
(v)	offerings of our common stock and other securities;
(vi)	investment advisory and management fees payable under the Investment Management Agreement, but excluding any fees payable to any Sub-Adviser;
(vii)	administration fees payable under the Administration Agreement;
(viii)	transfer agent and custodial fees;
(ix)	federal and state registration fees;
(x)	all costs of registration and listing our shares on any securities exchange;
(xi)	federal, state and local taxes;
(xii)	independent directors’ fees and expenses;
(xiii)	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC);
(xiv)	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
(xv)	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
(xvi)	direct costs and expenses of administration, including independent auditors and outside legal costs; and
(xvii)	all other expenses incurred by us or the Adviser in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the Advisor’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs (including travel expenses))

Indemnification under the Investment Management Agreement

The Investment Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with any of them (collectively, the “Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Management Agreement or otherwise as an investment adviser.

Duration and Termination

The Investment Management Agreement was executed on November 8, 2019 and will remain in effect for two years after this date. Our Board approved the Investment Management Agreement on January 24, 2019 and it was approved by our shareholders at a special meeting of shareholders held on May 16, 2019. Thereafter, it will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by:

(i) the vote of our Board, or by the vote of Shareholders holding a majority of the outstanding voting securities of the Corporation; and

(ii) the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act.

The Investment Management Agreement may be terminated at any time, without the payment of any penalty, upon sixty days’ written notice, by: (a) by vote of a majority of the Board or by vote of a majority of the outstanding voting securities of the Corporation (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Investment Management Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). See Part I, Item 1A. “Risk Factors - Our investment adviser and administrator, RCM, has the right to resign on sixty days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Notwithstanding the termination or expiration of the Investment Management Agreement, the Adviser will be entitled to any amounts owed as payment of the Base Management Fees and the Incentive Fees through the date of termination or expiration.

Administration Agreement

In connection with the Closing, we entered into an Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser shall also, on our behalf, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser will make reports to our Board regarding the performance of its obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of our business and affairs as it will determine to be desirable.

The Adviser is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, the Adviser assists us in determining and publishing our Net Asset Value (“NAV”), overseeing the preparation and filing of our tax returns, and the printing and dissemination of reports to shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator provides, on our behalf, significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

In full consideration of the provision of the services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities thereunder. Costs and expenses to be borne by us include those relating to: organization; calculating NAV (including the cost and expenses of any independent valuation firm); expenses incurred by the Administrator payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on its prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees (other than fees (if any) payable to a sub-advisor retained by the Adviser under the Investment Management Agreement); administration fees; transfer agent and custodial fees; federal and state registration fees; all costs of registration and listing our common stock on any securities exchange; federal, state, local and other taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); costs of any reports, proxy statements or other notices to shareholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including independent auditors and outside legal costs; and all other expenses incurred by us or the Adviser in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent (if office space is provided by the Adviser) and our allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs (including travel expenses).

The Administration Agreement was executed on November 8, 2019, the same date as the Investment Management Agreement, and will remain in effect for two years, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Regulations

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs and SBA-licensed SBICs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs and SBICs.

Business Development Company Regulations

We have elected to be regulated as a BDC under the 1940 Act. Although the 1940 Act exempts a BDC from registration under the 1940 Act, the 1940 Act contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2019, we were in compliance with this rule.

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

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in associates. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person, or a group of persons acting together, owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. Rand SBIC received approval from the SBA in October 2019 for purposes of completing the stock sale transaction between Rand Capital Corporation and East.

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

In addition, the SBA regulations require an examination of a licensed SBIC by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations. Our annual report, submitted to the SBA, must be audited by an independent public accounting firm.

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

At December 31, 2019, we had $11,000,000 in outstanding SBA debenture instruments.

Taxation as a Regulated Investment Company

Contingent upon meeting certain tax-related conditions, we expect to elect to be taxed as a Regulated Investment Company (“RIC”) for U.S. tax purposes (the “RIC Election”). In order to qualify to make the RIC Election, we must, among other things, distribute our previously undistributed “accumulated earnings and profits” to shareholders. RIC qualification also requires meeting specified source-of-income and asset-diversification requirements. In addition, we must distribute to our shareholders, with respect of each taxable year, dividends for U.S. federal income tax purposes in an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

In connection with making the RIC Election, we expect that Rand SBIC will also make an election to be taxed as a RIC for U.S. federal tax purposes. In order to be eligible to be taxed as a RIC, Rand SBIC must satisfy the source-of-income, asset-diversification, and minimum distribution requirements discussed above. Because a substantial portion of our assets are held in Rand SBIC, we may not be able to satisfy the asset-diversification requirements unless Rand SBIC also qualifies to be taxed as a RIC for U.S. federal tax purposes.

Assuming that we qualify to be taxed as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our “investment company taxable income” and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that is timely distributed to shareholders. Similarly, assuming that Rand SBIC qualifies to be taxed as a RIC and satisfies the Annual Distribution Requirement, Rand SBIC will also not be subject to U.S. federal income tax on the portion of its “investment company taxable income” and net capital gain that it timely distributes to us. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders. Rand SBIC will also be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Rand. Additionally, we will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that needed to remain in a taxable subsidiary in order to maintain RIC status.

Rand and Rand SBIC, respectively, will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless each distribute in a timely manner an amount at least equal to the sum of:

(1) 98% of its ordinary income for each calendar year,

(2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year and

(3) any income recognized, but not distributed, in preceding years and on which it paid no U.S. federal income tax.

In order to maintain qualification as a RIC for U.S. federal income tax purposes going forward, Rand and Rand SBIC must each, among other things:

(1) meet the Annual Distribution Requirement;

(2) qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act;

(3) derive in each taxable year at least 90% of its gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to its business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Internal Revenue Code); and

(4) diversify its holdings so that at the end of each quarter of the taxable year:

(a) at least 50% of the value of its assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of its assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and

(b) no more than 25% of the value of its assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly-traded partnerships”. Because a substantial portion of Rand Capital Corporation’s assets consist of its shares in Rand SBIC, we will not be eligible to be taxed as a RIC for U.S. federal income tax purposes unless Rand SBIC is also eligible to be taxed as a RIC for U.S. federal tax purposes.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that have original issue discount (OID) or debt instruments with payment-in-kind (“PIK”) interest, we must include in income, each year, a portion of this non-cash income that accrues over the life of the obligation, regardless of whether cash is received by us in that taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any OID income or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash.

Even if Rand and Rand SBIC qualify for taxation as RICs, they will be subject to corporate-level U.S. federal income tax on any unrealized net built-in gains in their respective assets as of the first day they qualify as RICs to the extent that such gains are realized by them during the five-year period following the first day that they qualify as RICs. As of December 31, 2019, neither Rand nor Rand SBIC have unrealized net built-in gains.

If Rand and Rand SBIC qualify for taxation as RICs, distributions out of our earnings and profits to shareholders generally will be taxable to shareholders for U.S. federal income tax purposes, either as ordinary income or capital gains, depending upon the nature of the income giving rise to the distribution. The tax consequences to a shareholder attributable to the acquisition, ownership, and disposition of our common stock, are complex and will depend on the facts of the shareholder’s unique circumstances.

Item 1A. Risk Factors

Risks related to our Business and Structure

We are dependent upon RCM for our future success.

Upon the completion of the Transactions, our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight and supervision by our Board. We no longer have any employees, and although Allen F. “Pete” Grum and Daniel P. Penberthy each remain as an officer of the Corporation, neither is an employee of the Corporation. As a result, we depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals, including Mr. Grum and Mr. Penberthy, and the investment committee of RCM (the “Investment Committee”) to source appropriate investments for us. We depend on members of RCM’s investment team and the Investment Committee to appropriately analyze our investments and on members of the Investment Committee to make investment decisions for us. RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. Our future success will depend on the continued availability of the members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. Although each of the then-current employees of the Corporation entered into employment arrangements with RCM at the closing of the Transactions, the Corporation does not have any employment agreements with these individuals or other key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. The loss of a material number of investment professionals to which RCM has access or members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we cannot assure you that RCM will remain our investment adviser or that we will continue to have access to RCM’s investment professionals or the Investment Committee or its information and deal flow.

RCM has no prior experience managing or acting as an investment adviser for a BDC.

Prior to its entry into the Investment Management Agreement with Rand, RCM was a newly formed entity that had no prior experience managing or acting as an investment adviser for a BDC. Although the Corporation’s existing employees became employees of RCM after the closing of the Transactions, all investment decisions to be made by RCM are made by its Investment Committee, which consists of five persons, of which Allen F. “Pete” Grum and Daniel P. Penberthy are two of the five members. The investment philosophy and techniques to be used by RCM, and in particular its Investment Committee, to manage the Corporation may differ from the investment philosophy and techniques previously employed by RCM’s investment team in identifying and managing other investments and that were previously used by the Corporation when it was internally managed. RCM intends to focus on investing in interest-yielding debt securities. In addition, RCM is seeking to source potential investments using its relationships and the business networks and family office networks of the members of the Investment Committee. However, we can offer no assurance that RCM will be successful with respect to its investment decisions in acting as our investment adviser or that RCM or the Investment Committee will be successful in their attempts to source and originate additional potential transactions that are appropriate for Rand’s investment strategy through the use of existing business networks, and our investment returns could be substantially lower than the returns we have achieved in the past.

Our financial results will depend on RCM’s skill to manage and deploy capital effectively.

Our ability to achieve long-term capital appreciation on our existing equity investments and to maintain a current cash flow from our debt investments while shifting our portfolio to contain a greater percentage of interest-yielding securities depends on RCM’s capability to effectively identify, invest and manage our capital.

Accomplishing this investment objective effectively will be based on RCM’s handling of the investment process, starting with its ability to find investments that offer favorable terms and meet our investment objective. RCM will also need to monitor our portfolio companies’ performance and may be called upon to provide managerial assistance. These competing demands on their time may slow the rate of investment.

Even if RCM is able to grow and build on our investment portfolio, any failure by RCM to manage the growth of our portfolio effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. If RCM cannot successfully manage our investment portfolio or implement our investment objectives, this could negatively impact our stock price.

We are subject to risks created by our regulated environment.

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

RCM, on our behalf, may be unable to invest a significant portion of the net proceeds from the Transactions on acceptable terms or within a reasonable timeframe.

In connection with the closing of the Transactions, the Corporation issued 8,333,333 shares of common stock to East at a price of $3.00 per share for an aggregate purchase price of $25.0 million. This purchase price was paid through the contribution to the Corporation by East of existing loans and other securities that had a fair value as of the closing date for the Transactions of approximately $9.5 million and a cash payment of approximately $15.5 million. Delays by RCM in investing the net proceeds raised in the Transactions may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that RCM will be able to identify investments that meet our investment objective or that any investment that we make using these proceeds will produce a positive return. RCM may be unable to invest the net proceeds from the Transactions on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, it may take RCM a substantial period of time to invest substantially all of the net proceeds from the Transactions in securities meeting our investment objectives. During this period, we will invest the net proceeds from the Transactions primarily in cash, cash equivalents and U.S. Government securities, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. Until such time as the net proceeds from the Transactions are invested in securities meeting our investment objectives, the market price for our common stock may decline. Thus, the return on an investment in us may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

We are subject to risks created by borrowing funds from the SBA.

Our liabilities consist primarily of debt instruments issued through the SBA, which have fixed interest rates. Until and unless we are able to invest substantially all of the proceeds from these SBA debentures at annualized interest or other rates of return that substantially exceed annualized interest rates that Rand SBIC must pay the SBA, our operating results may be adversely affected which may, in turn, depress the market price of our common stock.

In addition, our outstanding $11.0 million in SBA debentures will reach maturity and become payable between 2022 and 2029. In order to repay our outstanding SBA debentures, we will need to identify sources of additional funding if the proceeds received upon the exits of our investments are insufficient to fund our operations and repay our SBA obligations. We cannot be assured that the proceeds to be received upon the exits from our investments will be sufficient to meet our funding needs or, if such proceeds are insufficient, that we will be able to obtain access to the necessary funding on terms that are acceptable to us.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2019, 100% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we invest. Investments are valued in accordance with our established valuation policy and are stated at fair value as determined in good faith by RCM and approved by our Board. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net change in unrealized depreciation or appreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process, could result in a conflict of interest as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement will be based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities. RCM faces competition in our investing activities from many entities including other SBICs, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical area as we do. As a regulated BDC, we are required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private venture capital fund.

There are potential conflicts of interest, including the management of other investment funds and accounts by the principals and certain members of the Investment Committee of RCM, which could impact our investment returns.

The principals and certain members of the Investment Committee of RCM manage other funds and accounts for other entities affiliated with members of the Investment Committee. Accordingly, they have obligations to those investors, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the principals, members of the Investment Committee and other professional staff of RCM are expected to devote as much time to our management as appropriate to enable RCM to perform its duties in accordance with the Investment Management Agreement, the members of the Investment Committee and investment professionals of RCM may have conflicts in allocating their time and services among RCM, on the one hand, and the other investment vehicles managed by affiliated entities of RCM, on the other hand.

RCM, including members of its Investment Committee, may face conflicts in allocating investment opportunities between us and other investment vehicles affiliated with members of the Investment Committee that have overlapping investment objectives with ours. Although RCM, including members of the Investment Committee, will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by RCM or members of the Investment Committee if such investment is prohibited by law.

Our ability to enter into transactions with affiliates of RCM will be restricted.

We, and certain of our controlled affiliates, are prohibited under the 1940 Act from knowingly participating in certain transactions with our upstream affiliates, or RCM and its affiliates, without the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. The 1940 Act also prohibits “joint” transactions with an upstream affiliate, or RCM or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. In addition, we and certain of our controlled affiliates will be prohibited from buying or selling any security from or to, or entering into joint transactions with, RCM and its affiliates, or any person, including East, who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with us, absent the prior approval of the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). Given East’s approximately 58% ownership position in the common stock of the Corporation, this prohibition may impact our ability to participate in certain transactions or investments, including with respect to certain of the loans and other securities that were contributed to the Corporation by East as part of the consideration for the stock purchase by East in the Transactions. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

As a BDC, we are required to comply with certain regulatory requirements. For example, we will generally not be permitted to make loans to companies controlled by RCM or other funds managed by RCM. We will also not be permitted to make any co-investments with RCM or its affiliates (including any fund managed by RCM or an investment adviser controlling, controlled by or under common control with RCM) without exemptive relief from the SEC, subject to certain exceptions.

The proposed fee structure under the Investment Management Agreement may induce RCM to pursue speculative investments and incur leverage, which may not be in the best interests of the shareholders.

Under the terms of the Investment Management Agreement, the Base Management Fee is payable even if the value of your investment declines. The Base Management Fee is calculated based on the total assets (other than cash or cash equivalents but including assets purchased with borrowed funds), as determined according to procedures duly adopted by the Board. Accordingly, the Base Management Fee is payable regardless of whether the value of Rand’s total assets or your investment has decreased during the then-current quarter and creates an incentive for RCM to incur leverage, which may not be consistent with our shareholders’ interests.

The Incentive Fee payable to RCM is calculated based on a percentage of our return on invested capital. The terms of the Incentive Fee calculation may create an incentive for RCM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. Unlike the Base Management Fee, the Income Based Fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on net assets, and because the use of leverage increases gross assets without any corresponding increase in net asset, RCM may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that such hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.

In addition, RCM receives the Incentive Fees based, in part, upon net capital gains realized on our investments under the Capital Gains Fee. Unlike the Income Based Fee, there is no hurdle rate applicable to the Capital Gains Fee. As a result, RCM may have an incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative equity securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

RCM may be paid incentive compensation even if we incur a net loss, and we cannot recover any portion of the incentive fee previously paid.

RCM is entitled to incentive compensation under our Investment Management Agreement for each fiscal quarter under the Income Based Fee in an amount equal to a percentage of our pre-incentive fee net investment income, subject to a hurdle rate, a catch-up provision, a cap and a deferral mechanism. For purposes of calculating the Income Based Fee, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay RCM an incentive compensation under the Income Based Fee for a fiscal quarter even if we incur a net loss for that quarter. In addition, if we pay the Capital Gains Fee and thereafter experience additional realized capital losses or unrealized capital losses, we will not be able to recover any portion of the incentive fee previously paid.

RCM’s liability will be limited under the Investment Management Agreement and the Administration Agreement, and we will be required to indemnify RCM against certain liabilities, which may lead RCM to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Management Agreement and the Administration Agreement, RCM does not assume any responsibility to us other than to render the services described in the Investment Management Agreement and Administration Agreement, as applicable, and it is not responsible for any action of our Board in declining to follow RCM’s advice or recommendations. Pursuant to the Investment Management Agreement and the Administration Agreement, RCM, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with any of them are not liable to us for their acts under the Investment Management Agreement and Administration Agreement, as applicable, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect RCM its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with any of them with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of RCM’s duties or obligations under the Investment Management Agreement or Administration Agreement, as applicable, or otherwise as investment adviser or administrator, as applicable, for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Management Agreement or the Administration Agreement. These protections may lead RCM to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our investment adviser and administrator, RCM, has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser and administrator, RCM, has the right, under both the Investment Management Agreement and the Administration Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If RCM resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations are likely to be adversely affected and the market price of our common stock may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

In connection with our proposed RIC Election, we may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

In connection with our proposed RIC Election, we intend to pay distributions in the form of cash dividends to our shareholders out of assets legally available for distribution. However, we cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will pay distributions on our common stock in the future or at all.

When we make distributions, we are required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. Generally, a non-taxable return of capital will reduce an investor’s basis in our stock for federal tax purposes, which will result in higher tax liability when the stock is sold. Shareholders should read any written disclosure accompanying a distribution carefully and should not assume that the source of any distribution is our ordinary income or gains.

In connection with our proposed RIC Election, we will be subject to corporate-level income tax if we are unable to satisfy certain RIC qualification requirements under Subchapter M of the Code or do not satisfy the annual distribution requirement.

Although we intend to elect to be treated as a RIC commencing with our tax year ending December 31, 2020, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our shareholders.

●	The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to obtain cash from sources in order to make these distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

●	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other regulated investment companies, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. Government securities or securities of other regulated investment companies, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of regulated investment company status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to satisfy certain RIC qualification requirements under Subchapter M of the Code or to meet the annual distribution requirement for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, if any. Such a failure would have a material adverse effect on us and our shareholders.

In connection with our proposed RIC Election, we may have difficulty paying required distributions to shareholders if we recognize income before or without receiving cash representing such income.

In connection with our proposed RIC Election, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements will be included in income in advance of receiving cash payment, and will be separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having original issue discount (“OID”) for tax purposes, which we must recognize as ordinary income as such original issue discount accrues regardless of whether we have received any corresponding payment of such interest. Other features of debt instruments that we hold may also cause such instruments to generate original issue discount.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. Accordingly, we may have to use cash on hand or sell some of our assets, raise additional equity capital or reduce new investment originations to meet these distribution requirements. If we do not have sufficient cash on hand or are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for RIC tax treatment and thus may become subject to corporate-level income tax.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to maintain our qualification as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

We are subject to cybersecurity risks and incidents that may adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately negatively impact business, financial condition and operating results.

Our and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs or regulatory penalties. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, and transfer agents) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within the Corporation, but we remain potentially vulnerable to additional known and unknown threats.

We may experience fluctuations in our annual and quarterly results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including RCM’s ability or inability to make investments in companies that meet our investment criteria, RCM’s plans to transition over time Rand’s portfolio to include more interest-yielding securities, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future quarters or any future fiscal years.

Risks related to our Investments

We have a limited number of companies in our portfolio of investments, and may be subjected to greater risk if any of these companies default.

Our portfolio investment values are concentrated in a small number of companies and as such, we may experience a significant loss in our net asset value if one or more of these companies performs poorly or goes out of business. The unrealized or realized depreciation in the value of the securities of any one of these companies would negatively impact our net asset value.

The lack of liquidity in our investments may adversely affect our business.

RCM, on our behalf, invests, and we expect that RCM will continue, on our behalf, to invest, in portfolio companies whose securities are not publicly traded and may be subject to restrictions on resale, and as a result will be less liquid than publicly traded securities. Most of our investments are or will be either equity securities or debt securities acquired directly from small, private companies. The illiquidity of most of our portfolio may adversely affect our ability to dispose of the securities at times when it may be advantageous for us to liquidate investments. In addition, we may not realize the full value of these private investments if we have to liquidate all or a part of our portfolio investment quickly, given the lack of available markets for their sale.

Economic downturns or recessions may adversely affect our portfolio companies’ financial performance and therefore harm our operating results.

The United States economy has periodically experienced periods of instability and recessions and the financial results of the small companies in which we invest could be more acutely affected negatively by this instability and suffer deterioration in operational or financial results. This deterioration may have a negative effect on our financial performance.

Investing in private companies involves a high degree of risk.

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have historically been risk seeking rather than risk averse in our approach to our investments. Given the incentive compensation components of our arrangement with RCM under the Investment Management Agreement, RCM has similar incentives to be risk seeking rather than risk averse in making its investment decisions.

Even if our portfolio companies are able to develop commercially viable technologies, products or services, the market for those new technologies, products and services is likely to be highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the portfolio companies may not be successful.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of RCM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If RCM is unable to uncover all material information about these companies, it may not, acting on our behalf, make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

We provide debt and equity capital primarily to small companies, which may present a greater risk of loss than providing debt and equity capital to larger companies.

Our portfolio consists primarily of debt and equity investments in small companies. Compared to larger companies, small companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. They also typically have fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements. In addition, many small companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

A variety of factors may affect the ability of borrowers to make scheduled payments on debt securities or loans, including failure to satisfy financial targets and covenants, a downturn in a borrower’s industry or changes in the economy in general. In addition, investing in small companies in general involves a number of significant risks, including that small companies:

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

●	may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

●	may be particularly vulnerable to changes in customer preferences and market conditions, depend on a limited number of customers, and face intense competition, including from companies with greater financial, technical, managerial and marketing resources.

Any of these factors or changes thereto could impair a small company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our debt securities. This, in turn, could result in losses in our investments and a decrease in our net interest income and net asset value.

We generally do not control our portfolio companies.

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

We typically are a minority shareholder in our portfolio companies.

We typically invest as a minority shareholder in our portfolio companies. As a minority shareholder, we are unable to require the company to seek or entertain liquidity events as a way to exit our investments. This may cause us to hold investments longer than planned or to seek a sale that may not reflect the full value of our investment.

We may not have the funds or ability to make follow-on investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a company, we may be asked to participate in another round of financing by the company. There is no assurance that we will make, or have sufficient funds to make, these follow-on investments. Any decision to not make an additional investment in a portfolio company may have a negative impact on the portfolio company in need of the capital, and have a negative impact on our ownership in the company.

Risks related to our Common Stock

We may not begin to declare and pay regular cash dividends.

In connection with our proposed RIC Election, we expect to adopt a new dividend policy that includes regular cash dividends to shareholders. While we intend to adopt a new dividend policy that includes regular cash dividends to shareholders, we cannot assure you that we will declare and pay any dividends. All dividends will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our status as a RIC and such other factors as our Board may deem relevant from time to time. In addition, with respect to Rand SBIC, any dividend or distribution from Rand SBIC to Rand will need to be in compliance with the rules and regulations of the SBA and, if Rand SBIC is unable to comply with the SBA’s rules and regulations, require Rand SBIC to seek and obtain approval or a waiver from the SBA in order to make any such dividend or distribution. We cannot assure you that Rand SBIC will be able to obtain any such approval or waiver from the SBA. Our ability to declare and pay regular cash dividends will depend upon whether we achieve investment results that will allow us to pay a specified level of cash dividends. Our ability to pay dividends might be adversely affected by, among other things, RCM’s inability to successfully or timely execute on its investment strategy and the impact of one or more of the other risk factors described herein.

East exercises significant influence over us in connection with its ownership of our common stock and as a result of its ownership position in RCM.

East beneficially owns approximately 58% of Rand’s outstanding common stock. As a result, East is able to direct the outcome of any matters submitted for shareholder action, including approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations and mergers. East has substantial influence on us, and could exercise its influence in a manner that conflicts with the interests of other shareholders. The presence of a significant shareholder may also have the effect of making it more difficult for a third party to acquire us or for the Board to discourage a third party from seeking to acquire us.

In addition, pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. Under the terms of the Shareholder Agreement, East has designated Adam S. Gusky and Benjamin E. Godley for nomination for election to the Board. The designation right provided to East under the terms of the Shareholder Agreement provides East with a significant presence on the Board and direct influence on matters presented to the Board, although all directors, whether or not nominated by East, owe fiduciary duties to all shareholders.

Finally, East has a significant ownership position in RCM, which serves as our investment adviser and administrator. Given this ownership position in RCM, East has significant influence on the operations of RCM, including with respect to the investment management and administrative services provided by RCM to the Corporation.

Investing in our shares may be inappropriate for an investor’s risk tolerance.

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

Our shares often trade at a discount to our net asset value.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties. Our corporate headquarters is located at 2200 Rand Building, Buffalo NY.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (“Common Stock”) is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RAND.”

We have historically not paid any cash dividends to shareholders. However, on March 3, 2020 the Board of Directors declared a dividend of $1.62 per share of Common Stock, in connection with its plans to elect to become a RIC for U.S. federal tax purposes. The special dividend will be paid in a combination of cash and shares of Common Stock to shareholders of record at the close of business on April 2, 2020. The total amount of cash to be distributed to all shareholders will be limited to 20% of the total dividend to be paid, excluding any cash paid for fractional shares. The remaining 80% of the dividend will be paid in shares of Common Stock. The exact distribution of cash and stock to any given shareholder will depend upon their election as well as elections of other shareholders, subject to the pro-rata limitation. The Corporation expects to complete the distribution of the special dividend on or about May 11, 2020. As described in greater detail in “Part 1 Business — Taxation as a Regulated Investment Company,” in connection with the RIC Election, in order to meet the Annual Distribution Requirement, the Board plans to adopt a regular dividend policy that consists of a regular quarterly cash dividend to shareholders.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase plan (3)
10/1 – 10/31/2019	-	-	-	1,000,000
11/1 – 11/30/2019	-	-	-	1,000,000
12/1 – 12/31/2019	-	-	-	1,000,000

(1)	There were no shares repurchased during the fourth quarter of 2019.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On October 24, 2019, the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value through October 25, 2020.

Shareholders of Record

On March 4, 2020, we had a total of approximately 961 shareholders, which included 74 record holders of our Common Stock, and an estimated 887 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Corporation Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our Common Stock, the Nasdaq Market Index, and an old and new peer group, assuming a base index of $100 at the end of 2014. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

	YEAR ENDED DECEMBER 31,
Company/Index/Market	2014	2015	2016	2017	2018	2019
Rand Capital Corporation	$100.00	$92.18	$77.26	$73.84	$61.15	$65.62
NASDAQ Market Index	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
New Peer Group Index	$100.00	$88.34	$92.83	$89.21	$85.79	$83.75
Old Peer Group Index	$100.00	76.91	$51.75	$60.96	$60.78	$62.80

The new peer group is comprised of the following companies:

Harvest Capital Credit Corporation (NasdaqGM: HCAP)

Great Elm Capital Corp. (NasdaqGM: GECC)

Portman Ridge Financial Corp (NasdaqGS: PTMN)

Garrison Capital (NasdaqGS: GARS)

Investcorp Credit Management BDC Inc. (NasdaqGS: ICMB)

The old peer group was comprised of the following companies:

Equus Total Return, Inc. (NYSE: EQS)

Firsthand Technology Value Fund, Inc. (NasdaqGS: SVVC)

GSV Capital Corp. (NasdaqCM: GSVC)

180 Degree Capital Corp. (NasdaqGM: TURN)

We selected the new peer group because it is our belief that the five issuers included in this group are organized and have investment objectives that are similar to ours, as they are each an externally managed BDC that pays a regular cash dividend, and among the publicly traded companies, they are relatively similar in size to us. The old peer group consisted of companies that were focused on a total return model that returned value to shareholders through realized gains on their equity investments and share price appreciation, but did not pay a dividend.

The performance graph information provided above will not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of section 18 of the Securities Exchange Act, unless in the future we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

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

	Balance Sheet Data as of December 31:
	2019	2018	2017	2016	2015
Total assets	$64,791,449	$40,521,724	$40,133,913	$42,418,530	$44,562,060
Total liabilities	$11,162,933	$8,997,537	$8,215,228	$9,789,167	$10,708,400
Net assets	$53,628,516	$31,524,187	$31,918,685	$32,629,363	$33,853,660
Net asset value per outstanding share	$3.66	$4.99	$5.05	$5.16	$5.35
Shares of common stock outstanding	14,655,321	6,321,988	6,321,988	6,321,988	6,328,538

	Operating Data for the Years Ended December 31:
	2019	2018	2017	2016	2015
Investment income	$2,724,696	$2,106,954	$1,454,782	$1,031,858	$2,824,337
Total expenses	$2,770,716	$2,193,672	$2,010,977	$3,401,037	$1,817,279
Net investment (loss) gain, net of tax	$(85,697)	$(68,406)	$(19,298)	$(1,553,268)	$842,902
Net realized gain (loss) on sales and dispositions of investments, net of tax	$861,838	$(994,295)	$88,684	$8,864,653	$(27,973)
Net change in unrealized depreciation or appreciation on investments, net of tax	$(3,065,811)	$668,203	$(780,064)	$(8,514,068)	$685,290
Net (decrease) increase in net assets from operations	$(2,289,670)	$(394,498)	$(710,678)	$(1,202,683)	$1,500,219

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Exchange Act, including with respect to our planned RIC Election and intended regular cash dividends to shareholders. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

Overview

We are an externally managed investment company that lends to and invests in small to medium sized companies. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. We have historically made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002.

On November 8, 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The stock sale transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of $15.5 million of cash and a contribution of $9.5 million of portfolio assets. Concurrent with the Closing of the stock sale transaction with East, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM will serve as Rand’s investment adviser and administrator. Pursuant to the terms of the Investment Management Agreement, Rand will pay RCM a base management fee and may pay an incentive fee.

With the completion of the Transactions, we also changed our investment objectives and strategy. We have adopted an investment strategy focused on higher yielding debt investments. We intend to elect U.S. federal tax treatment as a RIC and, if such RIC Election occurs, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. To maintain our RIC status, we need to meet specified source-of-income and asset diversification requirements and distribute annually to our stockholders at least 90.0% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has expressed its intent to adopt a new dividend policy that may include regular cash dividends to shareholders going forward.

At the end of 2019, we had $25.8 million in cash and cash equivalents available for future investments and expenses, an increase of $21.8 million from the end of 2018. The increase was primarily due to the approximately $15.5 million received in November 2019 as part of the stock sale transaction with East and $6.6 million in portfolio company loans repaid during 2019 as well as $2.25 million of additional SBA leverage drawn down during the year ended December 31, 2019.

2019 Portfolio and Investment Activity

We believe the change in net asset value over time is the leading metric of performance. Exits from our portfolio holdings are the key driver of growth in net asset value over time.

●	Net asset value of our portfolio decreased to $3.66 per share, or $53.6 million, at December 31, 2019, down ($1.33) per share, or (26.7%), compared with net asset value of $4.99 per share, or $31.5 million, at the end of the prior year. NAV benefited from the net gain on the sale of the equity investment in Microcision as well as an increase in net unrealized appreciation in other portfolio investments, including ACV Auctions, Inc., in accordance with our valuation policy. Offsetting this was the $0.83 per share dilutive impact of issuing approximately 8.3 million shares to East in conjunction with the closing of the stock sale transaction in November 2019.
●	At year end, the estimated value of our portfolio, which included investments in securities from 32 active companies, was $37.0 million. This value included $7.6 million in net pre-tax unrealized depreciation.
●	Approximately 59% of the portfolio was in equity investments with the remainder being debt and loan investments.
●	The portfolio generated approximately $2.7 million in interest, fee, dividend and other income in 2019.
●	During 2019, we invested $2.79 million in six companies.

Trends and Opportunities

We believe the combination of cash on hand, proceeds from portfolio exits, SBA leverage, and prospective investment income provide sufficient capital for us to continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential.

The following short and long-term trends provide us confidence in our ability to grow Rand:

●	We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.
●	We continue to manage risk by investing with other investors, when possible.

●	We are involved with the governance and management of a majority of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.
●	As our portfolio expands, we are able to better leverage our infrastructure.
●	We believe receipt of cash and portfolio assets as consideration in the stock sale transaction with East, as well as the establishment of RCM as our external investment advisor, broadens our potential pipeline of investment opportunities in order to build our portfolio and grow further. Strategically, we expect to advance our efforts to increase our income-producing investments so as to support a regular cash dividend for shareholders and complement our equity investments that drive capital appreciation.
●	We have sufficient cash to invest in new opportunities and to repurchase shares. At the year end, we had authorization to repurchase an additional 1,000,000 shares of our Common Stock.

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

Valuation of Investments

Investments are valued at fair value as determined in good faith by RCM and approved by our Board of Directors. We invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. We analyze and value each investment quarterly, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

We utilize several approaches to determine the fair value of an investment. The main approaches are:

●	Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than cost given the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

●	Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. This approach values the equity at the value remaining after the portfolio company pays of its debt and loan balances and its outstanding liabilities. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, we adjust valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. There were no Level 1 or Level 2 investments as of December 31, 2019.

In the valuation process, we value restricted securities, categorized as Level 3 investments, using information from these portfolio companies, which may include:

●	Audited and unaudited statements of operations, balance sheets and operating budgets;
●	Current and projected financial, operational and technological developments of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;
●	Pending debt or capital restructuring of the portfolio company;
●	Current information regarding any offers to purchase the investment, or recent fundraising transactions;
●	Current ability of the portfolio company to raise additional financing if needed;
●	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
●	Internal circumstances and events that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Other factors deemed relevant to assess valuation.

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

Our SBIC’s interest accrual is also regulated by the SBA’s “Accounting Standards and Financial Reporting Requirements for Small Business Investment Companies.” Under these rules, interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. RCM also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Financial Condition

Overview:

	12/31/19	12/31/18	Increase	% Increase
Total assets	$64,791,449	$40,521,724	$24,269,725	59.9%
Total liabilities	11,162,933	8,997,537	2,165,396	24.1%
Net assets	$53,628,516	$31,524,187	$22,104,329	70.1%

Net asset value was $3.66 per share at December 31, 2019 versus $4.99 per share at December 31, 2018.

The outstanding SBA debentures at December 31, 2019 and 2018 were $11,000,000 and $8,750,000, respectively. The debentures mature from 2022 through 2029.

Cash approximated 48% of net assets at December 31, 2019 compared to 13% at December 31, 2018.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the year ends indicated.

	12/31/19	12/31/18	Change	% Change
Investments, at cost	$44,619,463	$38,292,143	$6,327,320	16.5%
Unrealized depreciation, net	(7,598,671)	(3,625,339)	(3,973,332)	109.6%
Investments, at fair value	$37,020,792	$34,666,804	$2,353,988	6.8%
Number of Active Portfolio Companies	32	30

Our total investments at fair value, as estimated by RCM, and approved by the Board of Directors, approximated 69% of net assets at December 31, 2019 and 110% of net assets at December 31, 2018.

The change in investments, at cost, during the year ended December 31, 2019, is comprised of the following:

New and contributed investments:	Cost Increase (Decrease)
AIKG LLC (Andretti)	$4,398,125
Filterworks Acquisition USA, LLC (Filterworks)	2,865,152
GoNoodle, Inc. (GoNoodle)	1,500,037
HDI Acquisition LLC (Hilton Displays)	1,249,539
Mattison Avenue Holdings LLC (Mattison)	1,036,678
Tilson Technology Management, Inc. (Tilson)	500,012
Genicon Inc. (Genicon)	250,000
Tech 2000, Inc. (Tech 2000)	250,000
Open Exchange, Inc. (formerly KnowledgeVision) (Open Exchange)	150,000
Advantage 24/7 LLC (Advantage 24/7)	140,000
Total of new and contributed investments	12,339,543

Other changes to investments:
Genicon interest conversion and OID amortization	354,172
Open Exchange interest conversion	126,939
Empire Genomics interest conversion	75,481
PostProcess Technologies, Inc. (Post Process) interest conversion	48,875
Microcision LLC (Microcision) interest conversion	19,406
GoNoodle interest conversion	11,178
Total of other changes to investments	636,051

Investments repaid, sold or liquidated:
eHealth Global Technologies, Inc. (eHealth) repayment	(3,500,000)
GoNoodle repayment	(1,048,382)
Tilson repayment	(1,000,000)
SOMS Technologies, LLC (SOMS) realized loss	(472,632)
Microcision repayment	(452,760)
Advantage 24/7 repayment	(174,500)
Total of investments repaid, sold or liquidated	(6,648,274)

Net change in investments, at cost	$6,327,320

Our top five portfolio companies represented 54% of total assets at December 31, 2019:

Company	Industry	Fair Value at December 31, 2019	% of Total Assets at December 31, 2019
ACV Auctions, Inc.	Software	$6,531,815	18%
AIKG LLC (Andretti)	Entertainment	$4,398,125	12%
Tilson Technology Management, Inc.	Professional Services	$3,960,012	11%
Filterworks Acquisition USA, LLC	Automotive	$2,865,153	8%
Outmatch Holdings, LLC	Software	$2,145,498	6%

Our top five portfolio companies represented 39% of total assets at December 31, 2018:

Company	Industry	Fair Value at December 31, 2018	% of Total Assets at December 31, 2018
Genicon, Inc.	Health Care – Testing Device	$4,423,086	11%
eHealth Global Technologies, Inc.	Health Care	$3,500,000	9%
ACV Auctions, Inc.	Software	$2,776,907	7%
Tilson Technology Management, Inc.	Professional Services	$2,600,000	6%
Microcision, LLC	Manufacturing	$2,543,353	6%

Below is the geographic breakdown of our investments at fair value as of December 31, 2019 and 2018:

Geographic Region	% of Net Asset Value at December 31, 2019	% of Net Asset Value at December 31, 2018
USA – East	41%	94%
USA - South	28%	16%
Total investments as a % of net asset value	69%	110%

As of December 31, 2019 and 2018, the investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2019:
Subordinated Debt and Promissory Notes	$19,148,942	43%	$15,060,145	41%
Convertible Debt	1,571,302	3	157,654	0
Equity and Membership Interests	23,119,031	52	21,802,930	59
Equity Warrants	780,188	2	63	0
Total	$44,619,463	100%	$37,020,792	100%
December 31, 2018:
Subordinated Debt and Promissory Notes	$14,017,541	36%	$13,296,948	38%
Convertible Debt	1,866,615	5	1,036,808	3
Equity and Membership Interests	22,155,337	58	20,260,523	59
Equity Warrants	252,650	1	72,525	0
Total	$38,292,143	100%	$34,666,804	100%

Results of Operations

Investment Income

Comparison of the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018	Increase	% Increase
Interest from portfolio companies	$1,520,540	$1,498,740	$21,800	1.5%
Interest from other investments	166,556	37,614	128,942	342.8%
Dividend and other investment income	579,848	384,382	195,466	50.9%
Fee income	457,752	186,218	271,534	145.8%
Total investment income	$2,724,696	$2,106,954	$617,742	29.3%

Investment income was received, on a current basis, during the year ended December 31, 2019 from 17 portfolio companies. This is an increase from the 9 portfolio companies generating current investment income for the year ended December 31, 2018.

Interest from portfolio companies – Interest from portfolio companies was substantially unchanged during the year ended December 31, 2019 compared to the year ended December 31, 2018.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments is primarily due to higher interest rates and higher average cash balance during the year ended December 31, 2019 versus the year ended December 31, 2018.

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

	December 31, 2019	December 31, 2018
Somerset Gas Transmission Company, LLC (Somerset)	$256,542	$-
Knoa Software, Inc. (Knoa)	193,934	-
Carolina Skiff LLC (Carolina Skiff)	76,914	251,913
Tilson Technology Management, Inc. (Tilson)	49,958	39,002
Advantage 24/7 LLC (Advantage 24/7)	2,500	60,000
New Monarch Machine Tool, Inc. (New Monarch)	-	27,409
Empire Genomics LLC (Empire Genomics)	-	6,058
Total dividend and other investment income	$579,848	$384,382

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

The income associated with the amortization of financing fees was $69,252 and $41,872 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth Global Technologies, Inc. (eHealth) loan instrument, a one-time $112,500 change of control fee from Open Exchange, Inc. (Open Exchange) and a one-time loan modification fee of $50,000 from GoNoodle, Inc. (GoNoodle). During the year ended December 31, 2018, we recorded a one-time debt modification fee approximately $142,000 from Empire Genomics, which was capitalized into the Empire Genomics loan balance as part of the debt modification.

The board fees were $1,000 and $2,000 for the years ended December 31, 2019 and 2018, respectively.

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

Investment income that was received on a current basis for the year ended December 31, 2018 was received from 9 portfolio companies. This contrasts with the 11 portfolio companies generating current investment income for the year ended December 31, 2017.

Interest from portfolio companies – Interest from portfolio companies was approximately 30% higher during the year ended December 31, 2018 versus the same period in 2017 due to the fact that we originated more income-producing debt investments during 2018. The new debt instruments were originated from KnowledgeVision Systems, Inc. (Knowledgevision), Tech 2000, Inc. (Tech 2000), Genicon Inc. (Genicon) and several other portfolio companies. In addition, during 2018 the Empire Genomics loans were modified and resulted in a recording of interest that had previously not been accrued of approximately $91,000. This amount was capitalized into the loan balance as part of the debt modification and is non-recurring.

The following investments are on non-accrual status: G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments was primarily due to higher average cash balances during the year ended December 31, 2018 versus the year ended December 31, 2017.

Dividend and other investment income - Dividend income is comprised of:

	December 31, 2018	December 31, 2017
Carolina Skiff LLC (Carolina Skiff)	$251,913	$178,532
Advantage 24/7 LLC (Advantage 24/7)	60,000	-
Tilson Technology Management, Inc. (Tilson)	39,002	21,579
New Monarch Machine Tool, LLC (Monarch)	27,409	27,409
Empire Genomics, LLC (Empire Genomics)	6,058	10,070
SOMS Technologies, LLC (SOMS)	-	6,024
Total dividend and other investment income	$384,382	$243,614

Fee income – The income associated with the amortization of financing fees was $41,872 and $24,091 for the years ended December 31, 2018 and 2017, respectively. In addition, we recorded a one-time debt modification fee of approximately $142,000 from Empire Genomics, which was capitalized into the Empire Genomics loan balances as part of the debt modification.

Fees paid for board service at the portfolio companies were $2,000 and $1,000 for the years ended December 31, 2018 and 2017, respectively.

Expenses

Comparison of the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018	Increase	% Increase
Total expenses	$2,770,716	$2,193,672	$577,044	26.3%

On November 8, 2019, we completed a stock sale transaction with East Asset Management (East) and concurrently externalized the management of our portfolio to Rand Capital Management, LLC (RCM) as our external investment adviser and administrator. Our primary operating expenses, after the closing, include the payment of fees to RCM under the Investment Management Agreement, and our allocable portion of overhead expenses and other administrative expenses under the Administration Agreement with RCM. Under the terms of Investment Management Agreement, the compensation of the investment professionals of RCM and its staff, and the general office and overhead expenses incurred by RCM in maintaining its place of business, will be provided and paid for by RCM and not by us. We will be responsible for all other operating expenses, including those relating to:

(i)	organization;
(ii)	costs of calculating our net asset value (including the cost and expenses of any independent valuation firm);
(iii)	expenses incurred by RCM payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs and in monitoring the our investments and performing due diligence on its prospective portfolio companies;
(iv)	interest payable on debt, if any, incurred to finance our investments;
(v)	offerings of our Common Stock and other securities;
(vi)	investment advisory and management fees payable under the Investment Management Agreement, but excluding any fees payable to any Sub-Adviser;
(vii)	administration fees payable under the Administration Agreement;
(viii)	transfer agent and custodial fees;
(ix)	federal and state registration fees;
(x)	all costs of registration and listing our shares on any securities exchange;
(xi)	federal, state and local taxes;
(xii)	independent directors’ fees and expenses;
(xiii)	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC);
(xiv)	costs of any reports, proxy statements or other notices to shareholders, including printing costs;
(xv)	our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
(xvi)	direct costs and expenses of administration, including independent auditors and outside legal costs; and
(xvii)	all other expenses incurred by us or RCM in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the RCM’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs (including travel expenses))

The increase in expenses during the year ended December 31, 2019 versus the same period in 2018 was primarily caused by the additional shareholder and professional fees required to close the Transactions in November 2019. Shareholder expense was $557,546 and $230,050 for the years ended December 31, 2019 and 2018, respectively, a 142% increase. Professional fees were $548,041 and $407,159 for the years ended December 31, 2019 and 2018, respectively, a 35% increase.

Base Management Fees payable to RCM for the year ended December 31, 2109 was $85,483. This represents Base Management Fees for the period November 8, 2019 through December 31, 2019. There were no Incentive Fees earned for the year ended December 31, 2019 by RCM.

Comparison of the years ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017	Increase	% Increase
Total expenses	$2,193,672	$2,010,977	$182,695	9%

Expenses predominately consist of interest expense on outstanding SBA borrowings, compensation expense, and general and administrative expenses, including stockholder and office operating expenses and professional fees.

The increase in expenses during the year ended December 31, 2018 versus the same period in 2017 was primarily caused by a 14%, or approximately $50,000, increase in professional fees. Professional fees were higher during 2018 primarily as a result of expenses incurred in the consideration of strategic alternatives. These expenses included external legal, tax consulting and other advisory expenses to support analysis of our strategic alternatives, which involved assessing options relative to the complex regulatory environment in which we operate.

In addition, bonus and profit sharing expense went from $12,000 during the year ended December 31, 2017 to $125,000 during the year ended December 31, 2018, a $113,000 increase.

Net Realized Gains and Losses on Investments

	December 31, 2019	December 31, 2018	December 31, 2017
Net realized gain (loss) on sales and dispositions, before income taxes	$1,117,761	$(1,464,142)	$138,240

During the year ended December 31, 2019, we sold our equity interest in Microcision LLC (Microcision) and recognized a gain of $1,510,000. In addition, we realized a loss of $472,632 on our investment in SOMS Technologies, LLC after the company ceased doing business. We also recognized a $40,500 gain on our investment in Advantage 24/7 LLC after the Corporation converted its equity into a debt instrument, and we received a final distribution of proceeds of $39,893 from Gemcor II, LLC, a portfolio company we exited in 2016.

During the year ended December 31, 2018, we recognized a realized loss of $1,125,673 on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold and we did not receive any proceeds. In addition, we restructured our notes in First Wave Technologies, Inc. (First Wave) and converted the notes into equity. As part of that restructuring, we recognized a realized loss of $338,469 on the junior note and the warrants.

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

Net Change in Unrealized Depreciation on Investments

The change in net unrealized depreciation, before income taxes, for the year ended December 31, 2019 was comprised of the following:

Year ended December 31, 2019
Genicon, Inc. (Genicon)	$(4,277,257)
Rheonix, Inc. (Rheonix)	(1,500,000)
SocialFlow, Inc. (Socialflow)	(1,321,300)
SciAps, Inc. (Sciaps)	(950,000)
Microcision LLC (Microcision) realized gain	(610,000)
BeetNPath, LLC (Beetnpath)	(523,904)
Mezmeriz, Inc. (Mezmeriz)	(351,477)
Empire Genomics, LLC (Empire Genomics)	(249,661)
Open Exchange, Inc. (Open Exchange) (formerly KnowledgeVision)	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
PostProcess Technologies, Inc. (PostProcess)	122,728
SOMS Technologies, LLC (SOMS) realized loss	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000
ACV Auctions, Inc. (ACV)	3,754,908
Total change in net unrealized depreciation of investments before income taxes	$(3,973,332)

The valuations of our investments in Beetnpath, Empire Genomics, Mercantile, Mezmeriz, Open Exchange, Rheonix, Sciaps, and Socialflow were decreased after each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition were reviewed and it was determined that a valuation adjustment was appropriate.

Our valuation of Genicon was decreased due to a recent round of financing and after a review of their financial condition.

In accordance with our valuation policy, we increased the value of our holdings in ACV, Post Process and Tilson based on significant equity financings for each of these companies, during 2019 with sophisticated new non-strategic outside investors at a higher valuation than their prior financing round valuation.

We recognized a realized gain on the sale of the Microcision equity during 2019 and reversed the previously recorded unrealized appreciation. We recognized a realized loss on our investment in SOMS during the year ended December 31, 2019.

The change in unrealized depreciation, before income taxes, for the year ended December 31, 2018 was comprised of the following:

Year ended December 31, 2018
Empire Genomics, LLC (Empire Genomics)	$(901,360)
Rheonix, Inc. (Rheonix)	(735,999)
SOMS Technologies, LLC (SOMS)	(528,348)
BeetNPath, LLC (Beetnpath)	(388,723)
KnowledgeVision Systems, Inc. (Knowledgevision)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(249,040)
G-Tec Natural Gas Systems (Gtec)	(100,000)
Genicon, Inc. (Genicon)	(82,500)
OnCore Golf Technology, Inc. (Oncore)	(77,712)
First Wave Products Group (First Wave)	121,469
GiveGab, Inc. (Givegab)	191,907
Microcision LLC (Microcision)	610,000
Intrinsiq Material, Inc. (Intrinsiq) reclassed to a realized loss	725,673
ACV Auctions, Inc. (ACV)	2,494,551
Total change in net unrealized depreciation of investments before income taxes	$779,918

The valuations of our investments in Beetnpath, Empire Genomics, Gtec, Mercantile, Oncore, Rheonix, and SOMS were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was appropriate.

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

The Intrinsiq investment was written off after the company was sold during 2018 and we did not receive any proceeds.

The change in unrealized depreciation, before income taxes, for the year ended December 31, 2017 was comprised of the following:

Year ended December 31, 2017
SciAps, Inc. (Sciaps)	$(554,710)
Teleservices Solutions Holdings, LLC (Teleservices)	(395,398)
Intrinsiq Materials, Inc. (Intrinsiq)	(380,000)
Athenex, Inc. (Athenex) reclass to a realized gain	(273,379)
Mercantile Adjustment Bureau, LLC (Mercantile)	(250,000)
BeetNPath, LLC (Beetnpath)	29,723
ACV Auctions, Inc. (ACV)	119,356
Carolina Skiff LLC (Carolina Skiff)	650,000
Knoa Software, Inc. (Knoa)	779,700
Total change in net unrealized depreciation of investments before income taxes	$(274,708)

The valuations of our investments in Intrinsiq, Mercantile and Teleservices were decreased after we reviewed each portfolio company and its current and projected financial condition and determined that a valuation adjustment was appropriate.

In accordance with our valuation policy, we adjusted the value of our investments in ACV, Beetnpath and Sciaps based on significant equity financings by new non-strategic outside entities, and consideration of the related affect on the liquidation preferences of our existing investment instrument in each of the companies. In addition, our investments in Carolina Skiff and Knoa were increased based on a financial analysis of each portfolio company indicating improved performance.

All of these value adjustments resulted from a review by RCM at December 31, 2019 and management for the years ending December 31, 2018 and 2017, respectively, using the guidance set forth by ASC 820 and our established valuation policy.

Net Decrease in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net decrease in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2019, the net decrease in net assets from operations was ($2,289,670) as compared with net decreases of ($394,498) in 2018 and ($710,678) in 2017.

Liquidity and Capital Resources

With the completion of the Transactions with East we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from debenture and pass-through equity instruments to fund expenses. With our plan to elect U.S. federal tax treatment as a RIC, our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our recent and future investments will be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of December 31, 2019, our total liquidity consisted of approximately $25,800,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000 at December 31, 2019.

Net cash used by operating activities has averaged approximately $1,400,000 over the last three years. The cash used for investments in portfolio companies has averaged approximately $3,600,000 over the last three years. Our cash flow will fluctuate based on the timing of the receipt of dividend income, realized exits and the associated income taxes paid. We will generally use cash to fund our operating expenses and to invest in companies as we build our portfolio. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 5 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

The following table summarizes the SBA leverage at the year ends indicated:

	December 31, 2019	December 31, 2018
Outstanding SBA leverage	$11,000,000	$8,750,000
Undrawn SBA commitment	$3,000,000	$5,250,000

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2019. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings. It does not include any equity investments, which may provide additional proceeds upon exit of the investment.

Cash Receipts due by year
	2020	2021	2022	2023	2024 and beyond
Scheduled cash receipts from portfolio companies	$3,816,000	$2,942,000	$5,358,000	$12,108,000	$2,193,000
Number of companies contributing to the scheduled cash receipts	11	11	9	5	2

We believe that the cash on hand at December 31, 2019, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2020. We continue to pursue potential exits from portfolio companies to increase the liquidity available for new investments, operating activities and future SBA debenture obligations.

Contractual Obligations

The following table shows our specified contractual obligations at December 31, 2019. We do not have any capital lease obligations or other long-term liabilities reflected on our consolidated statement of financial position.

Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 yrs

SBA debentures	$11,000,000	$0	$5,500,000	$2,500,000	$3,000,000
SBA interest expense	$2,019,000	$380,000	$1,030,000	$272,000	$337,000
Operating lease obligations (Rent of office space)	$19,740	$19,740	$0	$0	$0
Total	$13,038,740	$399,740	$6,530,000	$2,772,000	$3,337,000

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of debt and equity securities in private companies is subject to valuation risk. Because there is typically no public market for the debt and equity securities in which we invest, the valuations of the debt and equity interests in the portfolio are stated at “fair value” as determined in good faith by RCM and approved by our Board of Directors. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies - Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

At times, a portion of our portfolio may include marketable securities traded in the over-the-counter market or on a stock exchange. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of December 31, 2019, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2019	2018
ASSETS
Investments at fair value:
Control investments (cost of $0 and $99,500, respectively)	$0	$99,500
Affiliate investments (cost of $19,035,446 and $20,708,659, respectively)	12,151,435	17,026,091
Non- Control/Non-Affiliate investments (cost of $25,584,017 and $17,483,984, respectively)	24,869,357	17,541,213
Total investments, at fair value (cost of $44,619,463 and $38,292,143, respectively)	37,020,792	34,666,804
Cash and cash equivalents	25,815,720	4,033,792
Interest receivable (net of allowance of $166,413 and $161,000, respectively)	142,265	145,532
Deferred tax asset	1,204,198	525,198
Prepaid income taxes	343,096	1,138,708
Other assets	265,378	11,690
Total assets	$64,791,449	$40,521,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,786,913	$8,554,443
Profit sharing and bonus payable	80,000	125,000
Accounts payable and accrued expenses	258,437	245,758
Deferred revenue	37,583	72,336
Total liabilities	11,162,933	8,997,537
Commitments and contingencies (See Note 8)

Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000 and 10,000,000, respectively; shares issued 15,196,367 and 6,863,034, respectively; shares outstanding 14,655,321 and 6,321,988, respectively	1,519,637	686,304
Capital in excess of par value	34,142,455	10,581,789
Accumulated net investment loss	(1,751,249)	(1,665,552)
Undistributed net realized gain on investments	27,083,281	26,221,443
Net unrealized depreciation on investments	(5,896,503)	(2,830,692)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)
Total stockholders’ equity (net assets) (per share - 2019: $3.66, 2018: $4.99)	53,628,516	31,524,187
Total liabilities and stockholders’ equity (net assets)	$64,791,449	$40,521,724

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment income:
Interest from portfolio companies:
Control investments	$-	$-	$-
Affiliate investments	823,565	741,432	563,708
Non-Control/Non-Affiliate investments	696,975	757,308	591,608
Total interest from portfolio companies	1,520,540	1,498,740	1,155,316

Interest from other investments:
Non-Control/Non-Affiliate investments	166,556	37,614	30,761
Total interest from other investments	166,556	37,614	30,761

Dividend and other investment income:
Control investments	-	60,000	-
Affiliate investments	320,806	318,324	233,544
Non-Control/Non-Affiliate investments	259,042	6,058	10,070
Total dividend and other investment income	579,848	384,382	243,614

Fee income:
Affiliate investments	27,639	15,667	8,416
Non-Control/Non-Affiliate investments	430,113	170,551	16,675
Total fee income	457,752	186,218	25,091
Total investment income	2,724,696	2,106,954	1,454,782

Expenses:
Salaries	621,290	679,499	661,650
Profit sharing and bonuses	115,000	125,000	12,000
Employee benefits	189,157	194,818	160,779
Directors’ fees	117,500	128,750	142,499
Professional fees	548,041	407,159	356,936
Shareholders and office operating	557,546	230,050	249,085
Insurance	38,302	34,187	31,876
Corporate development	67,441	62,117	65,202
Base management fee (see Note 11)	85,483	-	-
Other operating	17,504	21,092	20,675
	2,357,264	1,882,672	1,700,702
Interest on SBA obligations	408,039	311,000	310,275
Bad debt expense	5,413	-	-
Total expenses	2,770,716	2,193,672	2,010,977
Investment loss before income taxes	(46,020)	(86,718)	(556,195)
Income tax expense (benefit)	39,677	(18,312)	(536,897)
Net investment loss	(85,697)	(68,406)	(19,298)

Net realized gain (loss) on sales and dispositions of investments:
Control investments	80,393	-	-
Affiliate investments	(472,632)	(1,464,142)	-
Non-Control/Non-Affiliate investments	1,510,000	-	138,240
Net realized gain (loss) on sales and dispositions, before income taxes	1,117,761	(1,464,142)	138,240
Income tax expense (benefit)	255,923	(469,847)	49,556
Net realized gain (loss) on sales and dispositions of investments	861,838	(994,295)	88,684
Net change in unrealized depreciation on investments:
Control investments	-	-	-
Affiliate investments	(3,970,007)	608,207	129,315
Non-Control/Non-Affiliate investments	(3,325)	171,711	(404,023)
Change in unrealized depreciation before income taxes	(3,973,332)	779,918	(274,708)
Deferred income tax (benefit) expense	(907,521)	111,715	505,356
Net change in unrealized depreciation on investments	(3,065,811)	668,203	(780,064)

Net realized and unrealized (loss) on investments	(2,203,973)	(326,092)	(691,380)
Net decrease in net assets from operations	$(2,289,670)	$(394,498)	$(710,678)
Weighted average shares outstanding	7,532,034	6,321,988	6,321,988
Basic and diluted net decrease in net assets from operations per share	(0.30)	(0.06)	(0.11)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Net assets at beginning of year	$31,524,187	$31,918,685	$32,629,363

Net investment loss	(85,697)	(68,406)	(19,298)
Net realized gain (loss) on sales and dispositions of investments	861,838	(994,295)	88,684
Net change in unrealized depreciation on investments	(3,065,811)	668,203	(780,064)
Net decrease in net assets from operations	(2,289,670)	(394,498)	(710,678)

Issuance of capital stock, net	24,393,999	-	-
Total increase (decrease) in net assets	22,104,329	(394,498)	(710,678)
Net assets at end of year	53,628,516	$31,524,187	$31,918,685
Accumulated net investment loss	$(1,751,249)	$(1,665,552)	$(1,597,146)

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017

Cash flows from operating activities:
Net decrease in net assets from operations	$(2,289,670)	$(394,498)	$(710,678)
Adjustments to reconcile net decrease in net assets to net cash provided by (used in) operating activities:
Investments originated	(2,650,049)	(2,487,627)	(5,400,000)
Proceeds from sale of portfolio investments	1,549,893	-	781,525
Proceeds from loan repayments	6,076,142	70,131	-
Net realized (gain) loss on portfolio investments	(1,117,761)	1,464,142	(138,240)
Change in unrealized depreciation on investments	3,973,332	(779,918)	274,708
Deferred tax (benefit) expense	(679,000)	26,665	613,301
Depreciation and amortization	37,295	29,686	31,433
Original issue discount accretion	(40,767)	(39,653)	(32,129)
Change in interest receivable allowance	5,413	-	-
Non-cash conversion of debenture interest	(595,286)	(609,817)	(269,445)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,146)	85,516	93,189
(Increase) decrease in other assets	(253,949)	28,936	1,101,621
Decrease (increase) in prepaid income taxes	795,612	(376,661)	(762,047)
Decrease in income taxes payable	-	-	(320,008)
Decrease in profit sharing and bonus payable	(45,000)	(19,000)	(1,126,052)
Increase (decrease) in accounts payable and accrued liabilities	12,679	67,410	(146,189)
(Decrease) increase in deferred revenue	(34,751)	34,629	(9,090)
Total adjustments	7,031,657	(2,505,561)	(5,307,423)
Net cash provided by (used in) operating activities	4,741,987	(2,900,059)	(6,018,101)

Cash flows from financing activities:
Issue capital stock (net)	14,844,504	-	-
Proceeds from SBA debentures	2,250,000	750,000	-
Origination costs to SBA	(54,563)	(78,188)	-
Net cash provided by financing activities	17,039,941	671,812	-
Net increase (decrease) in cash	21,781,928	(2,228,247)	(6,018,101)
Cash and cash equivalents:
Beginning of year	4,033,792	6,262,039	12,280,140
End of year	$25,815,720	$4,033,792	$6,262,039

Supplemental disclosure of non-cash financing activities
Receipt of Contributed Assets in exchange for issuance of common stock (see Note 1)	$9,549,543	-	-

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments — 46.3% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.2%

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	January 1, 2022			65,000	65,000

AIKG LLC (Andretti) (l)	$4,250,000 Term Notes at 12%	11/8/19	0%			8.2%
Marietta, GA. Entertainment company engaged in	(+4% PIK) due December 28,
indoor karting, games and food. (Entertainment) www.andrettikarting.com	2023.			4,398,125	4,398,125

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and	Total Centivo			301,342	301,342
their employees save money and have a better experience. (Health Care) www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at 9%
(Health Care)	(5% deferred) due December 31,
www.empiregenomics.com	2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%

GiveGab, Inc. (e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.1%

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12%	2/6/15	<1%			2.8%
Nashville, TN. Student engagement education	(1% PIK) due September 30, 2024.			1,502,458	1,502,458
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred.			25	25
www.gonoodle.com	Warrant for 21,948 Series D
	Preferred.			38	38
	Total GoNoodle			1,502,521	1,502,521

HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12%	11/8/19	0%			2.3%
Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	(+2% PIK) due June 20, 2023.			1,249,539	1,249,539

Mattison Avenue Holdings LLC (l)	$1,031,406 Second Amended,	11/8/19	0%			1.9%
Dallas, TX. Provider of upscale salon spaces for lease.	Restated and Consolidated
(Professional Services)	Promissory Note at 14% (2% PIK)
www.mattisonsalonsuites.com	due June 9, 2022.			1,036,678	1,036,678

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note	10/22/12	4%			0.9%
Williamsville, NY. Full service accounts	at 13% (3% for the calendar year
receivable management and collections company.	2019) due January 31, 2022.			1,199,040	500,000
(Contact Center) www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture at 8% due January 31, 2022.
	Warrant for 3.29% Membership Interests. Option for 1.5%			150,000	-
	Membership Interests.			97,625	-
	Total Mercantile			1,446,665	500,000

Microcision LLC (g)(l)	$1,500,000 Subordinated Promissory	9/24/09	0%			2.8%
Pennsauken Township, NJ. Manufacturer of	Note at 12% (1% PIK) due December
precision machined medical implants, components and assemblies. (Manufacturing)	31, 2024.			1,500,000	1,500,000
www.microcision.com

Open Exchange, Inc. (g)	397,899 Series C Preferred	11/13/13	4%	1,193,697	543,283	2.1%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.			208,243	108,656
Lincoln, MA. Online presentation and training	$450,000 Replacement Term Note at
software. (Software)	9% due September 30, 2022.			450,000	450,000
www.openexc.com	Total Open Exchange			1,851,940	1,101,939

Outmatch Holdings, LLC (e)(g)	3,081,522 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	4.0%
Dallas, TX. Web based predictive employee selection and reference checking. (Software)	109,788 Class C1 Units.			5,489	5,489
www.outmatch.com	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies, Inc. (e)(g)	360,002 Series A1 Preferred.	7/25/16	<1%	348,875	471,603	0.9%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	1.3%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.			2,099,999	-
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.			-	-
testing devices. (Health Care)	(g) 589,420 Series B Preferred.			702,732	702,732
www.rheonix.com	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	209,908	1.4%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	324,761
networks using a proprietary, predictive analytic	717,772 Series C Preferred.			500,000	215,332
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	750,000
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	0.9%

Tech 2000, Inc. (Lumious) (g)	$850,000 Replacement Term Note at	11/16/18	0%			1.6%
Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	14% due November 15, 2021.			860,777	860,777

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e)	Membership Interest.	10/1/98	5%	310,357	-	0.0%
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	24,869,357	0.0%
(Manufacturing)

Subtotal Non-Control/Non-Affiliate Investments				$25,584,017	$24,869,357

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Affiliate Investments — 22.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)(m)	1,119,024 Series A-2 Preferred	10/20/14	9%			0.0%
Ithaca, NY. Frozen entrees made from 100%	Membership Units.			$359,000	$-
whole grain steel cut oats under Grainful brand	1,032,918 Series B Preferred
name. (Consumer Product)	Membership Units.			261,277	-
www.grainful.com	$262,626.64 Convertible Secured Notes
	at 8% due December 21, 2019.			262,627	-
	Total BeetNPath			882,904	-

Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership	1/30/04	7%			3.3%
Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	Interest.			15,000	1,750,000

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.3%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,302,653	2,302,653
equipment, frame repair machines and paint booth	562.5 Class A Units			562,500	562,500
filter services for collision shops. (Automotive)	Total Filterworks			2,865,153	2,865,153
www.filterworksusa.com

Genicon, Inc. (e)(g)(l)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	-	1.4%
Winter Park, FL. Designs, produces and	$3,250,000 Promissory Notes at 10%
distributes patented surgical instrumentation.	due June 12, 2022, (10% PIK).			3,727,573	500,000
(Health Care)	$250,000 Promissory Note at 10% due
www.geniconendo.com	June 12, 2021 (10% PIK).			262,184	250,000
	Warrants for Common.			120,000	-
	Total Genicon			5,109,757	750,000

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			2.3%
New York, NY. End user experience	Preferred.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred.			479,155	479,155
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	1,229,155
www.knoa.com

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	-	0.0%
www.mezmeriz.com

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.0%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	0.6%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	-	2.0%
Woburn, MA. Instrumentation company	274,299 Series A-1 Convertible Preferred.			504,710	-
producing portable analytical devices using XRF,	117,371 Series B Convertible Preferred.			250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.			175,000	175,000
compounds, minerals, and elements.	369,698 Series C-1 Convertible Preferred.			399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.			250,000	250,000
www.sciaps.com	Total SciAps			3,078,984	1,074,274

Teleservices Solutions Holdings, LLC (e) (g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.
www.ipacesetters.com	PIK dividend for Series C and D at 12%
	and 14%, respectively.			104,198	-
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)(h)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	7.4%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.			-	22,036
is a CLEC supporting small cell 5G deployment.	Total Tilson			2,100,012	3,960,012
(Professional Services)
www.tilsontech.com

Other Affiliate Investments:

G-TEC Natural Gas Systems(e)(m)	Membership Interest	8/31/99	17%	400,000	-	0.0%
(Manufacturing)

Subtotal Affiliate Investments				$19,035,446	$12,151,435

TOTAL INVESTMENTS - 69%				$44,619,463	$37,020,792
OTHER ASSETS IN EXCESS OF LIABILITIES - 31%					16,607,724

NET ASSETS – 100%					$53,628,516

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At December 31, 2019, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

(b) The Date Acquired column indicates the date on which the Corporation first acquired an investment in the company or a predecessor company.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly held securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by RCM and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of December 31, 2019, the total cost of investment securities was approximately $44.6 million. Net unrealized depreciation was approximately ($7.6) million, which was comprised of $10.1 million of unrealized appreciation of investment securities and ($17.7) million of unrealized depreciation of investment securities. At December 31, 2019, the aggregate gross unrealized gain for federal income tax purposes was $10.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($14.7) million. The net unrealized loss for federal income tax purposes was ($4.5) million based on a tax cost of $41.4 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at December 31, 2019)

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

(m) Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital SBIC, Inc. for federal income tax and Regulated Investment Company (RIC) compliance.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 7%.	$99,500	$-	$(99,500)	$-	$40,500	$-
Gemcor II, LLC		-	-	-	-	39,893	-
	Total Control Investments	$99,500	$-	$(99,500)	$-	$80,393	$-

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	261,277	-	(261,277)	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	262,627	-	(262,627)	-	-	-
	Total BeetNPath	523,904	-	(523,904)	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	76,914

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

Filterworks	$2,283,702 Term Note at 12%.	-	2,302,653	-	2,302,653	-	47,368
Acquisition USA, LLC	562.5 Class A Units.	-	562,500	-	562,500	-	-
	Total Filterworks	-	2,865,153	-	2,865,153	-	47,368

First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	-	(33,000)	-	-	-

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	-	(1,000,000)	-	-	-
	$3,250,000 Promissory Notes at 10%.	3,385,586	269,164	(3,154,750)	500,000	-	379,469
	$250,000 Promissory Note at 10%	-	257,797	(7,797)	250,000	-	12,184
	Warrant for Common.	37,500	-	(37,500)	-	-	-
	Total Genicon	4,423,086	526,961	(4,200,047)	750,000	-	391,653

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	193,934
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	1,229,155	-	193,934

KnowledgeVision Systems, Inc.	200,000 Series A-1 Preferred.		-	-	-	-	-
	214,285 Series A-2 Preferred.			-	-	-	-
	129,033 Series A-3 Preferred.	165,001	-	(165,001)	-	-	-
	$75,000 Subordinated Promissory Notes at 8%.	75,000		(75,000)	-	-	22,000
	$900,000 Term Note at 13%.	750,000	150,000	(900,000)	-	-	98,142
	Warrant for 46,743 Series A-3.	35,000	-	(35,000)	-	-	-
	Total KnowledgeVision	1,025,001	150,000	(1,175,001)	-	-	120,142

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	-	(351,477)	-	-	-

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK).	1,933,353	14,536	(1,947,889)	-	-	232,874
	15% Class A Common Membership Interest.	610,000	-	(610,000)	-	1,510,000	-
	Total Microcision	2,543,353	14,536	(2,557,889)	-	1,510,000	232,874

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	300,000	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	700,000	-	(700,000)	-	-	-
	274,299 Series A-1 Convertible Preferred.	250,000	-	(250,000)	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	250,000	-	-
	Total SciAps	2,024,274	-	(950,000)	1,074,274	-	-

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	-	-	-	-	(472,632)	-

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units.	-	-	-	-	-	-
	1,000,000 Class C Preferred Units.	-	-	-	-	-	-
	80,000 Class D Preferred Units.	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

Tilson	120,000 Series B Preferred.	600,000	1,350,000	-	1,950,000	-	49,958
Technology	21,391 Series C Preferred.	200,000	147,604	-	347,604	-	-
Management,	70,176 Series D Preferred.	800,000	340,360	-	1,140,360	-	-
Inc.	15,385 Series E Preferred.	-	500,012	-	500,012	-	-
	211,567 SQF Hold Co. Common.	-	22,036		22,036	-
	$200,000 Subordinated Promissory Note at 8%.	200,000	-	(200,000)	-	-	47,332
	$800,000 Subordinated Promissory Note at 8%.	800,000	-	(800,000)	-	-	11,835
	Total Tilson	2,600,000	2,360,012	(1,000,000)	3,960,012	-	109,125

	Total Affiliate Investments	$17,026,091	$3,051,509	$(10,791,318)	$12,151,435	$1,037,368	$1,172,010
	Total Control and Affiliate Investments	$17,125,591	$3,051,509	$(10,890,818)	$12,151,435	$1,117,761	$1,172,010

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2019
Software	40.4%
Manufacturing	16.4
Professional Services	13.6
Entertainment	11.9
Automotive	7.7
Healthcare	6.4
Contact Center	1.3
Oil and Gas	1.3
Consumer Product	0.8
Marketing	0.2
Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 55.7% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$2,776,907	8.8%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	1.0%
New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care)	337,808 Series A-2 Preferred.			101,342	101,342
www.centivo.com	Total Centivo			301,342	301,342

eHealth Global Technologies, Inc. (g)	$3,500,000 Term Note at 13%
Henrietta, NY. eHealth Connect® improves	due December 31, 2020.	6/28/16	0%	3,500,000	3,500,000	11.1%
health care delivery through intelligently aggregated clinical record and images for patient referrals. (Health Care)
www.ehealthtechnologies.com

Empire Genomics, LLC (g)(m)	$1,209,014 Senior Secured	6/13/14	0%			2.4%
Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay	Convertible Term Notes at 10% (8% PIK through September 30, 2019) due December 31, 2020.			1,233,195	474,181
services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 Promissory Note at 9% (4% PIK) due December 31, 2020.			444,915	302,569
	Total Empire			1,678,110	776,750

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	2.0%
Ithaca, NY. Online fundraising, day of giving supporter engagement software for non-profit organizations. (Software)
www.givegab.com

GoNoodle, Inc. (g)(m)	$1,000,000 Secured Note at	2/6/15	<1%			3.3%
Nashville, TN. Student engagement education	12% due January 31, 2020, (1% PIK).			1,039,663	1,039,663
software providing core aligned physical activity breaks. (Software) www.gonoodle.com	Warrant for 47,324 Series C Preferred.			25	25
	Total GoNoodle			1,039,688	1,039,688

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			2.2%
Williamsville, NY. Full service accounts receivable management and collections company.	Note at 13% (3% for the calendar year 2018) due January 31, 2019.			1,199,040	700,000
(Contact Center) www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture at 8% due June 30, 2018.			150,000	-
	Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.			97,625	-
	(i) Interest receivable $50,254.
	Total Mercantile			1,446,665	700,000

Outmatch Holdings, LLC (e)(g)	2,798,883 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	6.8%
(Chequed Holdings, LLC)	109,788 Class C1 Units.			5,489	5,489
Dallas, TX. Web based predictive employee	Total Outmatch			2,145,496	2,145,496
selection and reference checking. (Software) www.outmatch.com

PostProcess Technologies LLC (e)(g)	$300,000 Convertible Promissory	7/25/16	0%			1.0%
Buffalo, NY. Provides innovative solutions for the	Note at 5% due July 28, 2020.			300,000	300,000
post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	7.0%
Ithaca, NY. Developer of fully	(g) 1,839,422 Series A Preferred.			2,099,999	1,500,000
automated microfluidic based molecular	(g) 50,593 Common.			-	-
assay and diagnostic testing devices. (Health Care)	(g) 589,420 Series B Preferred.			702,732	702,732
www.rheonix.com	Total Rheonix			2,802,731	2,202,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	731,431	6.6%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	839,648
networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software)	717,772 Series C Preferred.			500,000	500,221
www.socialflow.com	Total Social Flow			1,750,000	2,071,300

Somerset Gas Transmission Company, LLC (e) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.6%

Tech 2000, Inc. (g)(m) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$600,000 Term Note at 14% (PIK through December 31, 2018) due November 15, 2021.	11/16/18	0%	610,777	610,777	1.9%

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e) (Software)	Membership Interest.	10/1/98	5%	310,357	-	0.0%

UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500	-	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$17,483,984	$17,541,213

Affiliate Investments – 54.0% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g) Ithaca, NY. Frozen entrées made from	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$-	1.7%
100% whole grain steel cut oats under	1,032,918 Series B Preferred Membership Units.			261,277	261,277
Grainful brand name. (Consumer Product) www.grainful.com	$262,626.64 Convertible Secured Notes at 8% due December 21, 2019.			262,627	262,627
	Total BeetNPath			882,904	523,904

Carolina Skiff LLC (g) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	5.6%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.6%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwaveproducts.com	670,443.2 Class A Common.	4/19/12	5%	661,563	33,000	0.1%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Genicon, Inc. (g) (m)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	1,000,000	14.0%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation.	$3,250,000 Promissory Notes at 10% due May 1, 2020, (8% PIK).			3,385,586	3,385,586
(Health Care)	Warrants for 500,000 Common.			120,000	37,500
www.geniconendo.com	Total Genicon			4,505,586	4,423,086

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	750,000	3.9%
New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications.	1,876,922 Series B Preferred.			479,155	479,155
(Software) www.knoa.com	Total Knoa			1,229,155	1,229,155

KnowledgeVision Systems, Inc. (g)	200,000 Series A-1 Preferred.	11/13/13	7%	250,000	-	3.2%
Lincoln, MA. Online presentation and training	214,285 Series A-2 Preferred.			300,000	-
software. (Software)	129,033 Series A-3 Preferred.			165,001	165,001
www.knowledgevision.com	Warrant for 46,743 Series A-3.			35,000	35,000
	$75,000 Subordinated Promissory Notes
	at 8% payable on demand of majority of
	holders after August 31, 2019.(e)			75,000	75,000
	$750,000 Term Note at 11% due April
	30, 2021.			750,000	750,000
	Total KnowledgeVision			1,575,001	1,025,001

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	351,477	1.1%

Microcision LLC (g)(m) Pennsauken Township, NJ. Manufacturer of	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December	9/24/09	15%			8.1%
precision machined medical implants,	31, 2024.			1,933,353	1,933,353
components and assemblies. (Manufacturing)	15% Class A Common Membership
www.microcision.com	Interest.			-	610,000
	Total Microcision			1,933,353	2,543,353

New Monarch Machine Tool, Inc. (g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and Proprietary Golf Balls utilizing breakthrough technology and innovation, inspiring golfers at all skill levels and abilities. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	1.0%

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	700,000	6.4%
Woburn, MA. Instrumentation company	274,299 Series A-1 Convertible Preferred.			504,710	250,000
producing portable analytical devices using XRF,	117,371 Series B Convertible Preferred.			250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.			175,000	175,000
compounds, minerals, and elements. (Manufacturing)	369,698 Series C-1 Convertible Preferred.			399,274	399,274
www.sciaps.com	147,059 Series D Convertible Preferred.			250,000	250,000
	Total SciAps			3,078,984	2,024,274

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Teleservices Solutions Holdings, LLC (e)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
(g)(m)	1,000,000 Class C Preferred Units.			1,190,680	-
Montvale, NJ. Customer contact center	80,000 Class D Preferred Units.			91,200	-
specializing in customer acquisition and retention	104,198 Class E Preferred Units.			104,198	-
for selected industries. (Contact Center)	PIK dividend for Series C and D at 12%
www.ipacesetters.com	and 14%, respectively.
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	11%	600,000	600,000	8.2%
Portland, ME. Cellular, fiber optic and wireless	21,391 Series C Preferred.			200,000	200,000
information systems, construction, and	70,176 Series D Preferred.			800,000	800,000
management. (Professional Services)	$800,000 Subordinated Promissory
www.tilsontech.com	Notes at 8% due December 1, 2022.			800,000	800,000
	$200,000 Subordinated Promissory
	Note at 8% due September 28, 2021.			200,000	200,000
	Total Tilson			2,600,000	2,600,000

Other Affiliate Investments:

G-TEC Natural Gas Systems(e) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	-	0.0%

SOMS Technologies, LLC (e)(g) (Consumer Products)	Membership Interest	12/2/08	9%	472,632	-	0.0%

Subtotal Affiliate Investments				$20,708,659	$17,026,091

Control Investments – 0.3% of net assets (l)

Advantage 24/7 LLC (g)	45% Membership Interest.	12/30/10	45%	$99,500	$99,500	0.3%
Williamsville, NY. Marketing program for wine
and spirits dealers. (Marketing Company) www.advantage24-7.com

Subtotal Control Investments				$99,500	$99,500

TOTAL INVESTMENTS – 110%				$38,292,143	$34,666,804
LIABILITIES IN EXCESS OF OTHER ASSETS – (10%)					(3,142,617)

NET ASSETS – 100%					$31,524,187

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

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments: Advantage 24/7
LLC	45% Membership Interest.	$99,500	$-	$-	$99,500	$-	$60,000
	Total Control Investments	$99,500	$-	$-	$99,500	$-	$60,000

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$359,000	$-	($359,000)	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	291,000		(29,723)	261,277
	$262,626.64 Convertible Secured Note at 8%	-	262,627	-	262,627	-	5,413
	Total BeetNPath	650,000	262,627	(388,723)	523,904	-	5,413

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	251,913

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

First Wave	$500,000 senior term notes at 10%.	250,000	-	(250,000)	-	(316,469)	-

Technologies, Inc.	$280,000 junior term notes at 10%.	-	-	-	-	-	-
	Warrant for 41,619 capital securities.	-	-	-	-	(22,000)	-
	670,443.2 Class A Common.	-	33,000	-	33,000	-	-
	Total First Wave	250,000	33,000	(250,000)	33,000	(338,469)	-

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	-	-	1,000,000	-	-
	$3,250,000 Promissory Notes at 8%.	2,903,779	481,807	-	3,385,586	-	348,512
	Warrant for 250,000 Common.	120,000	-	(82,500)	37,500	-	-
	Total Genicon	4,023,779	481,807	(82,500)	4,423,086	-	348,512

GiveGab, Inc.	5,084,329 Series Seed Preferred.	424,314	191,907	(616,221)	-	-	-

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	100,000	-	(100,000)	-	(1,125,673)	-

Intrinsiq Materials, Inc.	4,161,747 Series A Preferred.	400,000	-	(400,000)	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	-
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	$48,466 Convertible Promissory Note at 8%.	48,466	-	(48,466)	-	-	773
	Total Knoa	1,277,621	-	(48,466)	1,229,155	-	773

KnowledgeVision	200,000 Series A-1 Preferred.	-	-	-	-	-	-
Systems, Inc.	214,285 Series A-2 Preferred.	300,000	-	(300,000)	-	-	-
	129,033 Series A-3 Preferred.	165,001	-	-	165,001	-	-
	$75,000 Subordinated Promissory Notes at 8%	50,000	25,000		75,000		5,408
	$750,000 term note at 11%	-	750,000	-	750,000	-	60,241
	Warrant for 46,743 Series A-3.	35,000	-	-	35,000	-	-
	Total KnowledgeVision	550,001	775,000	(300,000)	1,025,001	-	65,649

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	-	-	351,477	-	-

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024.	1,914,140	19,213	-	1,933,353	-	230,559
	15% Class A Common Membership Interest.	-	610,000	-	610,000	-	-
	Total Microcision	1,914,140	629,213	-	2,543,353	-	230,559

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-	29,409

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2018 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2017 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2018 Fair Value	Net Realized (Losses)	Amount of Interest/ Dividend/ Fee Income (3) -
OnCore Golf	150,000 Series AA Preferred.	-	300,000	-	300,000	-	-
Technology, Inc.	$300,000 Subordinated Convertible Promissory notes at 6%.	300,000	-	(300,000)	-	-	27,370
	Total OnCore	300,000	300,000	(300,000)	300,000	-	27,370

SciAps, Inc.	187,500 Series A Convertible Preferred.	700,000	-	-	700,000	-	-
	274,299 Series A-1 Convertible Preferred.	250,000	-	-	250,000	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	250,000	-	-
	113,636 Series C Preferred.	175,000	-	-	175,000	-	-
	369,698 Series C-1 Preferred.	399,274	-	-	399,274	-	-
	147,059 Series D Convertible Preferred	-	250,000	-	250,000	-	-
	Total SciAps	1,774,274	250,000	-	2,024,274	-	-

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	528,348	-	(528,348)	-	-	-

Teleservices	250,000 Class B Preferred Units.	-	-	-	-	-	-
Solutions	1,000,000 Class C Preferred Units.	-	-	-	-	-	-
Holdings, LLC	80,000 Class D Preferred Units.	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

Tilson Technology	120,000 Series B Preferred.	600,000	-	-	600,000	-	20,000
Management, Inc.	21,391 Series C Convertible Preferred.	200,000	-	-	200,000	-	-
	70,176 Series D Preferred.	750,000	50,000	-	800,000	-	19,003
	$200,000 Subordinated Promissory Note at 8%.	200,000	-	-	200,000	-	16,000
	$800,000 Subordinated Promissory Note at 8%.	750,000	50,000	-	800,000	-	60,822
	Total Tilson	2,500,000	100,000	-	2,600,000	-	115,825

	Total Affiliate Investments	$17,016,795	$3,023,554	$(3,014,258)	$17,026,091	$(1,464,142)	$1,075,423
	Total Control and Affiliate Investments	$17,116,295	$3,023,554	$(3,014,258)	$17,125,591	$(1,464,142)	$1,135,423

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2019, 2018, 2017, 2016 and 2015

The following is a schedule of financial highlights for the years ended:

	2019	2018	2017	2016	2015
Per Share Data:
Income from investment operations (1):
Investment income	$0.36	$0.33	$0.23	$0.16	$0.45
Expenses	0.37	0.34	0.32	0.54	0.29
Investment (loss) gain before income taxes	(0.01)	(0.01)	(0.09)	(0.38)	0.16
Income tax (benefit) expense	(0.00)	(0.00)	(0.09)	(0.13)	0.02
Net investment (loss) gain	(0.01)	(0.01)	(0.00)	(0.25)	0.14
Issuance of common stock	3.24	0.00	0.00	0.00	0.00
Net realized and unrealized (loss) gain on investments	(0.29)	(0.05)	(0.11)	0.06	0.10
(Decrease) increase in net asset value	2.94	(0.06)	(0.11)	(0.19)	0.24
Net asset value, beginning of year, based on weighted average shares	4.99	5.05	5.16	5.35	5.11
Net asset value, end of year, based on weighted average shares	$7.92	$4.99	$5.05	$5.16	$5.35
Per share market value, end of year	$2.68	$2.50	$3.02	$3.16	$3.77
Total return based on market value	7.20%	(17.22)%	(4.43)%	(16.1)%	(7.8)%
Total return based on net asset value	(14.11)%	(1.24)%	(2.18)%	(3.62)%	4.64%
Supplemental Data:
Ratio of expenses before income taxes to average net assets(2)	7.70%	6.92%	6.23%	10.23%	5.49%
Ratio of expenses including taxes to average net assets (2)	6.00%	5.73%	6.29%	8.48%	7.89%
Ratio of net investment (loss) gain to average net assets (2)	(0.24)%	(0.22)%	(0.06)%	(3.62)%	2.55%
Portfolio turnover	8.8%	7.4%	18.1%	18.4%	21.4%
Net assets end of year	$53,628,516	$31,524,187	$31,918,685	$32,629,363	$33,853,660
Weighted average shares outstanding, end of year	7,532,034	6,321,988	6,321,988	6,325,792	6,328,538

(1) Per share data are based on weighted average shares outstanding and results are rounded.

(2) Average net assets are computed on a quarterly basis for 2019.

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

On January 24, 2019 the Corporation entered into a Stock Purchase Agreement with East Asset Management, LLC (“East”). Pursuant to the terms of the Stock Purchase Agreement, at the closing of the transaction on November 8, 2019 (the “Closing”), East purchased 8,333,333 shares (the “Shares”) of Rand’s common stock, par value $0.10 per share, at a purchase price of $3.00 per Share for an aggregate purchase price of $25 million (the “Stock Purchase”), which consideration was paid to Rand in cash of $15.5 million and partially through the contribution of $9.5 million in existing loans and other securities (the “Contributed Assets”). At the Closing, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) with Rand Capital Management, LLC (“RCM”) pursuant to which RCM serves as Rand’s external investment adviser. Rand also entered into an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s administrator. In connection with the completion of this transaction, Rand expects to accelerate its shift to an investment strategy focused on higher yielding debt investments and anticipates electing U.S. federal tax treatment as a regulated investment company (“RIC”) during 2020. In connection with the RIC election, Rand intends to pay a special dividend to shareholders which was announced on March 3, 2020, and intends to adopt a new dividend policy going forward that may include regular cash dividends to shareholders. In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019 Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (“Blocker Corp’s”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated for U.S. GAAP financial reporting purposes.

The following discussion describes the operations of Rand and its wholly-owned subsidiaries Rand SBIC, Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (collectively, the “Corporation”).

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of SBA Debentures - In September 2019, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.283%, excluding a mandatory SBA annual charge of 0.094%, resulting in a total estimated fixed rate for ten years of 2.377%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if RCM’s assumptions and judgments differ from results of actual liquidation events. (See Note 2 “Investments.”)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition - Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a financing and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $69,252, $41,872 and $24,091 for the years ended December 31, 2019, 2018 and 2017, respectively, and is estimated to be approximately $11,000 in 2020, $9,000 in 2021 and $6,000 in 2022. The board fees were $1,000, $2,000 and $1,000 for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, the Corporation recorded non-recurring fees in the amount of $387,500 that represented closing and incentive fees and a change of control fee. During the year ended December 31, 2018, the Corporation recorded a debt modification fee of approximately $142,000.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $40,767, $39,653 and $32,129 in OID income for the years ended December 31, 2019, 2018 and 2017, respectively. OID income is estimated to be approximately $16,000 for 2020.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 5 “SBA Debenture Obligations”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $37,000 for the year ended December 31, 2019 and $27,400 for each of the years ended December 31, 2018 and 2017, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average $30,000 per year.

Net Assets Per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes refunded (paid) during the years ended December 31, 2019, 2018 and 2017 amounted to $728,523, $26,448 and ($486,769), respectively. Interest paid during the years ended December 31, 2019, 2018 and 2017 was $339,605, $282,875 and $282,875, respectively. During 2019, 2018 and 2017, the Corporation converted $595,286, $609,817 and $269,445, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. Management does not anticipate non-performance by the banks.

As of December 31, 2019, 54% of the Corporation’s total investment value was held in debt and equity securities of five portfolio companies. As of December 31, 2018, 45% of the Corporation’s total investment value was held in debt and equity securities in five portfolio companies.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2019
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	8%
Outmatch (Outmatch)	6%

December 31, 2018
Genicon, Inc. (Genicon)	13%
eHealth Global Technologies, Inc. (eHealth),	10%
ACV Auctions, Inc. (ACV)	8%
Tilson Technology Management, Inc. (Tilson)	7%
Microcision, LLC. (Microcision)	7%

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

SBA Debenture - The Corporation had $11,000,000 and $8,750,000 in outstanding SBA debentures at December 31, 2019 and December 31, 2018, respectively, with a weighted average interest rate of 3.45% as of December 31, 2019. The $11,000,000 in outstanding SBA debentures matures from 2022 through 2029.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Developments

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), resulting in various disclosures related to fair value measurements being eliminated, modified or supplemented. ASU 2018-13 is effective for interim and annual periods beginning after December 15, 2019, with an option to early adopt any eliminated or modified disclosures, and to delay adoption of the additional disclosures, until the effective date.

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

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

●	Loan and debt securities are valued at cost when it is representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. However, they may be valued at an amount other than cost given the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

●	Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. To the extent the value exceeds the remaining principal amount of the debt or loan securities of the portfolio company, the fair value of such securities is generally estimated to be their cost. However, where value is less than the remaining principal amount of the loan and debt securities, the Corporation may discount the value of an equity security. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs a cash flow and discounting methodology to value an investment.

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

There were no Level 1 or 2 investments as of December 31, 2019 or December 31, 2018.

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using information from these portfolio companies, which may include:

●	Audited and unaudited statements of operations, balance sheets and operating budgets;
●	Current and projected financial, operational and technological developments of the portfolio company;
●	Current and projected ability of the portfolio company to service its debt obligations;
●	The current capital structure of the business and the seniority of the various classes of equity if a deemed liquidation event were to occur;
●	Pending debt or capital restructuring of the portfolio company;
●	Current information regarding any offers to purchase the investment, or recent fundraising transactions;
●	Current ability of the portfolio company to raise additional financing if needed;
●	Changes in the economic environment which may have a material impact on the operating results of the portfolio company;
●	Internal circumstances and events that may have an impact (both positive and negative) on the operating performance of the portfolio company;
●	Qualitative assessment of key management;
●	Contractual rights, obligations or restrictions associated with the investment; and
●	Other factors deemed relevant to assess valuation.

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

For investments made within the last year, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing the Corporation to depart from this basis.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2019:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals

Non-Control/Non-Affiliate Equity	$-	$1,452,732	$2,645,496	$8,605,983	$12,704,211
Non-Control/Non-Affiliate Loan and Debt	500,000	2,363,235	602,569	8,699,342	12,165,146
Total Non-Control/Non-Affiliate	$500,000	$3,815,967	$3,248,065	$17,305,325	$24,869,357

Affiliate Equity	$1,750,000	$22,841	$2,503,429	$4,822,512	$9,098,782
Affiliate Loan and Debt	-	750,000	-	2,302,653	3,052,653
Total Affiliate	$1,750,000	$772,841	$2,503,429	$7,125,165	$12,151,435

Total Level 3 Investments	$2,250,000	$4,588,808	$5,751,494	$24,430,490	$37,020,792

Range	4.5X – 5.0XX	1X	1X-4X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	4.6X	1X	3.1X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,570,692	$-	$-	$1,570,692
Debt investments	13,647,107	-	-	13,647,107
Equity investments	21,802,993	-	-	21,802,993
Total	$37,020,792	$-	$-	$37,020,792

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	-	-	40,500	40,500
Gemcor II LLC (Gemcor)	-	-	39,893	39,893
Microcision LLC (Microcision)	-	-	1,510,000	1,510,000
SOMS Technologies, LLC (SOMS)	-	-	(472,632)	(472,632)
Total Realized Gains	-	-	1,117,761	1,117,761

Total Change in Unrealized Depreciation included in net change in net assets from operations:
ACV Auctions, Inc. (ACV)	-	-	3,754,908	3,754,908
BeetNPath, LLC (Beetnpath)	-	(262,627)	(261,277)	(523,904)
Empire Genomics, LLC (Empire Genomics)	-	(249,661)	-	(249,661)
Genicon, Inc. (Genicon)	-	(3,239,757)	(1,037,500)	(4,277,257)
Mercantile Adjustment Bureau, LLC (Mercantile)	-	(200,000)	-	(200,000)
Mezmeriz, Inc. (Mezmeriz)	-	-	(351,477)	(351,477)
Microcision	-	-	(610,000)	(610,000)
Open Exchange, Inc. (formerly KnowledgeVision Systems, Inc. (Open Exchange)	-	-	(200,001)	(200,001)
PostProcess Technologies, Inc. (Post Process)	-	-	122,728	122,728
Rheonix, Inc. (Rheonix)	-	-	(1,500,000)	(1,500,000)
SciAps, Inc. (Sciaps)	-	-	(950,000)	(950,000)
SocialFlow, Inc. (Socialflow)	-	-	(1,321,300)	(1,321,300)
SOMS	-	-	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	-	-	1,860,000	1,860,000
Total Change in Unrealized Depreciation	-	(3,952,045)	(21,287)	(3,973,332)

Purchases and additions of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	-	-	140,000
AIKG LLC (Andretti) *	-	4,398,125	-	4,398,125
Empire Genomics	-	75,481	-	75,481
Filterworks Acquisition USA, LLC *	-	2,302,653	562,500	2,865,153
Genicon	-	604,172	-	604,172
GoNoodle, Inc. (GoNoodle)	-	1,511,177	38	1,511,215
HDI Acquisition LLC (Hilton Displays) *	-	1,249,539	-	1,249,539
Mattison Avenue Holdings LLC (Mattison) *	-	1,036,678	-	1,036,678
Microcision LLC (Microcision)	-	19,405	-	19,405
Open Exchange	150,000	-	126,939	276,939
Post Process	-	-	48,875	48,875
Tech 2000, Inc. (Lumious)	-	250,000	-	250,000
Tilson	-	-	500,012	500,012
Total Purchases and additions of Securities/Changes to Securities/Non-cash conversions	290,000	11,447,230	1,238,364	12,975,594

Repayments and Sale of Securities:
Advantage 24/7	(75,000)	-	(140,000)	(215,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	-	-	(3,500,000)
Gemcor	-	-	(39,893)	(39,893)
GoNoodle	-	(1,048,382)	-	(1,048,382)
Microcision	-	(452,760)	(1,510,000)	(1,962,760)
Tilson	-	(1,000,000)	-	(1,000,000)
Total Repayments and Sale of Securities	(3,575,000)	(2,501,142)	(1,689,893)	(7,766,035)
Transfers within Level 3	(80,085)	(744,915)	825,000	-
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

* The investment in these portfolio companies was acquired as part of the East purchase of the Corporation’s common shares in November 2019.

Change in unrealized depreciation on investments for the period included in changes in net assets	$(3,973,332)
Net realized gain on investments for the period included in changes in net assets	$1,117,761

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2018:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals

Non-Control/Non-Affiliate Equity	$-	$25	$2,645,496	$7,968,502	$10,614,023
Non-Control/Non-Affiliate Debt	$700,000	5,316,413	-	910,777	6,927,190
Total Non-Control/Non-Affiliate	$700,000	$5,316,438	$2,645,496	$8,879,279	$17,541,213

Affiliate Equity	$2,360,000	$22,841	$4,690,930	$2,545,754	$9,619,525
Affiliate Debt	1,933,353	-	3,385,586	2,087,627	7,406,566
Total Affiliate	$4,293,353	$22,841	$8,076,516	$4,633,381	$17,026,091

Control Equity	$-	$-	$-	$99,500	$99,500
Total Control	$-	$-	$-	$99,500	$99,500
Total Level 3 Investments	$4,993,353	$5,339,279	$10,722,012	$13,612,160	$34,666,804

Range	3.9X-7X	1X	1X-4.0X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	5.3X	1X	2.6X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2018:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,935,777	$-	$-	$4,935,777
Debt investments	9,397,979	-	-	9,397,979
Equity investments	20,330,048	-	-	20,330,048
Total	$34,666,804	$-	$-	$34,666,804

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2017, of Level 3 Assets	$3,550,000	$10,096,244	$18,637,818	$32,284,062

Realized loss included in net change in net assets from operations:
First Wave Products Group, LLC (First Wave)	-	(316,469)	(22,000)	(338,469)
Intrinsiq Material, Inc. (Intrinsiq)	-	-	(1,125,673)	(1,125,673)
Total Realized Losses	-	(316,469)	(1,147,673)	(1,464,142)

Unrealized Gains and Losses included in net change in net assets from operations:
ACV Auctions, Inc. (ACV Auctions)	-	-	2,494,551	2,494,551
BeetNPath, LLC (Beetnpath)	-	-	(388,723)	(388,723)
Empire Genomics, LLC (Empire Genomics)	-	(901,360)	-	(901,360)
First Wave	-	66,469	55,000	121,469
Genicon, Inc. (Genicon)	-	-	(82,500)	(82,500)
GiveGab, Inc. (Givegab)	-	-	191,907	191,907
G-TEC Natural Gas Systems (G-tec)	-	-	(100,000)	(100,000)
Intrinsiq	-	-	725,673	725,673
KnowledgeVision Systems, Inc. (Knowledgevision)	-	-	(300,000)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	-	(249,040)	-	(249,040)
Microcision LLC (Microcision)	-	-	610,000	610,000
OnCore Golf Technology, Inc. (Oncore Golf)	-	-	(77,712)	(77,712)
Rheonix, Inc. (Rheonix)	-	-	(735,999)	(735,999)
SOMS Technologies, LLC (SOMS)	-	-	(528,348)	(528,348)
Total Unrealized Gains and Losses	-	(1,083,931)	1,863,849	779,918

Purchases of Securities/Changes to Securities/Non-cash conversions:
BeetNPath, LLC (Beetnpath)	-	262,627	-	262,627
Centivo Corporation (Centivo)	-	-	201,342	201,342
Empire Genomics	-	348,287	-	348,287
Genicon, Inc. (Genicon)	-	481,806	-	481,806
GoNoodle, Inc. (GoNoodle)	-	10,333	-	10,333
Knowledgevision	775,000	-	-	775,000
Microcision LLC (Microcision)	-	19,213	-	19,213
Oncore Golf	-	-	77,712	77,712
SciAps, Inc. (Sciaps)	-	-	250,000	250,000
Tech 2000, Inc. (Tech 2000)	610,777	-	-	610,777
Tilson Technology Management, Inc. (Tilson)	-	50,000	50,000	100,000
Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,385,777	1,172,266	579,054	3,137,097

Repayments and Sale of Securities:
Empire Genomics	-	(21,665)	-	(21,665)
Knoa Software, Inc. (Knoa)	-	(48,466)	-	(48,466)
Total Repayments and Sale of Securities	-	(70,131)	-	(70,131)

Transfers within Level 3	-	(400,000)	400,000	-
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804

Change in unrealized depreciation on investments for the period included in changes in net assets	$779,918
Net realized loss on investments for the period included in changes in net assets	$(994,295)

NOTE 3. - OTHER ASSETS

Other assets was comprised of the following at December 31:

	2019	2018
Dividend receivable	$256,542	$-
Prepaid expenses	8,290	-
Operating receivables	546	11,428
Equipment (net)	-	262
Total other assets	$265,378	$11,690

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. - INCOME TAXES

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2019 and 2018 are approximately as follows:

	2019	2018
Operations	$(176,000)	$(50,000)
Investments	1,341,000	504,000
NOL & tax credit carryforwards	113,000	145,000
Valuation allowance	(74,000)	(74,000)
Deferred tax asset, net	$1,204,000	$525,000

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

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2019	2018	2017
Current:
Federal	$55,677	$(411,509)	$(490,730)
State	11,402	8,400	(104,556)
	67,079	(403,109)	(595,286)
Deferred:
Federal	(633,735)	110,426	601,777
State	(45,265)	(83,761)	11,524
	(679,000)	26,665	613,301
Total	$(611,921)	$(376,444)	$18,015

A reconciliation of the (benefit) expense for income taxes at the federal statutory rate to the expense reported is as follows:

	2019	2018	2017
Net investment (loss) gain, realized gain and unrealized (loss) gain before income taxes	$(2,901,591)	$(770,942)	$(692,663)

Expected tax benefit at statutory rate	$(609,334)	$(161,898)	$(235,505)
State - net of federal effect	(27,920)	(57,110)	(59,906)
Pass-through expense (benefit) from portfolio investment	20,251	24,075	(3,536)
Dividend received deduction	(10,491)	(13,946)	(11,659)
Federal Act Rate Change	-	(164,395)	346,292
Other	15,573	(3,170)	(17,671)
Total	$(611,921)	$(376,444)	$18,015

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2019 and 2018, the Corporation had $0 and $755,514, respectively, of federal net operating loss carryforwards and no capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $995,747 and $1,501,811 at December 31, 2019 and 2018, respectively. The related deferred tax asset has a valuation allowance of $74,000 and $74,000 at December 31, 2019 and 2018, respectively, on the Pennsylvania net operating loss, which is not expected to be utilized. For state tax purposes the Corporation has a Georgia Employer’s Jobs Tax Credit carryforward of $45,411 and $49,619 at December 31, 2019 and 2018, respectively and this credit expires in the next five to ten years.

Under the provisions of Section 382 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the IRC. Prior to the completion of the transaction with East in November 2019, the Corporation was able to utilize the remaining federal net operating losses. However, state net operating losses may be subject to similar limitations.

The Corporation will elect to be treated as a RIC beginning with the 2020 tax year under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Corporation will be required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Corporation intends to make the requisite distributions to its shareholders, which will generally relieve the Corporation from U.S. federal income taxes with respect to all income distributed to its shareholders. In accordance with U.S.GAAP, a net deferred tax asset of $1,550,000 will be eliminated as of the RIC election date.

Certain investments which generate non-qualifying income for a RIC have been placed in blocker corporations. These blocker corporations will be subject to federal and state income taxes and the deferred liability related to these investments of $346,000 will be recorded by the blocker corporations.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through 2019.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2019, 2018 and 2017 were de minimus and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2019, 2018, and 2017.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - SBA DEBENTURE OBLIGATIONS

At December 31, 2019 and 2018, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $11,000,000 and $8,750,000, respectively. The weighted average interest rate, including the SBA annual fee, at December 31, 2019 was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10 year maturity date. As of December 31, 2019, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at December 31, 2019 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000
Total Outstanding	$11,000,000

The Corporation is required to pre-pay a SBA commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. The Corporation paid a commitment fee of $60,000 to the SBA during the year ended December 31, 2018 to secure $6,000,000 in SBA leverage through September 30, 2023. The Corporation paid $54,562 in leverage fees to the SBA during the year ended December 31, 2019 related to the drawdown of $2,250,000 in SBA leverage. The Corporation paid $18,188 in leverage fees to the SBA during the year ended December 31, 2018 in conjunction with the drawdown of $750,000 in SBA leverage.

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

	December 31, 2019	December 31, 2018
Debentures guaranteed by the SBA	$11,000,000	$8,750,000
Less unamortized issue costs	(213,087)	(195,557)
Debentures guaranteed by the SBA, net	$10,786,913	$8,554,443

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2019 and 2018, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On October 24, 2019, the Board of Directors approved the repurchase authorization for up to 1,541,046 shares of the Corporation’s outstanding common stock on the open market through October 25, 2020 at prices that are no greater than the then current net asset value. No shares were repurchased during the years ended December 31, 2019 or 2018. At December 31, 2019 and 2018 the total treasury shares held was 541,046 shares with a total cost of $1,469,105.

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
January 1, 2018	$686,304	$10,581,789	$(1,597,146)	$27,215,738	$(3,498,895)	$(1,469,105)	$31,918,685

Net investment loss	-	-	(68,406)	-	-	-	(68,406)
Net realized loss on sales and dispositions of investments	-	-	-	(994,295)	-	-	(994,295)
Net change in unrealized depreciation on investments	-	-	-	-	668,203	-	668,203
December 31, 2018	$686,304	$10,581,789	$(1,665,552)	$26,221,443	$(2,830,692)	$(1,469,105)	$31,524,187
Net investment loss	-	-	(85,697)	-	-	-	(85,697)
Net realized gain on sales and dispositions of investments	-	-	-	861,838	-	-	861,838
Net change in unrealized depreciation on investments	-	-	-	-	(3,065,811)	-	(3,065,811)
Issuance of common stock, net	833,333	23,560,666	-	-	-	-	24,393,999
December 31, 2019	$1,519,637	$34,142,455	$(1,751,249)	$27,083,281	$(5,896,503)	$(1,469,105)	$53,628,516

NOTE 7. - EMPLOYEE BENEFIT PLANS

The Corporation had a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provided a base contribution of 1% for eligible employees and also provided up to 5% matching contributions. The Corporation’s contributions to the 401K Plan amounted to $45,077, $45,990 and $29,199 for the years ended December 31, 2019, 2018 and 2017, respectively. Effective November 8, 2019, the Corporation entered into the Investment Management Agreement and the Administration Agreement with Rand Capital Management, LLC (“RCM”) and, all employees transferred to RCM as of this date, and RCM assumed the obligations for the 401K plan expenses on a going forward basis as all employees are now employees of RCM.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation did not record any expense under the Plan for the years ended December 31, 2019, 2018 or 2017.

NOTE 8. - COMMITMENTS AND CONTINGENCIES

The Corporation has a lease for office space which expires in December 2020. Rent expense under this operating lease for the years ended December 31, 2019, 2018 and 2017 was $18,700, $20,100 and $19,800, respectively. Effective November 8, 2019, the Corporation’s external investment advisor, RCM, assumed the expense for the office lease.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect on the Corporation’s consolidated financial statements to be immaterial.

NOTE 9. - QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2019
Investment income	$984,925	$437,355	$583,046	$719,370
Net increase (decrease) in net assets from operations	$1,481,352	$(2,878,888)	$(1,347,549)	$455,415
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding	$0.13	$(0.46)	$(0.21)	$0.07

2018
Investment income	$668,325	$662,302	$413,518	$362,809
Net increase (decrease) in net assets from operations	$936,511	$(179,302)	$(631,294)	$(520,413)
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding	$0.15	$(0.03)	$(0.10)	$(0.08)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2019	2018	2017
Balance at beginning of year	$(161,000)	$(161,000)	$(161,000)
Provision for losses	(5,413)	-	-
Balance at end of year	$(166,413)	$(161,000)	$(161,000)

NOTE 11. – RELATED PARTY TRANSACTIONS

Investment Management Agreement

Effective with the completion of the Stock Purchase with East in November 2019, Rand Capital Management, LLC (“RCM”), a registered investment adviser, has been retained by the Corporation as its external investment adviser and administrator. Under the Investment Management Agreement, the Corporation will pay RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the year ended December 31, 2019, $85,483 in Base Management Fees was earned by RCM. As of December 31, 2019, the Corporation had $49,359 payable for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, the Corporation had $1,205 payable to RCM for the expenses associated with the Administration Agreement.

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net Investment Income” (as defined in the agreement) for the immediately preceding calendar quarter, subject to a hurdle rate of 1.75% per quarter (7% annualized) and is payable promptly following the filing of the Corporation’s financial statements for such quarter.

The Corporation pays RCM an Incentive Fee with respect to their Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

(i)	no Income Based Fee in any quarter in which the Pre-Incentive Fee Net Investment Income for such quarter does not exceed the hurdle rate of 1.75% (7.00% annualized);

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(ii)	100% of the Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such calendar quarter, if any, that exceeds the hurdle rate of 1.75% (7.00% annualized) but is less than 2.1875% (8.75% annualized); and
(iii)	20% of the amount of the Pre-Incentive Fee Net Investment Income for any calendar quarter with respect to that portion of the Pre-Incentive Fee Net Investment Income for such calendar quarter, if any, that exceeds 2.1875% (8.75% annualized).

The Income Based Fee paid to RCM for any calendar quarter that begins more than two years and three months after the effective date of the Investment Management Agreement shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the lesser of (1) the number of quarters immediately preceding such calendar quarter that began more than two years after the effective date of the Investment Management Agreement or (2) the eleven calendar quarters immediately preceding such calendar quarter.

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Income Based Fee to RCM for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Income Based Fee to RCM equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period and (2) aggregate capital gains, whether realized or unrealized, in such period.

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security by security basis, and shall become payable to the Adviser only if, as, when and to the extent cash is received by us in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed by us in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. Subsequent payments of Accrued Unpaid Income Based Fees deferred pursuant to this paragraph shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2019 there were no Incentive Fees earned under the Investment Management Agreement.

The second part of the Incentive Fee is the “Capital Gains Fee”. This fee will be determined and payable in arrears as of the end of each calendar year, commencing with the calendar year ended on December 31, 2019. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the cumulative aggregate realized capital gains, in each case calculated from the effective date of the Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

For purposes of the Capital Gains Fee:

●	The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Corporations portfolio when sold and (b) the accreted or amortized cost basis of such investment.

●	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

●	The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

As of December 31, 2019, there were no Capital Gains Fees earned or payable to RCM under the Investment Management Agreement.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Administration Agreement

In connection with the Closing, the Corporation entered into an Administration Agreement with the RCM. Under the terms of the Administration Agreement, RCM agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for the Corporation’s operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as RCM, subject to review by the Corporation’s Board of Directors, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. RCM shall also, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

RCM is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, RCM assists us in determining and publishing the Corporation’s net asset value (NAV), overseeing the preparation and filing of our tax returns, and the printing and dissemination of reports to shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered by others. RCM provides, on the Corporation’s behalf, managerial assistance to those portfolio companies that have accepted its offer to provide such assistance.

As of December 31, 2019 and 2018, the Corporation recorded $1,205 and $0, respectively, in accrued expenses and other liabilities on its Consolidated Statement of Financial Position for reimbursement of expenses owed to RCM under the Administration Agreement.

NOTE 12. – SUBSEQUENT EVENT

On March 3, 2020, the Board of Directors of the Corporation declared a special dividend of $1.62 per share of Common Stock, in connection with its plans to elect to become a RIC. The special dividend will be paid in a combination of cash and shares of Common Stock to shareholders of record at the close of business on April 2, 2020. The total amount of cash to be distributed to all shareholders will be limited to 20% of the total dividend to be paid, excluding any cash paid for fractional shares. The remaining 80% of the dividend will be paid in shares of Common Stock. The exact distribution of cash and stock to any given shareholder will depend on their election as well as elections of other shareholders, subject to the pro-rata limitation. The Corporation expects to complete the distribution of the special dividend on or about May 11, 2020.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2019

New and contributed investments:	Cost Increase (Decrease)	Realized Gain
AIKG LLC (Andretti)	$4,398,125	$-
Filterworks Acquisition USA, LLC (Filterworks)	2,865,152	-
GoNoodle, Inc. (GoNoodle)	1,500,037	-
HDI Acquisition LLC (Hilton Displays)	1,249,539	-
Mattison Avenue Holdings LLC(Mattison)	1,036,678	-
Tilson Technology Management, Inc. (Tilson)	500,012	-
Genicon Inc. (Genicon)	250,000	-
Tech 2000, Inc. (Tech 2000)	250,000	-
Open Exchange, Inc. (formerly KnowledgeVision) (Open Exchange)	150,000	-
Advantage 24/7 LLC (Advantage 24/7)	140,000	-
Total of new and contributed investments	12,339,543

Other changes to investments:
Genicon interest conversion and OID amortization	354,172	-
Open Exchange interest conversion	126,939	-
Empire Genomics interest conversion	75,481	-
PostProcess Technologies, Inc. (Post Process) interest conversion	48,875	-
Microcision LLC (Microcision) interest conversion	19,406	-
GoNoodle interest conversion	11,177	-
Total of other changes to investments	636,050

Investments repaid, sold or liquidated:
eHealth Global Technologies, Inc. (eHealth) repayment	(3,500,000)	-
GoNoodle repayment	(1,048,382)	-
Tilson repayment	(1,000,000)	-
SOMS Technologies, LLC (SOMS) realized loss	(472,632)	(472,632)
Microcision repayment	(452,760)	1,510,000
Advantage 24/7 repayment and realized gain	(174,500)	40,500
Gemcor II LLC (Gemcor) distribution	-	39,893
Total of investments repaid, sold or liquidated	(6,648,274)	1,117,761

Net change in investments, at cost	$6,327,319	$1,117,761

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements, and the financial highlights schedule for each of the five years in the period ended December 31, 2019 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, and the financial highlights for each of the five years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2019 and 2018, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2019 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2019 is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Corporation’s auditor since 2003.

Buffalo, New York

March 9, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2019.

Management Report on Internal Control Over Financial Reporting. The executive officers of the Corporation are responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is a process designed to provide reasonable assurance to the Corporation’s executive officers and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on its assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting. On November 8, 2019, we entered into the Investment Management Agreement and became an externally-managed BDC managed by RCM, our Adviser. In connection with becoming an externally-managed BDC, each member of Rand’s management and staff became employees of RCM, and began operating under operational policies and procedures established by RCM. We historically relied on our internal employees for all of our business functions, including investment origination, monitoring, portfolio servicing, accounting and management functions, all of which are now performed by RCM, including services related to our internal control over financial reporting. We consider the changes described above to be material changes in our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the Corporation’s most recent year that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “ PROPOSAL 1—ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2020 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2020 Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “DIRECTOR COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2020 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2020 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14. Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2020 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2019 and 2018

Consolidated Statements of Operations for the three years in the period ended December 31, 2019

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2019

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2019

Consolidated Schedule of Portfolio Investments as of December 31, 2019

Consolidated Schedule of Portfolio Investments as of December 31, 2018

Financial Highlights Schedule for the five years in the period ended December 31, 2019

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2019

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the Note 11 to the consolidated financial statements.

b)	The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(3.1)(ii)	Certificate of Amendment to the Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(3.1)(iii)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 2, 2016. (File No. 814-00235).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed with the New York Department of State on December 18, 2008, incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc., incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(4.1)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(4.2)#	Description of Securities of Rand Capital Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended.

(10.1)	Certificate of Merger of Rand Capital SBIC, L.P. and Rand Capital Management, LLC into Rand Merger Corporation, as filed with the New York Department of State on December 18, 2008, incorporated by reference to Exhibit 1(b) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(10.2)	Stock Purchase Agreement, dated as of January 24, 2019, by and among East Asset Management LLC, Rand Capital Corporation and, solely for purposes of being bound by Sections 7.10 and 10.9(a) and (b) thereof, Rand Capital Management, LLC, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on January 25, 2019.

(10.3)	Investment Advisory and Management Agreement, dated as of November 8, 2019, by and between Rand Capital Corporation and Rand Capital Management, LLC, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(10.4)	Administration Agreement, dated as of November 8, 2019, by and between Rand Capital Corporation and Rand Capital Management, LLC, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(10.5)	Shareholder Agreement, dated as of November 8, 2019, by and between Rand Capital Corporation and East Asset Management, LLC, incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(10.6)*	Cancellation Agreement, dated as of November 8, 2019, by and between Rand Capital Corporation and Allen F. Grum, incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(10.7)*	Cancellation Agreement, dated as of November 8, 2019, by and between Rand Capital Corporation and Daniel P. Penberthy, incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(21.1)#	Subsidiaries of Rand Capital Corporation.

(31.1)#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32.1)#	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation.

# Filed herewith.
* Management contract or compensatory plan.

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2020	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum
Allen F. Grum / President	March 9, 2020

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy
Daniel P. Penberthy / Treasurer	March 9, 2020

(iii) Directors:

/s/ Benjamin E. Godley
Benjamin E. Godley/ Director	March 9, 2020

/s/ Allen F. Grum
Allen F. Grum / Director	March 9, 2020

/s/ Adam S. Gusky
Adam S. Gusky / Director	March 9, 2020

/s/ Erland E. Kailbourne
Erland E. Kailbourne / Director	March 9, 2020

/s/ Robert M. Zak
Robert M. Zak / Director	March 9, 2020

