Form 10-Q
period 2020-03-31
RAND CAPITAL CORP
filed 2020-05-11
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 14,655,321 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
Investments at fair value:
Affiliate investments (cost of $20,562,778 and $19,035,446, respectively)	$13,168,576	$12,151,435
Non- Control/Non-Affiliate investments (cost of $23,738,493 and $25,584,017, respectively)	22,805,701	24,869,357
Total investments, at fair value (cost of $44,301,271 and $44,619,463, respectively)	35,974,277	37,020,792
Cash and cash equivalents	29,100,903	25,815,720
Interest receivable (net of allowance of $166,413)	138,589	142,265
Deferred tax asset	-	1,204,198
Prepaid income taxes	39,716	343,096
Other assets	129,271	265,378

Total assets	$65,382,756	$64,791,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,796,332	$10,786,913
Accounts payable and accrued expenses	266,316	258,437
Deferred tax payable	227,622	-
Profit sharing and bonus payable	-	80,000
Deferred revenue	33,833	37,583
Total liabilities	11,324,103	11,162,933
Commitments and contingencies (See Note 5)

Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued 15,196,367; shares outstanding 14,655,321	1,519,637	1,519,637
Capital in excess of par value	34,142,455	34,142,455
Accumulated net investment loss	(1,212,828)	(1,751,249)
Undistributed net realized gain on investments	29,476,732	27,083,281
Net unrealized depreciation on investments	(8,398,238)	(5,896,503)
Treasury stock, at cost: 541,046 shares	(1,469,105)	(1,469,105)
Total stockholders’ equity (net assets) (per share – 3/31/20: $3.69, 12/31/19: $3.66)	54,058,653	53,628,516
Total liabilities and stockholders’ equity (net assets)	$65,382,756	$64,791,449

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Investment income:
Interest from portfolio companies:
Affiliate investments	$138,846	$208,715
Non-Control/Non-Affiliate investments	396,855	197,250
Total interest from portfolio companies	535,701	405,965

Interest from other investments:
Non-Control/Non-Affiliate investments	83,250	17,811
Total interest from other investments	83,250	17,811

Dividend and other investment income:
Affiliate investments	13,125	34,625
Total dividend and other investment income	13,125	34,625

Fee income:
Affiliate investments	1,250	4,247
Non-Control/Non-Affiliate investments	2,500	256,722
Total fee income	3,750	260,969
Total investment income	635,826	719,370
Expenses:
Base management fee (see Note 8)	140,377	-
Interest on SBA obligations	104,190	99,124
Professional fees	179,119	226,655
Stockholders and office operating	51,545	61,255
Directors’ fees	28,375	28,624
Insurance	10,668	9,601
Corporate development	1,874	18,460
Other operating	358	1,584
Salaries	-	181,500
Employee benefits	-	62,932
Total expenses	516,506	689,735
Net investment gain before income taxes	119,320	29,635
Income tax (benefit) expense	(419,101)	6,868
Net investment gain	538,421	22,767

Net realized gain on sales and dispositions of investments:
Control investments	-	40,500
Non-Control/Non-Affiliate investments	2,393,451	-
Income tax expense	-	9,369
Net realized gain on sales and dispositions of investments	2,393,451	31,131
Net change in unrealized depreciation on investments:
Affiliate investments	(510,191)	1,043,595
Non-Control/Non-Affiliate investments	(218,132)	(521,300)

Change in unrealized depreciation before income taxes	(728,323)	522,296
Deferred income tax expense	1,773,412	120,779
Net change in unrealized depreciation on investments	(2,501,735)	401,517

Net realized and unrealized (loss) gain on investments	(108,284)	432,648
Net increase in net assets from operations	$430,137	$455,415
Weighted average shares outstanding	14,655,321	6,321,988
Basic and diluted net increase in net assets from operations per share	$0.03	$0.07

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019

Net assets at beginning of period	$53,628,516	$31,524,187

Net investment gain	538,421	22,767
Net realized gain on sales and dispositions of investments	2,393,451	31,131
Net change in unrealized depreciation on investments	(2,501,735)	401,517
Net increase in net assets from operations	430,137	455,415
Net assets at end of period	$54,058,653	$31,979,602
Accumulated net investment loss	$(1,212,828)	$(1,642,785)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash flows from operating activities:
Net increase in net assets from operations	$430,137	$455,415
Adjustments to reconcile net increase in net assets to net cash provided by operating activities:
Investments in portfolio companies	(1,740,188)	(650,012)
Proceeds from sale of portfolio investments	4,538,947	-
Proceeds from loan repayments	-	3,500,000
Net realized gain on portfolio investments	(2,393,451)	(40,500)
Change in unrealized depreciation on investments before income taxes	728,323	(522,296)
Deferred income tax expense	1,431,820	99,737
Depreciation and amortization	9,418	8,842
Original issue discount amortization	(15,691)	(10,191)
Non-cash conversion of debenture interest	(71,425)	(101,398)
Changes in operating assets and liabilities:
Decrease in interest receivable	3,676	8,318
Decrease (increase) in other assets	136,104	(326,882)
Decrease in prepaid income taxes	303,380	292,588
Increase (decrease) in accounts payable and accrued expenses	7,879	(91,676)
Decrease in profit sharing and bonus payable	(80,000)	(125,000)
Decrease in deferred revenue	(3,746)	(31,469)
Total adjustments	2,855,046	2,010,061
Net cash provided by operating activities	3,285,183	2,465,476

Cash flows from financing activities:
Proceeds from SBA debentures	-	2,250,000
Origination costs to SBA	-	(54,563)
Net cash provided by financing activities	-	2,195,437

Net increase in cash and cash equivalents	3,285,183	4,660,913
Cash and cash equivalents:
Beginning of period	25,815,720	4,033,792
End of period	$29,100,903	$8,694,705

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 42.1% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.1%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Advantage 24/7 LLC (g)	$140,000 Term Note at 7%	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and	due January 1, 2022			65,000	65,000
spirits dealers. (Marketing Company)
www.advantage24-7.com

AIKG LLC (Andretti) (e)(l)	$4,250,000 Term Notes at	11/8/19	0%			8.2%
Marietta, GA. Entertainment company engaged in	12% (+4% PIK) due December 28,
indoor karting, games and food. (Entertainment)	2023.			4,442,595	4,442,595
www.andrettikarting.com

Apollo Investment Corporation	35,000 shares	3/16/20	<1%	364,084	253,633	0.5%
NASDAQ: AINV (n)
New York, NY.

Ares Capital Corporation NASDAQ: ARCC (n)	27,000 shares	3/16/20	<1%	343,460	294,390	0.5%
New York, NY.

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers	Total Centivo			301,342	301,342
and employees save money and have a better experience their. (Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at 9%
(Health Care)	(5% deferred) due December 31,
www.empiregenomics.com	2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care)	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%
www.firstwavetechnologies.com

FS KKR Capital Corp. NYSE: FSK (n) Philadelphia, PA.	100,000 shares	3/16/20	<1%	338,980	312,333	0.6%

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.1%
Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software)
www.givegab.com

Golub Capital BDC, Inc. NASDAQ: GBDC (n)	25,000 shares	3/16/20	<1%	346,597	316,000	0.6%
New York, NY.

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12%	2/6/15	<1%			2.8%
Nashville, TN. Student engagement education	(1% PIK) due September 30, 2024.			1,506,21	1,506,214
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred.			25	25
www.gonoodle.com	Warrant for 21,948 Series D
	Preferred.			38	38
	Total GoNoodle			1,506,277	1,506,277

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12% (+2%	11/8/19	0%			2.3%
Greenville, NC. HDI is engaged in manufacturing,	PIK) due June 20, 2023.			1,255,856	1,255,856
installation and maintenance of signage and brands.
(Manufacturing)
www.hiltondisplays.com

Lumious (Tech 2000, Inc.) (g)	$850,000 Replacement Term Note at	11/16/18	0%			1.6%
Herndon, VA. Develops and delivers IT training.	14% due November 15, 2021.			860,777	860,777
(Software) www.t2000inc.com

Mattison Avenue Holdings LLC (e)(l)	$1,031,406 Second Amended, Restated	11/8/19	0%			1.9%
Dallas, TX. Provider of upscale salon spaces for	and Consolidated Promissory Note at
lease. (Professional Services)	14% (2% PIK) due June 9, 2022.			1,041,919	1,041,919
www.mattisonsalonsuites.com

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note at	10/22/12	4%			0.9%
Williamsville, NY. Full service accounts receivable	13% (3% for the calendar year 2020) due
management and collections company. (Contact Center)	January 31, 2022.			1,199,040	500,000
www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture
	at 8% due January 31, 2022.
	Warrant for 3.29% Membership Interests.			150,000	-
	Option for 1.5% Membership Interests.			97,625	-
	Total Mercantile			1,446,665	500,000

Open Exchange, Inc. (g)	397,899 Series C Preferred	11/13/13	4%	1,193,697	543,283	2.0%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.			208,243	108,656
Lincoln, MA. Online presentation and training	$450,000 Replacement Term Note at 9%
software. (Software)	due September 30, 2022.			450,000	450,000
www.openexc.com	Total Open Exchange			1,851,940	1,101,939

Owl Rock Capital Corporation NYSE: ORRC (n) New York, NY.	30,000 shares	3/16/20	<1%	347,067	345,700	0.6%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	7/25/16	<1%	348,875	471,603	0.9%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	1.3%
Ithaca, NY. Developer of fully automated microfluidic	(g) 1,839,422 Series A Preferred.			2,099,999	-
based molecular assay and diagnostic testing devices.	(g) 50,593 Common.			-	-
(Health Care) www.rheonix.com	(g) 589,420 Series B Preferred.			702,732	702,732
	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	209,908	1.4%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	324,761
networks using a proprietary, predictive analytic	717,772 Series C Preferred.			500,000	215,332
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	750,000
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (e)	Membership Interest.	10/1/98	5%	310,357	-	0.0%
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	-	0.0%
(Manufacturing) Subtotal Non-Control/Non-Affiliate Investments				$23,738,493	$22,805,701

Affiliate Investments – 24.4% of net assets (k) BeetNPath, LLC (Grainful) (e)(g)(m) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under
	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$-	0.0%
	1,032,918 Series B Preferred Membership Units.			261,277	-
	$262,626.64 Convertible Secured Notes at 8% due December 21, 2019.			262,627	-
	Total BeetNPath			882,904	-

Carolina Skiff LLC (e)(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	3.2%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.3%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,314,294	2,314,294
equipment, frame repair machines and paint booth	562.5 Class A Units			562,500	562,500
filter services for collision shops. (Automotive)	Total Filterworks			2,876,794	2,876,794
www.filterworksusa.com

Genicon, Inc. (e)(g)(l) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	-	0.5%
	$3,250,000 Promissory Notes at 10% due June 12, 2022, (10% PIK).			3,737,764	-
	$250,000 Promissory Note at 10% due June 12, 2021 (10% PIK).			262,184	250,000
	Warrants for Common.			120,000	-
	Total Genicon			5,119,948	250,000

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	750,000	2.3%
	1,876,922 Series B Preferred.			479,155	479,155
	Total Knoa			1,229,155	1,229,155

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	-	0.0%

Microcision LLC (g)	$1,500,000 Subordinated	9/24/09	5%			2.8%
	Promissory Note at 11% due January 10, 2025.			1,395,500	1,395,500
	Membership Interest Purchase Warrant for 5%.			110,000	110,000
	Total Microcision			1,505,500	1,505,500

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.0%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	0.6%

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	-	2.0%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.			504,710	-
producingportable analytical devices using XRF,	117,371 Series B Convertible Preferred.			250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.			175,000	175,000
compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.			399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.			250,000	250,000
www.sciaps.com	Total SciAps			3,078,984	1,074,274

Teleservices Solutions Holdings, LLC (e)(g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.			-	-
www.ipacesetters.com	PIK dividend for Series C and D at 12%
	and 14%, respectively.			104,198	-
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	7.3%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC is	211,567 SQF Hold Co. Common.			-	22,036
a CLEC supporting small cell 5G deployment.	Total Tilson			2,100,012	3,960,012
(Professional Services) www.tilsontech.com

Other Affiliate Investments:
G-TEC Natural Gas Systems (e)(m)	Membership Interest	8/31/99	17%	400,000	-	0.0%
(Manufacturing)

Subtotal Affiliate Investments				$20,562,778	$13,168,576
Total investments – 66.5%				$44,301,271	$35,974,277
Other Assets in excess of liabilities – 33.5%					18,084,376
Net Assets – 100%					$54,058,653

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At March 31, 2020, restricted securities represented 96% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2020, ASC 820 designates 96% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of March 31, 2020, the total cost of investment securities was approximately $44.3 million. Net unrealized depreciation was approximately ($8.3) million, which was comprised of $10.1 million of unrealized appreciation of investment securities and ($18.4) million of unrealized depreciation of investment securities. At March 31, 2020, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($17.2) million. The net unrealized loss for federal income tax purposes was ($7.1) million based on a tax cost of $43.1 million.

(g) Rand Capital SBIC, Inc. investment.

(h) Reduction in cost and value from previously reported balances reflects current principal repayment. None at March 31, 2020.

(i) Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at March 31, 2020.)

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

(n) Publicly traded company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$-	$-	$-	$-	$-	$-

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	-	-	-	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	-	-	-	-	-	-
	Total BeetNPath	-	-	-	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	-

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

Filterworks	$2,283,702 Term Note at 12%.	2,302,653	11,641	-	2,314,294	-	81,488
Acquisition USA, LLC	562.5 Class A Units.	562.500	-	-	562,500	-	-
	Total Filterworks	2,865,153	11,641	-	2,876,794	-	81,488

Genicon, Inc.	1,586,902 Series B Preferred.	-	-	-	-	-	-
	$3,250,000 Promissory Notes at 10%.	500,000	-	(500,000)	-	-	11,441
	$250,000 Promissory Note at 10%	250,000	-	-	250,000	-	-
	Warrant for Common.	-	-	-	-	-	-
	Total Genicon	750,000	-	(500,000)	250,000	-	11,441

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	-
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	1,229,155	-	-

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	-	-	-	-	-	-

Microcision	$1,500,000 Subordinated Promissory Note at 10%	-	1,395,500	-	1,395,500	-	47,167
	Membership Interest Purchase Warrant for 5%	-	110,000	-	110,000	56,916	0
	Total Microcision	-	1,505,500	-	1,505,500	56,916	47,167
New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	300,000	-	-

SciAps, Inc.	187,500 Series A Preferred.	-	-	-	-	-	-
	274,299 Series A-1 Convertible Preferred.	-	-	-	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	250,000	-	-
	Total SciAps	1,074,274	-	-	1,074,274	-	-

Teleservices Solutions	250,000 Class B Preferred Units.	-	-	-	-	-	-
Holdings, LLC	1,000,000 Class C Preferred Units.	-	-	-	-	-	-
	80,000 Class D Preferred Units.	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Gross Additions (1)	Gross Reductions (2)	March 31, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology	120,000 Series B Preferred.	1,950,000	-	-	1,950,000	-	13,125
Management, Inc.	21,391 Series C Preferred.	347,604	-	-	347,604	-	-
	70,176 Series D Preferred.	1,140,360	-	-	1,140,360	-	-
	15,385 Series E Preferred.	500,012	-	-	500,012	-	-
	211,567 SQF Hold Co. Common.	22,036	-	-	22,036	-
	$200,000 Subordinated Promissory Note at 8%.	-	-	-	-	-	-
	$800,000 Subordinated Promissory Note at 8%.	-	-	-	-	-	-
	Total Tilson	3,960,012	-		3,960,012	-	13,125

	Total Affiliate Investments	$12,151,435	$1,517,141	$(500,000)	$13,168,576	$56,916	$153,221
	Total Control and Affiliate Investments	$12,151,435	$1,517,141	$(500,000)	$13,168,576	$56,916	$153,221

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2020 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2020
Software	35.6%
Manufacturing	16.9
Professional Services	13.9
Entertainment	12.3
Automotive	8.0
Healthcare	5.3
BDC Investment Fund	4.2
Contact Center	1.4
Oil and Gas	1.4
Consumer Product	0.8
Marketing	0.2
Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 46.3% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.2%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and	January 1, 2022			65,000	65,000
spirits dealers. (Marketing Company)
www.advantage24-7.com

AIKG LLC (Andretti) (l)	$4,250,000 Term Notes at 12%	11/8/19	0%			8.2%
Marietta, GA. Entertainment company engaged in	(+4% PIK) due December 28, 2023.			4,398,125	4,398,125
indoor karting, games and food. (Entertainment)
www.andrettikarting.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and their	Total Centivo			301,342	301,342
employees save money and have a better experience.
(Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic	$444,915 Promissory Note at 9% (5%
treatments. (Health Care) www.empiregenomics.com	deferred) due December 31, 2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.1%
Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12%	2/6/15	<1%			2.8%
Nashville, TN. Student engagement education	(1% PIK) due September 30, 2024.			1,502,458	1,502,458
software providing core aligned physical activity	Warrant for 47,324 Series C Preferred.			25	25
breaks. (Software) www.gonoodle.com	Warrant for 21,948 Series D Preferred.			38	38
	Total GoNoodle			1,502,521	1,502,521

HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12%	11/8/19	0%			2.3%
Greenville, NC. HDI is engaged in manufacturing,	(+2% PIK) due June 20, 2023.			1,249,539	1,249,539
installation and maintenance of signage and brands.
(Manufacturing)
www.hiltondisplays.com

Mattison Avenue Holdings LLC (l)	$1,031,406 Second Amended,	11/8/19	0%			1.9%
Dallas, TX. Provider of upscale salon spaces for	Restated and Consolidated Promissory
lease. (Professional Services)	Note at 14% (2% PIK)
www.mattisonsalonsuites.com	due June 9, 2022.			1,036,678	1,036,678

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note	10/22/12	4%			0.9%
Williamsville, NY. Full service accounts receivable management and collections company.	at 13% (3% for the calendar year 2019) due January 31, 2022.			1,199,040	500,000
(Contact Center) www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture at 8% due January 31, 2022.			150,000	-
	Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.			97,625	-
	Total Mercantile			1,446,665	500,000

Microcision LLC (g)(l)	$1,500,000 Subordinated Promissory	9/24/09	0%			2.8%
Pennsauken Township, NJ. Manufacturer of	Note at 12% (1% PIK) due December
precision machined medical implants, components	31, 2024.			1,500,000	1,500,000
and assemblies. (Manufacturing)
www.microcision.com

Open Exchange, Inc. (g)	397,899 Series C Preferred	11/13/13	4%	1,193,697	543,283	2.1%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.			208,243	108,656
Lincoln, MA. Online presentation and training software. (Software)	$450,000 Replacement Term Note at 9% due September 30, 2022.			450,000	450,000
www.openexc.com	Total Open Exchange			1,851,940	1,101,939

Outmatch Holdings, LLC (e)(g)	3,081,522 Class P1 Units.	11/18/10	4%	2,140,007	2,140,007	4.0%
Dallas, TX. Web based predictive employee	109,788 Class C1 Units.			5,489	5,489
selection and reference checking. (Software)	Total Outmatch			2,145,496	2,145,496
www.outmatch.com

PostProcess Technologies, Inc. (e)(g)	360,002 Series A1 Preferred.	7/25/16	<1%	348,875	471,603	0.9%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	1.3%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.			2,099,999	-
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.			-	-
testing devices. (Health Care)	(g) 589,420 Series B Preferred.			702,732	702,732
www.rheonix.com	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	209,908	1.4%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	324,761
networks using a proprietary, predictive analytic	717,772 Series C Preferred.			500,000	215,332
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	750,000
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m)	26.5337 Units.	7/10/02	3%	719,097	500,000	0.9%
Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com

Tech 2000, Inc. (Lumious) (g)	$850,000 Replacement Term Note at	11/16/18	0%			1.6%
Herndon, VA. Develops and delivers IT training.	14% due November 15, 2021.			860,777	860,777
(Software) www.t2000inc.com

Other Non-Control/Non-Affiliate Investments:

DataView, LLC (e)	Membership Interest.	10/1/98	5%	310,357	-	0.0%
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	-	0.0%
(Manufacturing)

Subtotal Non-Control/Non-Affiliate Investments				$25,584,017	$24,869,357

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 22.7% of net assets (k)

BeetNPath, LLC (Grainful) (e)(g)(m)	1,119,024 Series A-2 Preferred	10/20/14	9%			0.0%
Ithaca, NY. Frozen entrées made from 100%	Membership Units.			$359,000	$-
whole grain steel cut oats under Grainful brand	1,032,918 Series B Preferred Membership Units.			261,277	-
name. (Consumer Product) www.grainful.com	$262,626.64 Convertible Secured Notes at 8% due December 21, 2019.			262,627	-
	Total BeetNPath			882,904	-

Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership	1/30/04	7%			3.3%
Waycross, GA. Manufacturer of ocean fishing	Interest.			15,000	1,750,000
and pleasure boats. (Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%
Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.3%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,302,653	2,302,653
equipment, frame repair machines and paint booth	562.5 Class A Units			562,500	562,500
filter services for collision shops. (Automotive)	Total Filterworks			2,865,153	2,865,153
www.filterworksusa.com

Genicon, Inc. (e)(g)(l)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	-	1.4%
Winter Park, FL. Designs, produces and distributes patented surgical instrumentation.	$3,250,000 Promissory Notes at 10% due June 12, 2022, (10% PIK).			3,727,573	500,000
(Health Care)	$250,000 Promissory Note at 10% due
www.geniconendo.com	June 12, 2021 (10% PIK).			262,184	250,000
	Warrants for Common.			120,000	-
	Total Genicon			5,109,757	750,000

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			2.3%
New York, NY. End user experience	Preferred.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred.			479,155	479,155
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	1,229,155
www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	-	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

New Monarch Machine Tool, Inc. (g)	22.84 Common.	9/24/03	15%	22,841	22,841	0.0%
Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com

OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	0.6%
Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	-	2.0%
Woburn, MA. Instrumentation company	274,299 Series A-1 Convertible Preferred.			504,710	-
producing portable analytical devices using XRF,	117,371 Series B Convertible Preferred.			250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.			175,000	175,000
compounds, minerals, and elements.	369,698 Series C-1 Convertible Preferred.			399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.			250,000	250,000
www.sciaps.com	Total SciAps			3,078,984	1,074,274

Teleservices Solutions Holdings, LLC (e) (g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.
www.ipacesetters.com	PIK dividend for Series C and D at 12% and 14%, respectively.			104,198	-
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)(h)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	7.4%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.			-	22,036
is a CLEC supporting small cell 5G deployment.	Total Tilson			2,100,012	3,960,012
(Professional Services) www.tilsontech.com

Other Affiliate Investments:

G-TEC Natural Gas Systems(e)(m) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	-	0.0%

Subtotal Affiliate Investments				$19,035,446	$12,151,435

Total investments – 69%				$44,619,463	$37,020,792
Other Assets in excess of liabilities – 31%					16,607,724
Net Assets – 100%					$53,628,516

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by RCM and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 7%.	$99,500	$-	($99,500)	$-	$40,500	$-
Gemcor II, LLC		-	-	-	-	39,893	-
	Total Control Investments	$99,500	$-	($99,500)	$-	$80,393	$-

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership. Units	261,277	-	(261,277)	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	262,627	-	(262,627)	-	-	-
	Total BeetNPath	523,904	-	(523,904)	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	76,914

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

Filterworks	$2,283,702 Term Note at 12%.	-	2,302,653	-	2,302,653	-	47,368
Acquisition USA, LLC	562.5 Class A Units.	-	562,500	-	562,500	-	-
	Total Filterworks	-	2,865,153	-	2,865,153	-	47,368

First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	-	(33,000)	-	-	-

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	-	(1,000,000)	-	-	-
	$3,250,000 Promissory Notes at 10%.	3,385,586	269,164	(3,154,750)	500,000	-	379,469
	$250,000 Promissory Note at 10%	-	257,797	(7,797)	250,000	-	12,184
	Warrant for Common.	37,500	-	(37,500)	-	-	-
	Total Genicon	4,423,086	526,961	(4,200,047)	750,000	-	391,653

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	193,934
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	1,229,155	-	193,934

KnowledgeVision	200,000 Series A-1 Preferred.		-	-	-	-	-
Systems, Inc.	214,285 Series A-2 Preferred.				-	-	-
	129,033 Series A-3 Preferred.	165,001	-	(165,001)	-	-	-
	$75,000 Subordinated Promissory Notes at 8%.	75,000		(75,000)	-	-	22,000
	$900,000 Term Note at 13%.	750,000	150,000	(900,000)	-	-	98,142
	Warrant for 46,743 Series A-3.	35,000	-	(35,000)	-	-	-
	Total KnowledgeVision	1,025,001	150,000	(1,175,001)	-	-	120,142

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	-	(351,477)	-	-	-

Microcision LLC	$1,500,000 Subordinated Promissory Note at
	12% (1% PIK).	1,933,353	14,536	(1,947,889)	-	-	232,874
	15% Class A Common Membership Interest.	610,000	-	(610,000)	-	1,510,000	-
	Total Microcision	2,543,353	14,536	(2,557,889)	-	1,510,000	232,874

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	300,000	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	700,000	-	(700,000)	-		-
	274,299 Series A-1 Convertible Preferred.	250,000	-	(250,000)	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	250,000	-	-
	Total SciAps	2,024,274	-	(950,000)	1,074,274	-	-

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	-	-	-	-	(472,632)	-

Teleservices	250,000 Class B Preferred Units.	-	-	-	-	-	-
Solutions	1,000,000 Class C Preferred Units.	-	-	-	-	-	-
Holdings, LLC	80,000 Class D Preferred Units.	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

Tilson nt,	120,000 Series B Preferred.	600,000	1,350,000	-	1,950,000	-	49,958
Technology	21,391 Series C Preferred.	200,000	147,604	-	347,604	-	-
Manageme	70,176 Series D Preferred.	800,000	340,360	-	1,140,360	-	-
Inc.	15,385 Series E Preferred.	-	500,012	-	500,012	-	-
	211,567 SQF Hold Co. Common.	-	22,036		22,036	-
	$200,000 Subordinated Promissory Note at 8%.	200,000	-	(200,000)	-	-	47,332
	$800,000 Subordinated Promissory Note at 8%.	800,000	-	(800,000)	-	-	11,835
	Total Tilson	2,600,000	2,360,012	(1,000,000)	3,960,012	-	109,125

	Total Affiliate Investments	$17,026,091	$3,051,509	($10,791,318)	$12,151,435	$1,037,368	$1,172,010
	Total Control and Affiliate Investments	$17,125,591	$3,051,509	($10,890,818)	$12,151,435	$1,117,761	$1,172,010

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulations - Business Development Company Regulations in our Annual Report on Form 10-K for the year ended December 31, 2019.

In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). In 2012, the SEC (as defined herein) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM will serve as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transactions”). Pursuant to the terms of the Investment Management Agreement, Rand will pay RCM a base management fee and may pay an incentive fee.

In connection with the completion of the Transactions, Rand expects to accelerate its shift to an investment strategy focused on higher yielding debt investments and intends to elect U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed Federal tax return for the 2020 tax year. As required for the RIC election, Rand will pay a special dividend to shareholders to distribute all accumulated earnings and profits. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, which was announced on March 3, 2020. Rand intends to adopt a new dividend policy going forward that may include regular cash dividends to shareholders. In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019, Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (“Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated for GAAP financial reporting purposes.

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

Recent Developments

On April 22, 2020, the Board of Directors approved a 1-for-9 reverse stock split, such that every holder of Common Stock shall receive one (1) share of Common Stock for every nine (9) shares of Common Stock held (the “Reverse Stock Split”) and an amendment to the Certificate of Incorporation to effect the Reverse Stock Split. The reverse split will be effective at 5:00 p.m. Eastern Time on May 21, 2020

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with United States generally accepted accounting principles (“GAAP”) of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report. Those filings include, but are not limited to, the following:

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

Fair Value of SBA Debentures - In March 2020, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 2.078%, excluding a mandatory SBA annual charge estimated to be 0.275%, resulting in a total estimated fixed rate for ten years of 2.353%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Qualifying Assets - More than 70% of the Corporation’s investments are in privately held small business enterprises, that were not investment companies, are principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $3,750 and $35,969 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $15,691 and $10,191 in OID income for the three months ended March 31, 2020 and 2019, respectively. OID income is estimated to be approximately $22,000 for the remainder of 2020.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $9,418 and $8,777 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $27,000 per year.

SBA Debentures - The Corporation had $11,000,000 in outstanding SBA debentures at March 31, 2020 and December 31, 2019, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at March 31, 2020. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information - Income taxes refunded during the three months ended March 31, 2020 and 2019 were $380,890 and $255,308, respectively. Interest paid during each of the three months ended March 31, 2020 and 2019 was $189,023 and $153,513, respectively. The Corporation converted $71,425 and $101,398 of interest receivable into investments during the three months ended March 31, 2020 and 2019, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2020 and December 31, 2019, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019. Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value.

Income Taxes – The Corporation intends to elect U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, the Corporation will be required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Corporation intends to make the requisite distributions to its shareholders, which will generally relieve the Corporation from U.S. federal income taxes with respect to all income distributed to its shareholders.

In accordance with GAAP, a net deferred tax asset of $1,451,658 was eliminated as of the RIC election date. This asset related to book/tax differences that are no longer applicable now that the Corporation intends to elect RIC status for income tax purposes.

Certain investments that generate non-qualifying income for a RIC were placed in blocker corporation in December 2019. These blocker corporations will be subject to federal and state income taxes and the deferred liability related to these investments of $247,460 was also contributed.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2020 or December 31, 2019.

Under the provisions of Section 382 the Code, net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transactions, the Corporation was able to utilize the remaining federal net operating losses(NOL). The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), signed into law by President Trump on March 27, 2020, made changes to the NOL carryback rules for businesses. The Corporation was able to carryback a NOL under this new act and received a benefit of $90,141.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through 2019.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the three months ended March 31, 2020 or 2019.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. RCM does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

March 31, 2020
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	8%
Carolina Skiff LLC (Carolina Skiff)	5%

December 31, 2019
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	8%
Outmatch (Outmatch)	6%

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

There were 96% of assets that were Level 3 at March 31, 2020 and 100% that were Level 3 at December 31, 2019.

Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing bid price for these securities for the last three trading days of the reporting period.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2020:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals

Non-Control/Non-Affiliate Equity	$-	$1,452,732	$500,000	$8,605,983	$10,558,715
Non-Control/Non-Affiliate Loan and Debt	500,000	2,366,991	602,569	7,255,370	10,724,930
Total Non-Control/Non-Affiliate	$500,000	$3,819,723	$1,102,569	$15,861,353	$21,283,645

Affiliate Equity	$1,750,000	$22,841	$2,503,429	$4,932,512	$9,208,782
Affiliate Loan and Debt	-	250,000	-	3,709,794	3,959,794
Total Affiliate	$1,750,000	$272,841	$2,503,429	$8,642,306	$13,168,576

Total Level 3 Investments	$2,250,000	$4,092,564	$3,605,998	$24,503,659	$34,452,221

Range	4.5-5X	1X	1X-3X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	4.6X	1X	2.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2020:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,678,346	$-	$-	$1,678,346
Debt investments	13,006,378	-	-	13,006,378
Equity investments	21,289,553	1,522,056	-	19,767,497
Total	$35,974,277	$1,522,056	$-	$34,452,221

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,570,692	$-	$-	$1,570,692
Debt investments	13,647,107	-	-	13,647,107
Equity investments	21,802,993	-	-	21,802,993
Total	$37,020,792	$-	$-	$37,020,792

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	39,000	-	-	39,000
Microcision LLC (Microcision)	-	56,916	-	56,916
Outmatch Holdings, LLC (Outmatch)	-	-	2,297,535	2,297,535
Total Realized Gains and Losses	39,000	56,916	2,297,535	2,393,451

Unrealized Gains and Losses included in net change in net assets from operations:

Genicon, Inc. (Genicon)	-	(510,191)	-	(510,191)
Total Unrealized Gains and Losses	-	(510,191)	-	(510,191)

Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	-	44,470	-	44,470
Filterworks Acquisition USA, LLC	-	11,641	-	11,641
Genicon	-	10,192	-	10,192
GoNoodle, Inc. (GoNoodle)	-	3,757	-	3,757
HDI Acquisition LLC (Hilton Displays)	-	6,315	-	6,315
Mattison Avenue Holdings LLC (Mattison)	-	5,241	-	5,241
Microcision	-	(104,500)	110,000	5,500
Total Purchases of Securities/Changes to Securities/Non-cash conversions	-	(22,884)	110,000	87,116

Repayments and Sale of Securities:
Advantage 24/7	(39,000)	-	-	(39,000)
Microcision LLC (Microcision)	-	(56,916)	-	(56,916)
Outmatch Holdings, LLC (Outmatch)	-	-	(4,443,031)	(4,443,031)
Total Repayments and Sale of Securities	(39,000)	(56,916)	(4,443,031)	(4,538,947)
Transfers within Level 3	107,654	(107,654)	-	-
Ending Balance, March 31, 2020, of Level 3 Assets	$1,678,346	$13,006,378	$19,767,497	$34,452,221

Change in unrealized depreciation on investments for the period included in changes in net assets	$(728,323)
Net realized gain on investments for the period included in changes in net assets	$2,393,451

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	-	-	(99,500)	(99,500)
Total Realized Gains and Losses			(99,500)	(99,500)

Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	-	(132,627)	(261,277)	(393,904)
Genicon, Inc. (Genicon)	-	-	(37,500)	(37,500)
Mercantile Adjustment Bureau, LLC (Mercantile)	-	(200,000)	-	(200,000)
SciAps, Inc. (Sciaps)	-	-	(385,000)	(385,000)
SocialFlow, Inc. (Socialflow)	-	-	(321,300)	(321,300)
Tilson Technology Management, Inc. (Tilson)	-	-	1,860,000	1,860,000
Total Unrealized Gains and Losses	-	(332,627)	854,923	522,296

Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	-	-	140,000
Empire Genomics, LLC (Empire Genomics)	-	24,664	-	24,664
Genicon	-	79,493	-	79,493
GoNoodle, Inc. (GoNoodle)	-	2,599	-	2,599
KnowledgeVision Systems, Inc. (Knowledge Vision)	150,000	-	-	150,000
Microcision LLC (Microcision)	-	4,833	-	4,833
Tilson	-	-	500,012	500,012
Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	111,589	500,012	901,601

Repayments and Sale of Securities:
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	-	-	(3,500,000)
Total Repayments and Sale of Securities	(3,500,000)	-	-	(3,500,000)
Transfers within Level 3	444,915	(444,915)	-	-
Ending Balance, March 31, 2019, of Level 3 Assets	$2,170,692	$8,732,026	$21,588,483	$32,491,201

Change in unrealized depreciation on investments for the period included in changes in net assets	$522,296

Net realized gain on investments for the period included in changes in net assets	$40,500

Note 4. OTHER ASSETS

At March 31, 2020 and December 31, 2019, other assets was comprised of the following:

	March 31, 2020	December 31, 2019
Operating receivables	$95,916	$546
Prepaid expenses	33,355	8,290
Dividend receivable	-	256,542
Total other assets	$129,271	$265,378

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2020.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	March 31, 2020	December 31, 2019
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(203,668)	(213,087)
Debentures guaranteed by the SBA, net	$10,796,332	$10,786,913

The weighted average interest rate, including the SBA annual fee, at March 31, 2020 was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10 year maturity date. As of March 31, 2020, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at March 31, 2020 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000
Total Outstanding	$11,000,000

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three months ended March 31, 2020 and 2019, respectively:

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	$(1,751,249)	$27,083,281	$(5,896,503)	$(1,469,105)	$53,628,516
Net investment gain	-	-	538,421		-	-	538,421
Net realized gain on sales and dispositions of investments	-	-	-	2,393,451	-	-	2,393,451
Net change in unrealized depreciation on investments	-	-	-	-	(2,501,735)	-	(2,501,735)
March 31, 2020	$1,519,637	$34,142,455	$(1,212,828)	$29,476,732	$(8,398,238)	$(1,469,105)	$54,058,653

	Common Stock	Capital in excess of par value	Accumulated Net Investment Loss	Undistributed Net Realized Gain on Investments	Net Unrealized Depreciation on Investments	Treasury Stock, at cost	Total Stockholders’ Equity (Net Assets)
January 1, 2019	$686,304	$10,581,789	$(1,665,552)	$26,221,443	$(2,830,692)	$(1,469,105)	$31,524,187
Net investment gain	-	-	22,767	-	-	-	22,767
Net realized gain on sales and dispositions of investments	-	-	-	31,131	-	-	31,131
Change in unrealized depreciation on investments	-	-	-	-	401,517	-	401,517
March 31, 2019	$686,304	$10,581,789	$(1,642,785)	$26,252,574	$(2,429,175)	$(1,469,105)	$31,979,602

Note 8. RELATED PARTY TRANSACTIONS

Investment Management Agreement

Effective with the Closing, RCM, a registered investment adviser, has been retained by the Corporation as its external investment adviser and administrator. Under the Investment Management Agreement, the Corporation will pay RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three months ended March 31, 2020, the Base Management Fee was $140,377. For the year ended December 31, 2019, $85,483 in Base Management Fees was earned by RCM. As of March 31, 2020 and December 31, 2019, the Corporation had $140,377 and $49,359 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, the Corporation had $25 payable to RCM at March 31, 2020 and $1,205 payable at December 31, 2019 to RCM for the expenses associated with the Administration Agreement.

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

The Corporation pays RCM an Income Based Fee with respect to its Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

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

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security by security basis, and shall become payable to RCM only if, as, when and to the extent cash is received by us in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed by us in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. Subsequent payments of Accrued Unpaid Income Based Fees deferred pursuant to this paragraph shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

For the three months ended March 31, 2020 there were no Income Based Fees earned under the Investment Management Agreement.

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

As of March 31, 2020, there were no Capital Gains Fees earned or payable to RCM under the Investment Management Agreement because unrealized losses on the portfolio exceed realized gains. If the entire portfolio were to be liquidated as of March 31, 2020, there would be a capital gains incentive fee liability of approximately $740,000 based on those values. However, given the unlikely and remote nature of such a transaction, the amount has not been recorded.

Administration Agreement

In connection with the Closing, the Corporation entered into an Administration Agreement with RCM. Under the terms of the Administration Agreement, RCM agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for the Corporation’s operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as RCM, subject to review by the Corporation’s Board of Directors, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. RCM shall also, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

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

As of March 31, 2020 and December 31, 2019, the Corporation recorded $25 and $1,205, respectively, in accrued expenses and other liabilities on its Consolidated Statement of Financial Position for reimbursement of expenses owed to RCM under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020 (Unaudited)	Three months ended March 31, 2019 (Unaudited)
Income from investment operations (1):
Investment income	$0.04	$0.11
Operating expenses	0.03	0.11
Investment gain before income taxes	0.01	0.00
Income tax benefit	(0.03)	0.00
Net investment gain	0.04	0.00
Net realized and unrealized (loss) gain on investments	(0.01)	0.07
Increase in net asset value	0.03	0.07
Net asset value, beginning of period	3.66	4.99
Net asset value, end of period	$3.69	$5.06
Per share market price, end of period	$2.24	$2.84
Total return based on market value	(16.42)%	13.60%
Total return based on net asset value	0.80%	1.44%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	0.96%	2.17%
Ratio of operating expenses including income taxes to average net assets	3.47%	2.60%
Ratio of net investment loss to average net assets	1.00%	0.07%
Portfolio turnover	4.8%	2.4%
Net assets, end of period	$54,058,653	$31,979,602
Weighted shares outstanding, end of period	14,655,321	6,321,988

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In November 2019, Rand completed a stock sale transaction (the “Transaction”) with East Asset Management (“East”). The Transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of $15.5 million of cash and a contribution of $9.5 million of portfolio assets. Concurrent with the Closing of the Transaction with East, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM will serve as Rand’s investment adviser and administrator. Pursuant to the terms of the Investment Management Agreement, Rand will pay RCM a base management fee and may pay an incentive fee.

With the completion of the Transaction, we changed our investment objectives and strategy. We intend to elect U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Code. With the election, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. Our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our future investments will be made primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

As required for the RIC election, we will pay a special dividend to shareholders to distribute all accumulated earnings and profits, and we intend to adopt a dividend policy that may provide regular cash dividends to shareholders. On March 3, 2020, the Board of Directors of Rand declared a special dividend of $1.62 per share of the Corporation’s Common Stock, par value $0.10 per shares (the “Common Stock”) to be paid in a combination of cash and shares of Common Stock to shareholders of record at the close of business on April 2, 2020. The total amount of cash to be distributed to all shareholders will be limited to 20% of the total special dividend to be paid, excluding any cash paid for fractional shares. The remaining 80% of the special dividend will be paid in shares of Common Stock. The exact distribution of cash and stock to any given shareholder will depend upon their election as well as elections of other shareholders, subject to the pro-rata limitation. We expect to complete the distribution of the special dividend on May 11, 2020. To maintain our RIC status, we need to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has expressed its intent to adopt a new dividend policy that may include regular cash dividends to shareholders going forward.

Outlook

At the end of the first quarter of 2020, we had $29.1 million in cash and cash equivalents available for future investments and expenses, an increase of $3.3 million from the end of 2019. The increase was primarily due to approximately $4.4 million received during the quarter from a portfolio exit, partially offset by investments made during the quarter. With the intended RIC election, our investment objective is to maximize total return to our shareholders. As a result, in contrast to our previous metric of net asset value growth, we are now focused on growing investment income.

Since the outbreak of the COVID-19 pandemic, we have engaged in active discussions with the management teams of many of the companies within our portfolio regarding actions they have undertaken to limit the spread of COVID-19. We believe that our portfolio companies are taking the necessary actions to ensure the safety of their employees, customers and suppliers by enacting such procedures as work from home processes, staggered schedules, increased sanitation efforts and social distancing. Some companies have had to shut down due to COVID-19. In addition, most of the portfolio companies that are qualified have applied for available federal loans under the Paycheck Protection Program. The exact impact to our portfolio companies is unknown and some may suffer significant negative impact to their business. RCM is activity monitoring the impact to the portfolio companies.

Trends and Opportunities

We believe the combination of cash on hand, proceeds from portfolio exits, SBA leverage, and prospective investment income provide sufficient capital for us to manage through the potential economic impact of the COVID-19 pandemic and continue to add new investments to our portfolio while reinvesting in existing portfolio companies that demonstrate continued growth potential. Despite the COVID-19 pandemic, we continue to have a pipeline of investment opportunities.

The following short and long-term trends provide us confidence in our ability to grow Rand:

●	We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.
●	We continue to manage risk by investing with other investors, when possible.
●	We are involved with the governance and management of a majority of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.
●	As our portfolio expands, we are able to better leverage our infrastructure.
●	We believe receipt of cash and portfolio assets as consideration in the Transaction with East, as well as the establishment of RCM as our external investment advisor, broadens our potential pipeline of investment opportunities in order to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments so as to support a regular cash dividend for shareholders and complement our equity investments that drive capital appreciation.
●	We have sufficient cash to invest in new opportunities and to repurchase shares. Subsequent to quarter end, our Board of Directors approved a new share repurchase program which authorizes the purchase of up to $1.5 million of our Common Stock through April 22, 2021 at prices per share of common stock of no greater than the then current net asset value.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	March 31, 2020	December 31, 2019	Increase	% Increase
Total assets	$65,382,756	$64,791,449	$591,307	0.9%
Total liabilities	11,324,103	11,162,933	161,170	1.4%
Net assets	$54,058,653	$53,628,516	$430,137	0.8%

Net asset value per share (NAV) was $3.69 at March 31, 2020 and $3.66 at December 31, 2019.

Our gross outstanding SBA debentures at March 31, 2020 were $11,000,000 and they mature from 2022 through 2029. Cash and cash equivalents approximated 54% of net assets at March 31, 2020, as compared to 48% at December 31, 2019.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2020	December 31, 2019	(Decrease) Increase	% (Decrease) Increase
Investments, at cost	$44,301,271	$44,619,463	$(318,192)	(0.7)%
Unrealized depreciation, net	(8,326,994)	(7,598,671)	728,323	9.6%
Investments at fair value	$35,974,277	$37,020,792	$(1,046,515)	(2.8)%

Our total investments at fair value, as estimated by RCM and approved by our Board of Directors, approximated 67% of net assets at March 31, 2020 versus 69% of net assets at December 31, 2019.

With the completion of the Transaction, we changed our investment objectives and strategy. Our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our future investments will be made primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

The change in investments during the three months ended March 31, 2020, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Apollo Investment Corporation (Apollo)	$364,084
Ares Capital Corporation (Ares)	343,460
FS KKR Capital Corp. (FS KKR)	338,980
Golub Capital BDC, Inc. (Golub)	346,597
Owl Rock Capital Corporation (Owl Rock)	347,067
Total of new investments	1,740,188

Other changes to investments:
AIKG LLC (Andretti) interest conversion	44,470
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	11,641
Genicon OID amortization	10,191
HDI Acquisition LLC (Hilton Displays) interest conversion	6,317
Microcision LLC (Microcision) OID amortization	5,500
Mattison Avenue Holdings LLC (Mattison) interest conversion	5,241
GoNoodle, Inc. (GoNoodle) interest conversion	3,756
Total of other changes to investments	87,116

Investments repaid, sold, liquidated or converted:
Outmatch Holdings, LLC (Outmatch) stock sale	(2,145,496)
Total of investments repaid, sold, liquidated or converted	(2,145,496)

Net change in investments, at cost	$(318,192)

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Investment Income

	Three months ended March 31, 2020	Three months ended March 31, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$535,701	$405,965	$129,736	32.0%
Interest from other investments	83,250	17,811	65,439	367.4%
Dividend and other investment income	13,125	34,625	(21,500)	(62.1)%
Fee income	3,750	260,969	(257,219)	(98.6)%
Total investment income	$635,826	$719,370	$(83,544)	(11.6)%

The total investment income that is received on a current basis for the three months ended March 31, 2020 is received from eleven portfolio companies. This contrasts with the ten portfolio companies generating current income for the three months ended March 31, 2019.

Interest from portfolio companies – Interest from portfolio companies was approximately 32% higher during the three months ended March 31, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments is due to higher average cash balances and higher interest rates during the three months ended March 31, 2020 versus the same period in 2019.

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

	Three months ended March 31, 2020	Three months ended March 31, 2019
Tilson Technology Management, Inc. (Tilson)	$13,125	$10,582
Carolina Skiff LLC (Carolina Skiff)	-	24,043
Total dividend and other investment income	$13,125	$34,625

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

The income associated with the amortization of financing fees was $3,750 and $35,969 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument.

Expenses

	Three months ended March 31, 2020	Three months ended March 31, 2019	Decrease	% Decrease
Total expenses	$516,506	$689,735	$(173,229)	(25.1)%

In November 2019, we completed a stock sale transaction with East and concurrently externalized the management of our portfolio to Rand Capital Management, LLC (RCM) as our external investment adviser and administrator. Our primary operating expenses now include the payment of fees to RCM under the Investment Management Agreement, and our allocable portion of overhead expenses and other administrative expenses under the Administration Agreement with RCM. Under the terms of Investment Management Agreement, the compensation of the investment professionals of RCM and its staff, and the general office and overhead expenses incurred by RCM in maintaining its place of business, will be provided and paid for by RCM and not by us. We will be responsible for all other operating expenses, including those relating to:

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

Expenses decreased approximately $173,000 or 25% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in operating expenses was primarily due to lower professional fees of approximately $48,000 in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as well as the absence of the salary and benefits expense in the three months ended March 31, 2020. The salary and benefit expense for the three months ended March 31, 2019 was approximately $244,000. In addition, corporate development expense decreased approximately $17,000 during the three months ended March 31, 2020 versus the same period in 2019. These decreases were offset by the new base management fee payable to RCM during the three months ended March 31, 2020 of $140,377. There were no incentive fees earned by RCM for the three months ended March 31, 2020.

Because of our intention to elect RIC status as of January 1, 2020, a net deferred tax asset of $1,451,658 was eliminated in accordance with GAAP, resulting in deferred tax expense for the three months ended March 31, 2020. In addition, certain portfolio investments, that generate non-qualifying income for a RIC, were contributed to blocker corporations in December 2019. . These blocker corporations will be subject to federal and state income taxes and as a result the deferred liability related to these investments of $247,460 was also contributed.

Realized Gain on Investments

	Three months ended March 31, 2020	Three months ended March 31, 2019	Change
Realized gain on investments before income taxes	$2,393,451	$40,500	$2,352,951

During the three months ended March 31, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch as part of a strategic majority investment from Rubicon Technology Partners. We also received additional proceeds of $56,916 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and $39,000 in additional gain from Advantage 24/7.

During the three months ended March 31, 2019, we recognized a gain on our investment in Advantage 24/7 LLC. The company converted their equity into a new debt instrument and resulted in the $40,500 gain.

Change in Unrealized Depreciation of Investments

The coronavirus (COVID-19) pandemic is causing enormous consequences around the globe, and we know many of our portfolio companies are experiencing uncertainty and concern for their operations during this unprecedented time. We believe that it is too soon to know if there will be any temporary or permanent impairment to their values, or other significant impact on their businesses. RCM and our Board of Directors will be continuing to assess the consequences of COVID-19 on our portfolio companies and examining any changes in their valuations during the remainder of 2020.

	Three months ended March 31, 2020	Three months ended March 31, 2019	Change
Change in unrealized depreciation of investments before income taxes	$(728,323)	$522,296	$(1,250,619)

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2020 was comprised of the following:

Three months ended March 31, 2020
Genicon, Inc. (Genicon)	$(510,191)
Apollo Investment Corporation (Apollo)	(110,451)
Ares Capital Corporation (Ares)	(49,070)
FS KKR Capital Corp. (FS KKR)	(26,647)
Golub Capital BDC, Inc. (Golub)	(30,597)
Owl Rock Capital Corporation (Owl Rock)	(1,367)
Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2020	$(728,323)

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2019 was comprised of the following:

Three months ended March 31, 2019
BeetNPath, LLC (Beetnpath)	$(393,904)
SciAps, Inc. (Sciaps)	(385,000)
SocialFlow, Inc. (Socialflow)	(321,300)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
Genicon, Inc. (Genicon)	(37,500)
Tilson Technology Management, Inc. (Tilson)	1,860,000
Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2019	$522,296

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

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the net increase in net assets from operations was $430,137 and $455,415, respectively.

Liquidity and Capital Resources

With the completion of the Transaction with East, we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from debenture and pass-through equity instruments to fund expenses. With the election of U.S. federal tax treatment as a RIC, our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our recent and future investments will be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of March 31, 2020, our total liquidity consisted of approximately $29,100,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000 at March 31, 2020.

Net cash provided by operating activities has averaged approximately $230,000 over the last three years. The cash used for investments in portfolio companies has averaged approximately $2,600,000 over the last three years. Our cash flow will fluctuate based on the timing of the receipt of dividend income and realized exits. We will generally use cash to fund our operating expenses and to invest in companies as we build our portfolio. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 6 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at March 31, 2020, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2020. We continue to pursue current returns from portfolio companies to increase the liquidity available for new investments, operating activities and future SBA debenture obligations.

Our ongoing liquidity is tied to the performance of our portfolio companies and, as such, it may be affected going forward based on the impact of the COVID-19 pandemic and its lasting impact on the capital markets, our portfolio companies, and the U.S. economy in general.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio consists of equity and debt securities in private companies and is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by RCM and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3. Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

At times, a portion of our portfolio may include marketable securities traded in the over-the-counter market or on other stock markets. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of March 31, 2020, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

In addition to the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, the Corporation identified the following risk and uncertainty that could materially affect our overall business, financial condition and operating results.

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States, and may negatively affect the operating results, financial conditions or liquidity of our portfolio companies. In addition, the pandemic may also negatively impact RCM’s ability, on our behalf, to invest a significant portion of the net proceeds from the Transaction on acceptable terms or within a reasonable timeframe.

The global outbreak of COVID-19 (“coronavirus”) has led to severe disruptions in general economic activities as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis, including restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across the United States and the wider global community.

As a result, the business, operating results, financial condition and liquidity of our portfolio companies could be materially and adversely affected. The impact to our portfolio companies’ results will depend to a large extent on the duration and severity of coronavirus and the actions taken by authorities and other entities to contain coronavirus or treat its impact, all of which are beyond our control. Certain of our portfolio companies have had their operations temporarily shut down or significantly curtailed, which we expect will further exacerbate the impact of these events on those portfolio companies. In addition, even if our portfolio companies avail themselves of loans from the Small Business Administration under the Paycheck Protection Program or the other assistance provided by U.S. federal and state governmental entities to mitigate the impacts of coronavirus, certain of our portfolio companies may experience significant liquidity issues, which, in turn, may increasingly have negative effects the ability of those portfolio companies to repay principal and interests on outstanding loans and other debt instruments owed to the Corporation and certain of those portfolio companies may not be able to continue as going concerns. A substantial negative impact to one or more of our portfolio companies as a result of coronavirus could have a material adverse effects on our business, financial condition and results of operations.

Furthermore, severe disruptions in general economic activities due to coronavirus may negatively affect RCM’s ability to invest a significant portion of the net proceeds from the Transaction on acceptable terms or within a reasonable timeframe. Delays by RCM in investing the net proceeds raised in the Transaction due to coronavirus may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. RCM may be unable to invest the net proceeds from the Transaction on acceptable terms during and after this pandemic, which could harm our financial condition and operating results. We anticipate that, depending on market conditions, it may take RCM a substantial period of time to invest substantially all of the net proceeds from the Transaction in securities meeting our investment objectives. This period may be further lengthened due to the impact of the coronavirus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum number of shares that may yet be purchased under the share repurchase program
1/1/2020 – 1/31/2020	-	-	-	1,000,000
2/1/2020 – 2/29/2020	-	-	-	1,000,000
3/1/2020 – 3/31/2020	-	-	-	1,000,000

(1)	There were no shares repurchased during the first quarter of 2020.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,00 at prices per share of common stock of no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019.
(4)	Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value.

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

Dated: May 11, 2020

RAND CAPITAL CORPORATION

/s Allen F. Grum
Allen F. Grum, President (Chief Executive Officer)

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer (Chief Financial Officer)

