Form 10-Q
period 2020-06-30
RAND CAPITAL CORP
filed 2020-08-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 2,587,500 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investments at fair value:
Affiliate investments (cost of $22,838,093 and $19,035,446, respectively)	$15,438,278	$12,151,435
Non- Control/Non-Affiliate investments (cost of $23,888,277 and $25,584,017, respectively)	23,167,335	24,869,357
Total investments, at fair value (cost of $46,726,370 and $44,619,463, respectively)	38,605,613	37,020,792
Cash and cash equivalents	22,057,464	25,815,720
Interest receivable (net of allowance of $166,413)	370,303	142,265
Deferred tax asset	-	1,204,198
Prepaid income taxes	35,071	343,096
Other assets	59,409	265,378
Total assets	$61,127,860	$64,791,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,805,749	$10,786,913
Accounts payable and accrued expenses	300,654	258,437
Deferred tax payable	222,977	-
Profit sharing and bonus payable	-	80,000
Deferred revenue	87,166	37,583
Total liabilities	11,416,546	11,162,933
Commitments and contingencies (See Note 5)

Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916 at 6/30/20 and 1,688,485 at 12/31/19; shares outstanding: 2,587,500 at 6/30/20 and 1,628,369 at 12/31/19	2,384,547	1,519,637
Capital in excess of par value	34,142,455	34,142,455
Treasury stock, at cost: shares: 61,416 at 6/30/20 and 60,116 at 12/31/19	(1,483,409)	(1,469,105)
Total distributable earnings	14,667,721	19,435,529
Total stockholders’ equity (net assets) (per share – 6/30/20: $19.21, 12/31/19: $32.93)	49,711,314	53,628,516
Total liabilities and stockholders’ equity (net assets)	$61,127,860	$64,791,449

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Investment income:
Interest from portfolio companies:
Affiliate investments	$170,262	$206,036	$309,108	$414,751
Non-Control/Non-Affiliate investments	400,424	109,453	797,279	306,703
Total interest from portfolio companies	570,686	315,489	1,106,387	721,454

Interest from other investments:
Non-Control/Non-Affiliate investments	2,754	53,538	86,004	71,349
Total interest from other investments	2,754	53,538	86,004	71,349

Dividend and other investment income:
Affiliate investments	13,125	207,060	26,250	241,685
Non-Control/Non-Affiliate investments	81,313	-	81,313	-
Total dividend and other investment income	94,438	207,060	107,563	241,685

Fee income:
Affiliate investments	4,167	3,606	5,417	7,853
Non-Control/Non-Affiliate investments	2,500	3,353	5,000	260,075
Total fee income	6,667	6,959	10,417	267,928
Total investment income	674,545	583,046	1,310,371	1,302,416
Expenses:
Base management fee (see Note 8)	141,386	-	281,763	-
Interest on SBA obligations	104,190	110,534	208,380	209,658
Professional fees	77,917	111,273	257,036	337,928
Stockholders and office operating	116,299	319,506	167,844	380,761
Directors’ fees	28,375	28,624	56,750	57,248
Insurance	7,400	10,969	18,068	20,570
Corporate development	132	14,866	2,006	33,326
Other operating	107	1,225	465	2,809
Salaries	-	181,500	-	363,000
Employee benefits	-	40,167	-	103,099
Bad Debt Expense	-	5,413	-	5,413
Total expenses	475,806	824,077	992,312	1,513,812
Net investment income (loss) before income taxes	198,739	(241,031)	318,059	(211,396)
Income tax benefit	-	(97,731)	(419,101)	(90,863)
Net investment income (loss)	198,739	(143,300)	737,160	(120,533)

Net realized gain (loss) on sales and dispositions of investments:
Control investments	-	39,893	-	80,393
Affiliate investments	-	-	-	(472,632)
Non-Control/Non-Affiliate investments	18,595	(472,632)	2,412,046	-
Income tax benefit	-	(100,230)	-	(90,861)
Net realized gain (loss) on sales and dispositions of investments	18,595	(332,509)	2,412,046	(301,378)
Net change in unrealized depreciation on investments:
Affiliate investments	(5,613)	(372,448)	(515,804)	671,148
Non-Control/Non-Affiliate investments	211,850	(750,000)	(6,282)	(1,271,300)

Change in unrealized depreciation before income taxes	206,237	(1,122,448)	(522,086)	(600,152)
Deferred income tax (benefit) expense	-	(250,708)	1,773,412	(129,929)
Net change in unrealized depreciation on investments	206,237	(871,740)	(2,295,498)	(470,223)

Net realized and unrealized gain (loss) on investments	224,832	(1,204,249)	116,548	(771,601)
Net increase (decrease) in net assets from operations	$423,571	$(1,347,549)	$853,708	$(892,134)
Weighted average shares outstanding	2,103,093	702,443	1,950,058	702,443
Basic and diluted net increase (decrease) in net assets from operations per share	$0.20	$(1.92)	$0.44	$(1.27)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019

Net assets at beginning of period	$54,058,653	$31,979,602	$53,628,516	$31,524,187

Net investment income (loss)	198,739	(143,300)	737,160	(120,533)
Net realized gain (loss) on sales and dispositions of investments	18,595	(332,509)	2,412,046	(301,378)
Net change in unrealized depreciation on investments	206,237	(871,740)	(2,295,498)	(470,223)
Net increase (decrease) in net assets from operations	423,571	(1,347,549)	853,708	(892,134)
Purchase of treasury shares	(14,304)	-	(14,304)	-
Payment of cash dividend	(4,756,606)	-	(4,756,606)	-
Net assets at end of period	$49,711,314	$30,632,053	$49,711,314	$30,632,053

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$853,708	$(892,134)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by operating activities:
Investments in portfolio companies	(4,047,503)	(900,012)
Proceeds from sale of portfolio investments	4,557,542	39,893
Proceeds from loan repayments	-	3,525,000
Net realized (gain) loss on portfolio investments	(2,412,046)	392,239
Change in unrealized depreciation on investments before income taxes	522,086	600,152
Deferred tax benefit	1,427,175	(317,020)
Depreciation and amortization	18,837	18,325
Original issue discount amortization	(29,303)	(20,382)
Non-cash conversion of debenture interest	(175,596)	(212,131)
Change in interest receivable allowance	-	5,413
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(228,038)	20,402
Decrease (increase) in other assets	205,965	(334,451)
Decrease in prepaid income taxes	308,025	635,641
Increase in accounts payable and accrued expenses	42,217	18,771
Decrease in profit sharing and bonus payable	(80,000)	(125,000)
Increase (decrease) in deferred revenue	49,585	(37,928)
Total adjustments	158,946	3,308,912
Net cash provided by operating activities	1,012,654	2,416,778

Cash flows from financing activities:
Payment of cash dividend	(4,756,606)	-
Purchase of treasury shares	(14,304)
Proceeds from SBA debentures	-	2,250,000
Origination costs to SBA	-	(54,563)
Net cash (used in) provided by financing activities	(4,770,910)	2,195,437

Net (decrease) increase in cash and cash equivalents	(3,758,256)	4,612,215
Cash and cash equivalents:
Beginning of period	25,815,720	4,033,792
End of period	$22,057,464	$8,646,007

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 46.6% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	13.1%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Advantage 24/7 LLC (g)	$140,000 Term Note at 7%	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and	due January 1, 2022			65,000	65,000
spirits dealers. (Marketing Company)
www.advantage24-7.com

AIKG LLC (Andretti) (e)(i)(l)	$4,250,000 Term Notes at	11/8/19	0%			9.0%
Marietta, GA. Entertainment company engaged in	12% (+4% PIK) due December 28,
indoor karting, games and food. (Entertainment)	2023.			4,487,514	4,487,514
www.andrettikarting.com	(i) Interest receivable $180,206.

Apollo Investment Corporation	35,000 shares	3/16/20	<1%	364,084	330,167	0.7%
NASDAQ: AINV (n) Public BDC
New York, NY.

Ares Capital Corporation NASDAQ: ARCC (n)	27,000 shares	3/16/20	<1%	343,460	383,310	0.8%
Public BDC
New York, NY.

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers	Total Centivo			301,342	301,342
and employees save money and have a better experience their. (Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.2%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at 9%
(Health Care)	(5% deferred) due December 31,
www.empiregenomics.com	2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care)	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%
www.firstwavetechnologies.com

FS KKR Capital Corp. NYSE: FSK (n) Philadelphia, PA.	25,000 shares	3/16/20	<1%	338,980	347,917	0.7%

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.2%
Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software)
www.givegab.com

Golub Capital BDC, Inc. NASDAQ: GBDC (n)	31,250 shares	3/16/20	<1%	403,910	358,125	0.7%
Public BDC
New York, NY.

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12%	2/6/15	<1%			3.0%
Nashville, TN. Student engagement education	(1% PIK) due September 30, 2024.			1,509,980	1,509,980
software providing core aligned physical activity	Warrant for 47,324 Series C
breaks. (Software)	Preferred.			25	25
www.gonoodle.com	Warrant for 21,948 Series D
	Preferred.			38	38
	Total GoNoodle			1,510,043	1,510,043

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12% (+2%	11/8/19	0%			2.6%
Greenville, NC. HDI is engaged in manufacturing,	PIK) due June 20, 2023.			1,262,205	1,262,205
installation and maintenance of signage and brands.
(Manufacturing)
www.hiltondisplays.com

Lumious (Tech 2000, Inc.) (g)	$850,000 Replacement Term Note at	11/16/18	0%			1.7%
Herndon, VA. Develops and delivers IT training.	14% due November 15, 2021.			860,777	860,777
(Software) www.t2000inc.com

Mattison Avenue Holdings LLC (e)(l)	$1,031,406 Second Amended, Restated	11/8/19	0%			2.2%
Dallas, TX. Provider of upscale salon spaces for	and Consolidated Promissory Note at
lease. (Professional Services)	14% (2% PIK) due June 9, 2022.			1,079,356	1,079,356
www.mattisonsalonsuites.com

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note at	10/22/12	4%			1.0%
Williamsville, NY. Full service accounts receivable	13% (3% for the calendar year 2020) due
management and collections company. (Contact Center)	January 31, 2022.			1,199,040	500,000
www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture
	at 8% due January 31, 2022.			150,000	-
	Warrant for 3.29% Membership Interests.
	Option for 1.5% Membership Interests.			97,625	-
	Total Mercantile			1,446,665	500,000

Open Exchange, Inc. (g)	397,899 Series C Preferred	11/13/13	4%	1,193,697	543,283	2.2%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.			208,243	108,656
Lincoln, MA. Online presentation and training	$450,000 Replacement Term Note at 9%
software. (Software)	due September 30, 2022.			450,000	450,000
www.openexc.com	Total Open Exchange			1,851,940	1,101,939

Owl Rock Capital Corporation NYSE: ORRC (n) Public BDC New York, NY.	30,000 shares	3/16/20	<1%	347,067	371,700	0.8%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	7/25/16	<1%	348,875	471,603	1.0%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	1.4%
Ithaca, NY. Developer of fully automated microfluidic	(g) 1,839,422 Series A Preferred.			2,099,999	-
based molecular assay and diagnostic testing devices.	(g) 50,593 Common.			-	-
(Health Care) www.rheonix.com	(g) 589,420 Series B Preferred.			702,732	702,732
	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	209,908	1.5%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.			750,000	324,761
networks using a proprietary, predictive analytic	717,772 Series C Preferred.			500,000	215,332
algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	750,000
(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	1.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Other Non-Control/Non-Affiliate Investments:
DataView, LLC (e)	Membership Interest.	10/1/98	5%	310,357	-	0.0%
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	-	0.0%
(Manufacturing) Subtotal Non-Control/Non-Affiliate Investments				$23,888,277	$23,167,335

Affiliate Investments – 31.1% of net assets (k) BeetNPath, LLC (Grainful) (e)(g)(m) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under
	1,119,024 Series A-2 Preferred Membership Units.	10/20/14	9%	$359,000	$-	0.0%
	1,032,918 Series B Preferred Membership Units.			261,277	-
	$262,626.64 Convertible Secured Notes at 8% due December 21, 2019.			262,627	-
	Total BeetNPath			882,904	-

Carolina Skiff LLC (e)(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,750,000	3.5%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.8%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,325,994	2,325,994
equipment, frame repair machines and paint booth	562.5 Class A Units			562,500	562,500
filter services for collision shops. (Automotive)	Total Filterworks			2,888,494	2,888,494
www.filterworksusa.com

Genicon, Inc. (e)(g)(l) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	-	0.5%
	$3,250,000 Promissory Notes at 10% due June 12, 2022, (10% PIK).			3,743,377	-
	$250,000 Promissory Note at 10% due June 12, 2021 (10% PIK).			262,184	250,000
	Warrants for Common.			120,000	-
	Total Genicon			5,125,561	250,000

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	750,000	2.5%
	1,876,922 Series B Preferred.			479,155	479,155
	Total Knoa			1,229,155	1,229,155
www.knoa.com

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850	-	0.0%

Microcision LLC (g)	$1,500,000 Subordinated	9/24/09	5%			3.0%
	Promissory Note at 11% due January 10, 2025.			1,400,999	1,400,999
	Membership Interest Purchase Warrant for 5%.			110,000	110,000
	Total Microcision			1,510,999	1,510,999

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	0.6%

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	-	5.2%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.			504,710	-
producingportable analytical devices using XRF,	117,371 Series B Convertible Preferred.			250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.			175,000	175,000
compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.			399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.			250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1
	Preferred.			45,000	45,000
	$1,500,000 Secured Subordinated
	Promissory Note at 12% due April 23,
	2023			1,457,500	1,457,500
	Total SciAps			4,581,484	2,576,774

Teleservices Solutions Holdings, LLC (e)(g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.			1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.			91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.			-	-
www.ipacesetters.com	PIK dividend for Series C and D at 12%
	and 14%, respectively.			104,198	-
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	9.5%
Portland, ME. Provides network deployment	21,391 Series C Preferred.			200,000	347,604
construction and information system services	70,176 Series D Preferred.			800,000	1,140,360
management for cellular, fiber optic and wireless	15,385 Series E Preferred.			500,012	500,012
systems providers. Its affiliated entity, SQF, LLC is	211,567 SQF Hold Co. Common.			-	22,036
a CLEC supporting small cell 5G deployment.	23,077 Series F Preferred.			750,003	750,003
(Professional Services)	Total Tilson			2,850,015	4,710,015
www.tilsontech.com

Other Affiliate Investments:
G-TEC Natural Gas Systems (e)(m)	Membership Interest	8/31/99	17%	400,000	-	0.0%
(Manufacturing)

Subtotal Affiliate Investments				$22,838,093	$15,438,278
Total investments – 77.7%				$46,726,370	$38,605,613
Other Assets in excess of liabilities – 22.3%					11,105,701
Net Assets – 100%					$49,711,314

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At June 30, 2020, restricted securities represented 95% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2020, ASC 820 designates 95% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

(e) These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months, or are not expected to do so going forward. However, if a debt or a preferred equity investment fails to make its most recent payment, then the investment will also be classified as non-income producing.

(f) As of June 30, 2020, the total cost of investment securities was approximately $46.7 million. Net unrealized depreciation was approximately ($8.1) million, which was comprised of $10.1 million of unrealized appreciation of investment securities and ($18.2) million of unrealized depreciation of investment securities. At June 30, 2020, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($17.2) million. The net unrealized loss for federal income tax purposes was ($7.1) million based on a tax cost of $43.1 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$-	$-	$-	$-	$-	$-
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	-	-	-	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	-	-	-	-	-	-
	Total BeetNPath	-	-	-	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	1,750,000	-	-

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	200,000	-	-

Filterworks	$2,283,702 Term Note at 12%.	2,302,653	23,341	-	2,325,994	-	163,388
Acquisition USA, LLC	562.5 Class A Units.	562.500	-	-	562,500	-	-
	Total Filterworks	2,865,153	23,341	-	2,888,494	-	163,388

Genicon, Inc.	1,586,902 Series B Preferred.	-	-	-	-	-	-
	$3,250,000 Promissory Notes at 10%.	500,000	-	(500,000)	-	-	17,054
	$250,000 Promissory Note at 10%	250,000	-	-	250,000	-	-
	Warrant for Common.	-	-	-	-	-	-
	Total Genicon	750,000	-	(500,000)	250,000	-	17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	750,000	-	-
	1,876,922 Series B Preferred.	479,155	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	1,229,155	-	-

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	-	-	-	-	-	-

Microcision	$1,500,000 Subordinated Promissory Note at 10%	-	1,400,999	-	1,400,999	-	93,916
	Membership Interest Purchase Warrant for 5%	-	110,000	-	110,000	56,916	-
	Total Microcision	-	1,510,999	-	1,510,999	56,916	93,916

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	300,000	-	-

SciAps, Inc.	187,500 Series A Preferred.	-	-	-	-	-	-
	274,299 Series A-1 Convertible Preferred.	-	-	-	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	250,000	-	-
	Warrant to Purchase Series D-1 Preferred.	-	45,000		45,000
	$1,500,000 Subordinated Promissory Note at 12%.	-	1,500,000	(42,500)	1,457,500	-	40,167
	Total SciAps	1,074,274	1,545,000	(42,500)	2,576,774	-	40,167

Teleservices Solutions	250,000 Class B Preferred Units.	-	-	-	-	-	-
Holdings, LLC	1,000,000 Class C Preferred Units.	-	-	-	-	-	-
	80,000 Class D Preferred Units.	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Gross Additions (1)	Gross Reductions (2)	June 30, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology	120,000 Series B Preferred.	1,950,000	-	-	1,950,000	-	26,250
Management, Inc.	21,391 Series C Preferred.	347,604	-	-	347,604	-	-
	70,176 Series D Preferred.	1,140,360	-	-	1,140,360	-	-
	15,385 Series E Preferred.	500,012	-	-	500,012		-
	23,077 Series F Preferred.	-	750,003	-	750,003	-	-
	211,567 SQF Hold Co. Common.	22,036	-	-	22,036	-	-
	Total Tilson	3,960,012	750,003	-	4,710,015	-	26,250

	Total Affiliate Investments	$12,151,435	$3,829,343	($542,500)	$15,438,278	$56,916	$340,775
	Total Control and Affiliate Investments	$12,151,435	$3,829,343	($542,500)	$15,438,278	$56,916	$340,775

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2020 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2020
Software	33.2%
Manufacturing	19.7
Professional Services	15.0
Entertainment	11.6
Automotive	7.4
Healthcare	4.9
BDC Investment Fund	4.6
Contact Center	1.3
Oil and Gas	1.3
Consumer Product	0.8
Marketing	0.2
Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 46.3% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.2%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and	January 1, 2022			65,000	65,000
spirits dealers. (Marketing Company)
www.advantage24-7.com

AIKG LLC (Andretti) (l)	$4,250,000 Term Notes at 12%	11/8/19	0%			8.2%
Marietta, GA. Entertainment company engaged in	(+4% PIK) due December 28, 2023.			4,398,125	4,398,125
indoor karting, games and food. (Entertainment)
www.andrettikarting.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and their	Total Centivo			301,342	301,342
employees save money and have a better experience.
(Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic	$444,915 Promissory Note at 9% (5%
treatments. (Health Care) www.empiregenomics.com	deferred) due December 31, 2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%
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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2019, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by RCM and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

In November 2019, Rand completed (the “Closing”) a stock sale transaction with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the completion of the Transaction, Rand intends to shift to an investment strategy focused on higher yielding debt investments and intends to elect U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. Rand intends to adopt a new dividend policy going forward that may include regular cash dividends to shareholders. In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019, Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (“Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

In addition, Rand effected a 1-for-9 reverse stock split of its common stock effective May 21, 2020. The reverse stock split affected all issued and outstanding shares of the Rand’s common stock, including shares held in treasury. The reverse stock split reduced the number of issued and outstanding shares of Rand’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The reverse stock split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in Rand’s outstanding common stock, except for adjustments for fractional shares.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. Our interim results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Reclassification – Certain prior year amounts in the stockholders’ equity section of the “Statement of Financial Position” have been reclassified. In addition, certain other balance sheet and income statement amounts have been reclassified to comply with regulatory rules.

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

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $10,417 and $42,428 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $0 and $500 for the six months ended June 30, 2020 and 2019, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $29,303 and $20,382 in OID income for the six months ended June 30, 2020 and 2019, respectively. OID income is estimated to be approximately $19,000 for the remainder of 2020.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $18,837 and $18,195 for the six months ended June 30, 2020 and 2019, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $26,000 per year.

SBA Debentures - The Corporation had $11,000,000 in outstanding SBA debentures at June 30, 2020 and December 31, 2019, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at June 30, 2020. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding, adjusted retroactively for the reverse stock split that occurred in May 2020. The Corporation does not have any common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes refunded during the six months ended June 30, 2020 and 2019 were $380,890 and $630,274, respectively. Interest paid during each of the six months ended June 30, 2020 and 2019 was $189,023 and $153,513, respectively. The Corporation converted $175,596 and $212,131 of interest receivable into investments during the six months ended June 30, 2020 and 2019, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2020 and December 31, 2019, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019. Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value. The Corporation purchased 1,300 shares for the treasury at a total cost of $14,304 during the six months ended June 30, 2020. No shares were repurchased during the six months ended June 30, 2019.

The Corporation paid a special dividend to shareholders, as a means to distribute all of the Corporation’s accumulated earnings and profits in May 2020 in preparation for the Corporation’s intended regulated investment company (“RIC”) election. The Corporation’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock representing the special dividend were distributed on May 11, 2020 to shareholders.

On May 21, 2020, the Corporation effected a 1-for-9 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split affected all issued and outstanding shares of its common stock, including shares held in treasury. The Reverse Stock Split reduced the number of issued and outstanding shares of the Corporation’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock. Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split, as applicable. The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Corporation’s outstanding common stock, except for minor adjustments for fractional shares.

Income Taxes – The Corporation intends to elect U.S. federal tax treatment as a RIC as of January 1, 2020 on its timely filed Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, the Corporation will be required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of investment company taxable income, as defined by the Code, for each tax year. The Corporation intends to make the requisite distributions to its shareholders, which will generally relieve the Corporation from U.S. federal income taxes with respect to all income distributed to its shareholders.

In anticipation of the RIC election and in accordance with GAAP, a net deferred tax asset of $1,451,658 was eliminated. This asset related to book/tax differences that are no longer applicable now that the Corporation intends to elect RIC status for income tax purposes.

Certain investments that generate non-qualifying income for a RIC, and the deferred tax liability related to these investments of $247,460, were placed in blocker corporation in December 2019. These blocker corporations will be subject to federal and state income taxes.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2020 or December 31, 2019.

Under the provisions of Section 382 the Internal Revenue Code of 1986, as amended, (the “Code”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transactions, the Corporation was able to utilize its remaining federal net operating losses (“NOL”). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law by President Trump on March 27, 2020, made changes to the NOL carryback rules for businesses. The Corporation was able to carryback a portion of its NOL under the CARES Act and received a tax benefit of $90,141.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through 2019.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the six months ended June 30, 2020 or 2019.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. The Corporation does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

June 30, 2020
ACV Auctions, Inc. (ACV)	17%
Tilson Technology Management, Inc. (Tilson)	12%
AIKG, LLC (Andretti)	12%
Filterworks Acquisition USA, LLC (Filterworks)	8%
SciAps, Inc. (Sciaps)	7%

December 31, 2019
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	8%
Outmatch (Outmatch)	6%

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

ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, used in the Corporation’s valuation at the measurement date. Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing price for the last three trading days of the reporting period.

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

95% of the Corporations investments were Level 3 at June 30, 2020 and 100% of the Corporation’s investments were Level 3 at December 31, 2019.

Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2020:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals

Non-Control/Non-Affiliate Equity	$-	$1,452,732	$500,000	$8,605,983	$10,558,715
Non-Control/Non-Affiliate Loan and Debt	500,000	2,370,757	602,569	7,344,075	10,817,401
Total Non-Control/Non-Affiliate	$500,000	$3,823,489	$1,102,569	$15,950,058	$21,376,116

Affiliate Equity	$1,750,000	$22,841	$2,548,429	$7,140,015	$11,461,285
Affiliate Loan and Debt	-	250,000	-	3,726,993	3,976,993
Total Affiliate	$1,750,000	$272,841	$2,548,429	$10,867,008	$15,438,278

Total Level 3 Investments	$2,250,000	$4,096,330	$3,650,998	$26,817,066	$36,814,394

Range	4.5-5X	1X	1X-3X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	4.6X	1X	2.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2020:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,820,692	$-	$-	$1,820,692
Debt investments	14,431,202	-	-	14,431,202
Equity investments	22,353,719	1,791,219	-	20,562,500
Total	$38,605,613	$1,791,219	$-	$36,814,394

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,570,692	$-	$-	$1,570,692
Debt investments	13,647,107	-	-	13,647,107
Equity investments	21,802,993	-	-	21,802,993
Total	$37,020,792	$-	$-	$37,020,792

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	-	-	36,877
Microcision LLC (Microcision)	-	56,916	-	56,916
Outmatch Holdings, LLC (Outmatch)	-	-	2,318,253	2,318,253
Total Realized Gains	36,877	56,916	2,318,253	2,412,046

Unrealized Losses included in net change in net assets from operations:

Genicon, Inc. (Genicon)	-	(515,804)	-	(515,804)
Total Unrealized Losses	-	(515,804)	-	(515,804)

Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	-	89,389	-	89,389
Filterworks Acquisition USA, LLC	-	23,341	-	23,341
Genicon	-	15,804	-	15,804
GoNoodle, Inc. (GoNoodle)	-	7,522	-	7,522
HDI Acquisition LLC (Hilton Displays)	-	12,666	-	12,666
Mattison Avenue Holdings LLC (Mattison)	-	42,678	-	42,678
Microcision	-	(99,001)	110,000	10,999
SciAps, Inc. (Sciaps)	-	1,457,500	45,000	1,502,500
Tilson Technology Management, Inc. (Tilson)	-	-	750,003	750,003
Total Purchases of Securities/Changes to Securities/Non-cash conversions	-	1,549,899	905,003	2,454,902

Repayments and Sale of Securities:
Advantage 24/7	(36,877)	-	-	(36,877)
Microcision LLC (Microcision)	-	(56,916)	-	(56,916)
Outmatch Holdings, LLC (Outmatch)	-	-	(4,463,749)	(4,463,749)
Total Repayments and Sale of Securities	(36,877)	(56,916)	(4,463,749)	(4,557,542)
Transfers within Level 3	250,000	(250,000)	-	-
Ending Balance June 30, 2020, of Level 3 Assets	$1,820,692	$14,431,202	$20,562,500	$36,814,394

Change in unrealized depreciation on investments for the period included in changes in net assets	$(522,086)
Net realized gain on investments for the period included in changes in net assets	$2,412,046

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804

Realized gains and losses included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	-	-	(40,500)	(40,500)
Gemcor II LLC (Gemcor)	-	-	39,893	39,893
SOMS Technologies, LLC (SOMS)	-	-	(472,632)	(472,632)
Total Realized Gains and Losses	-	-	(392,239)	(392,239)

Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	-	(262,627)	(261,277)	(523,904)
Genicon, Inc. (Genicon)	-	(215,080)	(537,500)	(752,580)
Mercantile Adjustment Bureau, LLC (Mercantile)	-	(200,000)	-	(200,000)
SciAps, Inc. (Sciaps)	-	-	(385,000)	(385,000)
SocialFlow, Inc. (Socialflow)	-	-	(1,071,300)	(1,071,300)
SOMS	-	-	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	-	-	1,860,000	1,860,000
Total Unrealized Gains and Losses	-	(677,707)	77,555	(600,152)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	-	-	140,000
Empire Genomics, LLC (Empire Genomics)	-	49,821	-	49,821
Genicon	-	417,809	-	417,809
GoNoodle, Inc. (GoNoodle)	-	5,205	-	5,205
KnowledgeVision Systems, Inc. (Knowledge Vision)	150,000	-	-	150,000
Microcision LLC (Microcision)	-	9,678	-	9,678
Tilson	-	-	500,012	500,012
Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	482,513	500,012	1,272,525

Repayments and Sale of Securities:
Advantage 24/7	(25,000)	-	(140,000)	(165,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	-	-	(3,500,000)
Gemcor	-	-	(39,893)	(39,893)
Total Repayments and Sale of Securities	(3,525,000)	-	(39,893)	(3,704,893)
Transfers within Level 3	444,915	(444,915)	-	-
Ending Balance, June 30, 2019, of Level 3 Assets	$2,145,692	$8,757,870	$20,338,483	$31,242,045

Change in unrealized depreciation on investments for the period included in changes in net assets	$(600,152)

Net realized loss on investments for the period included in changes in net assets	$(301,378)

Note 4. OTHER ASSETS

At June 30, 2020 and December 31, 2019, other assets was comprised of the following:

	June 30, 2020	December 31, 2019
Prepaid expenses	$44,409	$8,290
Operating receivables	15,000	546
Dividend receivable	-	256,542
Total other assets	$59,409	$265,378

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2020.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	June 30, 2020	December 31, 2019
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(194,251)	(213,087)
Debentures guaranteed by the SBA, net	$10,805,749	$10,786,913

The weighted average interest rate, including the SBA annual fee, at June 30, 2020 was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10 year maturity date. As of June 30, 2020, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at June 30, 2020 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000
Total Outstanding	$11,000,000

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and six months ended June 30, 2020 and 2019, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
April 1, 2020	$1,519,637	$34,142,455	$(1,469,105)	$19,865,666	$54,058,653
Payment of Dividend	864,910	-	-	(5,621,516)	(4,756,606)
Purchase of treasury shares	-	-	(14,304)		(14,304)
Net increase in net assets from operations	-	-	-	423,571	423,571
June 30, 2020	$2,384,547	$34,142,455	$(1,483,409)	$14,667,721	$49,711,314

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings	Total Stockholders’ Equity (Net Assets)
April 1, 2019	$686,304	$10,581,789	$(1,469,105)	22,180,614	$31,979,602
Net decrease in net assets from operations	-	-	-	(1,347,549)	(1,347,549)
June 30, 2019	$686,304	$10,581,789	$(1,469,105)	$20,833,065	$30,632,053

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	$(1,469,105)	$19,435,529	$53,628,516
Payment of Dividend	864,910	-	-	(5,621,516)	(4,756,606)
Purchase of treasury shares	-	-	(14,304)		(14,304)
Net increase in net assets from operations	-	-	-	853,708	853,708
June 30, 2020	$2,384,547	$34,142,455	$(1,483,409)	$14,667,721	$49,711,314

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2019	$686,304	$10,581,789	$(1,469,105)	21,725,199	$31,524,187
Net decrease in net assets from operations	-	-	-	(892,134)	(892,134)
June 30, 2019	$686,304	$10,581,789	$(1,469,105)	$20,833,065	$30,632,053

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three and six months ended June 30, 2020, the Base Management Fee was $141,386 and $281,763, respectively. For the year ended December 31, 2019, $85,483 in Base Management Fees was earned by RCM. As of June 30, 2020 and December 31, 2019, the Corporation had $141,294 and $49,359 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, the Corporation had $1,205 payable at December 31, 2019 to RCM for the expenses associated with the Administration Agreement. There were no amounts payable to RCM for expenses associated with the Administration Agreement at June 30, 2020.

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

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period minus (2) aggregate capital gains, whether realized or unrealized, in such period.

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

For the six months ended June 30, 2020, there were no Income Based Fees earned under the Investment Management Agreement.

The second part of the Incentive Fee is the “Capital Gains Fee”. This fee will be determined and payable in arrears as of the end of each calendar year. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the cumulative aggregate realized capital gains, in each case calculated from the effective date of the Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

For purposes of the Capital Gains Fee:

●	The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Corporations portfolio when sold minus (b) the accreted or amortized cost basis of such investment.

●	The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

●	The aggregate unrealized capital depreciation is calculated as the sum of the amount, if negative, between (a) the valuation of each investment in the portfolio as of the applicable Capital Gains Fee calculation date minus (b) the accreted or amortized cost basis of such investment.

As of June 30, 2020, there were no Capital Gains Fees earned or payable to RCM under the Investment Management Agreement because unrealized losses on the portfolio exceed realized gains. If the entire portfolio were to be liquidated as of June 30, 2020, there would be a capital gains incentive fee liability of approximately $753,000 based on those values. However, given the unlikely and remote nature of such a transaction, the amount has not been recorded.

Administration Agreement

In connection with the Closing, the Corporation entered into an Administration Agreement with RCM. Under the terms of the Administration Agreement, RCM agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for the Corporation’s operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as RCM, subject to review by the Corporation’s Board of Directors, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. RCM shall also arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

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

As of June 30, 2020 and December 31, 2019, the Corporation recorded $0 and $1,205, respectively, in accrued expenses and other liabilities on its Consolidated Statement of Financial Position for reimbursement of expenses owed to RCM under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on weighted average shares outstanding, for the six months ended June 30, 2020 and 2019. Share and per share data included in this schedule has been retroactively restated for the effect of the Reverse Stock Split that occurred during the six months ended June 30, 2020.

	Six months ended June 30, 2020 (Unaudited) (2)	Six months ended June 30, 2019 (Unaudited) (2)
Income (loss) from investment operations (1):
Investment income	$0.67	$1.85
Expenses	0.51	2.15
Investment income (loss) before income taxes	0.16	(0.30)
Income tax benefit	(0.22)	(0.13)
Net investment income (loss)	0.38	(0.17)
Net realized and unrealized (loss) gain on investments	0.06	(1.10)
Increase (decrease) in net assets from operations	0.44	(1.27)
Purchase of treasury shares	(0.01)	-
Payment of Cash Dividend	(2.44)	-
Effect of the Reverse Stock Split	(5.43)	-
Decrease in net assets	(7.44)	(1.27)
Net asset value, beginning of period	32.93	44.88
Net asset value, end of period	$25.49	$43.61
Per share market price, end of period	$10.97	$23.58
Total return based on market value	(54.6)%	4.80%
Total return based on net asset value	(7.3)%	(2.83)%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	1.92%	4.87%
Ratio of operating expenses including income taxes to average net assets	4.54%	3.87%
Ratio of net investment income (loss) to average net assets	1.43%	(0.40)%
Portfolio turnover	10.7%	3.2%
Net assets, end of period	$49,711,314	$30,632,053
Weighted shares outstanding, end of period	1,950,058	702,443

(1)	Per share data are based on weighted average shares outstanding and the results are rounded to the nearest cent.
(2)	Share and per share data included herein has been retroactively restated for the effect of the Reverse Stock Split

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies, and our liquidity and financial resources, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

We are an externally managed investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when also possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns.

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. Historically, we made the majority of our investments through our wholly-owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. With the capital raised in 2019, we now also have liquidity at Rand Capital Corporation, the parent company, with which to make investments.

In November 2019, Rand completed a stock sale transaction (the “Transaction”) with East Asset Management (“East”). The Transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of $15.5 million of cash and $9.5 million of portfolio assets. Concurrent with the closing of the transaction with East, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser and administrator, Rand entered into an investment advisory and management agreement (the “Investment Management Agreement”) and an administration agreement (the “Administration Agreement”) with RCM. Pursuant to the terms of the Investment Management Agreement, Rand will pay RCM a base management fee and may pay an incentive fee if specified benchmarks are met.

We intend to elect U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. With the election, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

In connection with our RIC election, we paid a special dividend of $23.7 million, or $1.62 per share on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”) to shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid in approximately 8.6 million shares of Common Stock.

To maintain our RIC status, we need to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has expressed its intention to adopt a new dividend policy that may include regular cash dividends to shareholders going forward.

As a result of the Transaction and our intention to elect RIC status, we have changed our investment objectives and strategy. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, our future investments will be made primarily in debt and loan instruments, as well as high yielding publicly traded equity instruments that provide income through dividends and relatively more liquidity than our private company investments.

Outlook

At the end of the second quarter of 2020, we had $22.1 million in cash and cash equivalents available for future investments and expenses, a decrease of $3.8 million from the end of 2019. The decrease was primarily due to approximately $4.0 million in additional portfolio investments and the approximately $4.8 million distributed to our shareholders as part of the special dividend. This was partially offset by the approximately $4.6 million received during the six months ended June 30, 2020 from a portfolio exit.

Since the outbreak of the COVID-19 pandemic, we have sought to engage in active discussions with the management teams of many of the companies within our portfolio regarding actions they have undertaken to limit the spread of COVID-19 and the impact of the COVID-19 pandemic on their businesses. We believe that our portfolio companies are taking the necessary actions to ensure the safety of their employees, customers and suppliers by enacting procedures such as work from home processes, staggered schedules, increased sanitation efforts and social distancing. Some companies have had to shut down for periods of time due to COVID-19. In addition, most of the portfolio companies that are qualified have applied for and received federal loans under the Paycheck Protection Program and, where applicable, are also applying for other federal support programs. At this time, we do not know what the total impact of the pandemic and resulting economic downturn may be on our portfolio companies. However, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

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

The following short and long-term trends provide us confidence in our ability to grow the Corporation:

●	We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.
●	We continue to manage risk by investing with other investors, when possible.
●	We are involved with the governance and management of a majority of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.
●	As our portfolio expands, we are able to better leverage our externalized management structure.
●	We believe receipt of cash and portfolio assets as consideration in the Transaction with East, as well as the establishment of RCM as our external investment advisor, broadens our potential pipeline of investment opportunities in order to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments so as to support a regular cash dividend for shareholders and complement our equity investments that drive capital appreciation.
●	We have sufficient cash to both invest in new opportunities and to repurchase shares. On April 22, 2020, our Board of Directors approved a new share repurchase plan, which authorizes the purchase of up to $1.5 million of our Common Stock through April 22, 2021 at prices per share of common stock of no greater than the then current net asset value. During the quarter, we purchased 1,300 shares at an average price of $11.00 per share.

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

Financial Condition

Overview:

	June 30, 2020	December 31, 2019	(Decrease) Increase	% (Decrease) Increase
Total assets	$61,127,860	$64,791,449	$(3,663,589)	(5.7)%
Total liabilities	11,416,546	11,162,933	253,613	2.3%
Net assets	$49,711,314	$53,628,516	$(3,917,202)	(7.3)%

Net asset value per share (NAV) was $19.21 at June 30, 2020 and $32.93 at December 31, 2019. The NAV as of December 31, 2019 was retroactively adjusted for the 1-for-9 reverse stock split effected in May 2020 by the Corporation.

Our gross outstanding SBA debentures at June 30, 2020 were $11,000,000 and they mature from 2022 through 2029. Cash and cash equivalents approximated 44% of net assets at June 30, 2020, as compared to 48% at December 31, 2019.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2020	December 31, 2019	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$46,726,370	$44,619,463	$2,106,907	4.7%
Unrealized depreciation, net	(8,120,757)	(7,598,671)	(522,086)	(6.9)%
Investments at fair value	$38,605,613	$37,020,792	$1,584,821	4.3%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 78% of net assets at June 30, 2020 versus 69% of net assets at December 31, 2019.

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

The change in investments during the six months ended June 30, 2020, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
SciAps Inc. (Sciaps)	$1,500,000
Tilson Technology Management, Inc. (Tilson)	750,003
Golub Capital BDC, Inc. (Golub)	403,910
Apollo Investment Corporation (Apollo)	364,084
Owl Rock Capital Corporation (Owl Rock)	347,067
Ares Capital Corporation (Ares)	343,460
FS KKR Capital Corp. (FS KKR)	338,980
Total of new investments	4,047,504

Other changes to investments:
AIKG LLC (Andretti) interest conversion	89,389
Mattison Avenue Holdings LLC (Mattison) interest conversion	42,678
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	23,341
Genicon Inc. (Genicon) OID amortization	15,804
HDI Acquisition LLC (Hilton Displays) interest conversion	12,666
Microcision LLC (Microcision) OID amortization	10,999
GoNoodle, Inc. (GoNoodle) interest conversion	7,522
Sciaps OID amortization	2,500
Total of other changes to investments	204,899

Investments repaid, sold, liquidated or converted:
Outmatch Holdings, LLC (Outmatch) stock sale	(2,145,496)
Total of investments repaid, sold, liquidated or converted	(2,145,496)

Net change in investments, at cost	$2,106,907

Results of Operations

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

Investment Income

	Three months ended June 30, 2020	Three months ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$570,686	$315,489	$255,197	80.9%
Interest from other investments	2,754	53,538	(50,784)	(94.9)%
Dividend and other investment income	94,438	207,060	(112,622)	(54.4)%
Fee income	6,667	6,959	(292)	(4.2)%
Total investment income	$674,545	$583,046	$91,499	15.7%

The total investment income that was received on a current basis for the three months ended June 30, 2020 was received from thirteen portfolio companies. This contrasts with the nine portfolio companies generating current income for the three months ended June 30, 2019.

Interest from portfolio companies – Interest from portfolio companies was approximately 81% higher during the three months ended June 30, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in the current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents during the three months ended June 30, 2020 versus the same period in 2019.

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

	Three months ended June 30, 2020	Three months ended June 30, 2019
FS KKR	$34,000	-
Apollo	15,750	-
Tilson	13,125	$13,126
Owl Rock	11,700	-
Ares	10,800
Golub	9,063	-
Knoa Software, Inc. (Knoa)	-	193,934
Total dividend and other investment income	$94,438	$207,060

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

The income associated with the amortization of financing fees was $6,667 and $6,959 for the three months ended June 30, 2020 and 2019, respectively. The board fees were $500 for the three months ended June 30, 2019. There were no board fees for the three months ended June 30, 2020.

Expenses

	Three months ended June 30, 2020	Three months ended June 30, 2019	Decrease	% Decrease
Total expenses	$475,806	$824,077	$(348,271)	(42.3)%

In November 2019, we completed a stock sale transaction with East and concurrently externalized the management of our portfolio to Rand Capital Management, LLC (RCM) as our external investment adviser and administrator. Our primary operating expenses now include the payment of fees to RCM under the Investment Management Agreement, and our allocable portion of overhead expenses and other administrative expenses under the Administration Agreement with RCM. Under the terms of the Investment Management Agreement, the compensation of the investment professionals of RCM and its staff, and the general office and overhead expenses incurred by RCM in maintaining its place of business, will be provided and paid for by RCM and not by us. We will be responsible for all other operating expenses, including those relating to:

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

Expenses decreased approximately $348,000 or 42% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in operating expenses was primarily due to an approximately $203,000 or 64% decrease in stockholders and office operating expenses. Stockholders and office operating expenses were higher during the three months ended June 30, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transaction. The decrease in expense can also be attributed to the decrease in professional fees of approximately $33,000 or 30% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as well as the absence of the salary and benefits expense in the three months ended June 30, 2020. The salary and benefit expense for the three months ended June 30, 2019 was approximately $223,000. These decreases were offset by the new base management fee payable to RCM during the three months ended June 30, 2020 of $141,386. There were no incentive fees earned by RCM for the three months ended June 30, 2020.

Realized Gain (Loss) on Investments

	Three months ended June 30, 2020	Three months ended June 30, 2019	Change
Realized gain (loss) on investments before income taxes	$18,595	$(432,739)	$451,334

During the three months ended June 30, 2020, we received escrow proceeds of approximately $21,000 from our investment in Outmatch, an investment we exited during the first quarter of 2020 and adjusted our realized gain from Advantage 24/7.

During the three months ended June 30, 2019, we recognized a realized loss on our investment in SOMS Technologies, LLC as the company ceased doing business. In addition, we received a final distribution of proceeds from an investment we exited in 2016, Gemcor LLC (Gemcor) of $39,893.

Change in Unrealized Depreciation of Investments

The coronavirus (COVID-19) pandemic is causing significant consequences around the globe, and we believe, based upon discussions with our portfolio company’s management, that many of our portfolio companies are experiencing uncertainty and concern for their operations during this unprecedented time. We believe that it is too soon to know if there will be any temporary or permanent impairment to their values, or other significant impact on their businesses. RCM and our Board of Directors will continue to assess the consequences of COVID-19 on our portfolio companies and examine any changes in their valuations during the remainder of 2020.

	Three months ended June 30, 2020	Three months ended June 30, 2019	Change
Change in unrealized depreciation of investments before income taxes	$206,237	$(1,122,448)	$1,328,685

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2020 was comprised of the following:

Three months ended June 30, 2020
Golub Capital BDC, Inc. (Golub)	$(15,188)
Genicon, Inc. (Genicon)	(5,613)
Owl Rock Capital Corporation (Owl Rock)	26,000
FS KKR Capital Corp. (FS KKR)	35,584
Apollo Investment Corporation (Apollo)	76,534
Ares Capital Corporation (Ares)	88,920
Total change in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2020	$206,237

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2019 was comprised of the following:

Three months ended June 30, 2019
SocialFlow, Inc. (Socialflow)	$(750,000)
Genicon, Inc. (Genicon)	(715,080)
BeetNPath, LLC (Beetnpath)	(130,000)
SOMS Technologies, LLC (SOMS)	472,632
Total change in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2019	$(1,122,448)

The valuations of our investments in Beetnpath and Socialflow were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased during the three months ended June 30, 2019 to revalue our holdings based upon the liquidation preferences of our securities and as a result of a then recent round of financing.

We recognized a realized loss on our investment in SOMS during the three months ended June 30, 2019.

All of these value adjustments resulted from a review by the Corporation’s management prior to the completion of the Transaction and RCM management after the completion of the Transaction, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the three months ended June 30, 2020 and 2019, the net increase (decrease) in net assets from operations was $423,571 and ($1,347,549), respectively.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Investment Income

	Six months ended June 30, 2020	Six months ended June 30, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,106,387	$721,454	$384,933	53.4%
Interest from other investments	86,004	71,349	14,655	20.5%
Dividend and other investment income	107,563	241,685	(134,122)	(55.5)%
Fee income	10,417	267,928	(257,511)	(98.1)%
Total investment income	$1,310,371	$1,302,416	$7,955	0.6%

Interest from portfolio companies – Interest from portfolio companies was approximately 53% higher during the six months ended June 30, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in the current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The increase in interest from other investments is due to higher average cash balances during the six months ended June 30, 2020 versus the six months ended June 30, 2019. This is offset by lower interest rates during the six months ended June 30, 2020 versus the same period in 2019.

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

	Six months ended June 30, 2020	Six months ended June 30, 2019
FS KKR	$34,000	-
Tilson	26,250	$23,708
Apollo	15,750	-
Owl Rock	11,700	-
Ares	10,800
Golub	9,063	-
Knoa Software, Inc. (Knoa)	-	193,934
Carolina Skiff LLC (Carolina Skiff)	-	24,043
Total dividend and other investment income	$107,563	$241,685

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

The income associated with the amortization of financing fees was $10,417 and $42,428 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $500 for the six months ended June 30, 2019. There were no board fees for the six months ended June 30, 2020.

Expenses

	Six months ended June 30, 2020	Six months ended June 30, 2019	Decrease	% Decrease
Total expenses	$992,312	$1,513,812	$(521,500)	(34.4)%

Expenses decreased approximately $522,000 or 34% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease in operating expenses was primarily due to an approximately $213,000 or 56% decrease in stockholders and office operating expenses. Stockholder and office operating expenses were higher during the six months ended June 30, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transactions during this period. The decrease in expense can also be attributed to the decrease in professional fees of approximately $81,000 or 24% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as well as the absence of the salary and benefits expense in the six months ended June 30, 2020. The salary and benefit expense for the six months ended June 30, 2019 was approximately $466,000. These decreases were offset by the new base management fee payable to RCM during the six months ended June 30, 2020 of $281,763. There were no incentive fees earned by RCM for the six months ended June 30, 2020.

Because of our intention to elect RIC status as of January 1, 2020, a net deferred tax asset of $1,451,658 was eliminated in accordance with GAAP, resulting in deferred tax expense for the six months ended June 30, 2020. In addition, certain portfolio investments, that generate non-qualifying income for a RIC, and their related deferred tax liabilities of $247,460, were contributed to blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

Realized Gain (Loss) on Investments

	Six months ended June 30, 2020	Six months ended June 30, 2019	Change
Realized gain (loss) on investments before income taxes	$2,412,046	$(392,239)	$2,804,285

During the six months ended June 30, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch as part of a strategic majority investment from Rubicon Technology Partners. We also received additional proceeds of $56,916 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and approximately $37,000 in additional gain from Advantage 24/7.

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

Change in Unrealized Depreciation of Investments

	Six months ended June 30, 2020	Six months ended June 30, 2019	Change
Change in unrealized depreciation of investments before income taxes	$(522,086)	$(600,152)	$78,066

The change in unrealized depreciation, before income taxes, for the six months ended June 30, 2020 was comprised of the following:

Six months ended June 30, 2020
Genicon, Inc. (Genicon)	$(515,804)
Golub Capital BDC, Inc. (Golub)	(45,785)
Apollo Investment Corporation (Apollo)	(33,917)
FS KKR Capital Corp. (FS KKR)	8,937
Owl Rock Capital Corporation (Owl Rock)	24,633
Ares Capital Corporation (Ares)	39,850
Total change in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2020	$(522,086)

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in unrealized depreciation, before income taxes, for the six months ended June 30, 2019 was comprised of the following:

Six months ended June 30, 2019
SocialFlow, Inc. (Socialflow)	$(1,071,300)
Genicon, Inc. (Genicon)	(752,580)
BeetNPath, LLC (Beetnpath)	(523,904)
SciAps, Inc. (Sciaps)	(385,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
SOMS Technologies, LLC	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000
Total change in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2019	$(600,152)

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2020 and 2019, the net increase (decrease) in net assets from operations was $853,708 and ($892,134), respectively.

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

As of June 30, 2020, our total liquidity consisted of approximately $22,057,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000 at June 30, 2020.

Net cash provided by operating activities has averaged approximately $510,000 over the last three years. The cash used for investments in portfolio companies has averaged approximately $2,300,000 over the last three years. We will generally use cash to fund our operating expenses, invest in portfolio companies, pay dividends and repurchase shares. We anticipate that we will continue to exit investments and shift our portfolio to income producing investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 6 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at June 30, 2020, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2020. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, operating expenses, dividends and future SBA debenture obligations.

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

As of June 30, 2020, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2020.

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

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States, and may negatively affect the operating results, financial conditions or liquidity of our portfolio companies which may subsequently have a negative impact on our operating results and financial condition. In addition, the pandemic may also negatively impact RCM’s ability, on our behalf, to invest a significant portion of the net proceeds from the Transaction on acceptable terms or within a reasonable timeframe.

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

As a result, the business, operating results, financial condition and liquidity of our portfolio companies have been, and may continue to be, materially and adversely affected. The cumulative impact to our portfolio companies’ results from coronavirus will depend to a large extent on the duration and severity of coronavirus and the actions taken by authorities and other entities to contain coronavirus or treat its impact, all of which are beyond our control. Certain of our portfolio companies have had, and continue to have, their operations temporarily shut down or significantly curtailed, which we believe will further exacerbate the impact of these events on those portfolio companies. In addition, even if our portfolio companies have availed themselves of loans from the Small Business Administration under the Paycheck Protection Program or the other assistance provided by U.S. federal and state governmental entities to mitigate the impacts of coronavirus, certain of our portfolio companies have experienced, and may continue to experience, significant liquidity issues, which, in turn, may increasingly have negative effects the ability of those portfolio companies to repay principal and interests on outstanding loans and other debt instruments owed to the Corporation, including resulting in the Corporation having large outstanding interest receivable balances owed to it and permitting certain portfolio companies to capitalize interest amounts owed to the Corporation, and certain of those portfolio companies may not be able to continue as going concerns. In connection with the coronavirus pandemic we may be required to restructure certain of our investments on terms that are less favorable to us to avoid potential bankruptcies and other insolvency issues for our portfolio companies. A substantial negative impact to one or more of our portfolio companies as a result of coronavirus could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total dollar of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)(4)
4/1/2020 – 4/30/2020	-	-	-	$1,500,000
5/1/2020 – 5/31/2020	-	-	-	$1,500,000
6/1/2020 – 6/30/2020	1,300	$11.00	$14,304	$1,485,696
Total	1,300	$11.00	$14,304	$1,485,696

(1)	There were 1,300 shares repurchased, in open market transactions, during the second quarter of 2020.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019.
(4)	Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(3.1)(ii)	Certificate of Amendment to the Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(3.1)(iii)	Certificate of Amendment to the Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on May 21, 2020.

(3.1)(iv)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 2, 2016. (File No. 814-00235).

(3.2)(i)	Certificate of Incorporation of Rand Merger Corporation as filed with the New York Department of State on December 18, 2008, incorporated by reference to Exhibit 1(a) to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(3.2)(ii)	By-laws of Rand Capital SBIC, Inc., incorporated by reference to Exhibit 2 to Registration Statement No. 811-22276 on Form N-5 of Rand Capital SBIC, Inc. filed with the SEC on February 6, 2009. (File No. 811-22276).

(4)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the Securities Exchange Commission on April 22, 1997. (File No. 333-25617).

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2020

RAND CAPITAL CORPORATION

/s/ Allen F. Grum
Allen F. Grum, President
(Chief Executive Officer)

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer
(Chief Financial Officer)

