Form 10-Q
period 2020-09-30
RAND CAPITAL CORP
filed 2020-11-06
CIK 81955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 2,583,772 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Investments at fair value:
Affiliate investments (cost of $22,859,230 and $19,035,446, respectively)	$15,459,415	$12,151,435
Non- Control/Non-Affiliate investments (cost of $26,961,995 and $25,584,017, respectively)	26,223,106	24,869,357
Total investments, at fair value (cost of $49,821,225 and $44,619,463, respectively)	41,682,521	37,020,792
Cash and cash equivalents	19,074,372	25,815,720
Interest receivable (net of allowance: $142,413 at 9/30/20 and $166,413 at 12/31/19)	457,501	142,265
Deferred tax asset	-	1,204,198
Prepaid income taxes	40,789	343,096
Other assets	53,732	265,378
Total assets	$61,308,915	$64,791,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,815,169	$10,786,913
Amounts due to investment adviser	152,447	50,564
Accounts payable and accrued expenses	82,785	207,873
Deferred tax payable	228,695	-
Bonus payable	-	80,000
Deferred revenue	79,666	37,583
Total liabilities	11,358,762	11,162,933
Commitments and contingencies (See Note 5)

Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916 at 9/30/20 and 1,688,485 at 12/31/19; shares outstanding: 2,585,403 at 9/30/20 and 1,628,369 at 12/31/19	2,384,547	1,519,637
Capital in excess of par value	34,142,455	34,142,455
Treasury stock, at cost: shares: 63,513 at 9/30/20 and 60,116 at 12/31/19	(1,507,093)	(1,469,105)
Total distributable earnings	14,930,244	19,435,529
Total stockholders’ equity (net assets) (per share – 9/30/20: $19.32, 12/31/19: $32.93)	49,950,153	53,628,516
Total liabilities and stockholders’ equity (net assets)	$61,308,915	$64,791,449

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Investment income:
Interest from portfolio companies:
Affiliate investments	$178,714	$217,953	$487,822	$632,705
Non-Control/Non-Affiliate investments	456,160	110,150	1,253,439	416,852
Total interest from portfolio companies	634,874	328,103	1,741,261	1,049,557

Interest from other investments:
Non-Control/Non-Affiliate investments	1,157	36,797	87,161	108,146
Total interest from other investments	1,157	36,797	87,161	108,146

Dividend and other investment income:
Affiliate investments	13,125	65,996	39,375	307,681
Non-Control/Non-Affiliate investments	80,212	-	161,525	-
Total dividend and other investment income	93,337	65,996	200,900	307,681

Fee income:
Affiliate investments	5,000	3,607	10,417	11,460
Non-Control/Non-Affiliate investments	2,500	2,852	7,500	262,927
Total fee income	7,500	6,459	17,917	274,387
Total investment income	736,868	437,355	2,047,239	1,739,771
Expenses:
Base management fee (see Note 8)	152,438	-	434,201	-
Interest on SBA obligations	104,190	94,191	312,570	303,849
Professional fees	126,759	68,931	383,795	406,859
Stockholders and office operating	50,022	85,782	217,866	466,543
Directors’ fees	28,375	30,124	85,125	87,372
Insurance	8,033	10,500	26,101	31,070
Corporate development	10,474	18,301	12,480	51,627
Other operating	107	604	572	3,413
Salaries	-	181,500	-	544,500
Employee benefits	-	40,606	-	143,705
Bad debt (recovery) expense	(24,000)	-	(24,000)	5,413
Total expenses	456,398	530,539	1,448,710	2,044,351
Net investment income (loss) before income taxes	280,470	(93,184)	598,529	(304,580)
Income tax benefit	-	(27,635)	(419,101)	(118,498)
Net investment income (loss)	280,470	(65,549)	1,017,630	(186,082)

Net realized gain (loss) on sales and dispositions of investments:
Control investments	-	-	-	80,393
Affiliate investments	-	-	56,916	(472,632)
Non-Control/Non-Affiliate investments	-	-	2,355,130	-
Income tax benefit	-	-	-	(90,861)
Net realized gain (loss) on sales and dispositions of investments	-	-	2,412,046	(301,378)
Net change in unrealized depreciation on investments:
Affiliate investments	-	(1,847,468)	(515,804)	(1,176,320)
Non-Control/Non-Affiliate investments	(17,947)	(1,749,661)	(24,229)	(3,020,961)

Change in unrealized depreciation before income taxes	(17,947)	(3,597,129)	(540,033)	(4,197,281)
Deferred income tax (benefit) expense	-	(783,790)	1,773,412	(913,719)
Net change in unrealized depreciation on investments	(17,947)	(2,813,339)	(2,313,445)	(3,283,562)

Net realized and unrealized (loss) gain on investments	(17,947)	(2,813,339)	98,601	(3,584,940)
Net increase (decrease) in net assets from operations	$262,523	$(2,878,888)	$1,116,231	$(3,771,022)
Weighted average shares outstanding	2,587,155	702,443	2,162,308	702,443
Basic and diluted net increase (decrease) in net assets from operations per share	$0.10	$(4.10)	$0.52	$(5.37)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019

Net assets at beginning of period	$49,711,314	$30,632,053	$53,628,516	$31,524,187

Net investment income (loss)	280,470	(65,549)	1,017,630	(186,082)
Net realized gain (loss) on sales and dispositions of investments	-	-	2,412,046	(301,378)
Net change in unrealized depreciation on investments	(17,947)	(2,813,339)	(2,313,445)	(3,283,562)
Net increase (decrease) in net assets from operations	262,523	(2,878,888)	1,116,231	(3,771,022)
Purchase of treasury shares	(23,684)	-	(37,988)	-
Payment of cash dividend	-	-	(4,756,606)	-
Net assets at end of period	$49,950,153	$27,753,165	$49,950,153	$27,753,165

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$1,116,231	$(3,771,022)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(7,027,982)	(900,012)
Proceeds from sale of portfolio investments	4,557,542	39,893
Proceeds from loan repayments	-	4,525,000
Net realized (gain) loss on portfolio investments	(2,412,046)	392,239
Change in unrealized depreciation on investments before income taxes	540,033	4,197,281
Deferred tax benefit	1,432,893	(1,128,197)
Depreciation and amortization	28,256	27,809
Original issue discount amortization	(38,552)	(30,573)
Non-cash conversion of debenture interest	(280,724)	(344,222)
Change in interest receivable allowance	(24,000)	5,413
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(291,236)	14,311
Decrease (increase) in other assets	211,644	(306,174)
Decrease in prepaid income taxes	302,307	649,940
Decrease in accounts payable and accrued expenses	(125,088)	(143,025)
Decrease in bonus payable	(80,000)	(125,000)
Increase in due to investment advisor	101,883	-
Increase (decrease) in deferred revenue	42,085	(44,388)
Total adjustments	3,062,985	6,830,295
Net cash (used in) provided by operating activities	(1,946,754)	3,059,273

Cash flows from financing activities:
Payment of cash dividend	(4,756,606)	-
Purchase of treasury shares	(37,988)
Proceeds from SBA debentures	-	2,250,000
Origination costs to SBA	-	(54,563)
Net cash (used in) provided by financing activities	(4,794,594)	2,195,437

Net (decrease) increase in cash and cash equivalents	(6,741,348)	5,254,710
Cash and cash equivalents:
Beginning of period	25,815,720	4,033,792
End of period	$19,074,372	$9,288,502

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 52.5% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	13.1%

Advantage 24/7 LLC (g)	$140,000 Term Note at 7% due	1/1/19	0%			0.1%
Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	January 1, 2022			65,000	65,000

AIKG LLC (Andretti) (e)(i)(l) Marietta, GA. Entertainment company engaged in indoor karting, games and food. (Entertainment) www.andrettikarting.com	$4,250,000 Term Notes at 12% (+4% PIK) due December 28, 2023. (i) Interest receivable $225,081.	11/8/19	0%	4,533,387	4,533,387	9.0%

Apollo Investment Corporation NASDAQ: AINV (n) Public BDC New York, NY.	35,000 shares.	3/16/20	<1%	364,084	292,717	0.5%

Ares Capital Corporation NASDAQ: ARCC (n) Public BDC New York, NY.	27,000 shares.	3/16/20	<1%	343,460	378,000	0.7%

Barings BDC, Inc. NYSE: BBDC (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	333,352	319,867	0.6%

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	3/19/18	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.	3/19/18		101,342	101,342
company that helps self-insured employers and their	Total Centivo			301,342	301,342
employees save money and have a better experience.
(Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured due	6/13/14	0%			1.2%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at 9%	10/1/18
(Health Care)	due December 31, 2020.			444,915	444,915
www.empiregenomics.com	Total Empire			1,753,590	602,569
	(i) Interest receivable $50,692.

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.7%

FS KKR Capital Corp. NYSE: FSK (n) Public BDC Philadelphia, PA.	25,000 shares	3/16/20	<1%	338,980	398,167	0.8%

GiveGab, Inc. (e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	1/14/15	4%	616,221	616,221	1.2%

Golub Capital BDC, Inc. NASDAQ: GBDC (n) Public BDC New York, NY.	31,250 shares	3/16/20	<1%	403,910	410,833	0.8%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12% (1%	11/1/19	<1%			3.0%
Nashville, TN. Student engagement education	PIK) due September 30, 2024.			1,513,754	1,513,754
software providing core aligned physical activity	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,513,817	1,513,817

HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12% (+2%	11/8/19	0%			2.5%
Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	PIK) due June 20, 2023.			1,268,656	1,268,656

Lumious (Tech 2000, Inc.) (g)	$850,000 Replacement Term Note at	11/16/18	0%			1.7%
Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	14% due November 15, 2021.			860,777	860,777

Mattison Avenue Holdings LLC (e)(l)	$1,031,406 Second Amended, Restated	11/8/19	0%			2.2%
Dallas, TX. Provider of upscale salon spaces for	and Consolidated Promissory Note at
lease. (Professional Services)	14% (2% PIK) due June 9, 2022.			1,116,498	1,116,498
www.mattisonsalonsuites.com

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note	10/22/12	4%			1.0%
Williamsville, NY. Full service accounts	at 13% (8% effective August 2020)
receivable management and collections company.	due January 31, 2022.			1,199,040	500,000
(Contact Center) www.mercantilesolutions.com	(e) $150,000 Subordinated Debenture	6/30/14
	at 8% due January 31, 2022.
	Warrant for 3.29% Membership	10/22/12		150,000	-
	Interests. Option for 1.5%
	Membership Interests.			97,625	-
	Total Mercantile			1,446,665	500,000

Open Exchange, Inc. (g)	397,899 Series C Preferred	11/13/13	4%	1,193,697	543,283	2.2%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	108,656
Lincoln, MA. Online presentation and training	$450,000 Replacement Term Note at	10/22/19
software. (Software)	9% due September 30, 2022.			450,000	450,000
www.openexc.com	Total Open Exchange			1,851,940	1,101,939

Owl Rock Capital Corporation NYSE: ORRC (n) Public BDC New York, NY.	30,000 shares.	3/16/20	<1%	347,067	364,700	0.7%

PennantPark Investment Corporation NASDAQ: PNNT (n) Public BDC New York, NY.	100,000 shares.	8/13/20	<1%	370,130	322,000	0.6%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	0.9%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	-	-	1.4%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	-
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.	10/24/09		-	-
testing devices. (Health Care)	(g) 589,420 Series B Preferred.	9/29/15		702,732	702,732
www.rheonix.com	Total Rheonix			2,802,731	702,732

Science and Medicine Group, Inc. (SMG) (g)	$1,900,000 Promissory Note at 12% due	7/31/20	0%			3.8%
Arlington, VA. Research and advisory firm serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care) www.scienceandmedicinegroup.com	March 5, 2023.			1,900,000	1,900,000

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	209,908	1.5%
New York, NY. Provides instant analysis of	1,204,819 Series B-1 Preferred.	4/8/14		750,000	324,761
social networks using a proprietary, predictive	717,772 Series C Preferred.	6/26/15		500,000	215,332
analytic algorithm to optimize advertising and	Total Social Flow			1,750,000	750,000
publishing. (Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m)	26.5337 Units.	4/1/05	3%	719,097	500,000	1.0%
Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com

TCG BDC, Inc. NASDAQ: CGBD (n) Public BDC	40,000 shares.	8/13/20	<1%	376,996	367,466	0.7%
New York, NY.

Other Non-Control/Non-Affiliate Investments:	Membership Interest.	10/1/98	5%	310,357	-	0.0%
DataView, LLC (e)
(Software)

UStec/Wi3 (e)	Common stock.	12/17/98	<1%	100,500	-	0.0%
(Manufacturing)
Subtotal Non-Control/Non-Affiliate Investments				$26,961,995	$26,223,106

Affiliate Investments – 30.9% of net assets (k)	1,119,024 Series A-2 Preferred	10/20/14	9%			0.0%
BeetNPath, LLC (Grainful) (e)(g)(m)	Membership Units.			$359,000	$-
Ithaca, NY. Frozen entrées made from 100%	1,032,918 Series B Preferred	10/16/15
whole grain steel cut oats under Grainful brand	Membership Units.			261,277	-
name. (Consumer Product)	$262,626.64 Convertible Secured Notes	6/17/16
www.grainful.com	at 8% due December 21, 2019.			262,627	-
	Total BeetNPath			882,904	-

Carolina Skiff LLC (e)(g)(m)	6.0825% Class A Common Membership	1/30/04	7%			3.5%
Waycross, GA. Manufacturer of ocean fishing	Interest.			15,000	1,750,000
and pleasure boats. (Manufacturing)
www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%
Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.8%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,337,882	2,337,882
equipment, frame repair machines and paint booth	562.5 Class A Units			562,500	562,500
filter services for collision shops. (Automotive)	Total Filterworks			2,900,382	2,900,382
www.filterworksusa.com

Genicon, Inc. (e)(g)(l)	1,586,902 Series B Preferred.	4/10/15	6%	1,000,000	-	0.5%
Winter Park, FL. Designs, produces and	$3,250,000 Promissory Notes at 10%	11/2/18
distributes patented surgical instrumentation.	due June 12, 2022, (10% PIK).			3,743,377	-
(Health Care)	$250,000 Promissory Note at 10% due	6/14/19
www.geniconendo.com	June 12, 2021 (10% PIK).			262,184	250,000
	Warrants for Common.	11/2/18		120,000	-
	Total Genicon			5,125,561	250,000

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			2.4%
New York, NY. End user experience	Preferred.			750,000	750,000
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	479,155
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	1,229,155
www.knoa.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	-	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g)	$1,500,000 Subordinated Promissory	1/10/20	5%			3.0%
Pennsauken Township, NJ. Manufacturer of	Note at 11% due January 10, 2025.			1,406,498	1,406,498
precision machined medical implants,	Membership Interest Purchase Warrant	1/10/20
components and assemblies. (Manufacturing)	for 5%.			110,000	110,000
www.microcision.com	Total Microcision			1,516,498	1,516,498

New Monarch Machine Tool, Inc. (e)(g)	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com

OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	11/30/18	8%	752,712	300,000	0.6%
Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	-	5.2%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	-
producing portable analytical devices using XRF,	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
LIBS and RAMAN spectroscopy to identify	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1	5/9/17
	Preferred.			45,000	45,000
	$1,500,000 Secured Subordinated	4/23/20
	Promissory Note at 12% due April 23,
	2023.			1,461,250	1,461,250
	Total SciAps			4,585,234	2,580,524
	(i) Interest receivable $78,500.

Teleservices Solutions Holdings, LLC (e)(g)(l)	250,000 Class B Preferred Units.	5/30/14	6%	250,000	-	0.0%
Montvale, NJ. Customer contact center	1,000,000 Class C Preferred Units.	5/30/14		1,190,680	-
specializing in customer acquisition and retention	80,000 Class D Preferred Units.	12/19/14		91,200	-
for selected industries. (Contact Center)	104,198 Class E Preferred Units.	6/10/15		-	-
www.ipacesetters.com	PIK dividend for Series C and D at 12%	3/27/16
	and 14%, respectively.			104,198	-
	Total Teleservices			1,636,078	-

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	9.4%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	347,604
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	1,140,360
management for cellular, fiber optic and wireless	*15,385 Series E Preferred.	3/15/19		500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.	3/15/19		-	22,036
is a CLEC supporting small cell 5G deployment.	23,077 Series F Preferred.	6/15/20		750,003	750,003
(Professional Services)	Total Tilson			2,850,015	4,710,015
www.tilsontech.com	*2.5% dividend payable quarterly.

Other Affiliate Investments:
G-TEC Natural Gas Systems (e)(m) (Manufacturing)	Membership Interest	8/31/99	17%	400,000	-	0.0%

Subtotal Affiliate Investments				$22,859,230	$15,459,415
Total investments – 83.4%				$49,821,225	$41,682,521
Other Assets in excess of liabilities – 16.6%					$8,267,632
Net Assets – 100%					$49,950,153

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At September 30, 2020, restricted securities represented 93% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

(b) The Date Acquired column indicates the date on which the Corporation first acquired an investment.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2020, ASC 820 designates 93% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale, and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of September 30, 2020, the total cost of investment securities was approximately $49.8 million. Net unrealized depreciation was approximately ($8.1) million, which was comprised of $10.1 million of unrealized appreciation of investment securities and ($18.2) million of unrealized depreciation of investment securities. At September 30, 2020, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($16.9) million. The net unrealized loss for federal income tax purposes was ($6.8) million based on a tax cost of $48.6 million.

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

(l) Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment and due at maturity. The amount of PIK earned is included in the interest rate detailed in the “Type of Investment” column, unless it has been noted with a (+), in which case the PIK is in addition to the face amount of interest due on the security.

(m) Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital SBIC, Inc. for federal income tax and Regulated Investment Company (RIC) compliance.

(n) Publicly traded company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$-	$-	$-	$-	$-	$-	$-
Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	-	-	-	-	-	-	-
	$262,626.64 Convertible Secured Notes at 8%	-	-	-	-	-	-	-
	Total BeetNPath	-	-	-	-	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	-	1,750,000	-	-

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	-	200,000	-	-

Filterworks	$2,283,702 Term Note at 12%.	2,302,653	-	35,229	-	2,337,882	-	247,607
Acquisition USA,	562.5 Class A Units.	562,500	-	-	-	562,500	-	-
LLC	Total Filterworks	2,865,153	-	35,229	-	2,900,382	-	247,607

Genicon, Inc.	1,586,902 Series B Preferred.	-	-	-	-	-	-	-
	$3,250,000 Promissory Notes at 10%.	500,000	(500,000)	-	-	-	-	17,054
	$250,000 Promissory Note at 10%	250,000	-	-	-	250,000	-	-
	Warrant for Common.	-	-	-	-	-	-	-
	Total Genicon	750,000	(500,000)	-	-	250,000	-	17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	-	750,000	-	-
	1,876,922 Series B Preferred.	479,155	-	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	-	1,229,155	-	-

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	-	-	-	-	-	-	-

Microcision	$1,500,000 Subordinated Promissory Note at 10%	-	-	1,406,498	-	1,406,498	-	140,667
	Membership Interest Purchase Warrant for 5%	-	-	110,000	-	110,000	56,916	-
	Total Microcision	-	-	1,516,498	-	1,516,498	56,916	140,667

New Monarch	22.84 Common.	22,841	-	-	-	22,841	-
Machine Tool, Inc.

OnCore Golf	300,483 Series AA Preferred.	300,000	-	-	-	300,000	-	-
Technology, Inc.

SciAps, Inc.	187,500 Series A Preferred.	-	-	-	-	-	-	-
	274,299 Series A-1 Convertible Preferred.	-	-	-	-	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	-	250,000	-	-
	Warrant to Purchase Series D-1 Preferred.	-	-	45,000		45,000
	$1,500,000 Subordinated Promissory Note at 12%.	-	-	1,500,000	(38,750)	1,461,250	-	93,911
	Total SciAps	1,074,274	-	1,545,000	(38,750)	2,580,524	-	93,911

Teleservices	250,000 Class B Preferred Units.	-	-	-	-	-	-	-
Solutions Holdings, LLC	1,000,000 Class C Preferred Units.	-	-	-	-	-	-	-
	80,000 Class D Preferred Units.	-	-	-	-	-	-	-
	104,198 Class E Preferred Units.	-	-	-	-	-	-	-
	Total Teleservices	-	-	-	-	-	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Additions (2)	September 30, 2020 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Tilson	120,000 Series B Preferred.	1,950,000	-	-	-	1,950,000	-	39,375
Technology	21,391 Series C Preferred.	347,604	-	-	-	347,604	-	-
Management, Inc.	70,176 Series D Preferred.	1,140,360	-	-	-	1,140,360	-	-
	15,385 Series E Preferred.	500,012	-	-	-	500,012	-	-
	23,077 Series F Preferred.	-	-	750,003	-	750,003	-	-
	211,567 SQF Hold Co. Common.	22,036	-	-	-	22,036	-	-
	Total Tilson	3,960,012	-	750,003	-	4,710,015	-	39,375

	Total Affiliate Investments	$12,151,435	$(500,000)	$3,846,730	$(38,750)	$15,459,415	$56,916	$537,614
	Total Control and Affiliate Investments	$12,151,435	$(500,000)	$3,846,730	$(38,750)	$15,459,415	$56,916	$537,614

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements and the Consolidated Schedule of Portfolio Investments.

(1) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include the movement of an existing portfolio company into this category and out of another category.

(2) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.

(3) Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in “Control or Affiliate” categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2020 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2020
Software	30.7%
Manufacturing	18.3
Professional Services	14.0
Entertainment	10.8
Healthcare	9.1
Automotive	7.0
BDC Investment Fund	6.8
Contact Center	1.2
Oil and Gas	1.2
Consumer Product	0.7
Marketing	0.2
Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 46.3% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.2%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	12/30/10	0%			0.1%
Williamsville, NY. Marketing program for wine and	January 1, 2022			65,000	65,000
spirits dealers. (Marketing Company)
www.advantage24-7.com

AIKG LLC (Andretti) (l)	$4,250,000 Term Notes at 12%	11/8/19	0%			8.2%
Marietta, GA. Entertainment company engaged in	(+4% PIK) due December 28, 2023.			4,398,125	4,398,125
indoor karting, games and food. (Entertainment)
www.andrettikarting.com

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	7/5/17	<1%	200,000	200,000	0.6%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.			101,342	101,342
company that helps self-insured employers and their	Total Centivo			301,342	301,342
employees save money and have a better experience.
(Health Care)
www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.1%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due December 31, 2020.			1,308,675	157,654
diagnosing and guiding patient therapeutic	$444,915 Promissory Note at 9% (5%
treatments. (Health Care) www.empiregenomics.com	deferred) due December 31, 2020.			444,915	444,915
	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%
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

(b) The Date Acquired column indicates the date on which the Corporation first acquired an investment.

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

(l) Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment and due at maturity. The amount of PIK earned is included in the interest rate detailed in the “Type of Investment” column, unless it has been noted with a (+), in which case the PIK is in addition to the face amount of interest due on the security.

(m) Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital SBIC, Inc. for federal income tax and Regulated Investment Company (RIC) compliance.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Advantage 24/7 LLC	$140,000 Term Note at 7%.	$99,500	$-	$-	$(99,500)	$-	$40,500	$-
Gemcor II, LLC		-	-	-	-	-	39,893	-
	Total Control Investments	$99,500	$-	$-	$(99,500)	$-	$80,393	$-

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$-	$-	$-	$-	$-	$-	$-
	1,032,918 Series B Preferred Membership Units.	261,277	(261,277)	-	-	-	-	-
	$262,626.64 Convertible Secured Notes at 8%.	262,627	(262,627)	-	-	-	-	-
	Total BeetNPath	523,904	(523,904)	-	-	-	-	-

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	-	-	-	1,750,000	-	76,914

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	-	200,000	-	-

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	-	-	2,302,653	-	2,302,653	-	47,368
	562.5 Class A Units.	-	-	562,500	-	562,500	-	-
	Total Filterworks	-	-	2,865,153	-	2,865,153	-	47,368

First Wave Technologies, Inc.	670,443.2 Class A Common.	33,000	-	-	(33,000)	-	-	-

Genicon, Inc.	1,586,902 Series B Preferred.	1,000,000	(1,000,000)	-	-	-	-	-
	$3,250,000 Promissory Notes at 10%.	3,385,586	(3,154,750)	269,164	-	500,000	-	379,469
	$250,000 Promissory Note at 10%	-	(7,797)	257,797	-	250,000	-	12,184
	Warrant for Common.	37,500	(37,500)	-	-	-	-	-
	Total Genicon	4,423,086	(4,200,047)	526,961	-	750,000	-	391,653

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-	-	-	-	-	-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	-	-	-	750,000	-	193,934
	1,876,922 Series B Preferred.	479,155	-	-	-	479,155	-	-
	Total Knoa	1,229,155	-	-	-	1,229,155	-	193,934

KnowledgeVision Systems, Inc.	200,000 Series A-1 Preferred.	-	-	-	-	-	-	-
	214,285 Series A-2 Preferred.	-	-		-	-	-	-
	129,033 Series A-3 Preferred.	165,001	-	-	(165,001)	-	-	-
	$75,000 Subordinated Promissory Notes at 8%.	75,000	-		(75,000)	-	-	22,000
	$900,000 Term Note at 13%.	750,000	-	150,000	(900,000)	-	-	98,142
	Warrant for 46,743 Series A-3.	35,000	-	-	(35,000)	-	-	-
	Total KnowledgeVision	1,025,001	-	150,000	(1,175,001)	-	-	120,142

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	351,477	(351,477)	-	-	-	-	-

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK).	1,933,353	-	14,536	(1,947,889)	-	-	232,874
	15% Class A Common Membership Interest.	610,000	-	-	(610,000)	-	1,510,000	-
	Total Microcision	2,543,353	-	14,536	(2,557,889)	-	1,510,000	232,874

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	-	22,841	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	-	300,000	-	-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	700,000	(700,000)	-	-	-	-	-
	274,299 Series A-1 Convertible Preferred.	250,000	(250,000)	-	-	-	-	-
	117,371 Series B Convertible Preferred.	250,000	-	-	-	250,000	-	-
	113,636 Series C Convertible Preferred.	175,000	-	-	-	175,000	-	-
	369,698 Series C-1 Convertible Preferred.	399,274	-	-	-	399,274	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	-	250,000	-	-
	Total SciAps	2,024,274	(950,000)	-	-	1,074,274	-	-

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	-		-	-	-	(472,632)	-

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units.	-		-	-	-	-	-
	1,000,000 Class C Preferred Units.	-		-	-	-	-	-
	80,000 Class D Preferred Units.	-		-	-	-	-	-
	104,198 Class E Preferred Units.	-		-	-	-	-	-
	Total Teleservices	-		-	-	-	-	-

Tilson Technology Management, Inc.	120,000 Series B Preferred.	600,000	1,350,000	-	-	1,950,000	-	49,958
	21,391 Series C Preferred.	200,000	147,604	-	-	347,604	-	-
	70,176 Series D Preferred.	800,000	340,360	-	-	1,140,360	-	-
	15,385 Series E Preferred.	-	-	500,012	-	500,012	-	-
	211,567 SQF Hold Co. Common.	-	22,036	-	-	22,036	-
	$200,000 Subordinated Promissory Note at 8%.	200,000	-	-	(200,000)	-	-	47,332
	$800,000 Subordinated Promissory Note at 8%.	800,000	-	-	(800,000)	-	-	11,835
	Total Tilson	2,600,000	1,860,000	500,012	(1,000,000)	3,960,012	-	109,125

	Total Affiliate Investments	$17,026,091	$(4,165,428)	$4,056,662	$(4,765,890)	$12,151,435	$1,037,368	$1,172,010
	Total Control and Affiliate Investments	$17,125,591	$(4,165,428)	$4,056,662	$(4,865,390)	$12,151,435	$1,117,761	$1,172,010

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements and the Consolidated Schedule of Portfolio Investments.

(1) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow on investments, capitalized interest and the accretion of discounts. Gross additions also include the movement of an existing portfolio company into this category and out of another category.

(2) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales, note conversions, the exchange of existing securities for new securities and the movement of an existing portfolio company out of this category and into another category.

(3) Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in “Control or Affiliate” categories, respectively.

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

In connection with the completion of the Transaction, Rand is shifting to an investment strategy focused on higher yielding debt investments and intends to elect U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. Rand intends to adopt a new dividend policy going forward that may include regular cash dividends to shareholders. In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019, Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (“Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

In addition, Rand effected a 1-for-9 reverse stock split of its common stock effective May 21, 2020. The reverse stock split affected all issued and outstanding shares of Rand’s common stock, including shares held in treasury. The reverse stock split reduced the number of issued and outstanding shares of Rand’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The reverse stock split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in Rand’s outstanding common stock, except for adjustments for fractional shares.

On October 7, 2020, the Corporation, RCM and certain of their affiliates received exemptive relief from the SEC to permit the Corporation to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Corporation is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Corporation’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Corporation and its shareholders and do not involve overreaching in respect of the Corporation or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Corporation’s shareholders and is consistent with the Corporation’s investment objective and strategies.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of SBA Debentures - In September 2020, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 1.034%, excluding a mandatory SBA annual charge estimated to be 0.275%, resulting in a total estimated ten year fixed rate of 1.309%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $17,917 and $48,887 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, the Corporation recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $0 and $500 for the nine months ended September 30, 2020 and 2019, respectively.

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

Original Issue Discount – Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $38,552 and $30,573 in OID income for the nine months ended September 30, 2020 and 2019, respectively. OID income is estimated to be approximately $9,300 for the remainder of 2020.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was $28,256 and $27,614 for the nine months ended September 30, 2020 and 2019, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average approximately $24,000 per year.

SBA Debentures - The Corporation had $11,000,000 in outstanding SBA debentures at September 30, 2020 and December 31, 2019, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at September 30, 2020. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information - Income taxes refunded during the nine months ended September 30, 2020 and 2019 were $380,890 and $644,821, respectively. Interest paid during each of the nine months ended September 30, 2020 and 2019 was $380,124 and $339,605, respectively. The Corporation converted $280,724 and $344,222 of interest receivable into investments during the nine months ended September 30, 2020 and 2019, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2020 and December 31, 2019, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019. Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value. The Corporation purchased 3,397 shares of common stock for the treasury at a total cost of $37,988 during the nine months ended September 30, 2020. No shares of common stock were repurchased during the nine months ended September 30, 2019.

The Corporation paid a special dividend to shareholders, as a means to distribute all of the Corporation’s accumulated earnings and profits, in May 2020, in preparation for the Corporation’s intended regulated investment company (“RIC”) election. The Corporation’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock representing the special dividend were distributed on May 11, 2020 to shareholders.

On May 21, 2020, the Corporation effected a 1-for-9 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split affected all issued and outstanding shares of its common stock, including shares held in treasury. The Reverse Stock Split reduced the number of issued and outstanding shares of the Corporation’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock. Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split, as applicable. The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Corporation’s outstanding common stock, except for minor adjustments resulting from the cash payment received for any fractional shares that would have been received as a result of the Reverse Stock Split.

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

Certain investments that generate non-qualifying income for a RIC, and the deferred tax liability related to these investments of $247,460, were placed in blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2020 or December 31, 2019.

Under the provisions of Section 382 the Internal Revenue Code of 1986, as amended, (the “Code”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transactions, the Corporation was able to utilize its remaining federal net operating losses (“NOL”). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law by President Trump on March 27, 2020, made changes to the NOL carryback rules for businesses. The Corporation was able to carryback a portion of its NOL, under the CARES Act and received a tax benefit of $90,141.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016 through 2019. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through 2019.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the nine months ended September 30, 2020 or 2019.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insurable limits. The Corporation does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	11%
AIKG, LLC (Andretti)	11%
Filterworks Acquisition USA, LLC (Filterworks)	7%
SciAps, Inc. (Sciaps)	6%

December 31, 2019
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	8%
Outmatch (Outmatch)	6%

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

93% of the Corporation’s investments were Level 3 at September 30, 2020 and 100% of the Corporation’s investments were Level 3 at December 31, 2019.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2020:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals

Non-Control/Non-Affiliate Equity	$-	$1,452,732	$500,000	$8,605,983	$10,558,715
Non-Control/Non-Affiliate Loan and Debt	500,000	2,374,531	602,569	9,333,541	12,810,641
Total Non-Control/Non-Affiliate	$500,000	$3,827,263	$1,102,569	$17,939,524	$23,369,356

Affiliate Equity	$1,750,000	$22,841	$2,548,429	$7,143,765	$11,465,035
Affiliate Loan and Debt	-	250,000	-	3,744,380	3,994,380
Total Affiliate	$1,750,000	$272,841	$2,548,429	$10,888,145	$15,459,415

Total Level 3 Investments	$2,250,000	$4,100,104	$3,650,998	$28,827,669	$38,828,771

Range	4.5-5X	1X	1X-3X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	4.6X	1X	2.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2020:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,720,692	$-	$-	$3,720,692
Debt investments	14,545,579	-	-	14,545,579
Equity investments	23,416,250	2,853,750	-	20,562,500
Total	$41,682,521	$2,853,750	$-	$38,828,771

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,570,692	$-	$-	$1,570,692
Debt investments	13,647,107	-	-	13,647,107
Equity investments	21,802,993	-	-	21,802,993
Total	$37,020,792	$-	$-	$37,020,792

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	-	-	36,877
Microcision LLC (Microcision)	-	56,916	-	56,916
Outmatch Holdings, LLC (Outmatch)	-	-	2,318,253	2,318,253
Total Realized Gains	36,877	56,916	2,318,253	2,412,046

Unrealized Losses included in net change in net assets from operations:

Genicon, Inc. (Genicon)	-	(515,804)	-	(515,804)
Total Unrealized Losses	-	(515,804)	-	(515,804)

Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	-	135,262	-	135,262
Filterworks Acquisition USA, LLC	-	35,229	-	35,229
Genicon	-	15,804	-	15,804
GoNoodle, Inc. (GoNoodle)	-	11,297	-	11,297
HDI Acquisition LLC (Hilton Displays)	-	19,117	-	19,117
Mattison Avenue Holdings LLC (Mattison)	-	79,819	-	79,819
Microcision	-	(93,502)	110,000	16,498
SciAps, Inc. (Sciaps)	-	1,461,250	45,000	1,506,250
Science and Medicine Group, Inc. (SMG)	1,900,000	-	-	1,900,000
Tilson Technology Management, Inc. (Tilson)	-	-	750,003	750,003
Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,900,000	1,664,276	905,003	4,469,279

Repayments and Sale of Securities:
Advantage 24/7	(36,877)	-	-	(36,877)
Microcision LLC (Microcision)	-	(56,916)	-	(56,916)
Outmatch Holdings, LLC (Outmatch)	-	-	(4,463,749)	(4,463,749)
Total Repayments and Sale of Securities	(36,877)	(56,916)	(4,463,749)	(4,557,542)
Transfers within Level 3	250,000	(250,000)	-	-

Ending Balance September 30, 2020, of Level 3 Assets	$3,720,692	$14,545,579	$20,562,500	$38,828,771

Change in unrealized depreciation on investments for the period included in changes in net assets				$(540,033)
Net realized gain on investments for the period included in changes in net assets				$2,412,046

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804

Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	-	-	(40,500)	(40,500)
Gemcor II LLC (Gemcor)	-	-	39,893	39,893
SOMS Technologies, LLC (SOMS)	-	-	(472,632)	(472,632)
Total Realized Gains and Losses	-	-	(392,239)	(392,239)

Unrealized Gains and Losses included in net change in net assets from operations:
BeetNPath, LLC (Beetnpath)	-	(262,627)	(261,277)	(523,904)
Empire Genomics, LLC (Empire Genomics)	-	(249,661)	-	(249,661)
Genicon, Inc. (Genicon)	-	(1,162,547)	(1,037,500)	(2,200,047)
KnowledgeVision Systems, Inc. (Knowledge Vision)	-	-	(200,001)	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	-	(200,000)	-	(200,000)
Rheonix, Inc. (Rheonix)	-	-	(1,500,000)	(1,500,000)
SciAps, Inc. (Sciaps)	-	-	(585,000)	(585,000)
SocialFlow, Inc. (Socialflow)	-	-	(1,071,300)	(1,071,300)
SOMS	-	-	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	-	-	1,860,000	1,860,000
Total Unrealized Gains and Losses	-	(1,874,835)	(2,322,446)	(4,197,281)

Purchases of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	-	-	140,000
Empire Genomics	-	75,481	-	75,481
Genicon	-	526,961	-	526,961
GoNoodle, Inc. (GoNoodle)	-	7,817	-	7,817
Knowledge Vision	150,000	-	-	150,000
Microcision LLC (Microcision)	-	14,536	-	14,536
Tilson	-	-	500,012	500,012
Total Purchases of Securities/Changes to Securities/Non-cash conversions	290,000	624,795	500,012	1,414,807

Repayments and Sale of Securities:
Advantage 24/7	(25,000)	-	(140,000)	(165,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	-	-	(3,500,000)
Gemcor	-	-	(39,893)	(39,893)
Tilson	-	(1,000,000)	-	(1,000,000)
Total Repayments and Sale of Securities	(3,525,000)	(1,000,000)	(179,893)	(4,704,893)
Transfers within Level 3	444,915	(444,915)	-	-

Ending Balance, September 30, 2019, of Level 3 Assets	$2,145,692	$6,703,024	$17,938,482	$26,787,198

Change in unrealized depreciation on investments for the period included in changes in net assets				$(4,197,281)
Net realized loss on investments for the period included in changes in net assets				$(392,239)

Note 4. OTHER ASSETS

At September 30, 2020 and December 31, 2019, other assets was comprised of the following:

	September 30, 2020	December 31, 2019
Prepaid expenses	$27,232	$8,290
Dividend receivable	26,500	256,542
Operating receivables	-	546
Total other assets	$53,732	$265,378

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2020.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	September 30, 2020	December 31, 2019
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(184,831)	(213,087)
Debentures guaranteed by the SBA, net	$10,815,169	$10,786,913

The weighted average interest rate, including the SBA annual fee, at September 30, 2020 was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10 year maturity date. As of September 30, 2020, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at September 30, 2020 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000
Total Outstanding	$11,000,000

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and nine months ended September 30, 2020 and 2019, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
July 1, 2020	$2,384,547	$34,142,455	$(1,483,409)	$14,667,721	$49,711,314
Purchase of treasury shares	-	-	(23,684)	-	(23,684)
Net increase in net assets from operations	-	-	-	262,523	262,523
September 30, 2020	$2,384,547	$34,142,455	$(1,507,093)	$14,930,244	$49,950,153

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings	Total Stockholders’ Equity (Net Assets)
July 1, 2019	$686,304	$10,581,789	$(1,469,105)	$20,833,065	$30,632,053
Net decrease in net assets from operations	-	-	-	(2,878,888)	(2,878,888)
September 30, 2019	$686,304	$10,581,789	$(1,469,105)	$17,954,177	$27,753,165

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	$(1,469,105)	$19,435,529	$53,628,516
Payment of Dividend	864,910	-	-	(5,621,516)	(4,756,606)
Purchase of treasury shares	-	-	(37,988)		(37,988)
Net increase in net assets from operations	-	-	-	1,116,231	1,116,231
September 30, 2020	$2,384,547	$34,142,455	$(1,507,093)	$14,930,244	$49,950,153

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2019	$686,304	$10,581,789	$(1,469,105)	21,725,199	$31,524,187
Net decrease in net assets from operations	-	-	-	(3,771,022)	(3,771,022)
September 30, 2019	$686,304	$10,581,789	$(1,469,105)	$17,954,177	$27,753,165

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2020, the Base Management Fee was $152,438 and $434,201, respectively. For the year ended December 31, 2019, $85,483 in Base Management Fees was earned by RCM. As of September 30, 2020 and December 31, 2019, the Corporation had $152,447 and $49,359 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, the Corporation had $1,205 payable at December 31, 2019 to RCM for the expenses associated with the Administration Agreement. There were no amounts payable to RCM for expenses associated with the Administration Agreement at September 30, 2020.

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

For the nine months ended September 30, 2020, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of September 30, 2020, there were no Capital Gains Fees earned or payable to RCM under the Investment Management Agreement because unrealized losses on the portfolio exceed realized gains. If the entire portfolio were to be liquidated as of September 30, 2020, there would be a capital gains incentive fee liability of approximately $750,000 based on those values. However, given the unlikely and remote nature of such a transaction, the amount has not been recorded.

Investment Adviser Change in Control

RCM has advised the Corporation’s Board of Directors that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intends to acquire the controlling interest in RCM currently held by East (the “Adviser Change in Control”). As a result of the proposed Adviser Change in Control, Callodine will become the majority owner of RCM. Consummation of the Adviser Change in Control will result in an assignment and subsequent termination of the current Investment Management Agreement in accordance with the requirements of the 1940 Act. As a result, the Corporation’s Board of Directors has approved the Corporation’s entry into a new investment advisory and management agreement with RCM (the “New Advisory Agreement”) on October 29, 2020, and has called a special meeting of shareholders for December 16, 2020 to seek shareholder approval of the New Advisory Agreement. Although the ownership of the Adviser will change in connection with the completion of the Adviser Change in Control, it is important to note that (i) RCM will continue to act as the investment adviser for the Corporation under the New Advisory Agreement following consummation of the Adviser Change in Control, (ii) there will be no change in terms under the New Advisory Agreement as compared to the terms of the current Investment Management Agreement, and (iii) the existing management team of RCM will not change as a result of the Adviser Change in Control.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the nine months ended September 30, 2020 and 2019. Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split that occurred during the nine months ended September 30, 2020.

	Nine months ended September 30, 2020 (Unaudited) (2)	Nine months ended September 30, 2019 (Unaudited) (2)
Income (loss) from investment operations (1):
Investment income	$0.79	$2.48
Expenses	0.56	2.91
Investment income (loss) before income taxes	0.23	(0.43)
Income tax benefit	(0.16)	(0.17)
Net investment income (loss)	0.39	(0.26)
Net realized and unrealized gain (loss) on investments	0.04	(5.11)
Increase (decrease) in net assets from operations	0.43	(5.37)
Purchase of treasury shares	(0.01)	-
Payment of cash dividend	(1.84)	-
Effect of the Reverse Stock Split	(12.19)	-
Decrease in net assets	(13.61)	(5.37)
Net asset value, beginning of period	32.93	44.88
Net asset value, end of period	$19.32	$39.51
Per share market price, end of period	$11.10	$22.50
Total return based on market value	(54.0)%	0.0%
Total return based on net asset value	(6.9)%	(12.0)%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	2.80%	6.90%
Ratio of operating expenses including income taxes to average net assets	5.41%	3.1%
Ratio of net investment income (loss) to average net assets	1.96%	(0.6)%
Portfolio turnover	17.9%	3.4%
Net assets, end of period	$49,950,153	$27,753,165
Weighted shares outstanding, end of period	2,162,308	702,443

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
(2)	Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the Securities and Exchange Commission. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies, our intention to elect U.S. federal tax treatment as a RIC for the 2020 tax year and the associated impact of such election on payment of corporate level taxes by Rand and our liquidity and financial resources, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In connection with our RIC election, we paid a special dividend of $23.7 million, or approximately $1.62 per share on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”), to shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since our inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid using approximately 8.6 million shares of Common Stock.

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

SEC Order

On October 7, 2020, the Company, RCM and certain of their affiliates received exemptive relief from the SEC to permit the Company to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s investment objective and strategies.

Outlook

At the end of the third quarter of 2020, we had $19.1 million in cash and cash equivalents available for future investments and expenses, a decrease of $6.7 million from the end of 2019. The decrease was primarily due to approximately $7.0 million in additional portfolio investments and approximately $4.8 million in cash distributed to our shareholders as part of the special dividend. This was partially offset by approximately $4.6 million of cash received during the nine months ended September 30, 2020 from a portfolio exit.

Since the outbreak of the COVID-19 pandemic, our investment adviser, Rand Capital Management (“RCM”), continues to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by them for the safety and welfare of their employees and their processes for phasing back to pre-COVID work environments. We also have been informed by RCM on the impact of the COVID-19 induced recession on the businesses of the portfolio companies and the actions the portfolio companies have taken and are taking to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. Most of our portfolio companies that qualified, have applied for, and received federal loans under the Paycheck Protection Program and, where applicable, are also applying for other federal support programs. While we do not know what the ultimate impact of the pandemic and the economic downturn will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

Trends and Opportunities

We believe the combination of cash on hand, proceeds from portfolio exits, SBA leverage, and prospective investment income provide us the liquidity that enables us to add new investments to our portfolio and reinvest in existing portfolio companies that demonstrate continued growth potential. We are actively building a pipeline of investment opportunities in order to put our capital to work.

The following short and long-term trends provide us confidence in our ability to grow the Corporation:

●	We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.
●	We continue to manage risk by investing with other investors, when possible.
●	We are involved with the governance and management of a majority of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.
●	As our portfolio expands, we are able to better leverage our externalized management structure.
●	We believe receipt of cash and portfolio assets as consideration in the Transaction with East, as well as the establishment of RCM as our external investment adviser, broadens our potential pipeline of investment opportunities in order to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments to support a regular cash dividend for shareholders and complement our equity investments that drive capital appreciation.
●	We have sufficient cash to both invest in new opportunities and to repurchase shares. On April 22, 2020, our Board of Directors approved a new share repurchase plan, which authorizes the purchase of up to $1.5 million of our Common Stock through April 22, 2021 at prices per share of common stock no greater than the then current net asset value. During the nine months ending September 30, 2020, we purchased 3,397 shares at an average price of $11.18 per share.
●	RCM has advised the Corporation’s Board of Directors that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intends to acquire the controlling interest in RCM currently held by East (the “Adviser Change in Control”). As a result of the proposed Adviser Change in Control, Callodine will become the majority owner of RCM. Consummation of the Adviser Change in Control will result in an assignment and subsequent termination of the current Investment Management Agreement in accordance with the requirements of the 1940 Act. As a result, the Corporation’s Board of Directors has approved the Corporation’s entry into a new investment advisory and management agreement with RCM (the “New Advisory Agreement”) on October __, 2020, and has called a special meeting of shareholders for December 16, 2020 to seek shareholder approval of the New Advisory Agreement. Although the ownership of the Adviser will change in connection with the completion of the Adviser Change in Control, it is important to note that (i) RCM will continue to act as the investment adviser for the Corporation under the New Advisory Agreement following consummation of the Adviser Change in Control, (ii) there will be no change in terms under the New Advisory Agreement as compared to the terms of the current Investment Management Agreement, and (iii) the existing management team of RCM will not change as a result of the Adviser Change in Control.

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

Financial Condition

Overview:

	September 30, 2020	December 31, 2019	(Decrease) Increase	% (Decrease) Increase
Total assets	$61,308,915	$64,791,449	$(3,482,534)	(5.4)%
Total liabilities	11,358,762	11,162,933	195,829	1.8%
Net assets	$49,950,153	$53,628,516	$(3,678,363)	(6.9)%

Net asset value per share (NAV) was $19.32 at September 30, 2020 and $32.93 at December 31, 2019. The NAV as of December 31, 2019 was retroactively adjusted for the 1-for-9 reverse stock split effected in May 2020 by the Corporation.

Our gross outstanding SBA debentures at September 30, 2020 were $11,000,000 and they mature from 2022 through 2029. Cash and cash equivalents approximated 38% of net assets at September 30, 2020, as compared to 48% at December 31, 2019.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2020	December 31, 2019	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$49,821,225	$44,619,463	$5,201,762	11.7%
Unrealized depreciation, net	(8,138,704)	(7,598,671)	(540,033)	7.1%
Investments at fair value	$41,682,521	$37,020,792	$4,661,729	12.6%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 83% of net assets at September 30, 2020 versus 69% of net assets at December 31, 2019.

With the completion of the Transaction, we changed our investment objectives and strategy. Our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, our future investments will be made primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

The change in investments during the nine months ended September 30, 2020, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Science and Medicine Group, Inc. (SMG)	$1,900,000
SciAps Inc. (Sciaps)	1,500,000
Tilson Technology Management, Inc. (Tilson)	750,003
Golub Capital BDC, Inc. (Golub)	403,910
TCG BDC, Inc. (TCG)	376,996
PennantPark Investment Corporation (Pennantpark)	370,130
Apollo Investment Corporation (Apollo)	364,084
Owl Rock Capital Corporation (Owl Rock)	347,067
Ares Capital Corporation (Ares)	343,460
Barings BDC, Inc. (Barings)	333,352
FS KKR Capital Corp. (FS KKR)	338,980
Total of new investments	7,027,982

Other changes to investments:
AIKG LLC (Andretti) interest conversion	135,262
Mattison Avenue Holdings LLC (Mattison) interest conversion	79,819
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	35,229
HDI Acquisition LLC (Hilton Displays) interest conversion	19,117
Microcision LLC (Microcision) OID amortization	16,498
Genicon Inc. (Genicon) OID amortization	15,804
GoNoodle, Inc. (GoNoodle) interest conversion	11,297
Sciaps OID amortization	6,250
Total of other changes to investments	319,276

Investments repaid, sold, liquidated or converted:
Outmatch Holdings, LLC (Outmatch) stock sale	(2,145,496)
Total of investments repaid, sold, liquidated or converted	(2,145,496)

Net change in investments, at cost	$5,201,762

Results of Operations

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Investment Income

	Three months ended September 30, 2020	Three months ended September 30, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$634,874	$328,103	$306,771	93.5%
Interest from other investments	1,157	36,797	(35,640)	(96.9)%
Dividend and other investment income	93,337	65,996	27,341	41.4%
Fee income	7,500	6,459	1,041	16.1%
Total investment income	$736,868	$437,355	$299,513	68.5%

The total investment income that was received on a current basis during the three months ended September 30, 2020 was received from thirteen portfolio companies. This contrasts with the ten portfolio companies generating current income during the three months ended September 30, 2019.

Interest from portfolio companies – Interest from portfolio companies was approximately 94% higher during the three months ended September 30, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in the current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents during the three months ended September 30, 2020 versus the same period in 2019.

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

	Three months ended September 30, 2020	Three months ended September 30, 2019
Owl Rock Corporation (Owl Rock)	$23,400	$-
Apollo Investment Corporation (Apollo)	15,750	-
TCG BDC, Inc. (TCG)	14,800	-
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,800	-
Golub Capital BDC, Inc. (Golub)	9,062	-
Barings BDC, Inc. (Barings)	6,400	-
Carolina Skiff LLC (Carolina Skiff)	-	52,871
Total dividend and other investment income	$93,337	$65,996

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

The income associated with the amortization of financing fees was $7,500 and $6,459 for the three months ended September 30, 2020 and 2019, respectively. There were no board fees for the three months ended September 30, 2020 or 2019.

Expenses

	Three months ended September 30, 2020	Three months ended September 30, 2019	Decrease	% Decrease
Total expenses	$456,398	$530,539	$(74,141)	(14.0)%

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

Expenses decreased approximately $74,000 or 14% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in operating expenses was primarily due to an approximately $36,000 or 42% decrease in stockholders and office operating expenses and a bad debt recovery of $24,000. Stockholders and office operating expenses were higher during the three months ended September 30, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transaction. The decrease can also be attributable to the absence of the salary and benefits expense in the three months ended September 30, 2020. The salary and benefit expense for the three months ended September 30, 2019 was approximately $222,000. These decreases were offset by the new base management fee payable to RCM that amounted to $152,438 during the three months ended September 30, 2020 and the increase of professional fees of approximately $58,000 during the three months ended September 30, 2020. There were no incentive fees earned by RCM for the three months ended September 30, 2020.

Realized Gain (Loss) on Investments

There were no realized gains or losses during the three months ended September 30, 2020 or September 30, 2019.

Change in Unrealized Depreciation of Investments

The coronavirus (COVID-19) pandemic is causing significant consequences around the globe, and we believe, based upon discussions with our portfolio companies’ management, that many of our portfolio companies are experiencing uncertainty and concern for their operations during this unprecedented time. We believe that it is too soon to know if there will be any temporary or permanent impairment to their values, or other significant impact on their businesses. RCM and our Board of Directors will continue to assess the consequences of COVID-19 on our portfolio companies and examine any changes in their valuations during the remainder of 2020.

	Three months ended September 30, 2020	Three months ended September 30, 2019	Change
Change in unrealized depreciation of investments before income taxes	$(17,947)	$(3,597,129)	$3,579,182

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2020 was comprised of the following:

Three months ended September 30, 2020
PennantPark Investment Corporation (Pennantpark)	$(48,130)
Apollo Investment Corporation (Apollo)	(37,450)
Barings BDC, Inc. (Barings)	(13,485)
TCG BDC, Inc. (TCG)	(9,530)
Owl Rock Capital Corporation (Owl Rock)	(7,000)
Ares Capital Corporation (Ares)	(5,310)
FS KKR Capital Corp. (FS KKR)	50,250
Golub Capital BDC, Inc. (Golub)	52,708
Total change in net unrealized depreciation of investments before income taxes	$(17,947)

Apollo, Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2019 was comprised of the following:

Three months ended September 30, 2019
Rheonix, Inc. (Rheonix)	$(1,500,000)
Genicon, Inc. (Genicon)	(1,447,467)
Empire Genomics, LLC (Empire Genomics)	(249,661)
KnowledgeVision Systems, Inc. (KnowledgeVision)	(200,001)
SciAps, Inc. (Sciaps)	(200,000)
Total change in net unrealized depreciation of investments, before income taxes	$(3,597,129)

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

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the three months ended September 30, 2020 and 2019, the net increase (decrease) in net assets from operations was $262,523 and ($2,878,888), respectively.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Investment Income

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,741,261	$1,049,557	$691,704	65.9%
Interest from other investments	87,161	108,146	(20,985)	(19.4)%
Dividend and other investment income	200,900	307,681	(106,781)	(34.7)%
Fee income	17,917	274,387	(256,470)	(93.5)%
Total investment income	$2,047,239	$1,739,771	$307,468	17.7%

Interest from portfolio companies – Interest from portfolio companies was approximately 66% higher during the nine months ended September 30, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in the current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison. In addition, we originated two loan instruments, during the current year, totaling $3.4 million from SciAps, Inc. and Science and Medicine Group, Inc.

The following investments are on non-accrual status: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The decrease in interest from other investments is due to lower interest rates during the nine months ended September 30, 2020 versus the same period in 2019. This was partially offset by higher average cash balances during the nine months ended September 30, 2020 versus the same period in 2019.

Dividend and other investment income - Dividend income is comprised of cash distributions from corporations and limited liability companies (LLCs) in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these corporations and LLCs and the timing of the distributions. The dividend distributions for the respective periods were:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Tilson	$39,375	$36,833
Owl Rock	35,100	-
FS KKR	34,000	-
Apollo	31,500	-
Ares	21,600	-
Golub	18,125	-
TCG	14,800	-
Barings	6,400	-
Knoa Software, Inc. (Knoa)	-	193,934
Carolina Skiff LLC (Carolina Skiff)	-	76,914
Total dividend and other investment income	$200,900	$307,681

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

The income associated with the amortization of financing fees was $17,917 and $48,887 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth loan instrument. The board fees were $500 for the nine months ended September 30, 2019. There were no board fees for the nine months ended September 30, 2020.

Expenses

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Decrease	% Decrease
Total expenses	$1,448,710	$2,044,351	$(595,641)	(29.1)%

Expenses decreased approximately $596,000 or 29% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease in operating expenses was primarily due to an approximately $249,000 or 53% decrease in stockholders and office operating expenses. Stockholders and office operating expenses were higher during the nine months ended September 30, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transaction during this period. The decrease in expense can also be attributed to the absence of salary and benefits expense during the nine months ended September 30, 2020. The salary and benefit expense for the nine months ended September 30, 2019 was approximately $688,000. These decreases were offset by the new base management fee payable to RCM during the nine months ended September 30, 2020 of $434,201. There were no incentive fees earned by RCM during the nine months ended September 30, 2020.

Because of our intention to elect RIC status as of January 1, 2020, a net deferred tax asset of $1,451,658 was eliminated in accordance with GAAP, resulting in deferred tax expense for the nine months ended September 30, 2020. In addition, certain portfolio investments, that generate non-qualifying income for a RIC, and their related deferred tax liabilities of $247,460, were contributed to blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

Realized Gain (Loss) on Investments

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Change
Realized gain (loss) on investments before income taxes	$2,412,046	$(392,239)	$2,804,285

During the nine months ended September 30, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch as part of a strategic majority investment from Rubicon Technology Partners. We also received additional proceeds of approximately $57,000 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and approximately $37,000 in additional gain from Advantage 24/7.

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

Change in Unrealized Depreciation of Investments

	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Change
Change in unrealized depreciation of investments before income taxes	$(540,033)	$(4,197,281)	$3,657,248

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2020 was comprised of the following:

Nine months ended September 30, 2020
Genicon, Inc. (Genicon)	$(515,804)
Apollo	(71,367)
Pennantpark	(48,130)
Barings	(13,485)
TCG	(9,530)
Golub	6,923
Owl Rock	17,633
Ares	34,540
FS KKR	59,187
Total change in net unrealized depreciation of investments before income taxes	$(540,033)

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2019 was comprised of the following:

Nine months ended September 30, 2019
Genicon	$(2,200,047)
Rheonix	(1,500,000)
SocialFlow, Inc. (Socialflow)	(1,071,300)
Sciaps	(585,000)
BeetNPath, LLC (Beetnpath)	(523,904)
Empire Genomics	(249,661)
KnowledgeVision	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
SOMS Technologies, LLC realized loss	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000
Total change in net unrealized depreciation of investments before income taxes	$(4,197,281)

The valuations of our investments in Beetnpath, Empire Genomics, KnowledgeVision, Mercantile, Rheonix, Sciaps, and Socialflow were decreased after we reviewed each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition and determined that a valuation adjustment was necessary.

Our valuation of Genicon was decreased due to a then recent round of financing and after a review of their financial condition.

In accordance with our valuation policy, we increased the value of our holdings in Tilson based on a significant equity financing during the first quarter of 2019 with a sophisticated new non-strategic outside investor at a higher valuation than their prior financing round valuation.

We recognized a realized loss on our investment in SOMS during the nine months ended September 30, 2019.

All of these value adjustments resulted from a review by our investment advisor, RCM, during the nine months ended September 30, 2020 and our management during the nine months ended September 30, 2019, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase (decrease) in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, the net increase (decrease) in net assets from operations was $1,116,231 and ($3,771,022), respectively.

Liquidity and Capital Resources

With the completion of the Transaction with East, we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from debenture and pass-through equity instruments to fund expenses. With the intention to elect U.S. federal tax treatment as a RIC, we will be required to distribute at least 90% of our qualified net investment income in the form of a dividend, and our new investment objective is to maximize total return to our shareholders with current income combined with capital appreciation. As a result, our recent and future investments will be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of September 30, 2020, our total liquidity consisted of approximately $19,100,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000.

Net cash used in operating activities has averaged approximately $72,000 over the last three years. The cash used for investments in portfolio companies has averaged approximately $3,200,000 over the last three years. We will generally use cash to fund our operating expenses, invest in portfolio companies, pay dividends and repurchase shares. We anticipate that we will continue to exit investments and shift our portfolio to income producing investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 6 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at September 30, 2020, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2020. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, operating expenses, dividends and future SBA debenture obligations.

Our ongoing liquidity is tied to the performance of our portfolio companies and, as such, it may be affected going forward based on the impact of the COVID-19 pandemic and its lasting impact on the capital markets, our portfolio companies, and the U.S. economy in general.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio consists of equity and debt securities in private companies and is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by RCM and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3. Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of investments in our portfolio may differ significantly from the values that would be placed on such investments in our portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

At times, a portion of our portfolio may include, and does currently include, marketable securities traded in the over-the-counter market or on other stock markets. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of September 30, 2020, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2020.

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

The recent COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020 and has rapidly spread to the United States, and may negatively affect the operating results, financial conditions or liquidity of our portfolio companies, which may subsequently have a negative impact on our operating results and financial condition. In addition, the pandemic may also negatively impact RCM’s ability, on our behalf, to invest a significant portion of the net proceeds from the Transaction on acceptable terms or within a reasonable timeframe.

The global outbreak of COVID-19 (“coronavirus”) has led to severe disruptions in general economic activities as businesses and federal, state, and local governments take and have taken broad actions to mitigate this public health crisis, including restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories across the United States and the wider global community.

As a result, the business, operating results, financial condition and liquidity of our portfolio companies have been, and may continue to be, materially and adversely affected. The cumulative impact to our portfolio companies’ results from coronavirus will depend to a large extent on the duration and severity of coronavirus and the actions taken by authorities and other entities to contain coronavirus or treat its impact, all of which are beyond our control. Certain of our portfolio companies have had, and may continue to have, their operations temporarily shut down or significantly curtailed, which we believe will further exacerbate the impact of these events on those portfolio companies. In addition, even if our portfolio companies have availed themselves of loans from the Small Business Administration under the Paycheck Protection Program or the other assistance provided by U.S. federal and state governmental entities to mitigate the impacts of coronavirus, certain of our portfolio companies have experienced, and may continue to experience, significant liquidity issues, which, in turn, may increasingly have negative effects the ability of those portfolio companies to repay principal and interests on outstanding loans and other debt instruments owed to the Corporation, including resulting in the Corporation having outstanding interest receivable balances owed to it and permitting certain portfolio companies to capitalize interest amounts owed to the Corporation. In addition, certain portfolio companies may not be able to continue as going concerns. In connection with the coronavirus pandemic we may be required to restructure certain of our investments on terms that are less favorable to us to avoid potential bankruptcies and other insolvency issues for our portfolio companies. A substantial negative impact to one or more of our portfolio companies as a result of coronavirus could have a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to risks associated with our origination of, or investment in, covenant-lite loans to our portfolio companies.

We have originated or invested in, and may in the future originate or invest in, covenant-lite loans to our portfolio companies, which means the loan agreement or other debt instrument governing these debt obligations contains fewer maintenance covenants than other loan agreements or debt obligations, or no maintenance covenants, and may not include covenants that the Corporation could use to monitor the financial performance of the portfolio company borrower, including covenants based upon compliance with financial ratios, and declare a default under the loan agreement or other debt instrument if the specified covenants are breached. While these loans or other debt obligations to portfolio company borrowers may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same portfolio company borrower as it does not require this borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis, as is generally required under a covenant-heavy loan agreement or other debt instrument. Generally, covenant-lite loans or other debt instruments provide borrowers more freedom, which may negatively impact lenders because these covenants, if any, tend to be incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower, rather than by deterioration in the borrower’s financial condition. Should the financial condition of a portfolio company borrower begin to deteriorate, our investment in or origination of covenant-lite loans or other debt instruments to such portfolio company borrower may potentially reduce our ability to restructure such problematic loan and mitigate potential loss. As a result of our investment in or origination of covenant-lite loans, our exposure to losses may be increased, which could result in an adverse impact on the Corporation’s revenues, net income and NAV per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2020 – 7/31/2020	-	-	-	$1,485,696
8/1/2020 – 8/31/2020	-	-	-	$1,485,696
9/1/2020 – 9/30/2020	2,097	$11.29	$2,097	$1,462,012
Total	2,097	$11.29	$2,097

(1)	There were 2,097 shares repurchased, in open market transactions, during the third quarter of 2020.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)	On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplants and replaces the share repurchase authorization that was previously approved by the Board of Directors in October 2019.

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

Dated: November 6, 2020

RAND CAPITAL CORPORATION

/s/ ALLEN F. GRUM
Allen F. Grum, President
(Chief Executive Officer)

/s/ DANIEL P. PENBERTHY
Daniel P. Penberthy, Treasurer
(Chief Financial Officer)

