Form 10-K
period 2020-12-31
RAND CAPITAL CORP
filed 2021-03-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 814-00235

Rand Capital Corporation

(Exact name of registrant as specified in its charter)

New York	16-0961359
(State or Other Jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1405 Rand Building, Buffalo, NY	14203
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 853-0802

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	RAND	Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $9,530,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 2, 2021, there were 2,582,169 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.     Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, diversified, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, Rand, on November 8, 2019, entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transactions”).

In late 2020, Rand’s Board of Directors (the “Board”) was advised by RCM that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intended to acquire a controlling interest in RCM, which was then-currently majority owned by East. Section 15(a) of the Investment Company Act of 1940, as amended (the “1940 Act”) provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon on its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as was to be caused by East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” As a result of the proposed Adviser Change in Control, Rand’s shareholders were asked to approve a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the Closing, we also entered into a shareholder agreement, by and between Rand and East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. The Board currently consists of five directors, and East has designated Adam S. Gusky and Benjamin E. Godley to the Board.

After the completion of the Transactions, we are an externally managed, closed-end, diversified management investment company that has elected to be treated as a business development company, or “BDC”, under the 1940 Act. As a BDC we are required to comply with certain regulatory requirements as provided for in the 1940 Act and the rules and regulations promulgated thereunder. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business—Regulations, Business Development Company Regulations.”

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

Since the completion of the Transactions, we have shifted to an investment strategy focused on higher yielding debt investments and intend to elect U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on our timely filed Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits. The Board declared a special dividend in the aggregate amount of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders.

In addition, our Board declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of Rand’s estimated taxable income for 2020.

In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019, Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (“Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes. The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand SBIC, Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (collectively, the “Corporation”).

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the SEC to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website, free of charge, our annual and periodic reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the ticker symbol “RAND.”

Our Investment Objectives and Strategy

Effective with the completion of the Transactions, our investment activities are managed by our external investment adviser, RCM. As a result of the Transactions and our intention to elect RIC status, we have changed our investment objectives and strategy. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand since the Closing have been, and the investments to be made by Rand in the future are expected to be, made primarily in debt instruments, as well as high yielding publicly traded equity instruments that provide income through dividends and relatively more liquidity than our private company equity investments.

We expect to co-invest in privately-held, lower middle market companies with committed and experienced managements in a broad variety of industries. We seek to invest in early to later stage businesses that have sustainable, differentiated and market-accepted products and have revenue of more than $2 million and a clear path to free cash flow or are already generating up to $5 million in EBITDA. We provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. Geographically, we focus in the eastern and southern United States. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Our typical investment going forward is expected to be in the range of $2 million to $4 million in any one company. The debt we invest in is not expected to be rated by a rating agency and, if it were, would be below investment grade. Because of the higher risk nature of our investments, we require board observation or informational rights and may require a board seat.

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

RCM’s investment team identifies investment opportunities through a network of investment referral relationships. Investment proposals may come to RCM or us from other sources, including unsolicited proposals from companies and referrals from accountants, bankers, lawyers and other members of the financial community. We believe that RCM’s and our reputation and experience in the investment community provide a competitive advantage in originating quality investments.

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

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Composition of the Investment Portfolio.”

Competition

We compete for quality investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks. We believe we are able to compete with these entities primarily on the basis of RCM’s and our referral network, RCM’s and our investing reputation and experience, RCM’s responsive, quick, and efficient investment analysis and decision-making process and the investment terms we offer.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

We do not have any employees. Our operations are managed by RCM, our investment adviser and administrator, and each of our officers is an employee of RCM. RCM employed a total of four employees at December 31, 2020. We reimburse our administrator, RCM, for the allocable portion of overhead and other expenses incurred by it in performing its obligations, on behalf of Rand, under the Administration Agreement. For a more detailed discussion of the administration agreement with RCM, see “Administration Agreement.”

Investment Advisory and Management Agreement

RCM serves as our investment adviser (the “Adviser”) under the terms of the Investment Management Agreement. The Adviser is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser manages the investment and reinvestment of our assets and, without limiting the generality of the foregoing:

(i) determines the composition of Rand’s portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

(ii) identifies, evaluates and negotiates the structure of the investments;

(iii) executes, closes, services and monitors the investments;

(iv) determines the securities and other assets that we will purchase, retain or sell;

(v) performs due diligence on prospective portfolio companies and investments;

(vi) provides us with other investment advisory, research and related services that may, from time to time, be required for the investment of our assets, and

(vii) performs valuation of portfolio investments.

The Adviser’s services under the Investment Management Agreement are not exclusive, and it may furnish similar services to other entities. In addition, subject to compliance with the requirements of the 1940 Act, the

Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Advisor”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation that is payable to any Sub-Advisor.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio managers are Allen F. Grum and Daniel P. Penberthy, who manage the Corporation’s investment portfolio on a day-to-day basis. All decisions to acquire or dispose of assets on behalf of the Corporation are made by the Adviser’s investment committee (the “Investment Committee”). Each decision must be approved by a majority of Investment Committee members.

The Investment Committee was composed of five individuals during 2020 and increased to six individuals when James Morrow was added to the Investment Committee effective December 31, 2020 in connection with the Adviser Change in Control. As disclosed in our current report on Form 8-K, filed with the SEC on January 4, 2021, Callodine acquired the controlling interest of RCM, from East on December 31, 2020. The Investment Committee currently consists of the following individuals:

•	Scott Barfield;

•	Brian Collins;

•	Allen F. Grum;

•	Adam Gusky;

•	James Morrow; and

•	Daniel P. Penberthy.

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

Fees Paid to Adviser

Under the Investment Management Agreement, we pay the Adviser, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fees.

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

Incentive Fees

The “Incentive Fees” are comprised of two parts: (1) the Income Based Fee and (2) the Capital Gains Fee.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with United States generally accepted accounting principles, (“GAAP”), but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness) at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate”, expressed as a rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% per quarter (7% annualized). We pay the Adviser an Incentive Fee with respect to our Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

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

However, the Income Based Fee paid to the Adviser for any calendar quarter that begins more than two years and three months after the effective date of the Prior Investment Management Agreement shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the lesser of (1) the number of quarters immediately preceding such calendar quarter that began more than two years after the effective date of the Prior Investment Management Agreement or (2) the eleven calendar quarters immediately preceding such calendar quarter.

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we pay no Income Based Fee to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an Income Based Fee to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period and (2) aggregate capital gains, whether realized or unrealized, in such period.

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security-by-security basis, and shall become payable to the Adviser only if, as, when and to the extent cash is received by us in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed by us in connection with a write-down, write-off, impairment, or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. Subsequent payments of Accrued Unpaid Income Based Fees that are deferred shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

Capital Gains Fee

The “Capital Gains Fee” is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement). Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from the effective date of the Prior Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

For purposes of the Capital Gains Fee:

•

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•

The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

The accreted or amortized cost basis of an investment shall mean, with respect to an investment owned by us as of the effective date of the Prior Investment Management Agreement, the fair value of that investment as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, as filed with the SEC on November 7, 2019, and, with respect to an investment acquired by us subsequent to the effective date of the Prior Investment Management Agreement or the Investment Management Agreement, the accreted or amortized cost basis of such investment as reflected in the our financial statements.

Example 1: Income Based Fee Calculations: *

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

as a percentage of total assets, though as described in greater detail above, each of these amounts are calculated as a numerical dollar amount as set forth in the Investment Management Agreement, (ii) the hypothetical amount of the Base Management Fee is assumed to be consistent from quarter to quarter, and (iii) these examples each assume that the Incentive Fee Cap is not yet in effect.

(1) Represents 7.00% annualized hurdle rate.

(2) Represents 1.50% annualized Base Management Fee.

(3) The “catch-up” provision is intended to provide the Adviser with an Income Based Fee of 20.00% on all Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply when Rand’s Pre-Incentive Net Investment Income exceeds 1.75% in any calendar quarter.

Example 2: Capital Gains Fee Calculations:

Alternative 1

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

Year 2:	Investment A sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million

Year 3:	FMV of Investment B determined to be $25.0 million

Year 4:	Investment B sold for $31.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None

Year 2:	Capital Gains Fee of $6.0 million — ($30.0 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3:	None — $5.0 million (20.0% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous Capital Gains Fee paid in Year 2)

Year 4:	Capital Gains Fee of $0.2 million — $6.2 million ($31.0 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (Capital Gains Fee taken in Year 2)

Alternative 2

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

Year 2:	Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

Year 3:	FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

Year 4:	FMV of Investment B determined to be $35.0 million

Year 5:	Investment B sold for $20.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None

Year 2:	$5.0 million Capital Gains Fee - 20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)

Year 3:	$1.4 million Capital Gains Fee - $6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million Capital Gains Fee received in Year 2

Year 4:	$0.6 million Capital Gains Fee - $7.0 million (20.0% multiplied by $35.0 million cumulative realized capital gains) less cumulative $6.4 million Capital Gains Fee received in Year 2 and Year 3

Year 5:	None - $5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative Capital Gains Fee paid in Year 2, Year 3 and Year 4

Payment of Expenses

Under the terms of Investment Management Agreement, all investment professionals of the Adviser and its staff, when and to the extent engaged in providing investment advisory services to us, and the compensation of such personnel and the general office and facilities and overhead expenses incurred by the Adviser in maintaining its place of business allocable to these services, are provided, and paid for by the Adviser and not by us. We will bear all other costs and expenses of its operations and transactions, related to the Corporation, including those relating to:

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

(xvi) direct costs and expenses of administration, including independent auditors and outside legal costs; and

(xvii) all other expenses incurred by us or the Adviser in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the Advisor’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs (including travel expenses)).

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

Duration and Termination

The Investment Management Agreement was executed on December 31, 2020 and will remain in effect for two years after this date. Our Board approved the Investment Management Agreement on October 29, 2020 and it was approved by our shareholders at the Special Meeting held on December 16, 2020. Thereafter, the Investment Management Agreement will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by:

(i) the vote of our Board, or by the vote of shareholders holding a majority of the outstanding voting securities of Rand; and

(ii) the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act.

The Investment Management Agreement may be terminated at any time, without the payment of any penalty, upon sixty days’ written notice, by: (a) by vote of a majority of the Board or by vote of a majority of the outstanding voting securities of Rand (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Investment Management Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). See Part I, Item 1A. “Risk Factors—Our investment adviser and administrator, RCM, has the right to resign on sixty days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Notwithstanding the termination or expiration of the Investment Management Agreement, the Adviser will be entitled to any amounts owed as payment of the Base Management Fees and the Incentive Fees through the date of termination or expiration.

Administration Agreement

In connection with the Closing, we entered into the Prior Administration Agreement with the Adviser, and on December 31, 2020, concurrent with the execution of the Investment Management Agreement, we entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser will also, on our behalf, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser makes reports to our Board regarding the performance of its obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it determines to be desirable.

The Adviser is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, the Adviser assists us in determining and publishing our Net Asset Value (“NAV”), overseeing the preparation and filing of our tax returns, and the printing and dissemination of reports to shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Adviser provides, on our behalf, significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

In full consideration of the provision of the services of the Adviser, we will reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities. Costs and expenses to be paid by us include those relating to: organization; calculating NAV (including the cost and expenses of any independent valuation firm); expenses incurred by the Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on its prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees (other than fees (if any) payable to a sub-advisor retained by the Adviser under the Investment Management Agreement); administration fees; transfer agent and custodial fees; federal and state registration fees; all costs of registration and listing our common stock on any securities exchange; federal, state, local and other taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); costs of any reports, proxy statements or other notices to shareholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including independent auditors and outside legal costs; and all other expenses incurred by us or the Adviser in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent (if office space is provided by the Adviser) and our allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs (including travel expenses).

The Administration Agreement was executed on December 31, 2020, the same date as the Investment Management Agreement, and will remain in effect for two years, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2020, we were in compliance with this rule.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for purposes of the 70% test discussed above, a BDC must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the BDC purchases the securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

In addition, at the end of each fiscal year, an SBIC must have at least 20% to 25% (depending on what year the investment was made) in total dollars invested in “smaller enterprises.” The SBA defines “smaller enterprises” as businesses that:

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

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors, and employees or to invest in associates. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person, or a group of persons acting together, owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. Rand SBIC received approval from the SBA in October 2019 for purposes of completing the stock sale transaction between Rand Capital Corporation and East.

Rand SBIC may invest directly in a portfolio company’s equity but may not become a general partner of a non-incorporated entity or otherwise become jointly or severally liable for the general obligations of a non-incorporated entity. Rand SBIC may acquire options or warrants in portfolio companies, and the options or warrants may have redemption provisions, subject to certain restrictions. Pursuant to SBA regulations, the maximum cash which may be invested in any one portfolio company by Rand SBIC is currently $4.8 million.

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

SBA debentures are issued with ten-year maturities. Interest only is payable semi-annually until maturity. All of our outstanding SBA debentures may be prepaid without penalty. To reserve the approved SBA debenture leverage, we paid an upfront 1% commitment fee to the SBA as a partial prepayment of the SBA’s nonrefundable 3% leverage fee. These fees are expensed over the life of the corresponding SBA debenture instruments. The SBA, as a creditor, will have a superior claim to Rand SBIC’s assets over our shareholders in the event we liquidate Rand SBIC, or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Rand SBIC upon an event of default.

At December 31, 2020, we had $11,000,000 in outstanding SBA debenture instruments.

Taxation as a Regulated Investment Company

The Corporation intends to elect U.S. federal tax treatment as a RIC as of January 1, 2020 on our timely filed U.S. Federal tax return for the 2020 tax year. In order to qualify to make the RIC Election, we must, among other things, distribute our previously undistributed “accumulated earnings and profits” to shareholders, which we accomplished through the special dividend paid to shareholders in May 2020. RIC qualification also requires meeting specified source-of-income and asset-diversification requirements. In addition, we must distribute to our shareholders, with respect of each taxable year, dividends for U.S. federal income tax purposes in an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Assuming that we qualify to be taxed as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our “investment company taxable income” and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that is timely distributed to shareholders. Similarly, assuming that Rand SBIC qualifies to be taxed as a RIC and satisfies the Annual Distribution Requirement, Rand SBIC will also not be subject to U.S. federal income tax on the portion of its “investment company taxable income” and net capital gain that it timely distributes to Rand Capital Corporation. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our shareholders. Rand SBIC will also be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Rand Capital Corporation. Additionally, we will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that need to remain in a taxable subsidiary in order to maintain RIC status.

Rand and Rand SBIC, respectively, will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless each distribute in a timely manner an amount at least equal to the sum of:

(1) 98% of its ordinary income for each calendar year,

(2) 98.2% of its capital gain net income for the one-year period ending October 31 in that calendar year, and

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

Even if Rand and Rand SBIC qualify for taxation as RICs, they will be subject to corporate-level U.S. federal income tax on any unrealized net built-in gains in their respective assets as of the first day they qualify as RICs to the extent that such gains are realized by them during the five-year period following the first day that they qualify as RICs. As of December 31, 2020, neither Rand nor Rand SBIC have unrealized net built-in gains.

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

Item 1A.     Risk Factors

We have listed below the material risk factors applicable to us grouped into the following categories: Risks related to our Business and Structure, Risks related to our Investments and Risks related to our Common Stock.

Risks related to our Business and Structure

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight and supervision by our Board. We no longer have any employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals, including Allen F. “Pete” Grum and Daniel P. Penberthy, and the investment committee of RCM (the “Investment Committee”) to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of the members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. Although each of the then-current employees of the Corporation entered into employment arrangements with RCM at the closing of the Transactions, the Corporation does not have any employment agreements with these individuals or other key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. The loss of a material number of investment professionals to which RCM has access or members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations. In addition, we cannot assure you that RCM will remain our investment adviser or that we will continue to have access to RCM’s investment professionals or the Investment Committee or its information and deal flow.

RCM has no prior experience managing or acting as an investment adviser for a BDC.

Prior to its entry into the Investment Management Agreement with Rand, RCM was a newly formed entity that had no prior experience managing or acting as an investment adviser for a BDC. Although the Corporation’s existing employees became employees of RCM after the closing of the Transactions, all of RCM’s investment decisions are made by its Investment Committee, which consists of six persons, of which Allen F. “Pete” Grum and Daniel P. Penberthy are two of its members. The investment philosophy and techniques used by RCM, and in particular its Investment Committee, to manage the Corporation’s investment activities may differ from the investment philosophy and techniques previously employed by RCM’s investment team in identifying and managing other investments and that were previously used by the Corporation when it was internally managed. RCM has focused its investing on behalf of the Corporation on interest-yielding debt securities. In addition, RCM is seeking to source potential investments using its relationships and the business networks of the members of the Investment Committee. However, we can offer no assurance that RCM will be successful with respect to its investment decisions in acting as our investment adviser or that RCM or the Investment Committee will be successful in their attempts to source and originate additional potential transactions that are appropriate for Rand’s investment strategy through the use of existing business networks, and our investment returns could be substantially lower than the returns we have achieved in the past.

Our financial results will depend on RCM’s skill to manage and deploy capital effectively.

Our ability to achieve long-term capital appreciation on our existing equity investments and to maintain a current cash flow from our debt investments while shifting our portfolio to contain a greater percentage of interest-yielding securities depends on RCM’s capability to effectively identify, invest, and manage our capital.

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

RCM, on our behalf, may be unable to invest a significant portion of the net proceeds from the Transactions or other cash on hand on acceptable terms or within a reasonable timeframe.

In connection with the closing of the Transactions, the purchase price was paid through the contribution to the Corporation by East of existing loans and other securities that had a fair value as of the closing date for the Transactions of approximately $9.5 million and a cash payment of approximately $15.5 million. Delays by RCM in investing the net proceeds raised in the Transactions or other cash on hand may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We cannot assure you that RCM will be able to identify investments that meet our investment objective or that any investment that we make using these proceeds will produce a positive return. RCM may be unable to invest the net proceeds from the Transactions or other cash on hand on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

We anticipate that, depending on market conditions, including as a result of the COVID-19 pandemic, it may take RCM a substantial period of time to invest substantially all of the net proceeds from the Transactions or other cash on hand in securities meeting our investment objectives. During this period, we will invest the net proceeds from the Transactions primarily in cash, cash equivalents and U.S. Government securities, which may produce returns that are significantly lower than the returns that we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. Until such time, the market price for our common stock may decline. Thus, the return on an investment in us may be lower than when, if ever, our portfolio is fully invested in securities meeting our investment objective.

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

In particular, Rand SBIC has received a license to operate as an SBIC under the Small Business Investment Act of 1958, as amended (the “1958 Act”), and is regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies, regulates the types of financing, prohibits investing in small businesses with certain characteristics or in certain industries and requires capitalization thresholds that limit distributions to the Corporation. Compliance with SBIC requirements may cause Rand SBIC to invest at less competitive rates in order to find investments that qualify under the SBA regulations.

The SBA regulations require, among other things, an annual periodic examination of a licensed SBIC by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations, and the performance of a financial audit by an independent auditor. If Rand SBIC fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit Rand SBIC’s use of the debentures, declare outstanding debentures immediately due and payable, or limit Rand SBIC from making new investments. In addition, the SBA could revoke or suspend Rand SBIC’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the 1958 Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because Rand SBIC is our wholly-owned direct and indirect subsidiary.

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

In addition, our outstanding $11.0 million in SBA debentures will reach maturity and become payable between 2022 and 2029. In order to repay our outstanding SBA debentures, we will need to identify sources of additional funding if the proceeds received upon the exits of our investments or other cash on hand are insufficient to fund our operations and repay our SBA obligations. We cannot be assured that the proceeds to be received upon the exits from our investments or other cash on hand will be sufficient to meet our funding needs or, if such proceeds or other cash on hand are insufficient, that we will be able to obtain access to the necessary funding on terms that are acceptable to us.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2020, 92% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we typically invest. Investments are valued in accordance with our established valuation policy and are stated at fair value as recommended in good faith by RCM and approved by our Board. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net change in unrealized depreciation or appreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities. RCM faces competition in our investing activities from many entities including other SBICs, private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

The COVID-19 pandemic has, and may continue to, negatively affect the operating results, financial conditions or liquidity of our portfolio companies, which may negatively affect our operating results and financial condition. In addition, the pandemic may also negatively affect RCM’s ability, on our behalf, to invest a significant portion of the net proceeds from the Transaction and other cash on hand on acceptable terms or within a reasonable timeframe.

The global outbreak of COVID-19 (“coronavirus”) has led to severe disruptions in general economic activities as businesses and federal, state, and local governments take and have taken broad actions to mitigate this public health crisis, including restrictions on travel and the temporary closures of corporate offices, retail stores, and manufacturing facilities and factories across the United States and the wider global community.

As a result, the business, operating results, financial condition and liquidity of our portfolio companies have been, and may continue to be, materially and adversely affected. The cumulative impact to our portfolio companies’ results from coronavirus will depend to a large extent on the duration and severity of coronavirus and the actions taken by authorities and other entities to contain coronavirus or treat its impact, all of which are beyond our control. Certain of our portfolio companies have had, and may continue to have, their operations temporarily shut down or significantly curtailed, which we believe will further exacerbate the impact of these events on those portfolio companies. In addition, even if our portfolio companies have availed themselves of loans from the SBA under the Paycheck Protection Program or the other assistance provided by U.S. federal or state governmental entities to mitigate the impacts of coronavirus, certain of our portfolio companies have experienced, and may continue to experience, significant liquidity issues, which, in turn, may negatively affect their ability to repay principal and interests on outstanding loans and other debt instruments owed to the Corporation, including resulting in the Corporation having large outstanding interest receivable balances owed to it. In addition, certain portfolio companies may not be able to continue as going concerns. In connection with the coronavirus pandemic, we may be required to restructure certain of our investments on terms that are less favorable to us to avoid potential bankruptcies and other insolvency issues for our portfolio companies. A substantial negative impact to one or more of our portfolio companies resulting from the coronavirus pandemic could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, severe disruptions in general economic activities due to coronavirus may negatively affect RCM’s ability to invest a significant portion of the net proceeds from the Transaction or other cash on hand on acceptable terms or within a reasonable timeframe. Delays by RCM in investing the net proceeds raised in the Transaction or other cash on hand due to coronavirus may cause our performance to be worse than that of other fully invested BDCs or other lenders or investors pursuing comparable investment strategies. We anticipate that, depending on market conditions, it may take RCM a substantial period of time to invest substantially all of the net proceeds from the Transaction and other cash on hand in securities meeting our investment objectives. This period may be further lengthened due to the impact of the coronavirus.

There are potential conflicts of interest, including the management of other investment funds and accounts by the principals and certain members of the Investment Committee of RCM, which could impact our investment returns.

The principals and certain members of the Investment Committee of RCM manage other funds and accounts, including for entities affiliated with members of the Investment Committee. Accordingly, they have obligations to those investors, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the principals, members of the Investment Committee and other professional staff of RCM are expected to devote as much time to our management as appropriate to enable RCM to perform its duties in accordance with the Investment Management Agreement, the members of the Investment Committee and investment professionals of RCM may have conflicts in allocating their time and services among RCM, on the one hand, and the other managed investment vehicles, on the other hand.

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

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying from, or selling to, such affiliate any securities, absent the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by RCM or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, or is otherwise deemed to control, be controlled by, or be under common control with us, we will be prohibited from buying from, or selling to, such person or certain of that person’s affiliates any securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. For example, given East’s approximately 64% ownership position in our common stock, this prohibition impacts our ability to participate in certain transactions or investments where East is involved, including with respect to certain of the loans and other securities that were contributed to us by East as part of the consideration for East’s purchase of our common stock. To the extent such loans and other securities are also held by East or another one of our affiliates. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. As a result of these restrictions, we may also be prohibited from buying securities from, or selling securities to, any portfolio company that is controlled by a fund managed by either RCM or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

On October 7, 2020, we, RCM and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with certain other funds managed by RCM or its affiliates in a manner consistent with the conditions of our exemptive relief. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. We have applied for a new exemptive relief order, which, if granted, would supersede our current exemptive relief and include certain of our new affiliates resulting from the change in control of RCM from East to Callodine. There can be no assurance that we will obtain such new exemptive relief from the SEC.

In situations when co-investment with funds managed by RCM or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, RCM will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate in the investment we otherwise would have made.

The fee structure under the Investment Management Agreement may induce RCM to pursue speculative investments and incur leverage, which may not be in the best interests of the shareholders.

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

The Incentive Fee payable to RCM is calculated based on a percentage of our return on invested capital. The terms of the Incentive Fee calculation may create an incentive for RCM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Unlike the Base Management Fee, the Income Based Fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on net assets, and because the use of leverage increases gross assets without any corresponding increase in net assets, RCM may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that the hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.

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

RCM is entitled to incentive compensation under our Investment Management Agreement for each fiscal quarter under the Income Based Fee in an amount equal to a percentage of our pre-incentive fee net investment income, subject to a hurdle rate, a catch-up provision, a cap and a deferral mechanism. For purposes of calculating the Income Based Fee, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay RCM incentive compensation under the Income Based Fee for a fiscal quarter even if we incur a net loss for that quarter. In addition, if we pay the Capital Gains Fee and thereafter experience additional realized capital losses or unrealized capital losses, we will not be able to recover any portion of the incentive fee previously paid.

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

Our investment adviser and administrator, RCM, has the right, under both the Investment Management Agreement and the Administration Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If RCM resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations are likely to be adversely affected and the market price of our common stock may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

In connection with our anticipated RIC election, we may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

In connection with our anticipated RIC election, which is anticipated to commence with our tax year ended December 31, 2020, after our timely filed 2020 tax return, we intend to pay distributions in the form of cash dividends to our shareholders out of assets legally available for distribution. However, we cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and state corporate law requirements and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will pay distributions on our common stock in the future.

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

In connection with our anticipated RIC Election, we will be subject to corporate-level income tax if we are unable to satisfy certain RIC qualification requirements under Subchapter M of the Code or do not satisfy the annual distribution requirement.

Although we anticipate to be treated as a RIC commencing with our tax year ended December 31, 2020, no assurance can be given that we will be able to qualify for and maintain our qualification as a RIC. In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our shareholders.

•

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

•	The income source requirement will only be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will only be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other regulated investment companies, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. Government securities or securities of other regulated investment companies, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of regulated investment company status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

In connection with our anticipated RIC Election, we may have difficulty paying required distributions to shareholders if we recognize income before or without receiving cash representing such income.

In connection with our anticipated RIC Election commencing with our tax year ended December 31, 2020, we will be required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. For U.S. federal income tax purposes, we will include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements will be included in income in advance of receiving cash payment and will be separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. Accordingly, we may have to use cash on hand or sell some of our assets, raise additional equity capital or reduce new investment originations to meet these distribution requirements. If we do not have sufficient cash on hand or are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for RIC tax treatment and thus may become subject to corporate-level income tax.

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

Rand SBIC may be unable to make distributions to the Corporation that will allow us to meet or maintain the requirement for our anticipated RIC Election.

In order for us to qualify for tax benefits available to RICs and to minimize corporate-level U.S. federal income tax, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, including investment company taxable income from Rand SBIC. We will be partially dependent on Rand SBIC for distributions from Rand SBIC to the Corporation, including through “deemed dividends” in which no actual cash distribution is made from Rand SBIC to the Corporation, to enable us to meet the RIC distribution requirements. Rand SBIC may be limited by SBA regulations governing SBICs from making distributions to the Corporation, including “deemed dividends”, which may be necessary to maintain our tax treatment as a RIC. We have in the past had to, and may in the future have to, request a waiver or consent from the SBA in order for Rand SBIC to make certain distributions to maintain our RIC tax treatment. We cannot assure you that the SBA will grant such waiver or consent and if Rand SBIC is unable to obtain a waiver or consent, compliance with the SBA regulations may result in corporate-level U.S. federal income tax.

We may need to raise additional capital to grow.

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions, including from the SBA, in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our anticipated RIC Election. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, including from the SBA, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our common stock.

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

Ours and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information stored in, or transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or RCM’s operations, which could result in damage to our or RCM’s reputation, financial losses, litigation, increased costs or regulatory penalties. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, and transfer agents) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within the Corporation, but we remain potentially vulnerable to additional known and unknown threats.

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

The United States economy has periodically experienced periods of instability and recessions, including as a result of the COVID-19 pandemic, and the financial results of the small companies in which we invest could be more acutely affected negatively by this instability and suffer deterioration in operational or financial results. This deterioration may have a negative effect on our financial performance.

Investing in private companies involves a high degree of risk.

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have historically been risk seeking rather than risk averse in our approach to our investments. Given the incentive compensation components of our arrangement with RCM under the Investment Management Agreement, RCM may have similar incentives to be risk seeking rather than risk averse in making its investment decisions.

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

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render small companies more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•

may from time to time be parties to litigation, and our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and

•

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our returns on equity.

We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments that will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a company, we may be asked to participate in another round of financing by the company. There is no assurance that we will make, or have sufficient funds to make, these follow-on investments. Any decision to not make an additional investment in a portfolio company may have a negative impact on the portfolio company in need of the capital and have a negative impact on our ownership in the company.

Risks related to our Common Stock

East exercises significant influence over us in connection with its ownership of our common stock.

East beneficially owns approximately 64% of Rand’s outstanding common stock. As a result, East is able to direct the outcome of any matters submitted for shareholder action, including approval of significant corporate transactions, such as amendments to our governing documents, business combinations, consolidations, and mergers. East has substantial influence on us and could exercise its influence in a manner that conflicts with the interests of other shareholders. The presence of a significant shareholder may also have the effect of making it more difficult for a third party to acquire us or for the Board to discourage a third party from seeking to acquire us.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We do not own any real estate or other physical properties. Our corporate headquarters is located at 14 Lafayette Square, Suite 1405, Buffalo NY.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock (“Common Stock”) is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RAND.”

Rand’s Board declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders.

In addition, our Board declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of estimated taxable income for 2020.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2020 – 10/31/2020	1,631	$11.38	1,631	$1,443,451
11/1/2020 – 11/30/2020	583	$12.59	583	$1,436,113
12/1/2020 – 12/31/2020	1,020	$12.59	1,020	$1,423,271

Total	3,234	$11.98	3,234

(1)	There were 3,234 shares repurchased, in open market transactions, during the fourth quarter of 2020.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)

On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding Common Stock with an aggregate cost of up to $1,500,000 at prices per share of Common Stock of no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021 and was publicly announced on May 11, 2020. This new share repurchase plan supplanted and replaced the share repurchase authorization that was previously approved by the Board in October 2019.

Shareholders of Record

On March 1, 2021, we had a total of approximately 1,250 shareholders, which included 63 record holders of our Common Stock, and an estimated 1,187 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2020

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

YEAR ENDED DECEMBER 31,

Company/Index/Market	2015	2016	2017	2018	2019	2020
Rand Capital Corporation	$100.00	$83.82	$80.11	$66.34	$71.19	$101.71
NASDAQ Market Index	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Peer Group Index	$100.00	$114.93	$109.31	$108.14	$104.13	$90.20

Our peer group is comprised of the following companies:

Harvest Capital Credit Corporation (NasdaqGM: HCAP)

Great Elm Capital Corp. (NasdaqGM: GECC)

Portman Ridge Financial Corp (NasdaqGS: PTMN)

Investcorp Credit Management BDC Inc. (NasdaqGS: ICMB)

We selected the peer group because we believe that the issuers included in this group are organized and have investment objectives that are similar to ours, as they are each an externally managed BDC that pays a regular cash dividend, and among the publicly traded companies, they are relatively similar in size to us.

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

Balance Sheet Data as of December 31:

	2020	2019	2018	2017	2016
Total assets	$60,966,942	$64,791,449	$40,521,724	$40,133,913	$42,418,530
Total liabilities	$14,862,112	$11,162,933	$8,997,537	$8,215,228	$9,789,167
Net assets	$46,104,830	$53,628,516	$31,524,187	$31,918,685	$32,629,363
Net asset value per outstanding share*	$17.86	$32.93	$44.88	$45.44	$46.45
Shares of common stock outstanding	2,582,169	1,628,369	702,443	702,443	702,443

Operating Data for the Years Ended December 31:

	2020	2019	2018	2017	2016
Investment income	$3,102,919	$2,724,696	$2,106,954	$1,454,782	$1,031,858
Total expenses	$1,974,978	$2,770,716	$2,193,672	$2,010,977	$3,401,037
Net investment income (loss), net of tax	$1,756,128	($85,697)	($68,406)	($19,298)	($1,553,268)
Net realized (loss) gain on sales and dispositions of investments, net of tax	($5,983,279)	$861,838	($994,295)	$88,684	$8,864,653
Net change in unrealized depreciation or appreciation on investments, net of tax	$4,970,917	($3,065,811)	$668,203	($780,064)	($8,514,068)
Net increase (decrease) in net assets from operations	$743,766	($2,289,670)	($394,498)	($710,678)	($1,202,683)

*	Restated for 1-for-9 stock split that occurred in May 2020

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies, our intention to elect U.S. federal tax treatment as a RIC for the 2020 tax year and the associated impact of such election on payment of corporate level taxes by Rand, statements regarding our liquidity and financial resources; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

Overview

We are an externally managed, diversified investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when also possible, complement this current income with capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns.

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Historically, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. With the capital raised in 2019, we now also have liquidity at Rand Capital Corporation, the parent company, with which to make investments.

In November 2019, Rand completed a stock sale transaction (the “Transaction”) with East Asset Management (“East”). The Transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of $15.5 million of cash and $9.5 million of portfolio assets. Concurrent with the closing of the transaction with East on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM.

In late 2020, Rand Capital Corporation’s (the “Company” or “Rand”) Board of Directors (the “Board”) was advised by RCM that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intended to acquire a controlling interest in RCM, which was then-currently majority owned by East Asset Management (“East”). Section 15(a) of the 1940 Act provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon on its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as was to be caused by East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” As a result of the proposed Adviser Change in Control, Rand’s shareholders were asked to approve a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met. In connection with retaining RCM as our investment adviser and administrator, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser.

We intend to elect U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. With the election, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

In connection with the preparation for our RIC election, we paid a special dividend of $23.7 million, or approximately $1.62 per share on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”), in cash and stock to shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since our inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid using approximately 8.6 million shares of Common Stock.

In addition, our Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of our estimated taxable income for 2020.

To maintain our RIC status, we will need to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

Outlook

At the end of the 2020, we had $20.4 million in cash and cash equivalents available for future investments and expenses, a decrease of $5.4 million from the end of 2019. The decrease was primarily due to approximately $11.3 million in additional portfolio investments and approximately $4.8 million in cash distributed to our shareholders as part of the special dividend. This was partially offset by approximately $9.7 million of cash proceeds received during the year ended December 31, 2020 from portfolio exits.

Since the outbreak of the COVID-19 pandemic, our investment adviser, RCM, continues to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by them for the safety and welfare of their employees and their processes for phasing back to pre-COVID work environments. We also have been informed by RCM on the impact of the COVID-19 induced recession on the businesses of the portfolio companies and the actions the portfolio companies have taken, and are taking, to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. Most of our portfolio companies that qualified, have applied for, and received federal loans under the Paycheck Protection Program and, where applicable, are also applying for other federal support programs. While we do not know what the ultimate impact of the COVID -19 pandemic and the economic downturn will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

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

The following short and long-term trends provide us confidence in our ability to grow the Corporation:

•

We have sufficient cash to both invest in new opportunities and to repurchase shares. On April 22, 2020, our Board of Directors approved a new share repurchase plan, which authorizes the purchase of up to $1.5 million of our Common Stock through April 22, 2021 at prices per share of common stock no greater than the then current net asset value. During the year ended December 31, 2020, we purchased 6,631 shares at an average price of $11.57 per share.

•

We expect that well run businesses will require capital to grow and should be able to compete effectively given eager reception of new technologies and service concepts, regardless of the macroeconomic environment.

•	We continue to manage risk by investing with other investors, when possible.

•

RCM, on our behalf, is involved with the governance and management of a majority of our portfolio companies, which enables us to support their operating and marketing efforts and facilitate their growth.

•	As our portfolio expands, we are able to better leverage our externalized management structure.

•

We believe that the establishment of RCM as our external investment adviser and its ownership by Callodine, as well as our relationship with East, broadens our potential pipeline of investment opportunities to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments to support a regular cash dividend for shareholders and complement these securities with equity investments that drive capital appreciation.

•

We believe an opportunity for lending to lower middle market companies exists because of the consolidation among commercial banks that has reduced their focus on the lower middle market business. Heightened regulatory requirements for commercial banks has also resulted in less participation by banks in the lower middle market lending arena, opening up opportunities for alternative lenders such as us.

•

Lower middle market companies are increasingly seeking lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. We believe that many lower middle market companies prefer to execute transactions with alternative lenders such as us because we can address their capital requirements quickly and in the “check size” that is best suited for their businesses.

SEC Exemptive Order

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

In addition, Callodine and the Adviser are seeking a new exemptive relief order from the SEC that would supersede the Order and would permit the Corporation to co-invest with affiliates of Callodine (the “New Order”). Under the Order, the Corporation is permitted to co-invest with funds managed by the Adviser and its affiliates under the Adviser’s current ownership structure. The New Order, if and when granted by the SEC, would replace East with Callodine. There can be no assurance that the Corporation will be able to obtain such new exemptive relief from the SEC.

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

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to monitor our accounting policies and procedures. We have two critical accounting policies that require the use of significant judgment. The following summary of critical accounting policies is intended to enhance a reader’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates.

Valuation of Investments

Investments are valued at fair value as determined in good faith by RCM and approved by our Board. We invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. We analyze and value each investment quarterly and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

Any appreciation or depreciation in value that result in estimating fair value are recorded net on the Statement of Operations as “Net change in unrealized (depreciation) on investments.”

Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. At December 31, 2020, 92% of the Corporation’s investments were Level 3 investments and 8% was held in Level 1 investments.

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

Financial Condition

Overview:

	12/31/20	12/31/19	(Decrease) Increase	% (Decrease) Increase
Total assets	$60,966,942	$64,791,449	($3,824,507)	(5.9%)
Total liabilities	14,862,112	11,162,933	3,699,179	33.1%

Net assets	$46,104,830	$53,628,516	($7,523,686)	(14.0%)

Net asset value (NAV) was $17.86 per share at December 31, 2020 versus $32.93 per share at December 31, 2019. The NAV at December 31, 2019 was retroactively adjusted for the 1-for-9 reverse stock split effected in May 2020.

Our gross outstanding SBA debentures at December 31, 2020 and 2019 were each $11,000,000. These debentures mature at various dates between 2022 through 2029. Cash approximated 44% of net assets at December 31, 2020 compared to 48% at December 31, 2019.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the year ends indicated.

	12/31/20	12/31/19	Change	% Change
Investments, at cost	$40,720,313	$44,619,463	($3,899,150)	(8.7%)
Unrealized depreciation, net	(671,812)	(7,598,671)	6,926,859	(91.2%)

Investments, at fair value	$40,048,501	$37,020,792	$3,027,709	8.2%

Number of Active Portfolio Companies	36	32

Our total investments at fair value, as estimated by RCM, and approved by the Board of Directors, approximated 87% of net assets at December 31, 2020 and 69% of net assets at December 31, 2019.

With the completion of the Transaction, we changed our investment objectives and strategy. Our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand since the closing of the Transaction have been, and the investments to be made by Rand in the future are expected to be primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

The change in investments, at cost, during the year ended December 31, 2020, is comprised of the following:

Cost Increase (Decrease)
New investments:
Caitec Acquisition, Inc. (Caitec)	$3,800,000
Science and Medicine Group, Inc. (SMG)	1,900,000
SciAps Inc. (Sciaps)	1,500,000
Tilson Technology Management, Inc. (Tilson)	750,003
Centivo Corporation (Centivo)	500,000
Golub Capital BDC, Inc. (Golub)	403,910
TCG BDC, Inc. (TCG)	376,996
PennantPark Investment Corporation (Pennantpark)	370,130
Apollo Investment Corporation (Apollo)	364,084
Owl Rock Capital Corporation (Owl Rock)	347,067
Ares Capital Corporation (Ares)	343,460
FS KKR Capital Corp. (FS KKR)	338,980
Barings BDC, Inc. (Barings)	333,352

Total of new investments	11,327,982
Other changes to investments:
AIKG LLC (Andretti) interest conversion	177,574
Mattison Avenue Holdings LLC (Mattison) interest conversion	85,526
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	47,178
HDI Acquisition LLC (Hilton Displays) interest conversion	25,601
Microcision LLC (Microcision) OID amortization	21,997
Genicon Inc. (Genicon) OID amortization	15,804
GoNoodle, Inc. (GoNoodle) interest conversion	15,082
Caitec interest conversion	10,701
Sciaps OID amortization	10,000

Total of other changes to investments	409,463
Investments repaid, sold, liquidated or converted:
Genicon liquidation	(5,125,561)
Andretti loan repayment	(4,575,699)
Outmatch Holdings, LLC (Outmatch) stock sale	(2,145,496)
Teleservices Solutions Holdings, LLC (Teleservices) liquidation	(1,636,078)
BeetNPath LLC (Beetnpath) liquidation	(882,904)
Open Exchange Inc. (Open Exchange) loan repayment	(450,000)
G-TEC Natural Gas Systems (G-Tec) liquidation	(400,000)
Dataview, LLC (Dataview) liquidation	(310,357)
UStec liquidation	(100,500)
Advantage 24/7 LLC (Advantage 24/7) loan repayment	(10,000)

Total of investments repaid, sold, liquidated, or converted	(15,636,595)

Net change in investments, at cost	($3,899,150)

Our top five portfolio companies represented 33% of total assets at December 31, 2020:

Company	Industry	Fair Value at December 31, 2020	% of Total Assets at December 31, 2020
ACV Auctions, Inc.	Software	$6,531,815	11%
Tilson	Professional Services	$4,710,015	8%
Caitec	Consumer Product	$3,810,702	6%
Filterworks	Automotive	$2,912,331	5%
SMG	Health Care	$1,900,000	3%

Our top five portfolio companies represented 31% of total assets at December 31, 2019:

Company	Industry	Fair Value at December 31, 2019	% of Total Assets at December 31, 2019
ACV Auctions, Inc.	Software	$6,531,815	10%
Andretti	Entertainment	$4,398,125	7%
Tilson	Professional Services	$3,960,012	6%
Filterworks	Automotive	$2,865,153	5%
Outmatch	Software	$2,145,498	3%

Below is the geographic breakdown of our investments using fair value as of December 31, 2020 and 2019:

Geographic Region	% of Net Asset Value at December 31, 2020	% of Net Asset Value at December 31, 2019
USA – East	69%	41%
USA – South	18%	28%

Total investments as a % of net asset value	87%	69%

As of December 31, 2020, and 2019, the investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2020:
Subordinated Debt and Promissory Notes	$17,262,145	42%	$16,413,105	41%
Convertible Debt	1,308,675	3	157,654	1
Equity and Membership Interests	19,018,826	47	20,086,342	50
Equity Warrants	252,688	1	95,063	0
Public BDC stock	2,877,979	7	3,296,337	8

Total	$40,720,313	100%	$40,048,501	100%

December 31, 2019:
Subordinated Debt and Promissory Notes	$19,148,942	43%	$15,060,145	41%
Convertible Debt	1,571,302	3	157,654	0
Equity and Membership Interests	23,119,031	52	21,802,930	59
Equity Warrants	780,188	2	63	0

Total	$44,619,463	100%	$37,020,792	100%

Results of Operations

Investment Income

Comparison of the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$2,461,943	$1,520,540	$941,403	61.9%
Interest from other investments	87,784	166,556	(78,772)	(47.3%)
Dividend and other investment income	428,081	579,848	(151,767)	(26.2%)
Fee income	125,111	457,752	(332,641)	(72.7%)

Total investment income	$3,102,919	$2,724,696	$378,223	13.9%

Investment income was received, on a current basis, during the year ended December 31, 2020 from 23 portfolio companies. This is an increase from the 17 portfolio companies generating current investment income for the year ended December 31, 2019.

Interest from portfolio companies — Interest from portfolio companies was approximately 62% higher during the year ended December 31, 2020 versus the same period in 2019 due to the fact that we have more income-producing debt investments in the current year. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison. In addition, during the current year we originated three loan instruments totaling $7.2 million from Caitec, Sciaps, and SMG.

A portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance is on non-accrual status.

Interest from other investments — The decrease in interest from other investments is due to lower interest rates during the year ended December 31, 2020 versus the same period in 2019. This was partially offset by higher average cash balances during the year ended December 31, 2020 versus the same period in 2019.

Dividend and other investment income — Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective year-ends were:

	December 31, 2020	December 31, 2019
Carolina Skiff LLC (Carolina Skiff)	$66,230	$76,914
FSKKR	64,000	—
Apollo	56,700	—
Tilson Technology Management, Inc. (Tilson)	52,500	49,958
Owl Rock	46,800	—
Ares	32,400	—
TCB	29,200	—
Golub	27,189	—
Pennant Park	24,000	—
Somerset Gas Transmission Company, LLC (Somerset)	15,862	256,542
Barings	13,200	—
Knoa Software, Inc. (Knoa)	—	193,934
Advantage 24/7 LLC (Advantage 24/7)	—	2,500

Total dividend and other investment income	$428,081	$579,848

Fee income — Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $29,188 and $69,252 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we recognized a one-time pre-payment fee of $91,423 on the repayment of the Andretti debt instrument and a one-time pre-payment fee of $4,500 on the repayment of the Open Exchange debt instrument. During the year ended December 31, 2019, we recognized a one-time fee of $225,000 in conjunction with the repayment of the eHealth Global Technologies, Inc. (eHealth) loan instrument, a one-time $112,500 change of control fee from Open Exchange and a one-time loan modification fee of $50,000 from GoNoodle, Inc. (GoNoodle).

The board fees were $0 and $1,000 for the years ended December 31, 2020 and 2019 respectively.

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

Interest from portfolio companies — Interest from portfolio companies was substantially unchanged during the year ended December 31, 2019 compared to the year ended December 31, 2018.

The following investments were on non-accrual status at December 31, 2019: BeetNPath, LLC (Beetnpath), G-TEC Natural Gas Systems (G-Tec) and a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

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

	December 31, 2019	December 31, 2018
Somerset Gas Transmission Company, LLC (Somerset)	$256,542	$—
Knoa Software, Inc. (Knoa)	193,934	—
Carolina Skiff LLC (Carolina Skiff)	76,914	251,913
Tilson Technology Management, Inc. (Tilson)	49,958	39,002
Advantage 24/7 LLC (Advantage 24/7)	2,500	60,000
New Monarch Machine Tool, Inc. (New Monarch)	—	27,409
Empire Genomics LLC (Empire Genomics)	—	6,058

Total dividend and other investment income	$579,848	$384,382

Fee income — Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

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

The board fees were $1,000 and $2,000 for the years ended December 31, 2019 and 2018, respectively.

Expenses

Comparison of the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019	Decrease	% Decrease
Total expenses	$1,974,978	$2,770,716	($795,738)	(28.7%)

Expenses decreased approximately $796,000 or 29% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in operating expenses was primarily due to an approximately $299,000 or 54% decrease in shareholders and office operating expenses. Shareholders and office operating expenses were higher during the year ended December 31, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transaction during this period. The decrease in expense can also be attributed to the absence of salary, bonus and benefits expense during the year ended December 31, 2020. The salary, bonus and benefit expense for the year ended December 31, 2019 was approximately $925,000. These decreases were offset by the $504,000 increase in the base management fee payable to RCM, under the Investment Management Agreement, during the year ended December 31, 2020 compared to the year ended December 31, 2019. There were no incentive fees earned by RCM during the year ended December 31, 2020.

Because of our intention to elect RIC status as of January 1, 2020, a net deferred tax asset of $1,451,658 was eliminated in accordance with GAAP, resulting in deferred tax expense for the year ended December 31, 2020. In addition, certain portfolio investments, that generate non-qualifying income for a RIC, and their related deferred tax liabilities of $247,460, were contributed to blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

Comparison of the years ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018	Increase	% Increase
Total expenses	$2,770,716	$2,193,672	$577,044	26.3%

The increase in expenses during the year ended December 31, 2019 versus the same period in 2018 was primarily caused by the additional shareholder and professional fees required to close the Transaction in November 2019. Shareholder expense was $557,546 and $230,050 for the years ended December 31, 2019 and 2018, respectively, a 142% increase. Professional fees were $548,041 and $407,159 for the years ended December 31, 2019 and 2018, respectively, a 35% increase.

Base management fees payable to RCM, under the Prior Investment Management Agreement, for the year ended December 31, 2019 was $85,483. This represents base management fees for the period November 8, 2019 through December 31, 2019. There were no base management fees earned for the year ended December 31, 2018. There were no incentive fees earned, under the Prior Investment Management Agreement, for the years ended December 31, 2019 or 2018, respectively, by RCM.

Net Realized Gains and Losses on Investments

	December 31, 2020	December 31, 2019	December 31, 2018
Net realized (loss) gain on sales and dispositions, before income taxes	($5,983,279)	$1,117,761	($1,464,142)

During year ended December 31, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch as part of a strategic majority investment from Rubicon Technology Partners. We also received additional proceeds of approximately $117,000 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and approximately $37,000 in additional gain from Advantage 24/7. We recognized a realized loss of $5.1 million on Genicon, Inc. following its senior creditor liquidation. In addition, we recognized a $1.6 million loss in Teleservices Solutions Holdings, LLC, a $0.9 million loss in BeetNPath, LLC, a $0.4 million loss in G-TEC Natural Gas Systems, and a $0.3 million loss in Dataview, Inc. following the sale and/or liquidation of the investment securities.

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

During the year ended December 31, 2018, we recognized a realized loss of $1,125,673 on our investment in Intrinsiq Material, Inc. (Intrinsiq) when the company was sold, and we did not receive any proceeds. In addition, we restructured our notes in First Wave Technologies, Inc. (First Wave) and converted the notes into equity. As part of that restructuring, we recognized a realized loss of $338,469 on the junior note and the warrants.

Net Change in Unrealized Depreciation on Investments

The change in net unrealized depreciation, before income taxes, for the year ended December 31, 2020 was comprised of the following:

Year ended December 31, 2020
SciAps, Inc. (Sciaps)	($869,274)
SocialFlow, Inc. (Socialflow)	(426,513)
Carolina Skiff, LLC (Carolina Skiff)	(250,000)
Knoa Software, Inc. (Knoa)	(205,140)
Microcision LLC (Microcision) realized gain	(15,000)
Apollo	7,616
Golub	31,610
Barings	33,581
Owl Rock	33,833
TCG BDC	41,404
FS KKR	73,437
Pennant Park	88,537
USTec realized loss	100,500
Ares	108,340
Dataview, LLC (Dataview) realized loss	310,357
G-Tec Natural Gas Systems (G-tec) realized loss	400,000
Centivo Corporation (Centivo)	584,832
BeetNPath, LLC (Beetnpath) realized loss	882,904
Teleservices Solutions Holdings, LLC (Teleservices) realized loss	1,636,078
Genicon, Inc. (Genicon) realized loss	4,359,757

Total net change in unrealized depreciation on investments before income taxes	$6,926,859

The valuations of our investments in Carolina Skiff, Knoa, Sciaps, and Socialflow were decreased after we reviewed each portfolio company and its current and projected financial condition and determined that a valuation adjustment was appropriate.

In accordance with our valuation policy, we increased the value of our investment in Centivo based on a significant equity financing during 2020 with sophisticated new non-strategic outside investors at a higher valuation than their prior financing round valuation.

Beetnpath, Dataview, G-tec, Teleservices and USTec investments, previously deemed to have a zero value, were sold and we did not receive any proceeds.

Apollo, Ares, Barings, FS KKR, Golub, Owl Rock, Pennant Park and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

The change in net unrealized depreciation, before income taxes, for the year ended December 31, 2019 was comprised of the following:

Year ended December 31, 2019
Genicon, Inc. (Genicon)	($4,277,257)
Rheonix, Inc. (Rheonix)	(1,500,000)
SocialFlow, Inc. (Socialflow)	(1,321,300)
SciAps, Inc. (Sciaps)	(950,000)
Microcision LLC (Microcision) realized gain	(610,000)
BeetNPath, LLC (Beetnpath)	(523,904)
Mezmeriz, Inc. (Mezmeriz)	(351,477)
Empire Genomics, LLC (Empire Genomics)	(249,661)
Open Exchange, Inc. (Open Exchange) (formerly KnowledgeVision)	(200,001)
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
PostProcess Technologies, Inc. (PostProcess)	122,728
SOMS Technologies, LLC (SOMS) realized loss	472,632
Tilson Technology Management, Inc. (Tilson)	1,860,000
ACV Auctions, Inc. (ACV)	3,754,908

Total net change in unrealized depreciation on investments before income taxes	($3,973,332)

The valuations of our investments in Beetnpath, Empire Genomics, Mercantile, Mezmeriz, Open Exchange, Rheonix, Sciaps, and Socialflow were decreased after each of the portfolio company’s operations, commercial progress against their business plan, and past and projected financial condition were reviewed, and it was determined that a valuation adjustment was appropriate.

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

The change in unrealized depreciation, before income taxes, for the year ended December 31, 2018 was comprised of the following:

Year ended December 31, 2018
Empire Genomics, LLC (Empire Genomics)	($901,360)
Rheonix, Inc. (Rheonix)	(735,999)
SOMS Technologies, LLC (SOMS)	(528,348)
BeetNPath, LLC (Beetnpath)	(388,723)
KnowledgeVision Systems, Inc. (Knowledgevision)	(300,000)
Mercantile Adjustment Bureau, LLC (Mercantile)	(249,040)
G-Tec Natural Gas Systems (Gtec)	(100,000)
Genicon, Inc. (Genicon)	(82,500)
OnCore Golf Technology, Inc. (Oncore)	(77,712)
First Wave Products Group (First Wave)	121,469
GiveGab, Inc. (Givegab)	191,907
Microcision LLC (Microcision)	610,000
Intrinsiq Material, Inc. (Intrinsiq) reclassed to a realized loss	725,673
ACV Auctions, Inc. (ACV)	2,494,551

Total net change in unrealized depreciation on investments before income taxes	$779,918

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

All of the valuation adjustments resulted from a review by RCM at December 31, 2020 and 2019, respectively, and management for the year ending December 31, 2018, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2020, the net increase in net assets from operations was $743,766 as compared with net decreases of $2,289,670 in 2019 and $394,498 in 2018.

Liquidity and Capital Resources

With the completion of the Transaction with East we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from debenture and pass-through equity instruments to fund expenses. With our plan to elect U.S. federal tax treatment as a RIC, our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, our recent and future investments will be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of December 31, 2020, our total liquidity consisted of approximately $20,365,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000 at December 31, 2020.

Net cash provided by operating activities has averaged approximately $408,000 over the last three years. The cash used for investments in portfolio companies has averaged approximately $5,500,000 over the last three years. Our cash flow will fluctuate based on the timing of the receipt of dividend income, realized exits and the associated income taxes paid. We will generally use cash to fund our operating expenses and to invest in companies as we build our portfolio. We anticipate that we will continue to exit investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 5 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

The following table summarizes the SBA leverage at the year ends indicated:

	December 31, 2020	December 31, 2019
Outstanding SBA leverage	$11,000,000	$11,000,000
Undrawn SBA commitment	$3,000,000	$3,000,000

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2020. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings. It does not include any equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2021	2022	2023	2024	2025 and beyond
Scheduled cash receipts from portfolio companies	$4,802,000	$4,502,000	$8,925,000	$1,135,000	$6,101,000
Number of companies contributing to the scheduled cash receipts	12	9	7	3	2

We believe that the cash and cash equivalents on hand at December 31, 2020, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2021. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, operating expenses, dividends and future SBA debenture obligations.

Our ongoing liquidity is tied to the performance of our portfolio companies and, as such, it may be affected going forward based on the impact of the COVID-19 pandemic and its lasting impact on the capital markets, our portfolio companies, and the U.S. economy in general.

Contractual Obligations

The following table shows our specified contractual obligations at December 31, 2020. We do not have any capital lease obligations or other long-term liabilities reflected on our consolidated statement of financial position.

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 yrs
SBA debentures	$11,000,000	$0	$7,000,000	$1,000,000	$3,000,000
SBA interest expense	$1,638,000	$379,000	$810,000	$209,000	$240,000

Total	$12,638,000	$379,000	$7,810,000	$1,209,000	$3,240,000

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of debt and equity securities in private companies is subject to valuation risk. Because there is typically no public market for the debt and equity securities in which we invest, the valuations of the debt and equity interests in the portfolio are stated at “fair value” as determined in good faith by RCM and approved by our Board. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies—Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

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

As of December 31, 2020, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2020	2019
ASSETS
Investments at fair value:
Affiliate investments (cost of $14,835,885 and $19,035,446, respectively)	$13,891,199	$12,151,435
Non- Control/Non-Affiliate investments (cost of $25,884,428 and $25,584,017, respectively)	26,157,302	24,869,357

Total investments, at fair value (cost of $40,720,313 and $44,619,463, respectively)	40,048,501	37,020,792
Cash and cash equivalents	20,365,415	25,815,720
Interest receivable (net of allowance of $15,000 and $166,413, respectively)	258,186	142,265
Deferred tax asset	—	1,204,198
Prepaid income taxes	220,740	343,096
Other assets	74,100	265,378

Total assets	$60,966,942	$64,791,449

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,824,587	$10,786,913
Dividend payable	3,434,117	—
Accounts payable and accrued expenses	171,373	207,873
Due to investment adviser	156,999	50,564
Deferred revenue	153,895	37,583
Deferred tax payable	121,141	—
Bonus payable	—	80,000

Total liabilities	14,862,112	11,162,933
Commitments and contingencies (See Note 8)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916 at 12/31/20 and 1,688,485 at 12/31/19; shares outstanding: 2,582,169 at 12/31/20 and 1,628,369 at 12/31/19	2,384,547	1,519,637
Capital in excess of par value	49,883,890	34,142,455
Treasury stock, at cost: 66,747 shares at 12/31/20 and 60,116 shares at 12/31/19	(1,545,834)	(1,469,105)
Total distributable earnings	(4,617,773)	19,435,529

Total stockholders’ equity (net assets) (per share - 2020: $17.86, 2019: $32.93)	46,104,830	53,628,516

Total liabilities and stockholders’ equity (net assets)	$60,966,942	$64,791,449

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Investment income:
Interest from portfolio companies:
Affiliate investments	$666,969	$823,565	$741,432
Non-Control/Non-Affiliate investments	1,794,974	696,975	757,308

Total interest from portfolio companies	2,461,943	1,520,540	1,498,740
Interest from other investments:
Non-Control/Non-Affiliate investments	87,784	166,556	37,614

Total interest from other investments	87,784	166,556	37,614
Dividend and other investment income:
Control investments	—	—	60,000
Affiliate investments	118,730	320,806	318,324
Non-Control/Non-Affiliate investments	309,351	259,042	6,058

Total dividend and other investment income	428,081	579,848	384,382

Fee income:
Affiliate investments	15,417	27,639	15,667
Non-Control/Non-Affiliate investments	109,694	430,113	170,551

Total fee income	125,111	457,752	186,218

Total investment income	3,102,919	2,724,696	2,106,954

Expenses:
Base management fee (see Note 11)	589,519	85,483	—
Interest on SBA obligations	416,760	408,039	311,000
Professional fees	568,857	548,041	407,159
Shareholders and office operating	258,266	557,546	230,050
Directors’ fees	116,500	117,500	128,750
Insurance	33,868	38,302	34,187
Corporate development	14,546	67,441	62,117
Other operating	662	17,504	21,092
Salaries	—	621,290	679,499
Bonuses	—	115,000	125,000
Employee benefits	—	189,157	194,818
Bad debt (recovery) expense	(24,000)	5,413	—

Total expenses	1,974,978	2,770,716	2,193,672

Net investment income (loss) before income taxes	1,127,941	(46,020)	(86,718)
Income tax (benefit) expense	(628,187)	39,677	(18,312)

Net investment income (loss)	1,756,128	(85,697)	(68,406)

Net realized (loss) gain on sales and dispositions of investments:
Control investments	—	80,393	—
Affiliate investments	(7,927,552)	(472,632)	(1,464,142)
Non-Control/Non-Affiliate investments	1,944,273	1,510,000	—

Net realized (loss) gain on sales and dispositions, before income taxes	(5,983,279)	1,117,761	(1,464,142)
Income tax expense (benefit)	—	255,923	(469,847)

Net realized (loss) gain on sales and dispositions of investments	(5,983,279)	861,838	(994,295)
Net change in unrealized depreciation on investments:
Affiliate investments	5,939,325	(3,970,007)	608,207
Non-Control/Non-Affiliate investments	987,534	(3,325)	171,711

Change in unrealized depreciation before income taxes	6,926,859	(3,973,332)	779,918
Deferred income tax expense (benefit)	1,955,942	(907,521)	111,715

Net change in unrealized depreciation on investments	4,970,917	(3,065,811)	668,203

Net realized and unrealized (loss) on investments	(1,012,362)	(2,203,973)	(326,092)

Net increase (decrease) in net assets from operations	$743,766	($2,289,670)	($394,498)

Weighted average shares outstanding	2,268,356	836,893	702,443
Basic and diluted net increase (decrease) in net assets from operations per share	0.33	(2.74)	(0.56)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Net assets at beginning of year	$53,628,516	$31,524,187	$31,918,685
Net investment income (loss)	1,756,128	(85,697)	(68,406)
Net realized (loss) gain on sales and dispositions of investments	(5,983,279)	861,838	(994,295)
Net change in unrealized depreciation on investments	4,970,917	(3,065,811)	668,203

Net increase (decrease) in net assets from operations	743,766	(2,289,670)	(394,498)

Declaration of dividends	(8,190,723)	—	—
Issuance of capital stock, net	—	24,393,999	—
Purchase of treasury shares	(76,729)	—	—

Net assets at end of year	$46,104,830	$53,628,516	$31,524,187

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$743,766	($2,289,670)	($394,498)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments originated	(11,327,982)	(2,650,049)	(2,487,627)
Proceeds from sale of portfolio investments	4,617,617	1,549,893	—
Proceeds from loan repayments	5,035,699	6,076,142	70,131
Net realized loss (gain) on portfolio investments	5,983,279	(1,117,761)	1,464,142
Change in unrealized depreciation on investments	(6,926,859)	3,973,332	(779,918)
Deferred tax expense (benefit)	1,325,339	(679,000)	26,665
Depreciation and amortization	37,675	37,295	29,686
Original issue discount accretion	(47,801)	(40,767)	(39,653)
Change in interest receivable allowance	(151,413)	5,413	—
Non-cash conversion of debenture interest	(361,662)	(595,286)	(609,817)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	35,492	(2,146)	85,516
Decrease (increase) in other assets	191,276	(253,949)	28,936
Decrease (increase) in prepaid income taxes	122,356	795,612	(376,661)
Decrease in bonus payable	(80,000)	(45,000)	(19,000)
(Decrease) increase in accounts payable and accrued liabilities	(36,500)	(37,885)	67,410
Increase in due to investment adviser	106,435	50,564	—
Increase (decrease) in deferred revenue	116,313	(34,751)	34,629

Total adjustments	(1,360,736)	7,031,657	(2,505,561)

Net cash (used in) provided by operating activities	(616,970)	4,741,987	(2,900,059)
Cash flows from financing activities:
Payment of cash dividend	(4,756,606)	—	—
Purchase of treasury shares	(76,729)	—	—
Issue capital stock (net)	—	14,844,504	—
Proceeds from SBA debentures	—	2,250,000	750,000
Origination costs to SBA	—	(54,563)	(78,188)

Net cash (used in) provided by financing activities	(4,833,335)	17,039,941	671,812

Net (decrease) increase in cash and cash equivalents	(5,450,305)	21,781,928	(2,228,247)

Cash and cash equivalents:
Beginning of year	25,815,720	4,033,792	6,262,039

End of year	$20,365,415	$25,815,720	$4,033,792

Supplemental disclosure of non-cash financing activities
Fair value of common stock dividend paid	$19,028,027	$—	$—

Receipt of contributed assets in exchange for issuance of common stock (see Note 1)	$—	$9,549,543	$—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity		Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 56.7% of net assets: (j)

ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%		$163,000	$6,531,815	14.2%

Advantage 24/7 LLC(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	1/1/19	0%		55,000	55,000	0.1%

Apollo Investment Corporation NASDAQ: AINV (n) Public BDC New York, NY.	35,000 shares.	3/16/20	<1%		364,084	371,700	0.8%

Ares Capital Corporation NASDAQ: ARCC (n) Public BDC New York, NY.	27,000 shares.	3/16/20	<1%		343,460	451,800	1.0%

Barings BDC, Inc. NYSE: BBDC (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%		333,352	366,933	0.8%

Caitec Acquisition, Inc. Halethorpe, MD. Pet product manufacturer. (Manufacturing) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026 (g) 150 Class A Units	11/6/20 11/6/20 11/6/20 11/6/20	2 2	% %	1,755,351 150,000 1,755,351 150,000	1,755,351 150,000 1,755,351 150,000	8.3%

	Total Caitec				3,810,702	3,810,702

Centivo Corporation(e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. 298,347 Series B Preferred.	3/19/18 3/19/18 11/9/20	<1%		200,000 101,342 500,000	320,042 566,132 500,000	3.0%

	Total Centivo				801,342	1,386,174

Empire Genomics, LLC(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% due February 28, 2021. $444,915 Promissory Note at 9% due February 28, 2021.	6/13/14 10/1/18	0%		1,308,675 444,915	157,654 444,915	1.3%

	Total Empire				1,753,590	602,569

First Wave Technologies, Inc.(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	2%		661,563	33,000	0.1%

FS KKR Capital Corp. NYSE: FSK (n) Public BDC Philadelphia, PA.	25,000 shares.	3/16/20	<1%		338,980	412,417	0.9%

GiveGab, Inc.(e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	1/14/15	4%		616,221	616,221	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Golub Capital BDC, Inc. NASDAQ: GBDC (n) Public BDC New York, NY.	31,250 shares.	3/16/20	<1%	403,910	435,520	0.9%

GoNoodle, Inc.(g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	11/1/19 3/1/15 11/1/19	<1%	1,517,539 25 38	1,517,539 25 38	3.3%

	Total GoNoodle			1,517,602	1,517,602

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,275,140	1,275,140	2.8%

Lumious (Tech 2000, Inc.)(g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2021.	11/16/18	0%	860,777	860,777	1.9%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%	1,122,204	1,122,204	2.5%

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full-service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.	10/22/12 6/30/14 10/22/12	4%	1,199,040 150,000 97,625	500,000 — —	1.1%

	Total Mercantile			1,446,665	500,000

Open Exchange, Inc.(e)(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common.	11/13/13 10/22/19	4%	1,193,697 208,243	543,283 108,656	1.4%

	Total Open Exchange			1,401,940	651,939

Owl Rock Capital Corporation NYSE: ORRC (n) Public BDC New York, NY.	30,000 shares.	3/16/20	<1%	347,067	380,900	0.8%

PennantPark Investment Corporation NASDAQ: PNNT (n) Public BDC New York, NY.	100,000 shares.	8/13/20	<1%	370,130	458,667	1.0%

PostProcess Technologies, Inc.(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	1.0%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred.	10/29/09 12/12/13 10/24/09 9/29/15	4%	— 2,099,999 — 702,732	— — — 702,732	1.5%

	Total Rheonix			2,802,731	702,732

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Science and Medicine Group, Inc. (SMG)(g) Arlington, VA. Research and advisory firm serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care) www.scienceandmedicinegroup.com	$1,900,000 Participation Agreement of $5,000,000 Promissory Note at 12% due March 5, 2023.	7/31/20	0%	1,900,000	1,900,000	4.1%

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred.	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000	92,425 138,637 92,425	0.7%

	Total SocialFlow			1,750,000	323,487

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	1.1%

TCG BDC, Inc. NASDAQ: CGBD (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	376,996	418,400	0.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,884,428	$26,157,302

Affiliate Investments – 30.1% of net assets (k) Carolina Skiff LLC(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	$15,000	$1,500,000	3.2%

ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.filterworksusa.com	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023. 562.5 Class A Units.	11/8/19	9%	2,349,831 562,500	2,349,831 562,500	6.3%

	Total Filterworks			2,912,331	2,912,331

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12 6/9/14	7%	750,000 479,155	544,860 479,155	2.2%

	Total Knoa			1,229,155	1,024,015

Mezmeriz, Inc.(e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 11% due January 10, 2025. Membership Interest Purchase Warrant for 5%.	1/10/20 1/10/20	5%	1,411,997 110,000	1,411,997 95,000	3.3%

	Total Microcision			1,521,997	1,506,997

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.7%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $1,500,000 Secured Subordinated Promissory Note at 12% due April 23, 2023.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 4/23/20	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 1,465,000	— — — — — 250,000 — 1,465,000	3.7%

	Total SciAps			4,588,984	1,715,000

	(i) Interest receivable $123,500.
Tilson Technology Management, Inc. (g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 — 750,003	1,950,000 347,604 1,140,360 500,012 22,036 750,003	10.2%

	Total Tilson			2,850,015	4,710,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$14,835,885	$13,891,199

TOTAL INVESTMENTS – 86.9%				$40,720,313	$40,048,501

OTHER ASSETS IN EXCESS OF LIABILITIES – 13.1%					$6,056,329

NET ASSETS – 100%					$46,104,830

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At December 31, 2020, restricted securities represented 92% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2020, ASC 820 designates 92% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

(e)

These investments are non-income producing. All other investments are income producing. Non-income producing investments have not generated cash payments of interest or dividends including LLC tax-related distributions within the last twelve months or are not expected to do so going forward. However, if a debt or a preferred equity investment fails to make its most recent payment, then the investment will also be classified as non-income producing.

(f)

As of December 31, 2020, the total cost of investment securities was approximately $40.7 million. Net unrealized depreciation was approximately ($672) thousand, which was comprised of $10.6 million of unrealized appreciation of investment securities and ($11.3) million of unrealized depreciation of investment securities. At December 31, 2020, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($11.3) million. The net unrealized loss for federal income tax purposes was ($1.2) million based on a tax cost of $40.9 million.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value		Net Change in Unrealized Appreciation (Depreciation)			Gross Additions (1)		Gross Reductions (2)		December 31, 2020 Fair Value		Net Realized (Losses) Gains		Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:
	Total Control Investments		$—		$—			$—		$—		$—	$—			$—

Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8%.	$	— — —	$	— — —		$	— — —	$	— — —	$	— — —	($359,000 (261,277 (262,627	) ) )	$	— — —

	Total BeetNPath		—		—			—		—		—	(882,904)			—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.		1,750,000		(250,000)			—		—		1,500,000	—			66,230

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.		200,000		—			—		—		200,000	—			—

Filterworks	$2,283,702 Term Note at 12%.		2,302,653		—			47,178		—		2,349,831	—			330,251

Acquisition USA, LLC	562.5 Class A Units.		562,500		—			—		—		562,500	—			—

	Total Filterworks		2,865,153		—			47,178		—		2,912,331	—			330,251

Genicon, Inc.	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10%. $250,000 Promissory Note at 10% Warrant for Common.		— 500,000 250,000 —		— (500,000 (250,000 —	) )		— — — —		— — — —		— — — —	(1,000,000 (3,743,377 (262,184 (120,000	) ) ) )		— 17,054 — —

	Total Genicon		750,000		(750,000)			—		—		—	(5,125,561)			17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.		—		—			—		—		—	(400,000)			—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.		750,000 479,155		(205,140 —)			— —		— —		544,860 479,155	— —			— —

	Total Knoa		1,229,155		(205,140)			—		—		1,024,015	—			—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.		—		—			—		—		—	—			—

Microcision	$1,500,000 Subordinated Promissory Note at 10%. Membership Interest Purchase Warrant for 5%		— —		— (15,000)			1,500,000 110,000		(88,003 —)		1,411,997 95,000	— 116,991			187,414 —

	Total Microcision		—		(15,000)			1,610,000		(88,003)		1,506,997	116,991			187,414

New Monarch Machine Tool, Inc.	22.84 Common.		22,841		—			—		—		22,841	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.		300,000		—			—		—		300,000	—			—

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

			— — 250,000 175,000 399,274 250,000 —		— — (250,000 (175,000 (399,274 — ( 45,000	) ) ) )		— — — — — — 45,000		— — — — — —		— — — — — 250,000 —	— — — — — —			— — — — — —
	$1,500,000 Subordinated Promissory Note at 12%.		—		—			1,500,000		(35,000)		1,465,000	—			147,667

	Total SciAps		1,074,274		(869,274)			1,545,000		(35,000)		1,715,000	—			147,667

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. PIK Dividend for Series C and D at 12% and 14%, respectively.		— — — —		— — — —			— — — —		— — — —		— — — —	(250,000 (1,190,680 (91,200 (104,198	) ) ) )		— — — —

	Total Teleservices		—		—			—		—		—	(1,636,078)			—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 23,077 Series F Preferred. 211,567 SQF Hold Co. Common.	1,950,000 347,604 1,140,360 500,012 — 22,036	— — — — — —	— — — — 750,003 —	— — — — — —	1,950,000 347,604 1,140,360 500,012 750,003 22,036	— — — — — —	52,500 — — — — —

	Total Tilson	3,960,012	—	750,003	—	4,710,015	—	52,500

	Total Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

	Total Control and Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

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

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in “Control or Affiliate” categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2020
Software	29.3%
Manufacturing	16.2
Professional Services	14.6
Healthcare	11.6
Consumer Product	10.3
BDC Investment Funds	8.2
Automotive	7.3
Oil and Gas	1.2
Contact Center	1.2
Marketing	0.1

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 46.3% of net assets:(j)

ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	12.2%

Advantage 24/7 LLC(g)(h) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022	12/30/10	0%	65,000	65,000	0.1%

AIKG LLC (Andretti)(l) Marietta, GA. Entertainment company engaged in indoor karting, games and food. (Entertainment) www.andrettikarting.com	$4,250,000 Term Notes at 12% (+4% PIK) due December 28, 2023.	11/8/19	0%	4,398,125	4,398,125	8.2%

Centivo Corporation(e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred.	7/5/17	<1%	200,000 101,342	200,000 101,342	0.6%

	Total Centivo			301,342	301,342

Empire Genomics, LLC(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% due December 31, 2020. $444,915 Promissory Note at 9% (5% deferred) due December 31, 2020.	6/13/14	0%	1,308,675 444,915	157,654 444,915	1.1%

	Total Empire			1,753,590	602,569

First Wave Technologies, Inc.(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	4%	661,563	33,000	0.1%

GiveGab, Inc.(e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	3/13/13	4%	616,221	616,221	1.1%

GoNoodle, Inc.(g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	2/6/15	<1%	1,502,458 25 38	1,502,458 25 38	2.8%

	Total GoNoodle			1,502,521	1,502,521

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,249,539	1,249,539	2.3%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%	1,036,678	1,036,678	1.9%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (3% for the calendar year 2019) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.	10/22/12	4%	1,199,040 150,000 97,625	500,000 — —	0.9%

	Total Mercantile			1,446,665	500,000

Microcision LLC(g)(l) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 12% (1% PIK) due December 31, 2024.	9/24/09	0%	1,500,000	1,500,000	2.8%

Open Exchange, Inc.(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common. $450,000 Replacement Term Note at 9% due September 30, 2022.	11/13/13	4%	1,193,697 208,243 450,000	543,283 108,656 450,000	2.1%

	Total Open Exchange			1,851,940	1,101,939

Outmatch Holdings, LLC(e)(g) Dallas, TX. Web based predictive employee selection and reference checking. (Software) www.outmatch.com	3,081,522 Class P1 Units. 109,788 Class C1 Units.	11/18/10	4%	2,140,007 5,489	2,140,007 5,489	4.0%

	Total Outmatch			2,145,496	2,145,496

PostProcess Technologies, Inc.(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	7/25/16	<1%	348,875	471,603	0.9%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred.	10/29/09	4%	— 2,099,999 — 702,732	— — — 702,732	1.3%

	Total Rheonix			2,802,731	702,732

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred.	4/5/13	4%	500,000 750,000 500,000	209,908 324,760 215,332	1.4%

	Total Social Flow			1,750,000	750,000

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	7/10/02	3%	719,097	500,000	0.9%

Tech 2000, Inc. (Lumious) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2021.	11/16/18	0%	860,777	860,777	1.6%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value		Percent of Net Assets

Other Non-Control/Non-Affiliate Investments:

DataView, LLC(e) (Software)	Membership Interest.	10/1/98	5%	310,357		—	0.0%

UStec/Wi3 (e) (Manufacturing)	Common stock.	12/17/98	<1%	100,500		—	0.0%

Subtotal Non-Control/Non-Affiliate Investments				$25,584,017		$24,869,357

Affiliate Investments – 22.7% of net assets(k)

BeetNPath, LLC (Grainful)(e)(g)(m) Ithaca, NY. Frozen entrées made from 100% whole grain steel cut oats under Grainful brand name. (Consumer Product) www.grainful.com	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8% due December 21, 2019.	10/20/14	9%	$359,000 261,277 262,627	$	— — —	0.0%

	Total BeetNPath			882,904		—

Carolina Skiff LLC(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000		1,750,000	3.3%

ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000		200,000	0.4%

Filterworks Acquisition USA, LLC(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.filterworksusa.com	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023. 562.5 Class A Units.	11/8/19	9%	2,302,653 562,500		2,302,653 562,500	5.3%

	Total Filterworks			2,865,153		2,865,153

Genicon, Inc.(e)(g)(l) Winter Park, FL. Designs, produces and distributes patented surgical instrumentation. (Health Care) www.geniconendo.com	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10% due June 12, 2022, (10% PIK). $250,000 Promissory Note at 10% due June 12, 2021 (10% PIK). Warrants for Common.	4/10/15	6%	1,000,000 3,727,573 262,184 120,000		— 500,000 250,000 —	1.4%

	Total Genicon			5,109,757		750,000

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12	7%	750,000 479,155		750,000 479,155	2.3%

	Total Knoa			1,229,155		1,229,155

Mezmeriz, Inc.(e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	1/9/08	12%	742,850		—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

New Monarch Machine Tool, Inc.(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	9/24/03	15%	22,841	22,841	0.0%

OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	12/31/14	8%	752,712	300,000	0.6%

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A-1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C-1 Convertible Preferred. 147,059 Series D Convertible Preferred.	7/12/13	6%	1,500,000 504,710 250,000 175,000 399,274 250,000	— — 250,000 175,000 399,274 250,000	2.0%

	Total SciAps			3,078,984	1,074,274

Teleservices Solutions Holdings, LLC(e) (g)(l) Montvale, NJ. Customer contact center specializing in customer acquisition and retention for selected industries. (Contact Center) www.ipacesetters.com	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units. PIK dividend for Series C and D at 12% and 14%, respectively.	5/30/14	6%	250,000 1,190,680 91,200 104,198	— — — —	0.0%

	Total Teleservices			1,636,078	—

Tilson Technology Management, Inc.(g)(h) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 211,567 SQF Hold Co. Common.	1/20/15	9%	600,000 200,000 800,000 500,012 —	1,950,000 347,604 1,140,360 500,012 22,036	7.4%

	Total Tilson			2,100,012	3,960,012

Other Affiliate Investments:
G-TEC Natural Gas Systems(e)(m) (Manufacturing)	Membership Interest.	8/31/99	17%	400,000	—	0.0%

Subtotal Affiliate Investments				$19,035,446	$12,151,435

TOTAL INVESTMENTS — 69%				$44,619,463	$37,020,792

OTHER ASSETS IN EXCESS OF LIABILITIES — 31%					16,607,724

NET ASSETS — 100%					$53,628,516

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2018 Fair Value		Gross Additions (1)		Gross Reductions (2)			December 31, 2019 Fair Value		Net Realized Gains (Losses)		Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:

Advantage 24/7 LLC	$140,000 Term Note at 7%.		$99,500		$—		($99,500)			$—		$40,500		$—

Gemcor II, LLC			—		—		—			—		39,893		—

	Total Control Investments		$99,500		$—		($99,500)			$—		$80,393		$—

Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8%.	$	— 261,277 262,627	$	— — —	$	— (261,277 (262,627	) )	$	— — —	$	— — —	$	— — —

	Total BeetNPath		523,904		—		(523,904)			—		—		—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.		1,750,000		—		—			1,750,000		—		76,914

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.		200,000		—		—			200,000		—		—

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%. 562.5 Class A Units.		— —		2,302,653 562,500		— —			2,302,653 562,500		— —		47,368 —

	Total Filterworks		—		2,865,153		—			2,865,153		—		47,368

First Wave Technologies, Inc.	670,443.2 Class A Common.		33,000		—		(33,000)			—		—		—

Genicon, Inc.	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10%. $250,000 Promissory Note at 10% Warrant for Common.		1,000,000 3,385,586 — 37,500		— 269,164 257,797 —		(1,000,000 (3,154,750 (7,797 (37,500	) ) ) )		— 500,000 250,000 —		— — — —		— 379,469 12,184 —

	Total Genicon		4,423,086		526,961		(4,200,047)			750,000		—		391,653

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.		—		—		—			—		—		—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.		750,000 479,155		— —		— —			750,000 479,155		— —		193,934 —

	Total Knoa		1,229,155		—		—			1,229,155		—		193,934

KnowledgeVision Systems, Inc.	200,000 Series A-1 Preferred. 214,285 Series A-2 Preferred. 129,033 Series A-3 Preferred. $75,000 Subordinated Promissory Notes at 8%. $900,000 Term Note at 13%. Warrant for 46,743 Series A-3.		165,001 75,000 750,000 35,000		— — 150,000 —		— — (165,001 (75,000 (900,000 (35,000	) ) ) )		— — — — — —		— — — — — —		— — — 22,000 98,142 —

	Total KnowledgeVision		1,025,001		150,000		(1,175,001)			—		—		120,142

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.		351,477		—		(351,477)			—		—		—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 12% (1% PIK). 15% Class A Common Membership Interest.		1,933,353 610,000		14,536 —		(1,947,889 (610,000	) )		— —		— 1,510,000		232,874 —

	Total Microcision		2,543,353		14,536		(2,557,889)			—		1,510,000		232,874

New Monarch Machine Tool, Inc.	22.84 Common.		22,841		—		—			22,841		—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2019 (Continued)

Company	Type of Investment	December 31, 2018 Fair Value	Gross Additions (1)	Gross Reductions (2)		December 31, 2019 Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—		300,000	—	—

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

		700,000 250,000 250,000 175,000 399,274 250,000	— — — — — —	(700,000 (250,000 — — — —	) )	— — 250,000 175,000 399,274 250,000	— — — — — —	— — — — — —

	Total SciAps	2,024,274	—	(950,000)		1,074,274	—	—

SOMS Technologies, LLC	5,959,490 Series B membership Interests.	—	—	—		—	(472,632)	—

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. 104,198 Class E Preferred Units.	— — — —	— — — —	— — — —		— — — —	— — — —	— — — —

	Total Teleservices	—	—	—		—	—	—

Tilson Technology Management, Inc.

120,000 Series B Preferred.

21,391 Series C Preferred.

70,176 Series D Preferred.

15,385 Series E Preferred.

211,567 SQF Hold Co. Common.

$200,000 Subordinated Promissory Note at 8%.

$800,000 Subordinated Promissory Note at 8%.

		600,000 200,000 800,000 — — 200,000 800,000	1,350,000 147,604 340,360 500,012 22,036 — —	— — — — (200,000 (800,000	) )	1,950,000 347,604 1,140,360 500,012 22,036 — —	— — — — — — —	49,958 — — — 47,332 11,835

	Total Tilson	2,600,000	2,360,012	(1,000,000)		3,960,012	—	109,125

	Total Affiliate Investments	$17,026,091	$5,916,662	($10,791,318)		$12,151,435	$1,037,368	$1,172,010

	Total Control and Affiliate Investments	$17,125,591	$5,916,662	($10,890,818)		$12,151,435	$1,117,761	$1,172,010

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2020, 2019, 2018, 2017 and 2016

The following is a schedule of financial highlights for the years ended:

	2020	2019	2018	2017	2016
Per Share Data:
Income from investment operations (1):
Investment income	$1.20	$1.67	$3.00	$2.07	$1.47
Expenses	0.76	1.70	3.12	2.86	4.84

Investment income (loss) before income taxes	0.44	(0.03)	(0.12)	(0.79)	(3.37)
Income tax (benefit) expense	(0.24)	0.03	(0.02)	(0.76)	(1.16)

Net investment income (loss)	0.68	(0.06)	(0.10)	(0.03)	(2.21)
Net realized and unrealized (loss) gain on investments	(0.39)	(1.35)	(0.46)	(0.98)	0.50

Increase (decrease) in net assets from operations	0.29	(1.41)	(0.56)	(1.01)	(1.71)

Purchase of treasury shares	(0.03)	0.00	0.00	0.00	0.03
Payment of cash dividend	(3.17)	0.00	0.00	0.00	0.00
Effect of the stock dividend	(12.16)	0.00	0.00	0.00	0.00
Dilutive effect of issuance of common stock	0.00	(10.54)	0.00	0.00	0.00

(Decrease) increase in net assets	(15.07)	(11.95)	(0.56)	(1.01)	(1.74)

Net asset value, beginning of year	32.93	44.88	45.44	46.45	48.19

Net asset value, end of year	$17.86	$32.93	$44.88	$45.44	$46.45

Per share market value, end of year	$17.60	$24.12	$22.50	$27.18	$28.44

Total return based on market value	(27.03%)	7.20%	(17.22%)	(4.43%)	(16.18%)
Total return based on net asset value	(14.03%)	(14.11%)	(1.24%)	(2.18%)	(3.62%)
Supplemental Data:
Ratio of expenses before income taxes to average net assets	3.96%	7.70%	6.92%	6.23%	10.23%
Ratio of expenses including taxes to average net assets	7.89%	6.00%	5.73%	6.29%	8.48%
Ratio of net investment income (loss) to average net assets	3.52%	(0.24%)	(0.22%)	(0.06%)	(3.62%)
Portfolio turnover	29.4%	8.8%	7.4%	18.1%	18.4%
Net assets end of year	$46,104,830	$53,628,516	$31,524,187	$31,918,685	$32,629,363

(1)	Per share data are based on shares outstanding and results are rounded.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Rand Capital Corporation (“Rand”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”). In 2001, Rand elected to be treated as a business development company (“BDC”) under the 1940 Act. In 2002, Rand formed a wholly owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act.

In November 2019, Rand completed (the “Closing”) a stock sale transaction with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM, Rand’s shareholders were asked to approve a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the completion of the Transaction, Rand is shifting to an investment strategy focused on higher yielding debt investments and intends to elect U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of estimated taxable income for 2020.

In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. In December 2019, Rand formed Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand SBIC, Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp. and Rand GTEC Holdings Corp., (collectively, the “Corporation”).

Principles of Consolidation – The consolidated financial statements include the accounts of Rand and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments – The carrying amounts reported in the consolidated statement of financial position of cash and cash equivalents, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Fair Value of SBA Debentures – In September 2020, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 1.034%, excluding a mandatory SBA annual charge estimated to be 0.275%, resulting in a total estimated ten-year fixed rate of 1.309%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Investments – Investments are valued at fair value as determined in good faith by RCM and approved by Rand’s Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if RCM’s assumptions and judgments differ from results of actual liquidation events. (See Note 2 “Investments.”)

Qualifying Assets – The Corporation’s portfolio of investments includes both qualifying and non-qualifying assets. A majority of the Corporation’s investments represent qualifying investments in privately held businesses, principally based in the United States, and represent qualifying assets as defined by section 55(a) of the 1940 Act. The non-qualifying assets generally include investments in other publicly held BDC investment companies.

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

The following investment is on non-accrual status: a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance.

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

Revenue Recognition – Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a financing and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $29,188, $69,252, and $41,872 for the years ended December 31, 2020, 2019 and 2018, respectively, and is estimated to be approximately $44,000 in 2021, $41,000 in 2022 and $27,000 in 2023. The board fees were $0, $1,000, and $2,000 for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, the Corporation recorded non-recurring fees of approximately $96,000 that represented prepayment fees. During the year ended December 31, 2019, the Corporation recorded non-recurring fees in the amount of $387,500 that represented closing and incentive fees and a change of control fee. During the year ended December 31, 2018, the Corporation recorded a debt modification fee of approximately $142,000.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Original Issue Discount  – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $47,801, $40,767, and $39,653 in OID income for the years ended December 31, 2020, 2019 and 2018, respectively. OID income is estimated to be approximately $37,000 for 2021.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 5 “SBA Debenture Obligations”), will be amortized ratably over the terms of the SBA debentures. Amortization expense was approximately $37,700, $37,000, and $27,400 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense on currently outstanding debentures for the next five years is estimated to average $23,000 per year.

Net Assets Per Share – Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information – Income taxes refunded during the years ended December 31, 2020, 2019 and 2018 amounted to $121,277, $728,523, and $26,448, respectively. Interest paid during the years ended December 31, 2020, 2019 and 2018 was $380,124, $339,605, and $282,875, respectively. During 2020, 2019 and 2018, the Corporation converted $361,662, $595,286, and $609,817, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. Management does not anticipate non-performance by the banks.

As of December 31, 2020, 50% of the Corporation’s total investment value was held in debt and equity securities of five portfolio companies. As of December 31, 2019, 54% of the Corporation’s total investment value was held in debt and equity securities in five portfolio companies.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	12%
Caitec Acquisition, Inc. (Caitec)	10%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Science and Medicine Group, Inc. (SMG Group)	5%

December 31, 2019
ACV Auctions, Inc. (ACV)	18%
AIKG, LLC (Andretti)	12%
Tilson Technology Management, Inc. (Tilson)	11%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Outmatch (Outmatch)	6%

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

SBA Debenture – The Corporation had $11,000,000 in outstanding SBA debentures at both December 31, 2020 and December 31, 2019, respectively, with a weighted average interest rate of 3.45% as of December 31, 2020. The $11,000,000 in outstanding SBA debentures matures from 2022 through 2029.

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

Loan investments are defined as traditional loan financings with no equity features. Debt investments are defined as debt financings that include one or more equity features such as Payment in Kind (“PIK”) feature, conversion rights, stock purchase warrants, and/or stock purchase options. A financing may also be categorized as a debt financing if it is accompanied by the direct purchase of an equity interest in the company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2020, 8% of the Corporation’s investments were Level 1 investments and 92% were Level 3 investments. There were no Level 2 investments at December 31, 2020. There were no Level 1 or 2 investments as of December 31, 2019.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value may also be determined based on other criteria where appropriate.    Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, the Corporation generally relies on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing the Corporation to depart from this basis.

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2020:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$1,026,219-	$9,990,815	$11,517,034
Non-Control/Non-Affiliate Loan and Debt	2,897,344	2,378,316	602,569	5,465,702	11,343,931

Total Non-Control/ Non-Affiliate	$2,897,344	$2,878,316	$1,628,788	$15,456,517	$22,860,965

Affiliate Equity	$2,062,500	$22,841	$1,474,015	$5,105,015	$8,664,371
Affiliate Loan and Debt	2,349,831	—	—	2,876,997	5,226,828

Total Affiliate	$4,412,331	$22,841	$1,474,015	$7,982,012	$13,891,199

Total Level 3 Investments	$7,309,675	$2,901,157	$3,102,803	$23,438,529	$36,752,164

Range	5 -5.5X	1X	1X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.3X	1X	2.6X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2020:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$6,771,394	$—	$—	$6,771,394
Debt investments	9,799,365	—	—	9,799,365
Equity investments	23,477,742	3,296,337	—	20,181,405

Total	$40,048,501	$3,296,337	$—	$36,752,164

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Realized gains (losses) included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	—	—	36,877
BeetNPath, LLC (Beetnpath)	—	(262,627)	(620,277)	(882,904)
DataView, LLC (Dataview)	—	—	(310,357)	(310,357)
Genicon, Inc. (Genicon)	—	(4,005,561)	(1,120,000)	(5,125,561)
G-TEC Natural Gas Systems (G-tec)	—	—	(400,000)	(400,000)
Microcision LLC (Microcision)	—	116,991	—	116,991
Outmatch Holdings, LLC (Outmatch)	—	—	2,318,253	2,318,253
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(1,636,078)	(1,636,078)
USTec/Wi3 (Ustec)	—	—	(100,500)	(100,500)

Total Realized Gains (Losses)	36,877	(4,151,197)	(1,868,959)	(5,983,279)
Unrealized gains (losses) included in net change in net assets from operations:
Beetnpath	—	262,627	620,277	882,904
Carolina Skiff LLC (Carolina Skiff)	—	—	(250,000)	(250,000)
Centivo Corporation (Centivo)	—	—	584,832	584,832
Dataview	—	—	310,357	310,357
Genicon	—	3,239,757	1,120,000	4,359,757
G-tec	—	—	400,000	400,000
Knoa Software, Inc. (Knoa)	—	—	(205,140)	(205,140)
Microcision	—	—	(15,000)	(15,000)
SciAps, Inc. (Sciaps)	—	—	(869,274)	(869,274)
SocialFlow, Inc. (Socialflow)	—	—	(426,513)	(426,513)
Teleservices	—	—	1,636,078	1,636,078
Ustec	—	—	100,500	100,500

Total Unrealized Gains (Losses)	—	3,502,384	3,006,117	6,508,501
Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	—	177,574	—	177,574
Caitec Acquisition, Inc.	3,510,702	—	300,000	3,810,702
Centivo		—	500,000	500,000
Filterworks Acquisition USA, LLC	—	47,178	—	47,178
Genicon	—	15,804	—	15,804
GoNoodle, Inc. (GoNoodle)	—	15,081	—	15,081
HDI Acquisition LLC (Hilton Displays)	—	25,601	—	25,601
Mattison Avenue Holdings LLC (Mattison)	—	85,526	—	85,526
Microcision	—	(88,003)	110,000	21,997
SciAps, Inc. (Sciaps)	—	1,465,000	45,000	1,510,000
Science and Medicine Group, Inc. (SMG)	1,900,000	—	—	1,900,000
Tilson Technology Management, Inc. (Tilson)	—	—	750,003	750,003

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Total Purchases of Securities/Changes to Securities/Non-cash conversions	5,410,702	1,743,761	1,705,003	8,859,466
Repayments and Sale of Securities:
Advantage 24/7	(46,877)	—	—	(46,877)
Andretti	—	(4,575,699)	—	(4,575,699)
Microcision LLC (Microcision)	—	(116,991)	—	(116,991)
Open Exchange, Inc. (Open Exchange)	(450,000)	—	—	(450,000)
Outmatch Holdings, LLC (Outmatch)	—	—	(4,463,749)	(4,463,749)

Total Repayments and Sale of Securities	(496,877)	(4,692,690)	(4,463,749)	(9,653,316)
Transfers within Level 3	250,000	(250,000)	—	—

Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164

Change in unrealized depreciation on investments for the period included in changes in net assets				$6,926,859
Net realized (loss) on investments for the period included in changes in net assets				($5,983,279)

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2019:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$1,452,732	$2,645,496	$8,605,983	$12,704,211
Non-Control/Non-Affiliate Loan and Debt	500,000	2,363,235	602,569	8,699,342	12,165,146

Total Non-Control/ Non-Affiliate	$500,000	$3,815,967	$3,248,065	$17,305,325	$24,869,357

Affiliate Equity	$1,750,000	$22,841	$2,503,429	$4,822,512	$9,098,782
Affiliate Loan and Debt	—	750,000	—	2,302,653	3,052,653

Total Affiliate	$1,750,000	$772,841	$2,503,429	$7,125,165	$12,151,435

Total Level 3 Investments	$2,250,000	$4,588,808	$5,751,494	$24,430,490	$37,020,792

Range	4.5X-5.0XX	1X	1X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	4.6X	1X	3.1X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2019:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,570,692	$—	$—	$1,570,692
Debt investments	13,647,107	—	—	13,647,107
Equity investments	21,802,993	—	—	21,802,993

Total	$37,020,792	$—	$—	$37,020,792

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2019:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2018, of Level 3 Assets	$4,935,777	$9,397,979	$20,333,048	$34,666,804
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	—	—	40,500	40,500
Gemcor II LLC (Gemcor)	—	—	39,893	39,893
Microcision LLC (Microcision)	—	—	1,510,000	1,510,000
SOMS Technologies, LLC (SOMS)	—	—	(472,632)	(472,632)

Total Realized Gains	—	—	1,117,761	1,117,761
Total Change in Unrealized Depreciation included in net change in net assets from operations:
ACV Auctions, Inc. (ACV)	—	—	3,754,908	3,754,908
BeetNPath, LLC (Beetnpath)	—	(262,627)	(261,277)	(523,904)
Empire Genomics, LLC (Empire Genomics)	—	(249,661)	—	(249,661)
Genicon, Inc. (Genicon)	—	(3,239,757)	(1,037,500)	(4,277,257)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	(200,000)	—	(200,000)
Mezmeriz, Inc. (Mezmeriz)	—	—	(351,477)	(351,477)
Microcision	—	—	(610,000)	(610,000)
Open Exchange, Inc. (formerly KnowledgeVision
Systems, Inc. (Open Exchange)	—	—	(200,001)	(200,001)
PostProcess Technologies, Inc. (Post Process)	—	—	122,728	122,728
Rheonix, Inc. (Rheonix)	—	—	(1,500,000)	(1,500,000)
SciAps, Inc. (Sciaps)	—	—	(950,000)	(950,000)
SocialFlow, Inc. (Socialflow)	—	—	(1,321,300)	(1,321,300)
SOMS	—	—	472,632	472,632
Tilson Technology Management, Inc. (Tilson)	—	—	1,860,000	1,860,000

Total Change in Unrealized Depreciation	—	(3,952,045)	(21,287)	(3,973,332)
Purchases and additions of Securities/Changes to Securities/Non-cash conversions:
Advantage 24/7	140,000	—	—	140,000
AIKG LLC (Andretti) *	—	4,398,125	—	4,398,125
Empire Genomics	—	75,481	—	75,481
Filterworks Acquisition USA, LLC *	—	2,302,653	562,500	2,865,153
Genicon	—	604,172	—	604,172

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
GoNoodle, Inc. (GoNoodle)	—	1,511,177	38	1,511,215
HDI Acquisition LLC (Hilton Displays) *	—	1,249,539	—	1,249,539
Mattison Avenue Holdings LLC (Mattison) *	—	1,036,678	—	1,036,678
Microcision LLC (Microcision)	—	19,405	—	19,405
Open Exchange	150,000	—	126,939	276,939
Post Process	—	—	48,875	48,875
Tech 2000, Inc. (Lumious)	—	250,000	—	250,000
Tilson	—	—	500,012	500,012

Total Purchases and additions of Securities/Changes to Securities/Non-cash conversions	290,000	11,447,230	1,238,364	12,975,594
Repayments and Sale of Securities:
Advantage 24/7	(75,000)	—	(140,000)	(215,000)
eHealth Global Technologies, Inc. (eHealth)	(3,500,000)	—	—	(3,500,000)
Gemcor	—	—	(39,893)	(39,893)
GoNoodle	—	(1,048,382)	—	(1,048,382)
Microcision	—	(452,760)	(1,510,000)	(1,962,760)
Tilson	—	(1,000,000)	—	(1,000,000)

Total Repayments and Sale of Securities	(3,575,000)	(2,501,142)	(1,689,893)	(7,766,035)
Transfers within Level 3	(80,085)	(744,915)	825,000	—

Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792

*	The investment in these portfolio companies was acquired as part of the East purchase of the Corporation’s common shares in November 2019.

Change in unrealized depreciation on investments for the period included in changes in net assets	($3,973,332)

Net realized gain on investments for the period included in changes in net assets	$1,117,761

NOTE 3. – OTHER ASSETS

Other assets was comprised of the following at December 31:

	2020	2019
Dividend receivable	$65,700	$256,542
Prepaid expenses	8,400	8,290
Operating receivables	—	546

Total other assets	$74,100	$265,378

NOTE 4. – INCOME TAXES

The Corporation intends to elect to be treated for income tax purposes as a RIC for the 2020 tax year under Subchapter M of the Code. As a result, the Corporation will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributes to its stockholders as dividends. The Corporation must distribute substantially all of its respective investment company taxable income each tax year as dividends to its stockholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the year ended December 31, 2020.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including the offset of net operating losses against short-term gains and nondeductible meals and entertainment, have no impact on net assets.

The following differences were reclassified for tax purposes for the year ended December 31, 20201:

Increase (decrease) in capital in excess of par value	($2,421,682)
Increase (decrease) in total distributable earnings (losses)	$2,421,682

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2020:

Net increase in net assets resulting from operations	$743,766
Net change in unrealized depreciation on investments	(4,970,917)
Net change in deferred tax liability	(60,620)
GAAP versus tax basis consolidation of subsidiaries	4,864,442
Distribution from Rand SBIC subsidiary	2,547,500
Other permanent book income and tax income differences	(13,833)
Temporary book income and tax income differences	402,042

Taxable income[2]	$3,512,380

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the year ended December 31, 2020 was as follows:

Ordinary income	$24,806,704
Long-term capital gains	2,412,046

Total	$27,218,750

The determination of the tax attributes of the Corporation’s distributions is made annually as of the end of the Corporation’s fiscal year based upon the Corporation’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

[1]

The Corporation’s permanent book-to-tax reclassifications for 2020 are an estimate and will not be finalized until the Corporation files its 2020 federal income tax returns in 2021. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

[2]

The Corporation’s taxable income for 2020 is an estimate and will not be finalized until the Corporation files its 2020 federal income tax returns in 2021. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2020 and carried forward for distribution in 2021 may be different than this estimate.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the year ended December 31, 2020 were as follows:

Undistributed ordinary income – tax basis	$78,263
Undistributed realized gains – tax basis	0
Net change in unrealized appreciation on investments	570,448
GAAP vs tax basis consolidation of subsidiaries	(4,864,442)
Other temporary differences	(402,042)

Total accumulated earnings – book basis	($4,617,773)

The differences between components of distributable earnings on a tax basis and the amounts reflected in the consolidated statement of changes in net assets are primarily due to temporary book-tax differences that will reverse in subsequent periods.

As of December 31, 2020, the Corporation had a deferred tax liability of $121,141 pertaining to the unrealized appreciation on investments held by Taxable Subsidiaries.

Income Taxes on Blocker Corporations

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset (liability) at December 31, 2020 and 2019 are approximately as follows:

	2020	2019
Operations	$0	($175,383)
Investments	(140,789)	1,340,693
NOL & tax credit carryforwards	31,789	112,843
Valuation allowance	(12,141)	(73,955)

Deferred tax (liability)asset, net	($121,141)	$1,204,198

The major temporary differences cited above include differences in the book and tax bases of the Corporation’s portfolio company investments, as well as unrealized gains and losses on corporate investments that will be taxed when realized in future years. The Corporation assesses the recoverability of its deferred tax assets annually to determine if a valuation allowance is necessary. In performing this assessment, it considers estimated future taxable income and ongoing tax planning strategies. Based on this assessment, it was determined that a valuation allowance was necessary against the deferred tax asset relating to federal and state net operating loss carryforwards (NOL) in one of the blocker corporations.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2020	2019	2018
Current:
Federal	($2,743)	$55,677	($411,509)
State	5,159	11,402	8,400

	2,416	67,079	(403,109)

Deferred:
Federal	1,234,069	(633,735)	110,426
State	91,270	(45,265)	(83,761)

	1,325,339	(679,000)	26,665

Total	1,327,755	($611,921)	($376,444)

A reconciliation of the (benefit) expense for income taxes at the federal statutory rate to the expense reported is as follows:

	2020	2019	2018
Net investment gain (loss) gain, realized (loss) gain and unrealized gain (loss) before income taxes	$2,071,521	($2,901,591)	($770,942)

Expected tax benefit at statutory rate	$435,019	($609,334)	($161,898)
State - net of federal effect	76,179	(27,920)	(57,110)
Pass-through expense (benefit) from portfolio investment	—	20,251	24,075
Dividend received deduction	—	(10,491)	(13,946)
Tax Effect of change to RIC	1,335,251	—	—
Valuation allowance	12,141	—	—
Tax benefit of RIC status	(417,780)	—	—
Carryback benefit from tax law change	(90,141)	—	—
Federal Act Rate Change	—	—	(164,395)
Other	(22,914)	15,573	(3,170)

Total	$1,327,755	($611,921)	($376,444)

At December 31, 2020 and 2019, the Corporation had $133,519 and $0, respectively, of federal net operating loss carryforwards and no capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $133,519 and $995,747 at December 31, 2020 and 2019, respectively. The related deferred tax asset has a valuation allowance of $12,141 at December 31, 2020 for federal and state purposes which is more likely than not to not be realized and $74,000 at December 31, 2019 on certain state net operating loss carryforwards, which is more likely than not to not be realized. Other than the $133,519 reported for December 31,2020, all state net operating losses were forfeited with the change to a RIC. For state tax purposes the Corporation has a Georgia Employer’s Jobs Tax Credit carryforward of $0 and $45,411 at December 31, 2020 and 2019, respectively. This credit carryforward was forfeited with the change to a RIC.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through 2020.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2020, 2019 and 2018 were de minimis and no amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2020, 2019, and 2018.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

At December 31, 2020 and 2019, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $11,000,000. The weighted average interest rate, including the SBA annual fee, at December 31, 2020 was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10-year maturity date. As of December 31, 2020, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at December 31, 2020 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000

Total Outstanding	$11,000,000

The Corporation is required to prepay a SBA commitment fee equal to 1% of the face amount of the SBA leverage reserved as a partial prepayment of the SBA’s nonrefundable 3% leverage draw fees. The Corporation paid $54,562 in leverage fees to the SBA during the year ended December 31, 2019 related to the drawdown of $2,250,000 in SBA leverage. There was no leverage, or leverage fees paid to the SBA during the year ended December 31, 2020.

Rand SBIC has consented to the exercise by the SBA of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require, which may include an automatic consent to the appointment of SBA or its designee as receiver under section 311(c) of the Act.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction from the related debt liability.

	December 31, 2020	December 31, 2019
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(175,413)	(213,087)

Debentures guaranteed by the SBA, net	$10,824,587	$10,786,913

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2020 and 2019, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2020, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2021. This new share repurchase plan supplanted and replaced the share repurchase authorization that was previously approved by the Board of Directors in October 2019. Prior to the April 22, 2020 new share repurchase plan, in October 2019 the Board of Directors extended the repurchase authorization of up to 1,541,046 shares of the Common Stock on the open market at prices no greater than the then current net asset value. The Corporation purchased 6,631 shares of common stock for the treasury at a total cost of $76,729 during the year ended December 31, 2020. No shares of common stock were repurchased during the year ended December 31, 2019.

The Corporation paid a special dividend to shareholders, as a means to distribute all of the Corporation’s accumulated earnings and profits from inception to 2019, in May 2020, in preparation for the Corporation’s intended RIC election. The Corporation’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock representing the special dividend were distributed on May 11, 2020 to shareholders.

In addition, the Corporation’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of Rand’s estimated taxable income for 2020.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2019	$686,304	$10,581,789	($1,469,105)	$21,726,199	$31,524,187
Issuance of common stock, net	833,333	23,560,666	—	—	24,393,999
Net decrease in net assets from operations	—	—	—	(2,289,670)	(2,289,670)

December 31, 2019	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516

January 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516
Dividend declaration	864,910	18,163,117	—	(27,218,750)	(8,190,723)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(2,421,682)	—	2,421,682	—
Purchase of treasury shares	—	—	(76,729)	—	(76,729)
Net increase in net assets from operations	—	—	—	743,766	743,766

December 31, 2020	$2,384,547	$49,883,890	($1,545,834)	($4,617,773)	$46,104,830

NOTE 7. – EMPLOYEE BENEFIT PLANS

Prior to the completion of the transaction, the Corporation had a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provided a base contribution of 1% for eligible employees and also provided up to 5% matching contributions. The Corporation’s contributions to the 401K Plan amounted to $45,077 and $45,990 for the years ended December 31, 2019 and 2018, respectively. Effective November 8, 2019, the Corporation entered into the Prior Investment Management Agreement and the Prior Administration Agreement with Rand Capital Management, LLC (“RCM”) and, all employees transferred to RCM as of this date. As a result, RCM assumed the obligations for the 401K Plan expenses on a going forward basis as all employees are now employees of RCM.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2020 or 2019.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect on the Corporation’s consolidated financial statements to be immaterial.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2020
Investment income	$1,055,680	$736,868	$674,545	$635,826
Net (decrease) increase in net assets from operations	($372,465)	$262,523	$423,571	$430,137
Basic and diluted net (decrease) increase in net assets from operations per weighted share outstanding	($0.14)	$0.10	$0.20	$0.26
2019
Investment income	$984,925	$437,355	$583,046	$719,370
Net increase (decrease) in net assets from operations	$1,481,352	($2,878,888)	($1,347,549)	$455,415
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding **	$1.19	($4.10)	($1.92)	$0.65

**	Prior year weighted average shares outstanding adjusted for the 1 for 9 stock reverse split in May 2020

NOTE 10. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2020	2019	2018
Balance at beginning of year	($166,413)	($161,000)	($161,000)
Provision for losses	—	(5,413)	—
Write offs/Recoveries	151,413	—	—

Balance at end of year	($15,000)	($166,413)	($161,000)

NOTE 11. – RELATED PARTY TRANSACTIONS

Investment Management Agreement

Effective with the Closing, RCM, a registered investment adviser, has been retained by the Corporation as its external investment adviser and administrator. Under the terms of the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the years ended December 31, 2020 and 2019, the Base Management Fees earned by RCM were $589,519 and $85,483, respectively. As of December 31, 2020, and 2019, the Corporation had $155,318 and $49,359, respectively, payable for the Base Management Fees on its Consolidated Statements of Financial Position. In addition, at December 31, 2020 and 2019, the Corporation had $1,681 and $1,205, respectively, payable to RCM for the expenses associated with the Administration Agreement.

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Income Based Fee paid to RCM for any calendar quarter that begins more than two years and three months after the effective date of the Prior Investment Management Agreement shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the lesser of (1) the number of quarters immediately preceding such calendar quarter that began more than two years after the effective date of the Prior Investment Management Agreement or (2) the eleven calendar quarters immediately preceding such calendar quarter.

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we pay no Income Based Fee to RCM for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an Income Based Fee to RCM equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period and (2) aggregate capital gains, whether realized or unrealized, in such period.

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security-by-security basis, and shall become payable to the Adviser only if, as, when and to the extent cash is received by us in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed by us in connection with a write-down, write-off, impairment, or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. Subsequent payments of Accrued Unpaid Income Based Fees that are deferred shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

For the years ended December 31, 2020 and 2019, there were no Income Based Fees earned under the Investment Management Agreement.

The second part of the Incentive Fee is the “Capital Gains Fee”. This fee will be determined and payable in arrears as of the end of each calendar year, commencing with the calendar year ended on December 31, 2019. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the cumulative aggregate realized capital gains, in each case calculated from the effective date of the Prior Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

For purposes of the Capital Gains Fee:

•

The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Corporations portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•

The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the portfolio as of the applicable Capital Gains Fee calculation date and (b) the accreted or amortized cost basis of such investment.

As of December 31, 2020, and 2019, there were no Capital Gains Fees earned or payable to RCM under the Investment Management Agreement because unrealized losses on the portfolio exceed realized gains. If the entire portfolio were to be liquidated as of December 31, 2020, there would be a capital gain incentive fee liability of approximately $566,000 based on those values. However, given the unlikely and remote nature of such a transaction, the amount has not been recorded.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2020, and 2019, the Corporation recorded $1,681 and $1,205, respectively, in accrued expenses and other liabilities on its Consolidated Statement of Financial Position for reimbursement of expenses owed to RCM under the Administration Agreement.

NOTE 12. – SUBSEQUENT EVENT

Subsequent to year end, on February 25, 2021, Rand’s Board of Directors declared a quarterly cash dividend of $0.10 per share. The cash dividend will be paid on or about March 29, 2021 to shareholders of record as of March 15, 2021.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED LOSS

For the Year Ended December 31, 2020

	Cost Increase (Decrease)	Realized (Loss) Gain
New investments:
Caitec Acquisition, Inc.	$3,800,000	$—
Science and Medicine Group, Inc.	1,900,000	—
SciAps, Inc.	1,500,000	—
Tilson Technology Management, Inc.	750,003	—
Centivo Corporation	500,000	—
Golub Capital BDC, Inc.	403,910	—
TCG BDC, Inc.	376,996	—
PennantPark Investment Corporation	370,130	—
Apollo Investment Corporation	364,084	—
Owl Rock Capital Corporation	347,067	—
Ares Capital Corporation	343,460	—
FS KKR Capital Corp.	338,980	—
Barings BDC, Inc.	333,352	—

Total of new investments	11,327,982
Other changes to investments:
AIKG LLC (Andretti) interest conversion	177,574	—
Mattison Avenue Holdings LLC interest conversion	85,526	—
Filterworks Acquisition USA LLC interest conversion	47,178	—
HDI Acquisition LLC (Hilton Displays) interest conversion	25,601	—
Microcision LLC (Microcision) OID amortization	21,997	—
Genicon, Inc. OID amortization	15,804	—
GoNoodle, Inc. interest conversion	15,082	—
Caitec Acquisition, Inc. interest conversion	10,701	—
SciAps, Inc. OID amortization	10,000	—

Total of other changes to investments	409,463	—
Investments repaid, sold or liquidated:
AIKG LLC (Andretti) loan repayment	(4,575,699)	—
Genicon, Inc. liquidation	(5,125,561)	(5,125,561)
OutMatch Holdings, LLC investment sold	(2,145,496)	2,318,253
Teleservices Solutions Holdings, LLC portfolio liquidation	(1,636,078)	(1,636,078)
Open Exchange, Inc. loan repayment	(450,000)	—
G-TEC Natural Gas Systems portfolio liquidation	(400,000)	(400,000)
DataView, LLC portfolio liquidation	(310,357)	(310,357)
BeetNPath, LLC liquidation	(882,904)	(882,904)
UStec/Wi3 portfolio liquidation	(100,500)	(100,500)
Advantage 24/7 LLC loan repayment & realized gain	(10,000)	36,877
Microcision LLC realized gain	—	116,991

Total of investments repaid, sold or liquidated	(15,636,595)	(5,983,279)

Net change in investments, at cost	($3,899,150)	($5,983,279)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements, and the financial highlights schedule for each of the five years in the period ended December 31, 2020 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2020 and 2019, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized loss for the year ended December 31, 2020 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2020 is fairly stated, in all material respects, in relation to the financial statements as a whole.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2020, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $36,752,164. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the fair value of the Corporation’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Corporation are highly judgmental, are sensitive to economic factors, and could have a significant effect on the fair value measurement of such investments.

Our audit procedures included, among others, obtaining an understanding and evaluated the design of controls over the Corporation’s investment valuation process, evaluating the Corporation’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Corporation in determining the fair value of the Corporation’s Level 3 investments, and testing the mathematical accuracy of the Corporation’s valuation calculations. For Level 3 investment, we reviewed the information considered by the Board of Directors relating to the Corporation’s determination of fair value. For a selection of the Corporation’s Level 3 investments, we independently developed fair value estimates and compared them to the Corporation’s estimates. We developed our independent fair value estimates by using the respective investments financial information, which we compared to underlying source documents provided to the Corporation by the investment, and available market information from third-party sources, such as market multiples. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Corporation’s year-end valuations.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Corporation’s auditor since 2003.

Buffalo, New York

March 8, 2021

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.     The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2020.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report on Form10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2021 Proxy Statement”).

Item 11.	Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2021 Proxy Statement under the heading “DIRECTOR COMPENSATION.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2021 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2021 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14.     Principal Accountant Fees and Services

Information concerning the Corporation’s independent auditors, the audit committee’s pre-approval policy for audit services and our principal accountant fees and services is contained in the Corporation’s 2021 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES”.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2020 and 2019

Consolidated Statements of Operations for the three years in the period ended December 31, 2020

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2020

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2020

Consolidated Schedule of Portfolio Investments as of December 31, 2020

Consolidated Schedule of Portfolio Investments as of December 31, 2019

Financial Highlights Schedule for the five years in the period ended December 31, 2020

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2020

Report of Independent Registered Public Accounting Firm

(2)	FINANCIAL STATEMENT SCHEDULES

The required financial statement Schedule II – Valuation and Qualifying Accounts has been omitted because the information required is included in the Notes to the consolidated financial statements.

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

(4.2)

Description of Securities of Rand Capital Corporation registered under Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.2 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 9, 2020.

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

(10.3)

Investment Advisory and Management Agreement, dated as of December 31, 2020, between Rand Capital Corporation and Rand Capital Management LLC, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on January 4, 2021.

(10.4)

Administration Agreement, dated as of December  31, 2020, between Rand Capital Corporation and Rand Capital Management LLC, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on January  4, 2021.

(10.5)

Shareholder Agreement, dated as of November  8, 2019, by and between Rand Capital Corporation and East Asset Management, LLC, incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(21.1)

Subsidiaries of Rand Capital Corporation, incorporated by reference to Exhibit 21.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 9, 2020.

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

Date: March 8, 2021	RAND CAPITAL CORPORATION

	By:	/s/ Allen F. Grum
Allen F. Grum, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Allen F. Grum Allen F. Grum / President	March 8, 2021

(ii) Principal Accounting & Financial Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Treasurer	March 8, 2021

(iii) Directors:

/s/ Benjamin E. Godley Benjamin E. Godley / Director	March 8, 2021

/s/ Allen F. Grum Allen F. Grum / Director	March 8, 2021

/s/ Adam S. Gusky Adam S. Gusky / Director	March 8, 2021

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 8, 2021

/s/ Robert M. Zak Robert M. Zak / Director	March 8, 2021