Form 10-Q
period 2021-03-31
RAND CAPITAL CORP
filed 2021-05-10
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 2,582,169 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS
Investments at fair value:
Affiliate investments (cost of $17,883,764 and $14,835,885 respectively)	$16,939,078	$13,891,199
Non- Control/Non-Affiliate investments (cost of $25,209,001 and $25,884,428, respectively)	35,368,907	26,157,302

Total investments, at fair value (cost of $43,092,765 and $40,720,313, respectively)	52,307,985	40,048,501
Cash and cash equivalents	14,912,362	20,365,415
Interest receivable (net of allowance of $15,000)	314,036	258,186
Prepaid income taxes	225,101	220,740
Other assets	209,672	74,100

Total assets	$67,969,156	$60,966,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,834,007	$10,824,587
Dividend payable	—	3,434,117
Accounts payable and accrued expenses	99,476	171,373
Due to investment adviser	175,609	156,999
Capital gains incentive fees payable	2,600,000	—
Deferred revenue	258,227	153,895
Deferred tax payable	124,633	121,141

Total liabilities	14,091,952	14,862,112
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,582,169	264,892	264,892
Capital in excess of par value	52,003,545	52,003,545
Treasury stock, at cost: 66,747 shares at 3/31/21 and 12/31/20	(1,545,834)	(1,545,834)
Total distributable earnings	3,154,601	(4,617,773)

Total stockholders’ equity (net assets) (per share – 3/31/21: $20.87, 12/31/20: $17.86)	53,877,204	46,104,830

Total liabilities and stockholders’ equity (net assets)	$67,969,156	$60,966,942

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Investment income:
Interest from portfolio companies:
Affiliate investments	$319,416	$138,846
Non-Control/Non-Affiliate investments	391,346	396,855

Total interest from portfolio companies	710,762	535,701

Interest from other investments:
Non-Control/Non-Affiliate investments	12,627	83,250

Total interest from other investments	12,627	83,250

Dividend and other investment income:
Affiliate investments	94,926	13,125
Non-Control/Non-Affiliate investments	151,743	—

Total dividend and other investment income	246,669	13,125

Fee income:
Affiliate investments	39,356	1,250
Non-Control/Non-Affiliate investments	6,978	2,500

Total fee income	46,334	3,750

Total investment income	1,016,392	635,826

Expenses:
Base management fee (see Note 8)	175,609	140,377
Capital gains incentive fees (see Note 8)	2,600,000	—
Interest on SBA obligations	104,190	104,190
Professional fees	160,133	179,119
Stockholders and office operating	71,422	51,545
Directors’ fees	36,500	28,375
Insurance	10,327	10,668
Corporate development	7,482	1,874
Other operating	—	358

Total expenses	3,165,663	516,506

Net investment (loss) income before income taxes	(2,149,271)	119,320
Income tax expense (benefit)	17,757	(419,101)

Net investment (loss) income	(2,167,028)	538,421

Net realized gain on sales and dispositions of investments:
Affiliate investments	135,430	—
Non-Control/Non-Affiliate investments	175,325	2,393,451

Net realized gain on sales and dispositions of investments	310,755	2,393,451
Net change in unrealized depreciation on investments:
Affiliate investments	—	(510,191)
Non-Control/Non-Affiliate investments	9,887,032	(218,132)

Change in unrealized depreciation before income taxes	9,887,032	(728,323)
Deferred income tax expense	—	1,773,412

Net change in unrealized appreciation (depreciation) on investments	9,887,032	(2,501,735)

Net realized and unrealized gain (loss) on investments	10,197,787	(108,284)

Net increase in net assets from operations	$8,030,759	$430,137

Weighted average shares outstanding	2,582,169	1,628,369
Basic and diluted net increase in net assets from operations per share	$3.11	$0.26

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net assets at beginning of period	$46,104,830	$53,628,516
Net investment (loss) income	(2,167,028)	538,421
Net realized gain on sales and dispositions of investments	310,755	2,393,451
Net change in unrealized appreciation (depreciation) on investments	9,887,032	(2,501,735)

Net increase in net assets from operations	8,030,759	430,137
Declaration of dividends	(258,385)	—

Net assets at end of period	$53,877,204	$54,058,653

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash flows from operating activities:
Net increase in net assets from operations	$8,030,759	$430,137
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(6,706,706)	(1,740,188)
Proceeds from sale of portfolio investments	1,057,489	4,538,947
Proceeds from loan repayments	3,735,430	—
Net realized gain on portfolio investments	(310,755)	(2,393,451)
Change in unrealized appreciation (depreciation) on investments before income taxes	(9,887,032)	728,323
Deferred income tax expense	3,492	1,431,820
Depreciation and amortization	9,419	9,418
Original issue discount amortization	(91,753)	(15,691)
Non-cash conversion of debenture interest	(56,157)	(71,425)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(55,850)	3,676
(Increase) decrease in other assets	(135,571)	136,104
(Increase) decrease in prepaid income taxes	(4,361)	303,380
Decrease in accounts payable and accrued expenses	(71,897)	(132,523)
Increase in due to investment adviser	18,610	140,402
Increase in capital gains incentive fees payable	2,600,000	—
Decrease in bonus payable	—	(80,000)
Increase (decrease) in deferred revenue	104,331	(3,746)

Total adjustments	(9,791,311)	2,855,046

Net cash (used in) provided by operating activities	(1,760,552)	3,285,183

Cash flows from financing activities:
Payment of cash dividend	(3,692,501)	—

Net cash used in financing activities	(3,692,501)	—

Net (decrease) increase in cash and cash equivalents	(5,453,053)	3,285,183
Cash and cash equivalents:
Beginning of period	20,365,415	25,815,720

End of period	$14,912,362	$29,100,903

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 65.7% of net assets: (j)

ACV Auctions, Inc. NASDAQ : ACVA (e)(g)(n)(o) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	590,580 Restricted Class B Common stock valued at $26.79 per share. Restricted until September 20, 2021.	8/12/16	<1%	$163,000	$15,819,670	29.4%

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	1/1/19	0%	55,000	55,000	0.1%

Ares Capital Corporation NASDAQ: ARCC (n) New York, NY. (BDC Investment Fund)	27,000 shares.	3/16/20	<1%	343,460	506,700	1.0%

Barings BDC, Inc. NYSE: BBDC (n) New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	399,467	0.7%

Caitec, Inc. Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units. (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. (g) 150 Class A Units. Total Caitec	11/6/20 11/6/20 11/6/20 11/6/20	2% 2%	1,764,143 150,000 1,764,142 150,000 3,828,285	1,764,143 150,000 1,764,142 150,000 3,828,285	7.1%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. 298,347 Series B Preferred. Total Centivo	3/19/18 3/19/18 11/9/20	<1%	200,000 101,342 500,000 801,342	320,042 566,132 500,000 1,386,174	2.6%

Empire Genomics, LLC (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% due February 28, 2021. $444,915 Promissory Note at 9% due February 28, 2021. Total Empire	6/13/14 10/1/18	0%	1,308,675 444,915 1,753,590	157,654 444,915 602,569	1.1%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%

FS KKR Capital Corp. NYSE: FSK (n) Philadelphia, PA. (BDC Investment Fund)	54,000 shares.	3/16/20	<1%	849,438	1,064,880	2.0%

GiveGab, Inc. (e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	1/14/15	4%	616,221	616,221	1.1%

Golub Capital BDC, Inc. NASDAQ: GBDC (n) New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	462,083	0.9%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

GoNoodle, Inc. (g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred. Total GoNoodle	11/1/19 3/1/15 11/1/19	<1%	1,521,333 25 38 1,521,396	1,521,333 25 38 1,521,396	2.8%

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,281,516	1,281,516	2.4%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.6%

Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%	1,127,815	1,127,815	2.1%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full-service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. Total Mercantile	10/22/12 6/30/14 10/22/12	4%	1,199,040 150,000 97,625 1,446,665	500,000 - - 500,000	0.9%

Open Exchange, Inc.(e) (g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common. Total Open Exchange	11/13/13 10/22/19	4%	1,193,697 208,243 1,401,940	543,283 108,656 651,939	1.2%

Owl Rock Capital Corporation NYSE:ORRC (n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	419,000	0.8%

PennantPark Investment Corporation NASDAQ: PNNT (n) New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,084,200	2.0%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	0.9%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09 12/12/13 10/24/09 9/29/15	4%	- 2,099,999 - 702,732 2,802,731	- - - 702,732 702,732	1.3%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000 1,750,000	92,425 138,637 92,425 323,487	0.6%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.9%

TCG BDC, Inc. NASDAQ: CGBD (n) New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,150,393	2.1%

Subtotal Non-Control/Non-Affiliate Investments				$25,209,001	$35,368,907

Affiliate Investments – 31.4% of net assets (k)

BMP Swanson Holdco, LLC (g) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%. Total BMP Swanson	3/4/21 3/4/21	9%	$1,600,000 233,333 1,833,333	$1,600,000 233,333 1,833,333	3.4%

Carolina Skiff LLC (g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,500,000	2.8%

Filterworks Acquisition USA, LLC (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.filterworksusa.com	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023. 562.5 Class A Units. Total Filterworks	11/8/19	9%	2,361,580 562,500 2,924,080	2,361,580 562,500 2,924,080	5.4%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12 6/9/14	7%	750,000 479,155 1,229,155	544,860 479,155 1,024,015	1.9%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	-	0.0%

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	95,000	0.2%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	22,841	0.0%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.6%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $1,500,000 Secured Subordinated Promissory Note at 12% due April 23, 2023. Total SciAps (i) Interest receivable $168,500.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 4/23/20	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 1,468,750 4,592,734	- - - - - 250,000 - 1,468,750 1,718,750	3.2%

Seybert’s Billiards Corporation Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026. (g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 8%. Total Seybert’s	1/19/21 1/19/21 1/19/21	8%	1,405,522 1,405,522 - 2,811,044	1,405,522 1,405,522 - 2,811,044	5.2%

Tilson Technology Management, Inc. (g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred. Total Tilson *2.5% dividend payable quarterly.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 - 750,003 2,850,015	1,950,000 347,604 1,140,360 500,012 22,036 750,003 4,710,015	8.7%
Subtotal Affiliate Investments				$17,883,764	$16,939,078

TOTAL INVESTMENTS – 97.1%				$43,092,765	$52,307,985
OTHER ASSETS IN EXCESS OF LIABILITIES – 2.9%					$1,569,219

NET ASSETS – 100%					$53,877,204

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At March 31, 2021, restricted securities represented 90% of the fair value of the investment portfolio. This includes $15,819,670, or 30% of the portfolio, of restricted and currently non-saleable shares of ACV Auctions, Inc..(NASDAQ:ACVA). Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2020, ASC 820 designates 90% of the Corporation’s investments as “Level 3” asset, and also identifies the restricted holdings of ACVA, 30% of investments as Level 2 assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of March 31, 2021, the total cost of investment securities was approximately $43.1 million. Net unrealized appreciation was approximately $9.2 million, which was comprised of $20.2 million of unrealized appreciation of investment securities and ($11.0) million of unrealized depreciation of investment securities. At March 31, 2021, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($11.3) million. The net unrealized loss for federal income tax purposes was ($1.2) million based on a tax cost of $40.9 million.

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

(n) Publicly traded company.

(o) On March 24, 2021, ACV completed its initial public offering of Class A shares which closed at $34.61 per share on March 31, 2021. ACV’s Class A shares had a trading range on Nasdaq of $26.49 to $35.78 for the period March 24 through March 31, 2021. Rand’s ACV holdings are restricted Class B shares and are nonsaleable through September 20, 2021, or earlier if certain conditions are met, and have been valued at $26.79 per share.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

 Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Affiliate Investments:
BMP Swanson Holdco LLC	$1,600,000 Term Note at 12% due September 4, 2026	$-	$-	$1,600,000	$-	$1,600,000	$-	$14,956
	Preferred Membership Interest for 9.29%	-	-	233,333	-	233,333	-	-
	Total BMP Swanson	-	-	1,833,333	-	1,833,333	-	14,956

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,500,000	-	-	-	1,500,000	-	81,801

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-	-	(200,000)	-	135,430	-

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,349,831	-	11,749	-	2,361,580	-	82,245
	562.5 Class A Units.	562,500	-	-	-	562,500	-	-
	Total Filterworks	2,912,331	-	11,749	-	2,924,080	-	82,245

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	544,860	-	-	-	544,860	-	-
	1,876,922 Series B Preferred.	479,155	-	-	-	479,155	-	-
	Total Knoa	1,024,01	-	-	-	1,024,015	-	-

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	-	-	-	-	-	-	-

Microcision	$1,500,000 Subordinated Promissory Note at 10%.	1,411,997	-	88,003	(1,500,000)	-	-	126,711
	Membership Interest Purchase Warrant for 5%	95,000	-	-	-	95,000	-	-
	Total Microcision	1,506,997	-	88,003	(1,500,000)	95,000	-	126,711

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-	-	-	22,841	-	-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-	-	-	300,000	-	-

SciAps, Inc.	187,500 Series A Preferred.	-	-	-	-	-	-	-
	274,299 Series A-1 Convertible Preferred.	-	-	-	-	-	-	-
	117,371 Series B Convertible Preferred.	-	-	-	-	-	-	-
	113,636 Series C Convertible Preferred.	-	-	-	-	-	-	-
	369,698 Series C-1 Convertible Preferred.	-	-	-	-	-	-	-
	147,059 Series D Convertible Preferred.	250,000	-	-	-	250,000	-	-
	Warrant to Purchase Series D-1 Preferred.	-	-	-	-	-	-	-
	$1,500,000 Subordinated Promissory Note at 12%.	1,465,000	-	3,750	-	1,468,750	-	53,750
	Total SciAps	1,715,000	-	3,750	-	1,718,750	-	53,750

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026	-	-	1,405,522	-	1,405,522	-	40,555
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	-	-	1,405,522	-	1,405,522	-	40,555
	Warrant for 8%	-	-	-	-	-	-	-
	Total Seybert’s	-	-	2,811,044	-	2,811,044	-	81,110

Tilson Technology Management, Inc.	120,000 Series B Preferred.	1,950,000	-	-	-	1,950,000	-	13,125
	21,391 Series C Preferred.	347,604	-	-	-	347,604	-	-
	70,176 Series D Preferred.	1,140,360	-	-	-	1,140,360	-	-
	15,385 Series E Preferred.	500,012	-	-	-	500,012	-	-
	23,077 Series F Preferred.	750,003	-	-	-	750,003	-	-
	211,567 SQF Hold Co. Common.	22,036	-	-	-	22,036	-	-
	Total Tilson	4,710,015	-	-	-	4,710,015	-	13,125

	Total Affiliate Investments	$13,891,199	-	$4,747,879	($1,700,000)	$16,939,078	$135,430	$453,698

	Total Control and Affiliate Investments	$13,891,199	-	$4,747,879	($1,700,000)	$16,939,078	$135,430	$453,698

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2021 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2021
Software	39.8%

Professional Services	15.7

Consumer Product	13.3

Manufacturing	9.7

BDC Investment Fund	9.7

Automotive	5.6

Healthcare	5.2

Oil and Gas	1.0

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments – 56.7% of net assets: (j)

ACV Auctions, Inc. (e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	14.2%

Advantage 24/7 LLC (g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	1/1/19	0%	55,000	55,000	0.1%

Apollo Investment Corporation NASDAQ: AINV (n) Public BDC New York, NY.	35,000 shares.	3/16/20	<1%	364,084	371,700	0.8%

Ares Capital Corporation NASDAQ: ARCC (n) Public BDC New York, NY.	27,000 shares.	3/16/20	<1%	343,460	451,800	1.0%

Barings BDC, Inc. NYSE: BBDC (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	333,352	366,933	0.8%

Caitec Acquisition, Inc. Halethorpe, MD. Pet product manufacturer. (Manufacturing) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units. (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. (g) 150 Class A Units. Total Caitec	11/6/20 11/6/20 11/6/20 11/6/20	2% 2%	1,755,351 150,000 1,755,351 150,000 3,810,702	1,755,351 150,000 1,755,351 150,000 3,810,702	8.3%

Centivo Corporation (e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. 298,347 Series B Preferred. Total Centivo	3/19/18 3/19/18 11/9/20	<1%	200,000 101,342 500,000 801,342	320,042 566,132 500,000 1,386,174	3.0%

Empire Genomics, LLC (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% due February 28, 2021. $444,915 Promissory Note at 9% due February 28, 2021. Total Empire	6/13/14 10/1/18	0%	1,308,675 444,915 1,753,590	157,654 444,915 602,569	1.3%

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%

FS KKR Capital Corp. NYSE: FSK (n) Public BDC Philadelphia, PA.	25,000 shares.	3/16/20	<1%	338,980	412,417	0.9%

GiveGab, Inc. (e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	1/14/15	4%	616,221	616,221	1.3%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Golub Capital BDC, Inc. NASDAQ: GBDC (n) Public BDC New York, NY.	31,250 shares.	3/16/20	<1%	403,910	435,520	0.9%

GoNoodle, Inc. (g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred. Total GoNoodle	11/1/19 3/1/15 11/1/19	<1%	1,517,539 25 38 1,517,602	1,517,539 25 38 1,517,602	3.3%

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,275,140	1,275,140	2.8%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2021.	11/16/18	0%	860,777	860,777	1.9%

Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%	1,122,204	1,122,204	2.5%

Mercantile Adjustment Bureau, LLC (g) Williamsville, NY. Full-service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests. Total Mercantile	10/22/12 6/30/14 10/22/12	4%	1,199,040 150,000 97,625 1,446,665	500,000 - - 500,000	1.1%

Open Exchange, Inc.(e) (g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common. Total Open Exchange	11/13/13 10/22/19	4%	1,193,697 208,243 1,401,940	543,283 108,656 651,939	1.4%

Owl Rock Capital Corporation NYSE: ORRC (n) Public BDC New York, NY.	30,000 shares.	3/16/20	<1%	347,067	380,900	0.8%

PennantPark Investment Corporation NASDAQ: PNNT (n) Public BDC New York, NY.	100,000 shares.	8/13/20	<1%	370,130	458,667	1.0%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	1.0%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred. Total Rheonix	10/29/09 12/12/13 10/24/09 9/29/15	4%	- 2,099,999 - 702,732 2,802,731	- - - 702,732 702,732	1.5%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Science and Medicine Group, Inc. (SMG) (g) Arlington, VA. Research and advisory firm serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care) www.scienceandmedicinegroup.com	$1,900,000 Participation Agreement of $5,000,000 Promissory Note at 12% due March 5, 2023.	7/31/20	0%	1,900,000	1,900,000	4.1%

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred. Total Social Flow	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000 1,750,000	92,425 138,637 92,425 323,487	0.7%

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	1.1%

TCG BDC, Inc. NASDAQ: CGBD (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	376,996	418,400	0.9%
Subtotal Non-Control/Non-Affiliate Investments				$25,884,428	$26,157,302

Affiliate Investments – 30.1% of net assets (k)
Carolina Skiff LLC (g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	$15,000	$1,500,000	3.2%

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.filterworksusa.com	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023. 562.5 Class A Units. Total Filterworks	11/8/19	9%	2,349,831 562,500 2,912,331	2,349,831 562,500 2,912,331	6.3%

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	11/20/12 6/9/14	7%	750,000 479,155 1,229,155	544,860 479,155 1,024,015	2.2%

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	-	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 11% due January 10, 2025. Membership Interest Purchase Warrant for 5%. Total Microcision	1/10/20 1/10/20	5%	1,411,997 110,000 1,521,997	1,411,997 95,000 1,506,997	3.3%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.7%

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $1,500,000 Secured Subordinated Promissory Note at 12% due April 23, 2023. Total SciAps (i) Interest receivable $123,500.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 4/23/20	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 1,465,000 4,588,984	- - - - - 250,000 - 1,465,000 1,715,000	3.7%
Tilson Technology Management, Inc. (g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred. Total Tilson *2.5% dividend payable quarterly.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 - 750,003 2,850,015	1,950,000 347,604 1,140,360 500,012 22,036 750,003 4,710,015	10.2%
Subtotal Affiliate Investments				$14,835,885	$13,891,199

TOTAL INVESTMENTS – 86.9%				$40,720,313	$40,048,501
OTHER ASSETS IN EXCESS OF LIABILITIES – 13.1%					$6,056,329

NET ASSETS – 100%					$46,104,830

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)		Gross Additions (1)	Gross Reductions (2)		December 31, 2020 Fair Value	Net Realized (Losses) Gains		Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$ -	$ -		$ -	$ -		$ -	$ -		$ -

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8%. Total BeetNPath	$ - - - -	$ - - - -		$ - - - -	$ - - - -		$ - - - -	($359,000 (261,277 (262,627 (882,904	) ) ) )	$ - - - -

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	(250,000)		-	-		1,500,000	-		66,230

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	-		-	-		200,000	-		-

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%. 562.5 Class A Units. Total Filterworks	2,302,653 562,500 2,865,153	- - -		47,178 - 47,178	- - -		2,349,831 562,500 2,912,331	- - -		330,251 - 330,251

Genicon, Inc.	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10%. $250,000 Promissory Note at 10% Warrant for Common. Total Genicon	- 500,000 250,000 - 750,000	- (500,000 (250,000 - (750,000	) ) )	- - - - -	- - - - -		- - - - -	(1,000,000 (3,743,377 (262,184 (120,000 (5,125,561	) ) ) ) )	- 17,054 - - 17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	-	-		-	-		-	(400,000)		-

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred. Total Knoa	750,000 479,155 1,229,155	(205,140 - (205,140	) )	- - -	- - -		544,860 479,155 1,024,015	- - -		- - -

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	-	-		-	-		-	-		-

Microcision	$1,500,000 Subordinated Promissory Note at 10%. Membership Interest Purchase Warrant for 5% Total Microcision	- - -	- (15,000 (15,000	) )	1,500,000 110,000 1,610,000	(88,003 - (88,003	) )	1,411,997 95,000 1,506,997	- 116,991 116,991		187,414 - 187,414

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	-		-	-		22,841	-		-

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	-		-	-		300,000	-		-

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

$1,500,000 Subordinated Promissory Note at 12%.

Total SciAps

		- - 250,000 175,000 399,274 250,000 - - 1,074,274	- - (250,000 (175,000 (399,274 - (45,000 - (869,274	) ) ) ) )	- - - - - - 45,000 1,500,000 1,545,000	- - - - - - (35,000 (35,000	) )	- - - - - 250,000 - 1,465,000 1,715,000-	- - - - - - - -		- - - - - - 147,667 147,667

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. PIK Dividend for Series C and D at 12% and 14%, respectively.	- - - -	- - - -		- - - -	- - - -		- - - -	(250,000 (1,190,680 (91,200 (104,198	) ) ) )	- - - -
	Total Teleservices	-	-		-	-		-	(1,636,078)		-

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates
Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 23,077 Series F Preferred. 211,567 SQF Hold Co. Common. Total Tilson	1,950,000 347,604 1,140,360 500,012 - 22,036 3,960,012	- - - - - - -	- - - - 750,003 - 750,003	- - - - - - -	1,950,000 347,604 1,140,360 500,012 750,003 22,036 4,710,015	- - - - - - -	52,500 - - - - - 52,500

	Total Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

	Total Control and Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulations - Business Development Company Regulations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In November 2019, Rand completed (the “Closing”) a stock sale transaction with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the completion of the Transaction, Rand is shifting to an investment strategy focused on higher yielding debt investments and intends to elect U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend is expected to represent over 90% of estimated taxable income of Rand for 2020.

The Board of Directors declared a quarterly cash dividend of $0.10 per share on February 26, 2021 to shareholders of record as of March 15, 2021. This quarterly cash dividend was paid on March 29, 2021.

In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. The following investments were put in these holding companies: Rand Somerset Holdings Corp., Rand BeetNPath Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp., Rand GTEC Holdings Corp., and Rand BMP Swanson Hold Co., LLC (the “Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. Rand exited the investments held by Rand BeetNPath Holdings Corp. and Rand GTEC Holdings Corp. during the fourth quarter of 2020. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies. On March 29, 2021, the SEC granted approval for a new exemptive relief order (the “New Order”) that supersedes the Order and permits the Corporation to co-invest with affiliates of RCM and Callodine Group, LLC (“Callodine”) under RCM’s current ownership structure after the completion of the Adviser Change of Control (as defined below).

The accompanying financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand SBIC, Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp., and Rand BMP Swanson Hold Co., LLC, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with

GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Reclassification – Certain balance sheet accounts have been reclassified to comply with regulatory rules.

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

Fair Value of SBA Debentures – In March 2021, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 1.667%, excluding a mandatory SBA annual charge estimated to be 0.271%, resulting in a total estimated ten-year fixed rate of 1.938%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Qualifying Assets – More than 70% of the Corporation’s investments were made in qualifying privately held small business enterprises, that were not investment companies, are principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

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

SBA Debentures - The Corporation had $11,000,000 in outstanding SBA debentures at March 31, 2021 and December 31, 2020, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at March 31, 2021. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information - Income taxes paid (refunded) during the three months ended March 31, 2021 and 2020 were $18,627 and ($380,890), respectively. Interest paid during each of the three months ended March 31, 2021 and 2020 was $187,985 and $189,023, respectively. The Corporation converted $56,157 and $71,425 of interest receivable into investments during the three months ended March 31, 2021 and 2020, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2021 and December 31, 2020, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 22, 2022. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2020. No shares of common stock were repurchased during the three months ended March 31, 2021 or March 31, 2020.

In May 2020, the Corporation effected a 1-for-9 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split affected all issued and outstanding shares of its common stock, including shares held in treasury. The Reverse Stock Split reduced the number of issued and outstanding shares of the Corporation’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock. Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split, as applicable. The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Corporation’s outstanding common stock, except for minor adjustments resulting from the cash payment received for any fractional shares that would have been received as a result of the Reverse Stock Split.

Income Taxes – The Corporation intends to elect U.S. federal tax treatment as a RIC as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, the Corporation is required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code, for each tax year. The Corporation is making the requisite distributions to its shareholders, which will generally relieve the Corporation from U.S. federal income taxes with respect to all income distributed to its shareholders.

In anticipation of the RIC election and in accordance with GAAP, a net deferred tax asset of $1,451,658 was eliminated during the first quarter of 2020. This asset related to book/tax differences that are no longer applicable now that the Corporation intends to elect RIC status for income tax purposes.

Certain investments that generate non-qualifying income for RIC purposes, and the deferred tax liability related to these investments of $247,460, were contributed to the blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2021 or December 31, 2020.

Under the provisions of Section 382 the Internal Revenue Code of 1986, as amended, (the “Code”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transactions, the Corporation was able to utilize its remaining federal net operating losses (“NOL”). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), made changes to the NOL carryback rules for businesses, and the Corporation was able to carryback a portion of its NOL under the CARES Act receiving a tax benefit of $90,141 during the three months ended March 31, 2021.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through 2020.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for interest or penalties for the three months ended March 31, 2021 or 2020.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2021
ACV Auctions, Inc. (ACV)	30%
Tilson Technology Management, Inc. (Tilson)	9%
Caitec Acquisition, Inc. (Caitec)	7%
Filterworks Acquisition USA, LLC (Filterworks)	6%
Seybert’s Billiards Corporation (Seybert’s)	5%

December 31, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	12%
Caitec Acquisition, Inc. (Caitec)	10%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Science and Medicine Group, Inc. (SMG Group)	5%

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

At March 31, 2021, 10% of the Corporation’s investments are Level 1, 30% are in Level 2 and 60% of the are in Level 3. At December 31, 2020, 8% of the Corporation’s investments were Level 1 investments and 92% were Level 3 investments. There were no Level 2 investments at December 31, 2020.

Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

In the valuation process, the Corporation values restricted securities categorized as Level 3 investments, using information from these portfolio companies, which may include:

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2021:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$1,026,219	$3,459,000	$4,985,219
Non-Control/Non-Affiliate Loan and Debt	2,909,331	2,382,110	602,569	3,583,285	9,477,295

Total Non-Control/Non-Affiliate	$2,909,331	$2,882,110	$1,628,788	$7,042,285	$14,462,514

Affiliate Equity	$2,062,500	$22,841	$1,274,015	$5,338,348	$8,697,704
Affiliate Loan and Debt	2,361,580	—	—	5,879,794	8,241,374

Total Affiliate	$4,424,080	$22,841	$1,274,015	$11,218,142	$16,939,078

Total Level 3 Investments	$7,333,411	$2,904,951	$2,902,803	$18,260,427	$31,401,592

Range	5-5.5X	1X	1.9X-4X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	5.3X	1X	2.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2021:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$6,488,977	$—	$—	$6,488,977
Debt investments	11,229,692	—	—	11,229,692
Equity investments	34,589,316	5,086,723	15,819,670	13,682,923

Total	$52,307,985	$5,086,723	$15,819,670	$31,401,592

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2020:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$6,771,394	$—	$—	$6,771,394
Debt investments	9,799,365	—	—	9,799,365
Equity investments	23,477,742	3,296,337	—	20,181,405

Total	$40,048,501	$3,296,337	$—	$36,752,164

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gain included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430

Total Realized Gains	—	—	135,430	135,430

Purchases of Securities/Changes to Securities/Non-cash conversions:
Caitec Acquisition, Inc. (Caitec)	17,583	—	—	17,583
Filterworks Acquisition USA, LLC	—	11,749	—	11,749
GoNoodle, Inc. (GoNoodle)	—	3,794	—	3,794
HDI Acquisition LLC (Hilton Displays)	—	6,376	—	6,376
Mattison Avenue Holdings LLC (Mattison)	—	5,611	—	5,611
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seyberts)	—	2,811,044	—	2,811,044
SciAps, Inc. (Sciaps)	—	3,750	—	3,750
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,617,583	2,930,327	233,333	4,781,243

Repayments and Sale of Securities:
Clearview Social	—	—	(335,430)	(335,430)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total Repayments and Sale of Securities	(1,900,000)	(1,500,000)	(335,430)	(3,735,430)
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance March 31, 2021, of Level 3 Assets	$6,488,977	$11,229,692	$13,682,923	$31,401,592

Change in unrealized depreciation on investments for the period included in changes in net assets	$9,887,032

Net realized gain on investments for the period included in changes in net assets	$310,755

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	39,000	—	—	39,000
Microcision LLC (Microcision)	—	56,916	—	56,916
Outmatch Holdings, LLC (Outmatch)	—	—	2,297,535	2,297,535

Total Realized Gains	39,000	56,916	2,297,535	2,393,451
Unrealized Losses included in net change in net assets from operations:
Genicon, Inc. (Genicon)	—	(510,191)	—	(510,191)

Total Unrealized Losses	—	(510,191)	—	(510,191)
Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	—	44,470	—	44,470
Filterworks Acquisition USA, LLC	—	11,641	—	11,641
Genicon	—	10,192	—	10,192
GoNoodle, Inc. (GoNoodle)	—	3,757	—	3,757
HDI Acquisition LLC (Hilton Displays)	—	6,315	—	6,315
Mattison Avenue Holdings LLC (Mattison)	—	5,241	—	5,241
Microcision	—	(104,500)	110,000	5,500

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	(22,884)	110,000	87,116
Repayments and Sale of Securities:
Advantage 24/7	(39,000)	—	—	(39,000)
Microcision	—	(56,916)	—	(56,916)
Outmatch Holdings, LLC (Outmatch)	—	—	(4,443,031)	(4,443,031)

Total Repayments and Sale of Securities	(39,000)	(56,916)	(4,443,031)	(4,538,947)
Transfers within Level 3	107,654	(107,654)	—	—

Ending Balance, March 31, 2020, of Level 3 Assets	$1,678,346	$13,006,378	$19,767,497	$34,452,221

Change in unrealized depreciation on investments for the period included in changes in net assets	($728,323)

Net realized gain on investments for the period included in changes in net assets	$2,393,451

Note 4. OTHER ASSETS

At March 31, 2021 and December 31, 2020, other assets was comprised of the following:

	March 31, 2021	December 31, 2020
Dividend receivable	$137,405	$65,700
Prepaid expenses	36,501	8,400
Escrow receivable	35,766	—

Total other assets	$209,672	$74,100

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2021 or December 31, 2020.

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

	March 31, 2021	December 31, 2020
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(165,993)	(175,413)

Debentures guaranteed by the SBA, net	$10,834,007	$10,824,587

The weighted average interest rate, including the SBA annual fee, at March 31, 2021, was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10-year maturity date. As of March 31, 2021, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at March 31, 2021 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000

Total Outstanding	$11,000,000

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three months ended March 31, 2021 and 2020, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of Dividend	—	—	—	(258,385)	(258,385)
Net increase in net assets from operations	—	—	—	8,030,759	8,030,759

March 31, 2021	$264,892	$52,003,545	($1,545,834)	$3,154,601	$53,877,204

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516
Net increase in net assets from operations	—	—	—	430,137	430,137

March 31, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,865,666	$54,058,653

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three months ended March 31, 2021 and 2020 the Base Management Fee was $175,609 and $140,377, respectively. At March 31, 2021 and December 31, 2020, the Corporation had $175,609 and $155,318 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, the Corporation had $1,681 payable at December 31, 2020 to RCM for the expenses associated with the Administration Agreement. There were no amounts payable to RCM for expenses associated with the Administration Agreement at March 31, 2021.

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

The Income Based Fee paid to RCM for any calendar quarter that begins more than two years and three months after November 8, 2019 shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the lesser of (1) the number of quarters immediately preceding such calendar quarter that began more than two years after November 8, 2019 or (2) the eleven calendar quarters immediately preceding such calendar quarter.

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

For the three months ended March 31, 2021 there were no Income Based Fees earned under the Investment Management Agreement.

The second part of the Incentive Fee is the “Capital Gains Fee”. This fee will be determined and payable in arrears as of the end of each calendar year. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the cumulative aggregate realized capital gains, in each case calculated from November 8, 2019. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

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

There was no capital gains incentive fee earned by the Corporation’s investment adviser, RCM, as calculated under the Investment Management Agreement, for the three months ended March 31, 2021 or the year ended December 31, 2020. In addition, as of March 31, 2021, there was no capital gains fee actually payable under the Investment Management Agreement to RCM. However, in accordance with U.S. generally accepted accounting principles (GAAP), the Corporation is required to cumulatively accrue a capital gains incentive fee in the amount of $2,600,000 as of March 31, 2021. In determining whether a capital gains incentive fee accrual is necessary, GAAP requires a company to consider the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, despite the fact that such unrealized capital appreciation is not used by the Corporation in determining the amount of capital gains fee actually payable under the Investment Management Agreement. A capital gains incentive fee accrual under GAAP is calculated using the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. The Corporation has not paid or accrued any capital gains incentive fees prior to the first quarter of 2021. There can be no guarantee that the Corporation will realize the unrealized capital appreciation in the future.

Investment Adviser Change in Control

In late 2020, Rand’s Board of Directors was advised by RCM that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intended to acquire a controlling interest in RCM, which was then-currently majority owned by East. Section 15(a) of the “1940 Act” provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon on its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as was to be caused by East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” The Special Meeting of Rand’s shareholders was held on December 16, 2020 and the shareholders approved the new Investment Management Agreement with RCM. The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and the new Administration Agreement with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the three months ended March 31, 2021 and 2020. Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split that occurred during May 2020.

	Three months ended March 31, 2021 (Unaudited) (2)	Three months ended March 31, 2020 (Unaudited) (2)
Income (loss) from investment operations (1):
Investment income	$0.39	$0.39
Expenses	1.22	0.32

Investment (loss) income before income taxes	(0.83)	0.07
Income tax expense (benefit)	0.01	(0.26)

Net investment (loss) income	(0.84)	0.33
Net realized and unrealized gain (loss) on investments	3.95	(0.07)

Increase in net assets from operations	3.11	0.26
Payment of cash dividend	(0.10)	—

Increase in net assets	3.01	0.26

Net asset value, beginning of period	17.86	32.93

Net asset value, end of period	$20.87	$33.19

Per share market price, end of period	$18.01	$20.16

Total return based on market price	2.33%	(16.42%)
Total shareholder return (includes dividends paid)	10.45%	(16.42%)
Total return based on net asset value	16.86%	0.80%
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	6.33%	0.96%
Ratio of operating expenses including income taxes to average net assets	6.37%	3.47%

Ratio of net investment income to average net assets	(4.33%)	1.00%
Debt/Equity ratio	20.1%	20.0%
Portfolio turnover	14.5%	4.8%
Net assets, end of period	$53.877,204	$54,058,653
Weighted shares outstanding, end of period	2,582,169	1,628,369

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
(2)	Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies, our intention to elect U.S. federal tax treatment as a RIC for the 2020 tax year and the associated impact of such election on payment of corporate level taxes by Rand, statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio, and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

We are an externally managed investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when also possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Historically, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. With the capital raised in 2019 through our stock sale to East Asset Management (“East”) we now also have liquidity at Rand Capital Corporation, the parent company, with which to make investments.

In November 2019, Rand completed a stock sale transaction (the “Transaction”) with East. The Transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of $15.5 million of cash and $9.5 million of portfolio assets. Concurrent with the closing of the transaction with East on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM. In connection with retaining RCM as our investment adviser and administrator, Rand’s management and staff became employees of RCM.

On December 16, 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, planned to acquire a controlling interest in RCM, which was then-currently majority owned by East. Section 15(a)(4) of the 1940 Act provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. The terms of the Administration agreement are identical to those contained in the Prior Administration Agreement. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met. In connection with retaining RCM as our investment adviser and administrator, Rand’s management and staff became employees of RCM, a registered investment adviser that has been retained by Rand as its external investment adviser.

We intend to elect U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2021, we are in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

In connection with the preparation for our RIC election, we paid a special dividend of $23.7 million, or approximately $1.62 per share, on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”), in cash and stock to shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since our inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid using approximately 8.6 million shares of Common Stock.

The Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020 that was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The 2020 cash dividend is expected to represent over 90% of our estimated taxable income for 2020.

The Board of Directors declared a quarterly cash dividend of $0.10 per share on February 26, 2021 to shareholders of record as of March 15, 2021. This quarterly cash dividend was paid on March 29, 2021.

To maintain our RIC status, we are required to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a regular quarterly cash dividend, beginning with the cash dividend paid on March 29, 2021.

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification in our investment portfolio.

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

On March 29, 2021, the SEC approved a new exemptive relief order (the “New Order”) reflecting the Adviser Change of Control. This New Order supersedes the Order and permits, subject to compliance with specified conditions, the Corporation to co-invest with affiliates of Callodine. Under the New Order, the Corporation is permitted to co-invest with funds managed by the Adviser and its affiliates under the Adviser’s current ownership structure after the completion of the Adviser Change in Control.

Covid-19 Update

Since the outbreak of the COVID-19 pandemic, our investment adviser, RCM, continues to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by them for the safety and welfare of their employees and their processes for phasing back to pre-COVID-19 work environments. We also have been informed by RCM about the impact of the COVID-19 induced recession on the businesses of our portfolio companies and the actions the portfolio companies have taken, and are taking, to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. While we do not know what the ultimate impact of the COVID -19 pandemic and the economic downturn will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2020 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:	March 31, 2021	December 31, 2020	Increase (Decrease)	% Increase (Decrease)
Total assets	$67,969,156	$60,966,942	$7,002,214	11.5%
Total liabilities	14,091,952	14,862,112	(770,160)	(5.2%)

Net assets	$53,877,204	$46,104,830	$7,772,374	16.9%

Net asset value per share (NAV) was $20.87 at March 31, 2021 and $17.86 at December 31, 2020.

Our gross outstanding SBA debentures at March 31, 2021 were $11,000,000 and they mature from 2022 through 2029. Cash and cash equivalents approximated 28% of net assets at March 31, 2021, as compared to 44% at December 31, 2020.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2021	December 31, 2020	Increase	% Increase
Investments, at cost	$43,092,765	$40,720,313	$2,372,452	5.8%
Unrealized appreciation (depreciation), net	9,215,220	(671,812)	9,887,032	NA

Investments at fair value	$52,307,985	$40,048,501	$12,259,484	30.6%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 97% of net assets at March 31, 2021 versus 87% of net assets at December 31, 2020.

With the completion of the Transaction, we changed our investment objectives and strategy. Our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand since the closing of the Transaction and the investments to be made by Rand in the future are expected to be primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

The change in investments during the three months ended March 31, 2021, at cost, is comprised of the following:

New investments:	Cost Increase (Decrease)
Seybert’s Billiards Corporation (Seybert’s)	$2,800,000
BMP Swanson Holdco, LLC (Swanson)	1,833,333
TCG BDC, Inc. (TCG)	522,753
PennantPark Investment Corporation (PennantPark)	522,082
Apollo Investment Corporation (Apollo)	518,080
FS KKR Capital Corp. (FS KKR)	510,458

Total of new investments	6,706,706

Other changes to investments:
Microcision LLC (Microcision) OID amortization	88,003
Caitec Acquisition, Inc. (Caitec) interest conversion	17,583
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	11,749

Seybert’s interest conversion	11,044
HDI Acquisition LLC (Hilton Displays) interest conversion	6,376
Mattison Avenue Holdings LLC (Mattison) interest conversion	5,611
GoNoodle, Inc. (GoNoodle) interest conversion	3,794
SciAps Inc. (Sciaps) OID amortization	3,750

Total of other changes to investments	147,910

Investments repaid, sold, liquidated or converted:
Science and Medicine Group, Inc. (SMG) repayment	(1,900,000)
Microcision repayment	(1,500,000)
Apollo sale	(882,164)
ClearView Social Inc. (ClearView) sale	(200,000)

Total of investments repaid, sold, liquidated or converted	(4,482,164)

Net change in investments, at cost	$2,372,452

Results of Operations

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Investment Income

	Three months ended March 31, 2021	Three months ended March 31, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$710,762	$535,701	$175,061	32.7%
Interest from other investments	12,627	83,250	(70,623)	(84.8%)
Dividend and other investment income	246,669	13,125	233,544	1,779.4%
Fee income	46,334	3,750	42,584	1,135.6%

Total investment income	$1,016,392	$635,826	$380,566	59.9%

The total investment income that was received on a current basis during the three months ended March 31, 2021 was received from 24 portfolio companies. This contrasts with 13 portfolio companies generating current income during the three months ended March 31, 2020. The number of companies contributing to investment income increased due to the addition of more income generating portfolio companies in the last year.

Interest from portfolio companies – Interest from portfolio companies was approximately 33% higher during the three months ended March 31, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from Science and Medicine Group Inc. (SMG), Caitec Acquisition, Inc. (Caitec), and Seybert’s Billiards Corporation (Seybert’s). In addition, interest income is higher due to an approximately $88,000 increase in OID income during the three months ended March 31, 2021 due to a first quarter 2021 loan payoff.

The following investment is on non-accrual status: a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments – The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents, and lower cash balances during the three months ended March 31, 2021versus the same period in 2020.

Dividend and other investment income – Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested, including our investment in the shares of publicly held business development companies (BDC). Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective periods were:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Carolina Skiff LLC (Carolina Skiff)	$81,801	$—
FS KKR	32,400	—
TCG	31,820	—
Apollo	27,360	—
PennantPark	23,400	—
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,800	—
Owl Rock Capital Corporation (Owl Rock)	9,300	—
Golub Capital BDC, Inc. (Golub)	9,063	—
Barings BDC, Inc. (Barings)	7,600	—

Total dividend and other investment income	$246,669	$13,125

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

The income associated with the amortization of financing fees was $16,334 and $3,750 for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the Corporation recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument. There were no board fees for the three months ended March 31, 2021 or 2020.

Expenses

	Three months ended March 31, 2021	Three months ended March 31, 2020	Increase	% Increase
Total expenses	$3,165,663	$516,506	$2,649,157	513%

Expenses increased approximately $2,650,000 during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in operating expenses was primarily due to a $2,600,000 increase in capital gains incentive fees and an approximately $35,000 increase in the base management fee payable to RCM. The increase in capital gains incentive fees is due to our accrual during the three months ended March 31, 2021 of a capital gains incentive fee, which accrual results from a requirement of GAAP. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under such agreement. However, as required by GAAP, the Corporation must accrue capital gains incentive fees on the basis of unrealized gains. This capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no incentive fees accrued for the three months ended March 31, 2020.

The base management fee is calculated on total assets less cash, and, as we deploy more capital into investments, the base management fee will increase accordingly.

In November 2019, we completed a stock sale transaction with East and concurrently externalized the management of our portfolio to Rand Capital Management, LLC (RCM) as our external investment adviser and administrator. Our primary operating expenses now include the payment of fees to RCM under the

Investment Management Agreement, and our allocable portion of overhead expenses and other administrative expenses under the Administration Agreement with RCM. Under the terms of the Investment Management Agreement, the compensation of the investment professionals of RCM and its staff, and the general office and overhead expenses incurred by RCM in maintaining its place of business, will be provided, and paid for by RCM and not by us. We will be responsible for all other operating expenses, including those relating to:

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

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment (loss) income for the three months ended March 31, 2021 and 2020 was ($2,167,028) and $538,421, respectively.

Realized Gain on Investments

	Three months ended March 31, 2021	Three months ended March 31, 2020	Change
Realized gain on investments before income taxes	$310,755	$2,393,451	($2,082,696)

During the three months ended March 31, 2021, we sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000. In addition, we sold our investment in ClearView Social, Inc. and realized an approximately $135,000 gain.

During the three months ended March 31, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch. We also received additional proceeds of $56,916 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and $39,000 in additional gain from Advantage 24/7.

Change in Unrealized Depreciation of Investments

	Three months ended March 31, 2021	Three months ended March 31, 2020	Change
Change in unrealized depreciation of investments before income taxes	$9,887,032	($728,323)	$10,615,355

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2021, was comprised of the following:

Three months ended March 31, 2021
ACV Auctions, Inc. (ACV)	$9,287,855
TCG BDC, Inc. (TCG)	209,240
FS KKR Capital Corp. (FS KKR)	142,005
PennantPark Investment Corporation (Pennantpark)	103,451
Ares Capital Corporation (Ares)	54,900
Owl Rock Capital Corporation (Owl Rock)	38,100
Barings BDC, Inc. (Barings)	32,534
Golub Capital BDC, Inc. (Golub)	26,563
Apollo Investment Corporation (Apollo)	(7,616)

Total change in net unrealized appreciation (depreciation) of investments before income taxes	$9,887,032

Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter. We sold our Apollo shares during the three months ended March 31, 2021.

ACV completed an Initial Public Offering (IPO) at $25.00 per share on March 23, 2021 trading on the NASDAQ Global Select market under the symbol “ACVA”. We owned 590,580 shares of common stock of ACV prior to the IPO. ACV, as a publicly traded stock, was marked to market at the end of the first quarter. The stock was valued at a three-day average bid price and was discounted due to trading restrictions on the stock which expire no later than September 20, 2021. The Corporation valued its 590,580 shares of ACV at $26.79 at March 31, 2021.

The change in unrealized depreciation, before income taxes, for the three months ended March 31, 2020 was comprised of the following:

Three months ended March 31, 2020
Owl Rock Capital Corporation (Owl Rock)	($1,367)
Golub Capital BDC, Inc. (Golub)	(30,597)
FS KKR Capital Corp. (FS KKR)	(26,647)
Ares Capital Corporation (Ares)	(49,070)
Apollo Investment Corporation (Apollo)	(110,451)
Genicon, Inc. (Genicon)	(510,191)

Total change in net unrealized depreciation of investments before income taxes during the three months ended March 31, 2020	($728,323)

The valuation of our investment in Genicon, during the three months ended March 31, 2020, was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

All of these value adjustments resulted from a review RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

The net increase in net assets from operations on our consolidated statements of operations for the three months ended March 31, 2021 and 2020, $8,030,759 and $430,137, respectively.

Liquidity and Capital Resources

With the completion of the Transaction with East, we changed our investment objectives and strategy. Previously, our principal investment objective was to achieve long-term capital appreciation on our equity investments while maintaining a current cash flow from debenture and pass-through equity instruments to fund expenses. With our plan to elect U.S. federal tax treatment as a RIC, our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, our recent and future investments are expected to be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of March 31, 2021, our total liquidity consisted of approximately $14,900,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000.

Net cash provided by operating activities has averaged approximately $75,000 per year over the last three years. The cash used for investments in portfolio companies has averaged approximately $7,600,000 per year over the last three years. We will generally use cash to fund our operating expenses, invest in portfolio companies, pay dividends and repurchase shares. We anticipate that we will continue to exit investments and shift our portfolio to income producing investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 6 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at March 31, 2021, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs throughout 2021. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, operating expenses, dividends and future SBA debenture obligations.

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

As of March 31, 2021, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.    Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2021 – 1/31/2021	—	—	—	$1,423,271
2/1/2021 – 2/28/2021	—	—	—	$1,423,271
3/1/2021 – 3/31/2021	—	—	—	$1,423,271
Total	—	—	—

(1)	No shares were repurchased, in open market transactions, during the first quarter of 2021.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2022.

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

Dated: May 10, 2021

RAND CAPITAL CORPORATION

/s/ Allen F. Grum
Allen F. Grum, President (Chief Executive Officer)

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer (Chief Financial Officer)