Form 10-Q
period 2021-06-30
RAND CAPITAL CORP
filed 2021-08-09
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 2,582,169 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Investments at fair value:
Control investments (cost of $1,753,590 and $0, respectively)	$602,569	$—
Affiliate investments (cost of $21,817,833 and $14,835,885, respectively)	20,873,147	13,891,199
Non-Control/Non-Affiliate investments (cost of $23,525,430 and $25,884,428, respectively)	38,331,679	26,157,302

Total investments, at fair value (cost of $47,096,853 and $40,720,313, respectively)	59,807,395	40,048,501
Cash and cash equivalents	12,944,885	20,365,415
Interest receivable (net of allowance of $15,000)	287,702	258,186
Prepaid income taxes	215,883	220,740
Other assets	182,563	74,100

Total assets	$73,438,428	$60,966,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,843,425	$10,824,587
Dividend payable	—	3,434,117
Accounts payable and accrued expenses	161,093	171,373
Due to investment adviser	212,907	156,999
Capital gains incentive fees	3,660,000	—
Deferred revenue	332,126	153,895
Deferred taxes	109,056	121,141

Total liabilities	15,318,607	14,862,112
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,582,169	264,892	264,892
Capital in excess of par value	52,003,545	52,003,545
Treasury stock, at cost: 66,747 shares at 6/30/21 and 12/31/20	(1,545,834)	(1,545,834)
Total distributable earnings	7,397,218	(4,617,773)

Total stockholders’ equity (net assets) (per share – 6/30/21: $22.51, 12/31/20: $17.86)	58,119,821	46,104,830

Total liabilities and stockholders’ equity (net assets)	$73,438,428	$60,966,942

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Investment income:
Interest from portfolio companies:
Control investment	$2,867	$—	$2,867	$—
Affiliate investments	295,085	170,262	614,501	309,108
Non-Control/Non-Affiliate investments	344,254	400,424	735,600	797,279

Total interest from portfolio companies	642,206	570,686	1,352,968	1,106,387

Interest from other investments:
Non-Control/Non-Affiliate investments	243	2,754	12,870	86,004

Total interest from other investments	243	2,754	12,870	86,004

Dividend and other investment income:
Affiliate investments	13,125	13,125	108,051	26,250
Non-Control/Non-Affiliate investments	123,922	81,313	275,665	81,313

Total dividend and other investment income	137,047	94,438	383,716	107,563

Fee income:
Affiliate investments	24,562	4,167	63,918	5,417
Non-Control/Non-Affiliate investments	6,979	2,500	13,957	5,000

Total fee income	31,541	6,667	77,875	10,417

Total investment income	811,037	674,545	1,827,429	1,310,371

Expenses:
Base management fee (see Note 8)	212,907	141,386	388,516	281,763
Capital gains incentive fees (see Note 8)	1,060,000	—	3,660,000	—
Interest on SBA obligations	104,190	104,190	208,380	208,380
Professional fees	123,991	77,917	284,124	257,036
Stockholders and office operating	69,661	116,299	141,083	167,844
Directors’ fees	38,900	28,375	75,400	56,750
Insurance	9,380	7,400	19,707	18,068
Corporate development	821	132	8,303	2,006
Other operating	108	107	108	465

Total expenses	1,619,958	475,806	4,785,621	992,312

Net investment (loss) income before income taxes	(808,921)	198,739	(2,958,192)	318,059
Income tax expense (benefit)	1,966	—	19,723	(419,101)

Net investment (loss) income	(810,887)	198,739	(2,977,915)	737,160

Net realized gain on sales and dispositions of investments:
Control investments	—	—	—	—
Affiliate investments	—	—	135,430	—
Non-Control/Non-Affiliate investments	1,817,350	18,595	1,992,675	2,412,046
Income tax benefit	—	—	—	—

Net realized gain on sales and dispositions of investments	1,817,350	18,595	2,128,105	2,412,046
Net change in unrealized appreciation/ depreciation on investments:
Affiliate investments	—	(5,613)	—	(515,804)
Non-Control/Non-Affiliate investments	3,495,322	211,850	13,382,354	(6,282)

Change in unrealized appreciation/ depreciation before income taxes	3,495,322	206,237	13,382,354	(522,086)
Deferred income tax expense	951	—	951	1,773,412

Net change in unrealized appreciation/ depreciation on investments	3,494,371	206,237	13,381,403	(2,295,498)

Net realized and unrealized gain on investments	5,311,721	224,832	15,509,508	116,548

Net increase in net assets from operations	$4,500,834	$423,571	$12,531,593	$853,708

Weighted average shares outstanding	2,582,169	2,103,093	2,582,169	1,950,058
Basic and diluted net increase in net assets from operations per share	$1.74	$0.20	$4.85	$0.44

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Net assets at beginning of period	$53,877,204	$54,058,653	$46,104,830	$53,628,516
Net investment (loss) income	(810,887)	198,739	(2,977,915)	737,160
Net realized gain on sales and dispositions of investments	1,817,350	18,595	2,128,105	2,412,046
Net change in unrealized appreciation/ depreciation on investments	3,494,371	206,237	13,381,403	(2,295,498)

Net increase in net assets from operations	4,500,834	423,571	12,531,593	853,708

Purchase of treasury shares	—	(14,304)	—	(14,304)
Declaration of dividend	(258,217)	(4,756,606)	(516,602)	(4,756,606)

Net assets at end of period	$58,119,821	$49,711,314	$58,119,821	$49,711,314

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash flows from operating activities:
Net increase in net assets from operations	$12,531,593	$853,708
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(11,273,836)	(4,047,503)
Proceeds from sale of portfolio investments	3,491,060	4,557,542
Proceeds from loan repayments	3,750,430	—
Net realized gain on sales and dispositions of portfolio investments	(2,128,105)	(2,412,046)
Change in unrealized (appreciation) depreciation on investments before income taxes	(13,382,354)	522,086
Deferred income tax (benefit) expense	(12,085)	1,427,175
Depreciation and amortization	18,838	18,837
Original issue discount amortization	(99,671)	(29,303)
Non-cash conversion of debenture interest	(116,418)	(175,596)
Changes in operating assets and liabilities:
Increase in interest receivable	(29,516)	(228,038)
(Increase) decrease in other assets	(108,463)	205,965
Decrease in prepaid income taxes	4,857	308,025
Decrease in accounts payable and accrued expenses	(10,280)	(49,718)
Increase in due to investment adviser	55,908	91,935
Increase in capital gains incentive fees payable	3,660,000	—
Decrease in bonus payable	—	(80,000)
Increase in deferred revenue	178,230	49,585

Total adjustments	(16,001,405)	158,946

Net cash (used in) provided by operating activities	(3,469,812)	1,012,654

Cash flows from financing activities:
Payment of cash dividend	(3,950,718)	(4,756,606)
Purchase of treasury shares	—	(14,304)

Net cash used in financing activities	(3,950,718)	(4,770,910)

Net decrease in cash and cash equivalents	(7,420,530)	(3,758,256)
Cash and cash equivalents:
Beginning of period	20,365,415	25,815,720

End of period	$12,944,885	$22,057,464

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 66.0% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA (e)(g)(n)(o)	442,935 Restricted Class B	8/12/16	<1%			24.3%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	Common stock valued at $23.61 per share. Restricted until September 20, 2021.			$122,250	$10,457,99
	147,645 Class A Common
	stock valued at $24.85.			40,750	3,669,470

	Total ACV			163,000	14,127,461

Advantage 24/7 LLC (g) (h)	$140,000 Term Note at 7% due	1/1/19	0%			0.1%
Williamsville, NY. Marketing program for wine and	January 1, 2022.			40,000	40,000
spirits dealers. (Marketing Company) www.advantage24-7.com

Ares Capital Corporation NASDAQ: ARCC (n)	27,000 shares.	3/16/20	<1%	343,460	529,560	0.9%
New York, NY.
(BDC Investment Fund)

Barings BDC, Inc. NYSE: BBDC (n)	40,000 shares.	8/13/20	<1%	333,352	427,200	0.7%
New York, NY.
(BDC Investment Fund)

Caitec, Inc.	$1,750,000 Subordinated	11/6/20	2%			6.6%
Halethorpe, MD. Pet product manufacturer and	Secured Promissory Note at
distributor. (Consumer Goods)	12% (+2% PIK) due June 1,
www.caitec.com	2026.			1,773,076	1,773,076
	150 Class A Units.	11/6/20	2%	150,000	150,000
	(g) $1,750,000 Subordinated	11/6/20
	Secured Promissory Note at
	12% (+2% PIK) due June 1,
	2026.			1,773,076	1,773,076
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,846,152	3,846,152

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	3/19/18	<1%	200,000	320,042	2.4%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.	3/19/18		101,342	566,132
company that helps self-insured employers and	298,347 Series B Preferred.	11/9/20		500,000	500,000

their employees save money and have a better	Total Centivo			801,342	1,386,174

experience.
(Health Care) www.centivo.com

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com

FS KKR Capital Corp. NYSE: FSK (n)	54,000 shares.	3/16/20	<1%	849,438	1,153,980	2.0%
Philadelphia, PA.
(BDC Investment Fund)

Golub Capital BDC, Inc. NASDAQ: GBDC (n)	31,250 shares.	3/16/20	<1%	403,910	484,688	0.8%
New York, NY.
(BDC Investment Fund)

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at	11/1/19	<1%			2.6%
Nashville, TN. Student engagement education	12% (1% PIK) due September
software providing core aligned physical activity	30, 2024.			1,525,136	1,525,136
breaks. (Software)	Warrant for 47,324 Series C	3/1/15
www.gonoodle.com	Preferred.			25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,525,199	1,525,199

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12%	11/8/19	0%			2.2%
Greenville, NC. HDI is engaged in manufacturing,	(+2% PIK) due June 20, 2023.			1,287,995	1,287,995
installation and maintenance of signage and brands.
(Manufacturing) www.hiltondisplays.com

Lumious (Tech 2000, Inc.) (g)	$850,000 Replacement Term Note	11/16/18	0%			1.5%
Herndon, VA. Develops and delivers IT	at 14% due November 15, 2023.			860,777	860,777
training.
(Software) www.t2000inc.com

Mattison Avenue Holdings LLC (l)	$1,794,944.92 Third Amended,	6/23/21	0%			3.1%
Dallas, TX. Provider of upscale salon spaces for	Restated and Consolidated
lease. (Professional Services)	Promissory Note at 14% (2% PIK)
www.mattisonsalonsuites.com	due June 9, 2022.			1,800,906	1,800,906

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			0.9%
Williamsville, NY. Full-service accounts	Note at 13% (8% effective August
receivable management and collections	2020) due January 31, 2022.			1,199,040	500,000
company. (Contact Center)	(e) $150,000 Subordinated	6/30/14
www.mercantilesolutions.com	Debenture at 8% due January 31,
	2022.			150,000	—
	Warrant for 3.29% Membership	10/22/12
	Interests. Option for 1.5%
	Membership Interests.			97,625	—

	Total Mercantile			1,446,665	500,000

Open Exchange, Inc.(e) (g)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.6%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	2,785,000

Lincoln, MA. Online presentation and training	Total Open Exchange			1,401,940	5,570,000

software. (Software) www.openexc.com

Owl Rock Capital Corporation NYSE:ORRC (n)	30,000 shares.	3/16/20	<1%	347,067	433,100	0.7%
New York, NY.
(BDC Investment Fund)

PennantPark Investment Corporation	195,000 shares.	8/13/20	<1%	892,212	1,300,000	2.2%
NASDAQ: PNNT (n)
New York, NY.
(BDC Investment Fund)

PostProcess Technologies, Inc. (e)(g)	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	1.2%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.	10/24/09		—	—
testing devices. (Health Care)	(g) 589,420 Series B Preferred.	9/29/15		702,732	702,732

www.rheonix.com	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	92,425	0.6%
New York, NY. Provides instant analysis of	1,204,819 Series B-1 Preferred.	4/8/14		750,000	138,637
social networks using a proprietary, predictive	717,772 Series C Preferred.	6/26/15		500,000	92,425

analytic algorithm to optimize advertising and	Total Social Flow			1,750,000	323,487

publishing. (Software) www.socialflow.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquire d	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Somerset Gas Transmission Company,	26.5337 Units.	4/1/05	3%	719,097	500,000	0.9%
LLC (e)(m)
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

TCG BDC, Inc. NASDAQ: CGBD (n)	86,000 shares.	8/13/20	<1%	899,749	1,150,393	2.0%
New York, NY.
(BDC Investment Fund)

Subtotal Non-Control/Non-Affiliate
Investments				$23,525,430	$38,331,679

Affiliate Investments – 35.9% of net assets (k)

BMP Swanson Holdco, LLC (g)(m)	$1,600,000 Term Note at 12% due	3/4/21	9%			3.2%
Plano, TX. Designs, installs and maintains a	September 4, 2026.			$1,600,000	$1,600,000
variety of fire protection systems.	Preferred Membership Interest for	3/4/21
(Professional Services)	9.29%.			233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m)	6.0825% Class A Common	1/30/04	7%			2.6%
Waycross, GA. Manufacturer of ocean fishing	Membership Interest.			15,000	1,500,000
and pleasure boats. (Manufacturing) www.carolinaskiff.com

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			5.1%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,373,519	2,373,519
equipment, frame repair machines and paint booth	562.5 Class A Units.			562,500	562,500

filter services for collision shops. (Automotive)	Total Filterworks			2,936,019	2,936,019

www.filterworksusa.com

ITA Acquisition, LLC (m)	$1,900,000 Term Note at 12% (+2%	6/22/21	24%			6.7%
Ormond Beach, FL. Blind and shade	PIK) due June 22, 2026.			1,900,000	1,900,000
manufacturing. (Manufacturing)	(g) $1,500,000 Term Note at 12%	6/22/21
www.itainc.com	(+2% PIK) due June 22, 2026.			1,500,000	1,500,000
	(g) 500 Class A Preferred Units and	6/22/21
	500 Class B Common Units.			500,000	500,000

	Total ITA			3,900,000	3,900,000

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			1.7%
New York, NY. End user experience	Preferred.			750,000	544,860
management and performance (EMP)	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

solutions utilizing enterprise applications.	Total Knoa			1,229,155	1,024,015

(Software) www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	-	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g)	Membership Interest Purchase	1/10/20	5%			0.2%
Pennsauken Township, NJ. Manufacturer of	Warrant for 5%.			110,000	95,000
precision machined medical implants,
components and assemblies.
(Manufacturing) www.microcision.com

New Monarch Machine Tool, Inc. (e)(g)	22.84 Common.	1/17/08	15%	22,841	22,841	0.0%
Cortland, NY. Manufactures and services vertical/horizontal machining centers.
(Manufacturing) www.monarchmt.com

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.5%
Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation.
(Consumer Product) www.oncoregolf.com

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	—	2.9%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible	4/4/14
producing portable analytical devices using XRF,	Preferred.			504,710	—
LIBS and RAMAN spectroscopy to identify	117,371 Series B Convertible	8/31/15
compounds, minerals, and elements.	Preferred.			250,000	—
(Manufacturing)	113,636 Series C Convertible	4/7/16
www.sciaps.com	Preferred.			175,000	—
	369,698 Series C1 Convertible	4/7/16
	Preferred.			399,274	—
	147,059 Series D Convertible	5/9/17
	Preferred.			250,000	250,000
	Warrant to purchase Series D-1	5/9/17
	Preferred.			45,000	—
	$1,500,000 Secured Subordinated	4/23/20
	Promissory Note at 12% due April
	23, 2023.			1,472,500	1,472,500

	Total SciAps			4,596,484	1,722,500

	(i) Interest receivable $213,500.

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2%	1/19/21	4%			4.9%
Coldwater, MI. Billiard supplies.	PIK) due January 19, 2026.			1,389,712	1,389,712
(Consumer Product)	Warrant for 4%.	1/19/21		25,000	25,000
www.seyberts.com	(g) $1,400,000 Term Note at 12%	1/19/21
	(+2% PIK) due January 19, 2026.			1,389,712	1,389,712
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			2,829,424	2,829,424

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	8.1%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	347,604
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	1,140,360
management for cellular, fiber optic and wireless	*15,385 Series E Preferred.	3/15/19		500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.	3/15/19		—	22,036
is a CLEC supporting small cell 5G deployment.	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	4,710,015

www.tilsontech.com	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$21,817,833	$20,873,147

Control Investments – 1.0% of net assets (p)

Empire Genomics, Corp. (g)	$444,915.88 Secured Promissory	5/3/21	29%			1.0%
Buffalo, NY. Molecular diagnostics company	Note at 8% due December 31, 2026.			$444,915	$444,915
that offers a comprehensive menu of assay	1,576,499 common shares	5/3/21		1,308,675	157,654

services for diagnosing and guiding patient	Total Empire			1,753,590	602,569

therapeutic treatments. (Health Care) www.empiregenomics.com

Subtotal Control Investments				$1,753,590	$602,569

TOTAL INVESTMENTS – 102.9%				$47,096,853	$59,807,395
OTHER ASSETS IN EXCESS OF LIABILITIES – (2.9%)					($1,687,574)

NET ASSETS – 100%					$58,119,821

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At June 30, 2021, restricted securities represented 85% of the fair value of the investment portfolio. This includes $10,457,991, or 18% of the portfolio, of restricted and currently non-saleable shares of ACV Auctions, Inc. (NASDAQ: ACVA) (“ACV”). Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2021, ASC 820 designates 67% of the Corporation’s investments as “Level 3” assets, and also identifies the restricted holdings of ACVA, 18% of investments as Level 2 assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of June 30, 2021, the total cost of investment securities was approximately $47.1 million. Net unrealized appreciation was approximately $12.7 million, which was comprised of $23.5 million of unrealized appreciation of investment securities and ($10.8) million of unrealized depreciation of investment securities. At June 30, 2021, the aggregate gross unrealized gain for federal income tax purposes was $10.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($11.3) million. The net unrealized loss for federal income tax purposes was ($1.2) million based on a tax cost of $40.9 million.

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

(n) Publicly traded company.

(o) On March 24, 2021, ACV completed its initial public offering of its Class A common stock. The closing price for ACV’s Class A common stock was $25.63 per share on June 30, 2021. ACV’s Class A common stock had a trading range on Nasdaq between $22.83 to $37.04 for the period April 1 through June 30, 2021. Rand’s ACV holdings consist of 147,645 shares of Class A common stock and 442,935 shares of Class B common stock. The Class A common stock are freely tradable and are valued at $24.85 per share, which is the average closing price of the Class A common stock for the last three trading days of the quarter. The Class B restricted common stock are nonsaleable through September 20, 2021, or earlier if certain conditions are met, and are valued at the average closing price of the Class A common stock for the last three trading days of the quarter and have been discounted due to the transfer restriction and are valued at $23.61 per share.

(p) Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend / Fee Income (3)
Control
Investments:
Empire Genomics	$444,915.88 Secured Promissory Note at
	8% due December 31, 2026.	$—	$—	$444,915	$—	$444,915	$—	$2,867
	1,576,499 common shares.	—	—	157,654	—	157,654	—	—

	Total Empire	$—	$—	$602,569	$—	$602,569	$—	$2,867

	Total Control Investments	$—	$—	$602,569	$—	$602,569	$—	$2,867

Affiliate
Investments:
BMP Swanson	$1,600,000 Term Note at 12% due
Holdco, LLC	September 4, 2026	$—	$—	$1,600,000	$—	$1,600,000	$—	$65,156
	Preferred Membership Interest for 9.29%	—	—	233,333	—	233,333	—	—

	Total BMP Swanson	—	—	1,833,333	—	1,833,333	—	65,156

Carolina Skiff LLC	6.0825% Class A Common Membership
	interest.	1,500,000	—	—	—	1,500,000	—	81,801

ClearView Social,	312,500 Series Seed Plus Preferred.	200,000	—	—	(200,000)	—	135,430	—
Inc.

Filterworks	$2,283,702 Term Note at 12%.	2,349,831	—	23,688	—	2,373,519	—	165,818
Acquisition USA,	562.5 Class A Units.	562,500	—	—	—	562,500	—	—

LLC	Total Filterworks	2,912,331	—	23,688	—	2,936,019	—	165,818

ITA Acquisition	$1,900,000 Term Note at 12% (+2%
	PIK) due June 22, 2026.	—	—	1,900,000	—	1,900,000	—	5,911
	(g) $1,500,000 Term Note at 12% (+2%
	PIK) due June 22, 2026.	—	—	1,500,000		1,500,000	—	4,667
	(g) 500 Class A Preferred Units and 500
	Class B Common Units.	—	—	500,000	—	500,000	—	—

	Total ITA	—	—	3,900,000		3,900,000	—	10,578

Knoa Software, Inc.	973,533 Series A-1 Convertible
	Preferred.	544,860	—	—	—	544,860	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,024,015	—	—	—	1,024,015	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision	$1,500,000 Subordinated Promissory
	Note at 10%.	1,411,997	—	88,003	(1,500,000)	—	—	126,711
	Membership Interest Purchase Warrant
	for 5%.	95,000	—	—	—	95,000	—	—

	Total Microcision	1,506,997	—	88,003	(1,500,000)	95,000	—	126,711

New Monarch	22.84 Common.	22,841	—	—	—	22,841	—
Machine Tool, Inc.

OnCore Golf	300,483 Series AA Preferred.	300,000	—	—	—	300,000	—	—
Technology, Inc.

SciAps, Inc.	187,500 Series A Preferred.	—	—	—	—	—	—	—
	274,299 Series A-1 Convertible
	Preferred.	—	—	—	—	—	—	—
	117,371 Series B Convertible Preferred.	—	—	—	—	—	—	—
	113,636 Series C Convertible Preferred.	—	—	—	—	—	—	—
	369,698 Series C-1 Convertible
	Preferred.	—	—	—	—	—	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1
	Preferred.	—	—	—		—
	$1,500,000 Subordinated Promissory
	Note at 12%.	1,465,000	—	7,500	—	1,472,500	—	107,500

	Total SciAps	1,715,000	—	7,500	—	1,722,500	—	107,500

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend / Fee Income (3)
Seybert’s Billiards	$1,400,000 Term Note at 12% (+2% PIK)
Corporation	due January 19, 2026.	—	—	1,389,712	—	1,389,712	—	108,376
	Warrant for 4%.	—	—	25,000		25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2%
	PIK) due January 19, 2026.	—	—	1,389,712	—	1,389,712	—	94,280
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	2,829,424		2,829,424	—	202,656

Tilson Technology	120,000 Series B Preferred.	1,950,000	—	—	—	1,950,000	—	26,250
Management, Inc.	21,391 Series C Preferred.	347,604	—	—	—	347,604	—	—
	70,176 Series D Preferred.	1,140,360	—	—	—	1,140,360	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	750,003	—	—	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	—	—	—	22,036	—	—

	Total Tilson	4,710,015	—	—	—	4,710,015	—	26,250

	Total Affiliate Investments	$13,891,199	—	$8,681,948	($1,700,000)	$20,873,147	$135,430	$786,470

	Total Control and Affiliate Investments	$13,891,199	—	$9,284,517	($1,700,000)	$21,475,716	$135,430	$789,337

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2021 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2021
Software	39.2%
Professional Services	14.8
Manufacturing	14.8
Consumer Product	11.7
BDC Investment Fund	9.2
Automotive	4.9
Healthcare	4.6
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 56.8% of net assets: (j)
ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	14.2%
Buffalo, NY. Live mobile wholesale auctions for
new and used car dealers. (Software) www.acvauctions.com

Advantage 24/7 LLC (g)(h)	$140,000 Term Note at 7% due	1/1/19	0%			0.1%
Williamsville, NY. Marketing program for wine and	January 1, 2022.			55,000	55,000
spirits dealers. (Marketing Company) www.advantage24-7.com

Apollo Investment Corporation NASDAQ: AINV	35,000 shares.	3/16/20	<1%	364,084	371,700	0.8%
(n) Public BDC
New York, NY.

Ares Capital Corporation NASDAQ: ARCC (n)	27,000 shares.	3/16/20	<1%	343,460	451,800	1.0%
Public BDC
New York, NY.

Barings BDC, Inc. NYSE: BBDC (n) Public BDC	40,000 shares.	8/13/20	<1%	333,352	366,933	0.8%
New York, NY.

Caitec, Inc.	$1,750,000 Subordinated	11/6/20	2%			8.3%
Halethorpe, MD. Pet product manufacturer.	Secured Promissory Note at
(Manufacturing)	12% (+2% PIK) due June 1,
www.caitec.com	2026.			1,755,351	1,755,351
	150 Class A Units.	11/6/20	2%	150,000	150,000
	(g) $1,750,000 Subordinated	11/6/20
	Secured Promissory Note at
	12% (+2% PIK) due June 1,
	2026.			1,755,351	1,755,351
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,810,702	3,810,702

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	3/19/18	<1%	200,000	320,042	3.0%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.	3/19/18		101,342	566,132
company that helps self-insured employers and	298,347 Series B Preferred.	11/9/20		500,000	500,000

their employees save money and have a better	Total Centivo			801,342	1,386,174

experience.
(Health Care) www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.3%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10%
offers a comprehensive menu of assay services for	due February 28, 2021.			1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at	10/1/18
(Health Care)	9% due February 28, 2021.			444,915	444,915

www.empiregenomics.com	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com

FS KKR Capital Corp. NYSE: FSK (n) Public BDC	25,000 shares.	3/16/20	<1%	338,980	412,417	0.9%
Philadelphia, PA.

GiveGab, Inc. (e)(g)	5,084,329 Series Seed	1/14/15	4%			1.3%
Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	Preferred.			616,221	616,221

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Golub Capital BDC, Inc. NASDAQ: GBDC	31,250 shares.	3/16/20	<1%	403,910	435,520	0.9%
(n) Public BDC
New York, NY.

GoNoodle, Inc. (g)(l)	$1,500,000 Secured Note at 12%	11/1/19	<1%			3.3%
Nashville, TN. Student engagement education	(1% PIK) due September 30, 2024.			1,517,539	1,517,539
software providing core aligned physical activity	Warrant for 47,324 Series C	3/1/15
breaks. (Software)	Preferred.			25	25
www.gonoodle.com	Warrant for 21,948 Series D	11/1/19
	Preferred.			38	38

	Total GoNoodle			1,517,602	1,517,602

HDI Acquisition LLC (Hilton Displays) (l)	$1,245,119 Term Loan at 12%	11/8/19	0%			2.8%
Greenville, NC. HDI is engaged in manufacturing,	(+2% PIK) due June 20, 2023.			1,275,140	1,275,140
installation and maintenance of signage and brands.
(Manufacturing) www.hiltondisplays.com

Lumious (Tech 2000, Inc.) (g)	$850,000 Replacement Term Note	11/16/18	0%			1.9%
Herndon, VA. Develops and delivers IT	at 14% due November 15, 2021.			860,777	860,777
training.
(Software) www.t2000inc.com

Mattison Avenue Holdings LLC (l)	$1,031,406 Second Amended,	11/8/19	0%			2.5%
Dallas, TX. Provider of upscale salon spaces for	Restated and Consolidated
lease. (Professional Services)	Promissory Note at 14% (2% PIK)
www.mattisonsalonsuites.com	due June 9, 2022.			1,122,204	1,122,204

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured	10/22/12	4%			1.1%
Williamsville, NY. Full-service accounts	Note at 13% (8% effective August
receivable management and collections	2020) due January 31, 2022.			1,199,040	500,000
company. (Contact Center)	(e) $150,000 Subordinated	6/30/14
www.mercantilesolutions.com	Debenture at 8% due January 31,
	2022.			150,000	—
	Warrant for 3.29% Membership	10/22/12
	Interests. Option for 1.5%
	Membership Interests.			97,625	—

	Total Mercantile			1,446,665	500,000

Open Exchange, Inc.(e) (g)	397,899 Series C Preferred.	11/13/13	4%	1,193,697	543,283	1.4%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	108,656

Lincoln, MA. Online presentation and training	Total Open Exchange			1,401,940	651,939

software. (Software) www.openexc.com

Owl Rock Capital Corporation NYSE:	30,000 shares.	3/16/20	<1%	347,067	380,900	0.8%
ORRC (n) Public BDC
New York, NY.

PennantPark Investment Corporation	100,000 shares.	8/13/20	<1%	370,130	458,667	1.0%
NASDAQ: PNNT (n) Public BDC
New York, NY.

PostProcess Technologies, Inc. (e)(g)	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	1.0%
Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	1.5%
Ithaca, NY. Developer of fully automated	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and diagnostic	(g) 50,593 Common.	10/24/09		—	—
testing devices. (Health Care)	(g) 589,420 Series B Preferred.	9/29/15		702,732	702,732

www.rheonix.com	Total Rheonix			2,802,731	702,732

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Science and Medicine Group, Inc. (SMG) (g)	$1,900,000 Participation Agreement	7/31/20	0%			4.1%
Arlington, VA. Research and advisory firm	of $5,000,000 Promissory Note at
serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care) www.scienceandmedicinegroup.com	12% due March 5, 2023.			1,900,000	1,900,000

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	92,425	0.7%
New York, NY. Provides instant analysis of	1,204,819 Series B-1 Preferred.	4/8/14		750,000	138,637
social networks using a proprietary,	717,772 Series C Preferred.	6/26/15		500,000	92,425

predictive analytic algorithm to optimize	Total Social Flow			1,750,000	323,487

advertising and publishing. (Software) www.socialflow.com

Somerset Gas Transmission Company,	26.5337 Units.	4/1/05	3%	719,097	500,000	1.1%
LLC (e)(m)
Columbus, OH. Natural gas transportation.
(Oil and Gas) www.somersetgas.com

TCG BDC, Inc. NASDAQ: CGBD (n) Public	40,000 shares.	8/13/20	<1%	376,996	418,400	0.9%
BDC
New York, NY.

Subtotal Non-Control/Non-Affiliate
Investments				$25,884,428	$26,157,302

Affiliate Investments – 30.1% of net assets (k) Carolina Skiff LLC (g)(m)	6.0825% Class A Common	1/30/04	7%			3.2%
Waycross, GA. Manufacturer of ocean	Membership Interest.			$15,000	$1,500,000
fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g)	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%
Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			6.3%
Deerfield Beach, FL. Provides spray booth	PIK) due December 4, 2023.			2,349,831	2,349,831
equipment, frame repair machines and paint booth	562.5 Class A Units.			562,500	562,500

filter services for collision shops. (Automotive)	Total Filterworks			2,912,331	2,912,331

www.filterworksusa.com

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			2.2%
New York, NY. End user experience	Preferred.			750,000	544,860
management and performance (EMP)	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

solutions utilizing enterprise applications.	Total Knoa			1,229,155	1,024,015

(Software) www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Microcision LLC (g)	$1,500,000 Subordinated Promissory	1/10/20	5%			3.3%
Pennsauken Township, NJ. Manufacturer of	Note at 11% due January 10, 2025.			1,411,997	1,411,997
precision machined medical implants,	Membership Interest Purchase	1/10/20
components and assemblies.	Warrant for 5%.			110,000	95,000

(Manufacturing)	Total Microcision			1,521,997	1,506,997

www.microcision.com

New Monarch Machine Tool, Inc. (e)(g)	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%
Cortland, NY. Manufactures and services vertical/horizontal machining centers.
(Manufacturing) www.monarchmt.com

OnCore Golf Technology, Inc. (e)(g)	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.7%
Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation.
(Consumer Product) www.oncoregolf.com

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	—	3.7%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible	4/4/14
producing portable analytical devices using XRF,	Preferred.			504,710	—
LIBS and RAMAN spectroscopy to identify	117,371 Series B Convertible	8/31/15
compounds, minerals, and elements.	Preferred.			250,000	—
(Manufacturing)	113,636 Series C Convertible	4/7/16
www.sciaps.com	Preferred.			175,000	—
	369,698 Series C1 Convertible	4/7/16
	Preferred.			399,274	—
	147,059 Series D Convertible	5/9/17
	Preferred.			250,000	250,000
	Warrant to purchase Series D-1	5/9/17
	Preferred.			45,000	—
	$1,500,000 Secured Subordinated	4/23/20
	Promissory Note at 12% due April
	23, 2023.			1,465,000	1,465,000

	Total SciAps			4,588,984	1,715,000

	(i) Interest receivable $123,500.

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	10.2%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	347,604
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	1,140,360
management for cellular, fiber optic and wireless	*15,385 Series E Preferred.	3/15/19		500,012	500,012
systems providers. Its affiliated entity, SQF, LLC	211,567 SQF Hold Co. Common.	3/15/19		—	22,036
is a CLEC supporting small cell 5G deployment.	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	4,710,015

www.tilsontech.com	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$14,835,885	$13,891,199

TOTAL INVESTMENTS – 86.9%				$40,720,313	$40,048,501

OTHER ASSETS IN EXCESS OF LIABILITIES – 13.1%					$6,056,329

NET ASSETS – 100%					$46,104,830

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$—	$—	$—	$—	$—	$—	$—

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$—	$—	$—	$—	$—	($359,000)	$—
	1,032,918 Series B Preferred Membership Units.	—	—	—	—	—	(261,277)	—
	$262,626.64 Convertible Secured Notes at 8%.	—	—	—	—	—	(262,627)	—

	Total BeetNPath	—	—	—	—	—	(882,904)	—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	(250,000)	—	—	1,500,000	—	66,230

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	—	200,000	—	—

Filterworks	$2,283,702 Term Note at 12%.	2,302,653	—	47,178	—	2,349,831	—	330,251
Acquisition USA, LLC	562.5 Class A Units.	562,500	—	—	—	562,500	—	—

	Total Filterworks	2,865,153	—	47,178	—	2,912,331	—	330,251

Genicon, Inc.	1,586,902 Series B Preferred.	—	—	—	—	—	(1,000,000)	—
	$3,250,000 Promissory Notes at 10%.	500,000	(500,000)	—	—	—	(3,743,377)	17,054
	$250,000 Promissory Note at 10%	250,000	(250,000)	—	—	—	(262,184)	—
	Warrant for Common.	—	—	—	—	—	(120,000)	—

	Total Genicon	750,000	(750,000)	—	—	—	(5,125,561)	17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	—	—	—	—	—	(400,000)	—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	(205,140)	—	—	544,860	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,229,155	(205,140)	—	—	1,024,015	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision	$1,500,000 Subordinated Promissory Note at 10%.	—	—	1,500,000	(88,003)	1,411,997	—	187,414
	Membership Interest Purchase Warrant for 5%	—	(15,000)	110,000	—	95,000	116,991	—

	Total Microcision	—	(15,000)	1,610,000	(88,003)	1,506,997	116,991	187,414

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	—	—	—	22,841	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	—	300,000	—	—

SciAps, Inc.	187,500 Series A Preferred.	—	—	—	—	—	—	—
	274,299 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	117,371 Series B Convertible Preferred.	250,000	(250,000)	—	—	—	—	—
	113,636 Series C Convertible Preferred.	175,000	(175,000)	—	—	—	—	—
	369,698 Series C-1 Convertible Preferred.	399,274	(399,274)	—	—	—	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	(45,000)	45,000		—
	$1,500,000 Subordinated Promissory Note at 12%.	—	—	1,500,000	(35,000)	1,465,000	—	147,667

	Total SciAps	1,074,274	(869,274)	1,545,000	(35,000)	1,715,000	—	147,667

Teleservices Solutions	250,000 Class B Preferred Units.	—	—	—	—	—	(250,000)	—
Holdings, LLC	1,000,000 Class C Preferred Units.	—	—	—	—	—	(1,190,680)	—
	80,000 Class D Preferred Units.	—	—	—	—	—	(91,200)	—
	PIK Dividend for Series C and D at 12% and 14%, respectively.	—	—	—	—	—	(104,198)	—

	Total Teleservices	—	—	—	—	—	(1,636,078)	—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of I nvestment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology Management, Inc.	120,000 Series B Preferred.	1,950,000	—	—	—	1,950,000	—	52,500
	21,391 Series C Preferred.	347,604	—	—	—	347,604	—	—
	70,176 Series D Preferred.	1,140,360	—	—	—	1,140,360	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	—	—	750,003	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	—	—	—	22,036	—	—

	Total Tilson	3,960,012	—	750,003	—	4,710,015	—	52,500

	Total Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

	Total Control and Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business - Regulations - Business Development Company Regulations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In connection with the completion of the Transaction, Rand has shifted to an investment strategy focused on higher yielding debt investments and intends to elect U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. This 2020 cash dividend is expected to represent over 90% of estimated taxable income of Rand for 2020.

The Board of Directors declared a quarterly cash dividend of $0.10 per share on February 26, 2021 to shareholders of record as of March 15, 2021. This quarterly cash dividend was paid on March 29, 2021. The Board of Directors declared a second quarter cash dividend of $0.10 per share on April 29, 2021 to shareholders of record as of June 2, 2021 which was paid on June 16, 2021.

In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. The following investments are held in blocker companies: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Hold Co., LLC (the “Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

The accompanying financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand SBIC, Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand ITA Holdings Corp., Rand Filterworks Holdings Corp., and Rand BMP Swanson Hold Co., LLC, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Reclassification - Certain balance sheet accounts have been reclassified to comply with regulatory rules.

Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments - The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

Fair Value of SBA Debentures - In March 2021, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 1.667%, excluding a mandatory SBA annual charge estimated to be 0.271%, resulting in a total estimated ten-year fixed rate of 1.938%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Qualifying Assets - More than 70% of the Corporation’s investments were made in qualifying privately held small business enterprises, that were not investment companies, are principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

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

SBA Debentures - The Corporation had $11,000,000 in outstanding SBA debentures at June 30, 2021 and December 31, 2020, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at June 30, 2021. The debentures are presented net of deferred debenture costs (See Note 6 “SBA Debentures”). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029.

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

Supplemental Cash Flow Information - Income taxes paid (refunded) during the six months ended June 30, 2021 and 2020 were $27,902 and ($380,890), respectively. Interest paid during each of the six months ended June 30, 2021 and 2020 was $187,985 and $189,023, respectively. The Corporation converted $116,418 and $175,596 of interest receivable into investments during the six months ended June 30, 2021 and 2020, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2021 and December 31, 2020, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 22, 2022. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2020. No shares of common stock were repurchased during the six months ended June 30, 2021 and 1,300 shares were repurchased for a total cost of $14,304 during the six months ended June 30, 2020.

In May 2020, the Corporation effected a 1-for-9 reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split affected all issued and outstanding shares of its common stock, including shares held in treasury. The Reverse Stock Split reduced the number of issued and outstanding shares of the Corporation’s common stock from 23,845,470 shares and

23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The Reverse Stock Split did not change the authorized number of shares or the par value of the Corporation’s common stock. Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split, as applicable. The Reverse Stock Split affected all shareholders uniformly and did not alter any shareholder’s percentage interest in the Corporation’s outstanding common stock, except for minor adjustments resulting from the cash payment received for any fractional shares that would have been received as a result of the Reverse Stock Split.

Income Taxes – The Corporation intends to elect U.S. federal tax treatment as a RIC as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, the Corporation is required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code (as defined below), for each tax year. If the Corporation makes the requisite distributions to its shareholders, this will generally relieve the Corporation from any requirement to pay corporate-level U.S. federal income taxes with respect to all income distributed to its shareholders.

In anticipation of the RIC election and in accordance with GAAP, a net deferred tax asset of $1,451,658 was eliminated during the first quarter of 2020. This asset related to book/tax differences that are no longer applicable now that the Corporation intends to elect RIC status for income tax purposes.

Certain investments that generate non-qualifying income for RIC purposes, and the deferred tax liability related to these investments of $247,460, were contributed to the Corporation’s blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxes.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2021 or December 31, 2020.

Under the provisions of Section 382 the Internal Revenue Code of 1986, as amended, (the “Code”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transaction, the Corporation was able to utilize its remaining federal net operating losses (“NOL”). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), made changes to the NOL carryback rules for businesses, and the Corporation was able to carryback a portion of its NOL under the CARES Act receiving a tax benefit of $90,141 during the six months ended June 30, 2020.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through 2020.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There was $2,627 recognized for the six months ended June 30, 2021 and no amounts recognized for the six months ended June 30, 2020.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2021
ACV Auctions, Inc. (ACV)	24%
Open Exchange, Inc. (Open Exchange)	9%
Tilson Technology Management, Inc. (Tilson)	8%
ITA Acquisition, LLC (ITA)	7%
Caitec, Inc. (Caitec)	6%

December 31, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	12%
Caitec, Inc. (Caitec)	10%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Science and Medicine Group, Inc. (SMG Group)	5%

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

At June 30, 2021, 15% of the Corporation’s investments are Level 1, 18% are in Level 2 and 67% of the are in Level 3. At December 31, 2020, 8% of the Corporation’s investments were Level 1 investments and 92% were Level 3 investments. There were no Level 2 investments at December 31, 2020.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2021:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$1,026,219	$7,638,112	$9,164,331
Non-Control/Non-Affiliate Loan and Debt	3,588,901	2,385,913	—	3,586,152	9,560,966

Total Non-Control/Non-Affiliate	$3,588,901	$2,885,913	$1,026,219	$11,224,264	$18,725,297

Affiliate Equity	$2,062,500	$22,841	$1,274,015	$5,888,348	$9,247,704
Affiliate Loan and Debt	2,373,519	—	—	9,251,924	11,625,443

Total Affiliate	$4,436,019	$22,841	$1,274,015	$15,140,272	$20,873,147

Control Equity	$—	$—	$—	$157,654	$157,654
Control Debt	—	—	—	444,915	444,915

Total Control	$—	$—	$—	$602,569	$602,569

Total Level 3 Investments	$8,024,920	$2,908,754	$2,300,234	$26,967,105	$40,201,013

Range	5-6X	1X	2X-4X	Not Applicable

Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price

Weighted Average	5.5X	1X	2.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2021:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$11,692,750	$—	$—	$11,692,750
Debt investments	9,938,574	—	—	9,938,574
Equity investments	38,176,071	9,148,391	10,457,991	18,569,689

Total	$59,807,395	$9,148,391	$10,457,991	$40,201,013

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2020:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$6,771,394	$—	$—	$6,771,394
Debt investments	9,799,365	—	—	9,799,365
Equity investments	23,477,742	3,296,337	—	20,181,405

Total	$40,048,501	$3,296,337	$—	$36,752,164

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gain included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
GiveGab, Inc. (Givegab)	—	—	1,817,350	1,817,350

Total realized gains	—	—	1,952,780	1,952,780
Unrealized gains/(losses) included in net change in net assets from operations:
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)

Total unrealized gains (losses)	—	—	4,795,333	4,795,333
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	35,450	—	—	35,450
Filterworks Acquisition USA, LLC (Filterworks)	—	23,688	—	23,688
GoNoodle, Inc. (GoNoodle)	—	7,597	—	7,597
HDI Acquisition LLC (Hilton Displays)	—	12,855	—	12,855
ITA Acquisition, LLC (ITA)	3,400,000	—	500,000	3,900,000
Mattison Avenue Holdings LLC (Mattison)	673,091	5,611	—	678,702
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seybert’s)	—	2,779,424	50,000	2,829,424
SciAps, Inc. (Sciaps)	—	7,500	—	7,500
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	5,708,541	2,924,678	783,333	9,416,552
Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(15,000)	—	—	(15,000)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,433,571)	(2,433,571)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,915,000)	(1,500,000)	(2,769,001)	(6,184,001)
Transfers within Level 3	1,127,815	(1,285,469)	157,654	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance June 30, 2021, of Level 3 Assets	$11,692,750	$9,938,574	$18,569,689	$40,201,013

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	$13,382,354

Net realized gain on investments for the period included in changes in net assets	$2,128,105

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	—	—	36,877
Microcision LLC (Microcision)	—	56,916	—	56,916
Outmatch Holdings, LLC (Outmatch)	—	—	2,318,253	2,318,253

Total Realized Gains	36,877	56,916	2,318,253	2,412,046
Unrealized Losses included in net change in net assets from operations:
Genicon, Inc. (Genicon)	—	(515,804)	—	(515,804)

Total Unrealized Losses	—	(515,804)	—	(515,804)
Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	—	89,389	—	89,389
Filterworks Acquisition USA, LLC (Filterworks)	—	23,341	—	23,341
Genicon	—	15,804	—	15,804
GoNoodle, Inc. (GoNoodle)	—	7,522	—	7,522
HDI Acquisition LLC (Hilton Displays)	—	12,666	—	12,666
Mattison Avenue Holdings LLC (Mattison)	—	42,678	—	42,678
Microcision	—	(99,001)	110,000	10,999
SciAps, Inc. (Sciaps)	—	1,457,500	45,000	1,502,500
Tilson Technology Management, Inc. (Tilson)	—	—	750,003	750,003

Total Purchases of Securities/Changes to Securities/Non-cash conversions	—	1,549,899	905,003	2,454,902
Repayments and Sale of Securities:
Advantage 24/7	(36,877)	—	—	(36,877)
Microcision LLC (Microcision)	—	(56,916)	—	(56,916)
Outmatch Holdings, LLC (Outmatch)	—	—	(4,463,749)	(4,463,749)

Total Repayments and Sale of Securities	(36,877)	(56,916)	(4,463,749)	(4,557,542)
Transfers within Level 3	250,000	(250,000)	—	—

Ending Balance June 30, 2020, of Level 3 Assets	$1,820,692	$14,431,202	$20,562,500	$36,814,394

Change in unrealized depreciation on investments for the period included in changes in net assets	($522,086)

Net realized gain on investments for the period included in changes in net assets	$2,412,046

Note 4. OTHER ASSETS

At June 30, 2021 and December 31, 2020, other assets was comprised of the following:

	June 30, 2021	December 31, 2020
Dividend receivable	$96,060	$65,700
Prepaid expenses	50,737	8,400
Escrow receivable	35,766	—

Total other assets	$182,563	$74,100

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2021 or December 31, 2020.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	June 30, 2021	December 31, 2020
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(156,575)	(175,413)

Debentures guaranteed by the SBA, net	$10,843,425	$10,824,587

The weighted average interest rate, including the SBA annual fee, at June 30, 2021, was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10-year maturity date. As of June 30, 2021, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at June 30, 2021 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000

Total Outstanding	$11,000,000

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and six months ended June 30, 2021 and 2020, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2021	$264,892	$52,003,545	($1,545,834)	$3,154,601	$53,877,204
Payment of Dividend	—	—	—	(258,217)	(258,217)
Net increase in net assets from operations	—	—	—	4,500,834	4,500,834

June 30, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,865,666	$54,058,653
Payment of Dividend	864,910	—	—	(5,621,516)	(4,756,606)
Purchase of treasury shares	—	—	(14,304)	—	(14,304)
Net increase in net assets from operations	—	—	—	423,571	423,571

June 30, 2020	$2,384,547	$34,142,455	($1,483,409)	$14,667,721	$49,711,314

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of Dividend	—	—	—	(516,602)	(516,602)
Net increase in net assets from operations	—	—	—	12,531,593	12,531,593

June 30, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516
Payment of Dividend	864,910	—	—	(5,621,516)	(4,756,606)
Purchase of treasury shares	—	—	(14,304)	—	(14,304)
Net increase in net assets from operations	—	—	—	853,708	853,708

June 30, 2020	$2,384,547	$34,142,455	($1,483,409)	$14,667,721	$49,711,314

Note 8. RELATED PARTY TRANSACTIONS

Investment Management Agreement

Effective with the Closing, RCM, a registered investment adviser, has been retained by the Corporation as its external investment adviser and administrator. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three and six months ended June 30, 2021, the Base Management Fee was $212,907 and $388,516, respectively. For the three and six months ended June 30, 2020, the Base Management Fee was $141,386 and $281,763, respectively. At June 30, 2021 and December 31, 2020, the Corporation had $212,907 and $155,318 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

In addition, the Corporation had $1,681 payable at December 31, 2020 to RCM for the expenses associated with the Administration Agreement. There were no amounts payable to RCM for expenses associated with the Administration Agreement at June 30, 2021.

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

For both the six months ended June 30, 2021 and the six months ended June 30, 2020, there were no Income Based Fees earned under the Investment Management Agreement.

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

No capital gains incentive fees were earned by the Corporation’s investment adviser, RCM, as calculated under the Investment Management Agreement, for the year ended December 31, 2020. Realized gains during the quarter ending June 30, 2021, resulted in approximately $32,000 of eligible fees accrued under the formula for the six-month period ended June 30, 2021. As of June 30, 2021, there was no capital gains fee actually payable under the Investment Management Agreement to RCM, as such amounts remain unaudited at June 30, 2021, and the final calculations are determined annually, and is subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of the 2021. In accordance with U.S. generally accepted accounting principles (GAAP), the Corporation is required to cumulatively accrue a capital gains incentive fee in the amount of $3,660,000 as of June 30, 2021, which represents both the interim earned fee, and the fee due based on net portfolio appreciation.

In determining whether a capital gains incentive fee accrual is necessary, GAAP requires a company to consider the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, despite the fact that such unrealized capital appreciation is not used by the Corporation in determining the amount of capital gains fee actually payable under the Investment Management Agreement. A capital gains incentive fee accrual under GAAP is calculated using the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. The Corporation has not paid any capital gains incentive fees to date. There can be no guarantee that the Corporation will realize the unrealized capital appreciation, upon which this accrual has been calculated, in the future.

Investment Adviser Change in Control

In late 2020, Rand’s Board of Directors was advised by RCM that Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, intended to acquire a controlling interest in RCM, which was then-currently majority owned by East. Section 15(a) of the 1940 Act provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as was to be caused by East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” The Special Meeting of Rand’s shareholders was held on December 16, 2020 and the shareholders approved the new Investment Management Agreement with RCM. The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and the new Administration Agreement with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. As described in greater detail above, pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the six months ended June 30, 2021 and 2020. Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split that occurred during May 2020.

	Six months ended June 30, 2021 (Unaudited) (2)	Six months ended June 30, 2020 (Unaudited) (2)
Income (loss) from investment operations (1):
Investment income	$0.71	$0.50
Expenses	1.85	0.38

Investment (loss) income before income taxes	(1.14)	0.12
Income tax expense (benefit)	0.01	(0.16)

Net investment (loss) income	(1.15)	0.28
Net realized and unrealized gain on investments	6.00	0.05

Increase in net assets from operations	4.85	0.33
Purchase of treasury shares	—	(0.01)
Payment of cash dividend	(0.20)	(1.83)
Effect of the Reverse Stock Split	—	(5.93)

Increase (decrease) in net assets	4.65	(7.44)

Net asset value, beginning of period	17.86	32.93

Net asset value, end of period	$22.51		$25.49

Per share market price, end of period	$16.75		$10.97

Total return based on market price	(4.83%	)	(54.5%	)
Total shareholder return (includes dividends paid)	3.86%		(45.4%	)
Total return based on net asset value	26.06%		(7.3%	)
Supplemental data:
Ratio of operating expenses before income taxes to average net assets	9.18%		1.92%
Ratio of operating expenses including income taxes to average net assets	9.22%		4.54%
Ratio of net investment (loss) income to average net assets	(5.71%	)	1.43%
Debt/Equity ratio	18.7%		21.7%
Portfolio turnover	22.6%		10.7%
Net assets, end of period	$58,119,821		$49,711,314
Weighted shares outstanding, end of period	2,582,169		1,950,058

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
(2)	Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split.

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

On December 16, 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”), an entity controlled by James Morrow, planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East. Section 15(a)(4) of the 1940 Act provides that any investment management contract, such as the Prior Investment Management Agreement, terminates automatically upon its “assignment.” Section 2(a)(4) of the 1940 Act provides that the transfer of a controlling interest of an investment adviser, such as East’s transfer of its controlling interest in RCM to Callodine (the “Adviser Change in Control”), constitutes an “assignment.” The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met. In connection with retaining RCM as our investment adviser and administrator, Rand’s management and staff became employees of RCM.

We intend to elect U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2021, we are in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

In connection with the preparation for our RIC election, we paid a special dividend of $23.7 million, or approximately $1.62 per share, on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”), in cash and stock to shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since our inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid using approximately 8.6 million shares of the Corporation’s common stock.

The Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020 that was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The 2020 cash dividend is expected to represent over 90% of our estimated taxable income for 2020.

To maintain our RIC status, we are required to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a regular quarterly cash dividend.

The Board of Directors declared a quarterly cash dividend of $0.10 per share on February 26, 2021 to shareholders of record as of March 15, 2021. This quarterly cash dividend was paid on March 29, 2021. The Board of Directors declared a second quarter cash dividend of $0.10 per share on April 29, 2021 to shareholders of record as of June 2, 2021 which was paid on June 16, 2021.

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

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

On March 29, 2021, the SEC approved a new exemptive relief order (the “New Order”) reflecting the new organizational structure of RCM and its affiliates after the Adviser Change of Control. This New Order supersedes the Order and permits, subject to compliance with specified conditions, the Corporation to co-invest with funds managed by the Adviser and its affiliates under the Adviser’s current ownership structure after the completion of the Adviser Change in Control.

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

Financial Condition

Overview:

	June 30, 2021	December 31, 2020	Increase	% Increase
Total assets	$73,438,428	$60,966,942	$12,471,486	20.5%
Total liabilities	15,318,607	14,862,112	456,495	3.1%

Net assets	$58,119,821	$46,104,830	$12,014,991	26.1%

Net asset value per share (NAV) was $22.51 at June 30, 2021 and $17.86 at December 31, 2020.

Our gross outstanding SBA debentures at June 30, 2021 were $11,000,000 and they mature from 2022 through 2029. Cash and cash equivalents approximated 22% of net assets at June 30, 2021, as compared to 44% at December 31, 2020.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2021	December 31, 2020	Increase	% Increase
Investments, at cost	$47,096,853	$40,720,313	$6,376,540	15.7%
Unrealized appreciation (depreciation), net	12,710,542	(671,812)	13,382,354	NA

Investments, at fair value	$59,807,395	$40,048,501	$19,758,894	49.3%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 103% of net assets at June 30, 2021 versus 87% of net assets at December 31, 2020.

With the completion of the Transaction, we have changed our investment objectives and strategy. Our new investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand since the closing of the Transaction and the investments to be made by Rand in the future are expected to be primarily in higher yielding debt investments and may include public equity in other business development companies that provide income through dividends and relatively more liquidity than our private company investments.

The change in investments during the six months ended June 30, 2021, at cost, is comprised of the following:

New investments:	Cost Increase (Decrease)
ITA Acquisition, LLC (ITA)	$3,900,000
Seybert’s Billiards Corporation (Seybert’s)	2,800,000
BMP Swanson Holdco, LLC (Swanson)	1,833,333
Mattison Avenue Holdings, LLC (Mattison)	667,130

TCG BDC, Inc. (TCG)	522,753
PennantPark Investment Corporation (PennantPark)	522,082
Apollo Investment Corporation (Apollo)	518,080
FS KKR Capital Corp. (FS KKR)	510,458

Total of new investments	11,273,836
Other changes to investments:
Microcision LLC (Microcision) OID amortization	88,003
Caitec, Inc. (Caitec) interest conversion	35,450
Seybert’s interest conversion and OID amortization	29,424
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	23,688
HDI Acquisition LLC (Hilton Displays) interest conversion	12,855
Mattison interest conversion	11,572
GoNoodle, Inc. (GoNoodle) interest conversion	7,597
SciAps, Inc. (Sciaps) OID amortization	7,500

Total of other changes to investments	216,089
Investments repaid, sold, liquidated or converted:
Science and Medicine Group, Inc. (SMG) repayment	(1,900,000)
Microcision repayment	(1,500,000)
Apollo sale	(882,164)
GiveGab, Inc. (Givegab) sale	(616,221)
ClearView Social Inc. (ClearView) sale	(200,000)
Advantage 24/7 LLC (Advantage) repayment	(15,000)

Total of investments repaid, sold, liquidated or converted	(5,113,385)

Net change in investments, at cost	$6,376,540

Results of Operations

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

Investment Income

	Three months ended June 30, 2021	Three months ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$642,206	$570,686	$71,520	12.5%
Interest from other investments	243	2,754	(2,511)	(91.2%)
Dividend and other investment income	137,047	94,438	42,609	45.1%
Fee income	31,541	6,667	24,874	373.1%

Total investment income	$811,037	$674,545	$136,492	20.2%

The total investment income that was received on a current basis during the three months ended June 30, 2021 was received from 23 portfolio companies. This contrasts with 13 portfolio companies generating current income during the three months ended June 30, 2020. The number of companies contributing to investment income increased due to the addition of more income generating portfolio companies in the last year.

Interest from portfolio companies - Interest from portfolio companies was approximately 13% higher during the three months ended June 30, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), ITA Acquisition, LLC (ITA), and Seybert’s Billiards Corporation (Seybert’s).

The following investment is on non-accrual status: a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents, and lower cash balances during the three months ended June 30, 2021 versus the same period in 2020.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested, including our investment in the shares of publicly traded business development companies (BDC). Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective periods were:

	Three months ended June 30, 2021	Three months ended June 30, 2020
FS KKR	$32,400	$34,000
TCG	30,960	—
PennantPark	23,400	—
Tilson Technology Management, Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,800	10,800
Owl Rock Capital Corporation (Owl Rock)	9,300	11,700
Golub Capital BDC, Inc. (Golub)	9,062	9,063
Barings BDC, Inc. (Barings)	8,000	—
Apollo	—	15,750

Total dividend and other investment income	$137,047	$94,438

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

The income associated with the amortization of financing fees was $17,445 and $6,667 for the three months ended June 30, 2021 and 2020, respectively. There were $14,096 in board fees for the three months ended June 30, 2021 and there were no board fees for the three months ended June 30, 2020.

Expenses

	Three months ended June 30, 2021	Three months ended June 30, 2020	Increase	% Increase
Total expenses	$1,619,958	$475,806	$1,144,152	240.5%

Expenses increased approximately $1,144,000 during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in operating expenses was primarily due to a $1,060,000 increase in the capital gains incentive fee accrual and an approximately $72,000 increase in the base management fee payable to RCM. The increase in capital gains incentive fees is due to our accrual during the three months ended June 30, 2021 of a capital gains incentive fee. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no incentive fees accrued for the three months ended June 30, 2020.

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

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment (loss) income for the three months ended June 30, 2021 and 2020 was ($810,887) and $198,739, respectively.

Realized Gain on Investments

	Three months ended June 30, 2021	Three months ended June 30, 2020	Change
Realized gain on investments before income taxes	$1,817,350	$18,595	$1,798,755

During the three months ended June 30, 2021, we sold our investment in Givegab and recognized a gain of $1,817,350.

During the three months ended June 30, 2020, we received escrow proceeds of approximately $21,000 from our investment in Outmatch, an investment we exited during the first quarter of 2020 and adjusted our realized gain from Advantage 24/7.

Change in Unrealized Depreciation of Investments

	Three months ended June 30, 2021	Three months ended June 30, 2020	Change
Change in unrealized depreciation of investments before income taxes	$3,495,322	$206,237	$3,289,085

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2021, was comprised of the following:

Three months ended June 30, 2021
Open Exchange, Inc. (Open Exchange)	$4,918,061
PennantPark Investment Corporation (Pennantpark)	215,800
FS KKR Capital Corp. (FS KKR)	89,100
Barings BDC, Inc. (Barings)	27,733
Ares Capital Corporation (Ares)	22,860
Golub Capital BDC, Inc. (Golub)	22,605
Owl Rock Capital Corporation (Owl Rock)	14,100
PostProcess Technologies, Inc. (Post Process)	(122,728)
ACV Auctions, Inc. (ACV)	(1,692,209)

Total change in net unrealized appreciation (depreciation) of investments before income taxes	$3,495,322

Ares, Barings, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At June 30, 2021, we held 442,935 shares of restricted Class B common stock and 147,645 shares of unrestricted Class A common stock. The Class A stock was valued using the three-day average closing price of $24.85. The Class B common stock was also valued using the three-day average closing price and was discounted due to trading restrictions on the Corporation’s Class B common stock, which expire no later than September 20, 2021. The Corporation valued its 442,935 restricted ACV shares at $23.61 at June 30, 2021.

In accordance with the Corporation’s valuation policy, we increased the value of our investment in Open Exchange based on a significant equity financing by new non-strategic outside investors that had a higher valuation for this portfolio company.

The valuation of our investment in Post Process, during the three months ended June 30, 2021, was decreased after a review of their operations and financial condition.

The change in unrealized depreciation, before income taxes, for the three months ended June 30, 2020 was comprised of the following:

Three months ended June 30, 2020
Ares Capital Corporation (Ares)	88,920
Apollo Investment Corporation (Apollo)	76,534
FS KKR Capital Corp. (FS KKR)	35,584
Owl Rock Capital Corporation (Owl Rock)	26,000
Genicon, Inc. (Genicon)	(5,613)
Golub Capital BDC, Inc. (Golub)	($15,188)

Total change in net unrealized depreciation of investments before income taxes during the three months ended June 30, 2020	$206,237

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

All of these valuation adjustments resulted from a review by RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

The net increase in net assets from operations on our consolidated statements of operations for the three months ended June 30, 2021 and 2020 was $4,500,834 and $423,571, respectively.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

Investment Income

	Six months ended June 30, 2021	Six months ended June 30, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,352,968	$1,106,387	$246,581	22.3%
Interest from other investments	12,870	86,004	(73,134)	(85.0%)
Dividend and other investment income	383,716	107,563	276,153	256.7%
Fee income	77,875	10,417	67,458	647.6%

Total investment income	$1,827,429	$1,310,371	$517,058	39.5%

The total investment income that was received on a current basis during the six months ended June 30, 2021 was received from 26 portfolio companies. This contrasts with 18 portfolio companies generating current income during the six months ended June 30, 2020. The number of companies contributing to investment income increased due to the addition of more income generating portfolio company investments in the last year.

Interest from portfolio companies – Interest from portfolio companies was approximately 22% higher during the six months ended June 30, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from Science and Medicine Group Inc. (SMG), Caitec, Inc. (Caitec), and Seybert’s Billiards Corporation (Seybert’s). In addition, interest income is higher due to an approximately $88,000 increase in OID income during the six months ended June 30, 2021 due to a first quarter 2021 loan payoff.

The following investment is on non-accrual status: a portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balances.

Interest from other investments - The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents, and lower cash balances during the six months ended June 30, 2021 versus the same period in 2020.

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

	Six months ended June 30, 2021	Six months ended June 30, 2020
Carolina Skiff LLC (Carolina Skiff)	$81,801	$—
FS KKR	64,800	34,000
TCG	62,780	—
Pennantpark	46,800	—
Apollo	27,360	15,750
Tilson	26,250	26,250
Ares	21,600	10,800
Owl Rock	18,600	11,700
Golub	18,125	9,063
Barings	15,600	—

Total dividend and other investment income	$383,716	$107,563

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

The income associated with the amortization of financing fees was $33,778 and $10,417 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Corporation recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument. There were $14,096 in board fees for the six months ended June 30, 2021 and there were no board fees for the six months ended June 30, 2020.

Expenses

	Six months ended June 30, 2021	Six months ended June 30, 2020	Increase	% Increase
Total expenses	$4,785,621	$992,312	$3,793,309	382.3%

Expenses increased approximately $3,800,000 during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in expenses was primarily due to a $3,660,000 increase in the capital gains incentive fee accrual and an approximately $107,000 increase in the base management fee payable to RCM. The increase in the capital gains incentive fee accrual is due to our accrual during the six months ended June 30, 2021 of a capital gains incentive fee, which accrual results from a requirement of GAAP. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement to RCM. However, as required by GAAP, the Corporation must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no incentive fees accrued for the six months ended June 30, 2020.

The base management fee is calculated on total assets less cash, and, as we deploy more capital into investments, the base management fee will increase accordingly.

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment (loss) income for the six months ended June 30, 2021 and 2020 was ($2,977,915) and $737,160, respectively.

Realized Gain on Investments

	Six months ended June 30, 2021	Six months ended June 30, 2020	Change
Realized gain on investments before income taxes	$2,128,105	$2,412,046	($283,941)

During the six months ended June 30, 2021, we sold our investment in Givegab and recognized a gain of $1,817,350 and sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000. In addition, we sold our investment in ClearView Social, Inc. and realized an approximately $135,000 gain. The realized gain from the sale of Clearview included $35,766 that will be held in escrow and is expected to be received in 2022. The escrow holdback is recorded in “Other Assets” on the Corporation’s Balance Sheet.

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

Change in Unrealized Appreciation/Depreciation of Investments

	Six months ended June 30, 2021	Six months ended June 30, 2020	Change
Change in unrealized appreciation/ depreciation of investments before income taxes	$13,382,354	($522,086)	$13,904,440

The change in unrealized appreciation, before income taxes, for the six months ended June 30, 2021 was comprised of the following:

Six months ended June 30, 2021
ACV	$7,595,646
Open Exchange	4,918,061
Pennantpark	319,251
FS KKR	231,105
TCG	209,240
Ares	77,760
Barings	60,267
Owl Rock	52,200
Golub	49,168
Apollo	(7,616)
Post Process	(122,728)

Total change in net unrealized appreciation of investments before income taxes	$13,382,354

Ares, Barings, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter. We sold our Apollo shares during the six months ended June 30, 2021.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At June 20, 2021, we held 442,935 shares of restricted Class B common stock and 147,645 shares of unrestricted Class A common stock. The Class A common stock was valued using a three-day average trading price. The Class B common shares were valued using a three-day average trading price that was discounted due to trading restrictions on the Corporation’s Class B common stock, which expire no later than September 20, 2021. The Corporation valued its 442,935 restricted common shares at $23.61 per share at June 30, 2021.

In accordance with its valuation policy, we increased the value of our investment in Open Exchange based on a significant equity financing by new non-strategic outside investors that had a higher valuation for this portfolio company.

The valuation of our investment in Post Process was decreased after a review of their operations and financial condition.

The change in unrealized depreciation, before income taxes, for the six months ended June 30, 2020 was comprised of the following:

Six months ended June 30, 2020
Genicon, Inc. (Genicon)	($515,804)
Golub Capital BDC, Inc. (Golub)	(45,785)
Apollo Investment Corporation (Apollo)	(33,917)
FS KKR Capital Corp. (FS KKR)	8,937

Owl Rock Capital Corporation (Owl Rock)	24,633
Ares Capital Corporation (Ares)	39,850

Total change in net unrealized depreciation of investments before income taxes during the six months ended June 30, 2020	($522,086)

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, FS KKR, Golub and Owl Rock are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

All of these valuation adjustments resulted from a review by RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the net increase in net assets from operations was $12,531,593 and $853,708, respectively.

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

As of June 30, 2021, our total liquidity consisted of approximately $12,900,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000.

Net cash used by operating activities has averaged approximately $340,000 per year over the last three years. The cash used for investments in portfolio companies has averaged approximately $8,700,000 per year over the last three years. We will generally use cash to fund our operating expenses, invest in portfolio companies, pay dividends and repurchase shares. We anticipate that we will continue to exit investments and shift our portfolio to income producing investments. However, the timing of liquidation events within the portfolio is difficult to project. Starting in 2022 (See Note 6 in the Notes to the Consolidated Financial Statements), our outstanding SBA debt begins to mature, and this will require us to identify sources of future funding if liquidation of investments is not sufficient to fund operations and repay the SBA debt obligation.

We believe that the cash on hand at June 30, 2021, the undrawn SBA leverage commitment and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs for the next year. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, operating expenses, dividends and future SBA debenture obligations.

Our ongoing liquidity is tied to the performance of our portfolio companies and, as such, it may be affected going forward based on the impact of the COVID-19 pandemic and its lasting impact on the capital markets, our portfolio companies, and the U.S. economy in general.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio primarily consists of equity and debt securities in private companies and is subject to valuation risk. Because there is typically no public market for the equity and debt securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by RCM and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3. Investments” in the consolidated financial statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of investments in our portfolio may differ significantly from the values that would be placed on such investments in our portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized depreciation on investments.”

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

As of June 30, 2021, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2021 – 4/30/2021	—	—	—	$1,500,000
5/1/2021 – 5/31/2021	—	—	—	$1,500,000
6/1/2021 – 6/30/2021	—	—	—	$1,500,000
Total	—	—	—

(1)	No shares were repurchased, in open market transactions, during the second quarter of 2021.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: August 9, 2021

RAND CAPITAL CORPORATION

/s/ Allen F. Grum
Allen F. Grum, President
(Chief Executive Officer)

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer
(Chief Financial Officer)