Form 10-Q
period 2021-09-30
RAND CAPITAL CORP
filed 2021-11-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Investments at fair value:
Control investments (cost of $1,753,591 and $0, respectively)	$602,570	$—
Affiliate investments (cost of $24,929,546 and $14,835,885, respectively)	28,084,871	13,891,199
Non-Control/Non-Affiliate investments (cost of $23,042,003 and $25,884,428, respectively)	33,414,928	26,157,302

Total investments, at fair value (cost of $49,725,140 and $40,720,313, respectively)	62,102,369	40,048,501
Cash and cash equivalents	13,299,834	20,365,415
Interest receivable (net of allowance of $0 and $15,000, respectively)	111,213	258,186
Prepaid income taxes	200,281	220,740
Other assets	167,961	74,100

Total assets	$75,881,658	$60,966,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Debentures guaranteed by the SBA (net of debt issuance costs)	$10,852,844	$10,824,587
Dividend payable	—	3,434,117
Accounts payable and accrued expenses	82,309	171,373
Due to investment adviser	233,438	156,999
Capital gains incentive fees	4,114,000	—
Deferred revenue	384,196	153,895
Deferred taxes	52,746	121,141

Total liabilities	15,719,533	14,862,112
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021	264,892	264,892
Capital in excess of par value	52,003,545	52,003,545
Treasury stock, at cost: 67,895 shares and 66,747 shares, respectively	(1,566,605)	(1,545,834)
Total distributable earnings	9,460,293	(4,617,773)

Total stockholders’ equity (net assets) (per share – $23.31 and $17.86, respectively)	60,162,125	46,104,830

Total liabilities and stockholders’ equity (net assets)	$75,881,658	$60,966,942

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Investment income:
Interest from portfolio companies:
Control investment	$8,898	$—	$11,765	$—
Affiliate investments	409,467	178,714	1,023,968	487,822
Non-Control/Non-Affiliate investments	339,416	456,160	1,075,016	1,253,439

Total interest from portfolio companies	757,781	634,874	2,110,749	1,741,261

Interest from other investments:
Non-Control/Non-Affiliate investments	473	1,157	13,343	87,161

Total interest from other investments	473	1,157	13,343	87,161

Dividend and other investment income:
Affiliate investments	100,896	13,125	208,947	39,375
Non-Control/Non-Affiliate investments	129,013	80,212	404,678	161,525

Total dividend and other investment income	229,909	93,337	613,625	200,900

Fee income:
Affiliate investments	13,867	5,000	77,785	10,417
Non-Control/Non-Affiliate investments	10,313	2,500	24,270	7,500

Total fee income	24,180	7,500	102,055	17,917

Total investment income	1,012,343	736,868	2,839,772	2,047,239

Expenses:
Base management fee (see Note 8)	230,724	152,438	619,240	434,201
Capital gains incentive fees (see Note 8)	454,000	—	4,114,000	—
Interest on SBA obligations	104,190	104,190	312,570	312,570
Professional fees	94,258	126,759	378,382	383,795
Stockholders and office operating	43,420	50,022	184,503	217,866
Directors’ fees	39,050	28,375	114,450	85,125
Insurance	9,230	8,033	28,937	26,101
Corporate development	2,027	10,474	10,330	12,480
Bad debt recovery	(15,000)	(24,000)	(15,000)	(24,000)
Other operating	—	107	108	572

Total expenses	961,899	456,398	5,747,520	1,448,710

Net investment income (loss) before income taxes	50,444	280,470	(2,907,748)	598,529
Income tax (benefit) expense	(2,708)	—	17,015	(419,101)

Net investment income (loss)	53,152	280,470	(2,924,763)	1,017,630

Net realized gain on sales and dispositions of investments:
Affiliate investments	—	—	135,430	56,916
Non-Control/Non-Affiliate investments	2,601,361	—	4,594,036	2,355,130

Net realized gain on sales and dispositions of investments	2,601,361	—	4,729,466	2,412,046

Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	3,647,299	—	3,647,299	(515,804)
Non-Control/Non-Affiliate investments	(3,980,612)	(17,947)	9,401,742	(24,229)

Change in unrealized appreciation/ depreciation before income taxes	(333,313)	(17,947)	13,049,041	(540,033)
Deferred income tax expense	—	—	951	1,773,412

Net change in unrealized appreciation/depreciation on investments	(333,313)	(17,947)	13,048,090	(2,313,445)

Net realized and unrealized gains (losses) on investments	2,268,048	(17,947)	17,777,556	98,601

Net increase in net assets from operations	$2,321,200	$262,523	$14,852,793	$1,116,231

Weighted average shares outstanding	2,581,679	2,587,155	2,581,942	2,162,308
Basic and diluted net increase in net assets from operations per share	$0.90	$0.10	$5.75	$0.52

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net assets at beginning of period	$58,119,821	$49,711,314	$46,104,830	$53,628,516
Net investment income (loss)	53,152	280,470	(2,924,763)	1,017,630
Net realized gain on sales and dispositions of investments	2,601,361	—	4,729,466	2,412,046
Net change in unrealized appreciation/ depreciation on investments	(333,313)	(17,947)	13,048,090	(2,313,445)

Net increase in net assets from operations	2,321,200	262,523	14,852,793	1,116,231

Purchase of treasury shares	(20,771)	(23,684)	(20,771)	(37,988)
Declaration of dividend	(258,125)	—	(774,727)	(4,756,606)

Net assets at end of period	$60,162,125	$49,950,153	$60,162,125	$49,950,153

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows from operating activities:
Net increase in net assets from operations	$14,852,793	$1,116,231
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Investments in portfolio companies	(15,086,336)	(7,027,982)
Proceeds from sale of portfolio investments	7,243,193	4,557,542
Proceeds from loan repayments	3,873,553	—
Net realized gain on sales and dispositions of portfolio investments	(4,729,466)	(2,412,046)
Change in unrealized (appreciation) depreciation on investments before income taxes	(13,049,041)	540,033
Deferred income tax (benefit) expense	(68,395)	1,432,893
Depreciation and amortization	28,255	28,256
Original issue discount amortization	(105,923)	(38,552)
Non-cash conversion of debenture interest	(199,848)	(280,724)
Change in interest receivable allowance	(15,000)	(24,000)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	161,973	(291,236)
(Increase) decrease in other assets	(93,860)	211,644
Decrease in prepaid income taxes	20,459	302,307
Decrease in accounts payable and accrued expenses	(89,064)	(125,088)
Increase in due to investment adviser	76,439	101,883
Increase in capital gains incentive fees payable	4,114,000	—
Decrease in bonus payable	—	(80,000)
Increase in deferred revenue	230,301	42,085

Total adjustments	(17,688,760)	3,062,985

Net cash used in operating activities	(2,835,967)	(1,946,754)

Cash flows from financing activities:
Payment of cash dividend	(4,208,843)	(4,756,606)
Purchase of treasury shares	(20,771)	(37,988)

Net cash used in financing activities	(4,229,614)	(4,794,594)

Net decrease in cash and cash equivalents	(7,065,581)	(6,741,348)
Cash and cash equivalents:
Beginning of period	20,365,415	25,815,720

End of period	$13,299,834	$19,074,372

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.5% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA (e)(g)(n) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	540,580 Class A Common stock valued at $18.12.	8/12/16	<1%	$149,000	$9,795,310	16.3%

Ares Capital Corporation NASDAQ: ARCC (n) New York, NY. (BDC Investment Fund)	27,000 shares.	3/16/20	<1%	343,460	549,360	0.9%

Barings BDC, Inc. NYSE: BBDC (n) New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	440,800	0.7%

Caitec, Inc. Halethorpe, MD. Pet product manufacturer and	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,782,153	1,782,153	6.4%
distributor. (Consumer Goods)	150 Class A Units.	11/6/20		150,000	150,000
www.caitec.com	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,782,153	1,782,153
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,864,306	3,864,306

First Wave Technologies, Inc. (e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%

FS KKR Capital Corp. NYSE: FSK (n) Philadelphia, PA. (BDC Investment Fund)	54,000 shares.	3/16/20	<1%	849,438	1,199,340	2.0%

Golub Capital BDC, Inc. NASDAQ: GBDC (n) New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	493,542	0.8%

GoNoodle, Inc. (g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	11/1/19 3/1/15 11/1/19	<1%	1,528,951 25 38	1,528,951 25 38	2.6%

	Total GoNoodle			1,529,014	1,529,014

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing)	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,294,578	1,294,578	2.1%
www.hiltondisplays.com

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944.92 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	6/23/21	0%	1,810,110	1,810,110	3.0%
www.mattisonsalonsuites.com

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.	10/22/12	4%			1.6%
Williamsville, NY. Full-service accounts receivable management and collections company.				780,487	780,487
(Contact Center) www.mercantilesolutions.com		6/30/14
				150,000	150,000
		10/22/12
				97,625	—

	Total Mercantile			1,028,112	930,487

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc.(e) (g)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.3%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	2,785,000

Lincoln, MA. Online presentation and training	Total Open Exchange			1,401,940	5,570,000

software. (Software)
www.openexc.com

Owl Rock Capital Corporation NYSE:ORRC (n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	425,800	0.7%

PennantPark Investment Corporation NASDAQ: PNNT (n) New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,277,250	2.1%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	1.2%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	702,732

www.rheonix.com	Total Rheonix			2,802,731	702,732

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	92,425	0.5%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.	4/8/14		750,000	138,637
networks using a proprietary, predictive analytic	717,772 Series C Preferred.	6/26/15		500,000	92,425

algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	323,487

(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. NASDAQ: CGBD (n) New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,166,160	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$23,042,003	$33,414,928

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 46.7% of net assets (k)

BMP Swanson Holdco, LLC (g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.	3/4/21 3/4/21	9%	$1,600,000 233,333	$1,600,000 233,333	3.0%

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,500,000	2.5%
Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com

DSD Operating, LLC (m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.	9/30/21	11%	2,745,000 1,067,500 —	2,745,000 1,067,500 —	6.3%

	Total DSD			3,812,500	3,812,500

Filterworks Acquisition USA, LLC DBA	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023.	11/8/19	9%	2,385,650	2,385,650	4.9%
Autotality (l)(m)	562.5 Class A Units.			562,500	562,500

Deerfield Beach, FL. Provides spray booth	Total Filterworks			2,948,150	2,948,150

equipment, frame repair machines and paint booth
filter services for collision shops. (Automotive)
www.autotality.com

ITA Acquisition, LLC (m)	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	24%	1,910,674	1,910,674	6.5%
Ormond Beach, FL. Blind and shade manufacturing.	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,508,429	1,508,429
(Manufacturing)	(g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21		500,000	500,000

www.itainc.com	Total ITA			3,919,103	3,919,103

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

management and performance (EMP) solutions	Total Knoa			1,229,155	479,155

utilizing enterprise applications. (Software)
www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	95,000	0.2%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	—	2.9%
Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	—
	117,371 Series B Convertible Preferred.	8/31/15		250,000	—
	113,636 Series C Convertible Preferred.	4/7/16		175,000	—
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	—
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,476,250	1,476,250

	Total SciAps			4,600,234	1,726,250

Seybert’s Billiards Corporation Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21	8%	1,398,183	1,398,183	4.8%
	Warrant for 4%.	1/19/21		25,000	25,000
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21
				1,398,182	1,398,182
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			2,846,365	2,846,365

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	14.8%
Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment.	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	8,925,015

www.tilsontech.com	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$24,929,546	$28,084,871

Control Investments – 1.0% of net assets (o)
Empire Genomics, Corp. (g)	$444,915.88 Secured Promissory	5/3/21	29%			1.0%
Buffalo, NY. Molecular diagnostics company	Note at 8% due December 31, 2026.			$444,915	$444,915
that offers a comprehensive menu of assay	1,576,499 common shares.	5/3/21		1,308,676	157,655

services for diagnosing and guiding patient	Total Empire			1,753,591	602,570

therapeutic treatments. (Health Care) www.empiregenomics.com

Subtotal Control Investments				$1,753,591	$602,570

TOTAL INVESTMENTS – 103.2%				$49,725,140	$62,102,369
LIABILITIES IN EXCESS OF OTHER ASSETS – (3.2%)					(1,940,244)

NET ASSETS – 100%					$60,162,125

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a) At September 30, 2021, restricted securities represented 75% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2021, ASC 820 designates 75% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f) As of September 30, 2021, the total cost of investment securities was approximately $49.7 million. Net unrealized appreciation was approximately $12.4 million, which was comprised of $22.9 million of unrealized appreciation of investment securities and ($10.5) million of unrealized depreciation of investment securities. At September 30, 2021, the aggregate gross unrealized gain for federal income tax purposes was $22.7 million and the aggregate gross unrealized loss for federal income tax purposes was ($10.7) million. The net unrealized gain for federal income tax purposes was $12.0 million based on a tax cost of $50.1 million.

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

(n) Publicly traded company.

(o) Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2021 Fair Value	Net Realized Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments: Empire Genomics	$444,915.88 Secured Promissory Note at 8% due December 31, 2026.	$—	$—	$444,915	$—	$444,915	$—	$11,765
	1,576,499 common shares.	—	—	157,655	—	157,655	—	—
	Total Empire	$—	$—	$602,570	$—	$602,570	$—	$11,765

	Total Control Investments	$—	$—	$602,570	$—	$602,570	$—	$11,765

Affiliate Investments:
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	$—	$—	$1,600,000	$—	$1,600,000	$—	$115,889
	Preferred Membership Interest for 9.29%	—	—	233,333	—	233,333	—	—

	Total BMP Swanson	—	—	1,833,333	—	1,833,333	—	115,889

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,500,000	—	—	—	1,500,000	—	81,801

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	(200,000)	—	135,430	—

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	2,745,000	—	2,745,000	—	—
	1,067 Class A Preferred shares.	—	—	1,067,500	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	—	—	3,812,500	—	3,812,500	—	—

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,349,831	—	35,819	—	2,385,650	—	250,736
	562.5 Class A Units.	562,500	—	—	—	562,500	—	—

	Total Filterworks	2,912,331	—	35,819	—	2,948,150	—	250,736

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,910,674	—	1,910,674	—	76,600
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,508,429	—	1,508,429	—	60,530
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	—	—	500,000	—	500,000	—	14,096

	Total ITA	—	—	3,919,103	—	3,919,103	—	151,226

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	544,860	(544,860)	—	—	—	—	87,771
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,024,015	(544,860)	—	—	479,155	—	87,771

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision	$1,500,000 Subordinated Promissory Note at 10%.	1,411,997	—	88,003	(1,500,000)	—	—	126,711
	Membership Interest Purchase Warrant for 5%.	95,000	—	—	—	95,000	—	—

	Total Microcision	1,506,997	—	88,003	(1,500,000)	95,000	—	126,711

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	(22,841)	—	—	—	—	—

OnCore Golf Technology, Inc.	300,483 Series A Preferred.	300,000	—	—	(300,000)	—	—	—

SciAps, Inc.	187,500 Series A Preferred.	—	—	—	—	—	—	—
	274,299 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	117,371 Series B Convertible Preferred.	—	—	—	—	—	—	—
	113,636 Series C Convertible Preferred.	—	—	—	—	—	—	—
	369,698 Series C-1 Convertible Preferred.	—	—	—	—	—	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,465,000	—	11,250	—	1,476,250	—	161,250

	Total SciAps	1,715,000	—	11,250	—	1,726,250	—	161,250

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2021 Fair Value	Net Realized Gains	Amount of Interest/ Dividend/ Fee Income (3)
Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,398,183	—	1,398,183	—	147,970
	Warrant for 4%.	—	—	25,000	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.
		—	—	1,398,182	—	1,398,182	—	147,971
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	2,846,365	—	2,846,365	—	295,941

Tilson Technology	120,000 Series B Preferred.	1,950,000	1,950,000	—	—	3,900,000	—	39,375
Management, Inc.	21,391 Series C Preferred.	347,604	347,396	—	—	695,000	—	—
	70,176 Series D Preferred.	1,140,360	1,139,640	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	750,003	—	—	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	777,964	—	—	800,000	—	—

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	39,375

	Total Affiliate Investments	$13,891,199	$3,647,299	$12,546,373	($2,000,000)	$28,084,871	$135,430	$1,310,700

	Total Control and Affiliate Investments	$13,891,199	$3,647,299	$13,148,943	($2,000,000)	$28,687,441	$135,430	$1,322,465

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2021 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2021
Software	29.9%
Professional Services	21.8
Manufacturing	14.3
Consumer Product	11.3
Automotive	10.9
BDC Investment Fund	8.9
Healthcare	2.1
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 56.8% of net assets: (j)

ACV Auctions, Inc. (e)(g)	1,181,160 Series A Preferred.	8/12/16	<1%	$163,000	$6,531,815	14.2%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com

Advantage 24/7 LLC (g)(h) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	1/1/19	0%	55,000	55,000	0.1%

Apollo Investment Corporation NASDAQ: AINV (n) Public BDC New York, NY.	35,000 shares.	3/16/20	<1%	364,084	371,700	0.8%

Ares Capital Corporation NASDAQ: ARCC (n) Public BDC New York, NY.	27,000 shares.	3/16/20	<1%	343,460	451,800	1.0%

Barings BDC, Inc. NYSE: BBDC (n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	333,352	366,933	0.8%

Caitec, Inc.	$1,750,000 Subordinated Secured	11/6/20	2%			8.3%
Halethorpe, MD. Pet product manufacturer. (Manufacturing) www.caitec.com	Promissory Note at 12% (+2% PIK) due June 1, 2026.			1,755,351	1,755,351
	150 Class A Units.	11/6/20		150,000	150,000
	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%
				1,755,351	1,755,351
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,810,702	3,810,702

Centivo Corporation (e)(g)	190,967 Series A-1 Preferred.	3/19/18	<1%	200,000	320,042	3.0%
New York, NY. Tech-enabled health solutions	337,808 Series A-2 Preferred.	3/19/18		101,342	566,132
company that helps self-insured employers and their	298,347 Series B Preferred.	11/9/20		500,000	500,000

employees save money and have a better experience.	Total Centivo			801,342	1,386,174

(Health Care) www.centivo.com

Empire Genomics, LLC (g)	$1,209,014 Senior Secured	6/13/14	0%			1.3%
Buffalo, NY. Molecular diagnostics company that	Convertible Term Notes at 10% due February 28, 2021.
offers a comprehensive menu of assay services for				1,308,675	157,654
diagnosing and guiding patient therapeutic treatments.	$444,915 Promissory Note at 9% due February 28, 2021.	10/1/18
(Health Care) www.empiregenomics.com				444,915	444,915

	Total Empire			1,753,590	602,569

First Wave Technologies, Inc. (e)(g)	670,443.2 Class A Common.	4/19/12	2%	661,563	33,000	0.1%
Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com

FS KKR Capital Corp. NYSE: FSK (n) Public BDC Philadelphia, PA.	25,000 shares.	3/16/20	<1%	338,980	412,417	0.9%

GiveGab, Inc. (e)(g)	5,084,329 Series Seed Preferred.	1/14/15	4%	616,221	616,221	1.3%
Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Golub Capital BDC, Inc. NASDAQ: GBDC (n) Public BDC New York, NY.	31,250 shares.	3/16/20	<1%	403,910	435,520	0.9%

GoNoodle, Inc. (g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,517,539	1,517,539	3.3%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,517,602	1,517,602

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,275,140	1,275,140	2.8%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2021.	11/16/18	0%	860,777	860,777	1.9%

Mattison Avenue Holdings LLC (l)	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%			2.5%
Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com				1,122,204	1,122,204

Mercantile Adjustment Bureau, LLC (g)	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.	10/22/12	4%			1.1%
Williamsville, NY. Full-service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com		6/30/14 10/22/12		1,199,040 150,000 97,625	500,000 — —

	Total Mercantile			1,446,665	500,000

Open Exchange, Inc.(e) (g)	397,899 Series C Preferred.	11/13/13	4%	1,193,697	543,283	1.4%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	108,656

Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	Total Open Exchange			1,401,940	651,939

Owl Rock Capital Corporation NYSE: ORRC (n) Public BDC New York, NY.	30,000 shares.	3/16/20	<1%	347,067	380,900	0.8%

PennantPark Investment Corporation NASDAQ: PNNT (n) Public BDC New York, NY.	100,000 shares.	8/13/20	<1%	370,130	458,667	1.0%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	1.0%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	1.5%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	702,732

www.rheonix.com	Total Rheonix			2,802,731	702,732

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Science and Medicine Group, Inc. (SMG) (g)	$1,900,000 Participation Agreement of	7/31/20	0%			4.1%
Arlington, VA. Research and advisory firm serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care)	$5,000,000 Promissory Note at 12% due March 5, 2023.			1,900,000	1,900,000
www.scienceandmedicinegroup.com

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	92,425	0.7%
New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,204,819 Series B-1 Preferred.	4/8/14		750,000	138,637
	717,772 Series C Preferred.	6/26/15		500,000	92,425

	Total Social Flow			1,750,000	323,487

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	1.1%

TCG BDC, Inc. NASDAQ: CGBD (n) Public BDC	40,000 shares.	8/13/20	<1%	376,996	418,400	0.9%
New York, NY.

Subtotal Non-Control/Non-Affiliate Investments				$25,884,428	$26,157,302

Affiliate Investments – 30.1% of net assets (k) Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership Interest.	1/30/04	7%	$15,000	$1,500,000	3.2%
Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com

ClearView Social, Inc. (e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC (l)(m)	$2,283,702 Term Note at 12% (+2%	11/8/19	9%			6.3%
Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth	PIK) due December 4, 2023.			2,349,831	2,349,831
	562.5 Class A Units.			562,500	562,500

filter services for collision shops. (Automotive)	Total Filterworks			2,912,331	2,912,331

www.filterworksusa.com

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible	11/20/12	7%			2.2%
New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software)	Preferred.			750,000	544,860
	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

	Total Knoa			1,229,155	1,024,015

www.knoa.com

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Microcision LLC (g)	$1,500,000 Subordinated Promissory	1/10/20	5%			3.3%
Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing)	Note at 11% due January 10, 2025. Membership Interest Purchase Warrant for 5%.			1,411,997	1,411,997
		1/10/20
				110,000	95,000

www.microcision.com	Total Microcision			1,521,997	1,506,997

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.7%

SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	—	3.7%
Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements.	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	—
	117,371 Series B Convertible Preferred.	8/31/15		250,000	—
	113,636 Series C Convertible Preferred.	4/7/16		175,000	—
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	—
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Secured Subordinated Promissory Note at 12% due April 23, 2023.	4/23/20
				1,465,000	1,465,000

	Total SciAps			4,588,984	1,715,000

	(i) Interest receivable $123,500.

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	1,950,000	10.2%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	347,604
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	1,140,360
management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment.	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	22,036
	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	4,710,015

www.tilsontech.com	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$14,835,885	$13,891,199

TOTAL INVESTMENTS – 86.9%				$40,720,313	$40,048,501

OTHER ASSETS IN EXCESS OF LIABILITIES – 13.1%					$6,056,329

NET ASSETS – 100%					$46,104,830

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
	Total Control Investments	$—	$—	$—	$—	$—	$—	$—

Affiliate Investments:
BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units.	$—	$—	$—	$—	$—	($359,000)	$—
	1,032,918 Series B Preferred Membership Units.	—	—	—	—	—	(261,277)	—
	$262,626.64 Convertible Secured Notes at 8%.	—	—	—	—	—	(262,627)	—

	Total BeetNPath	—	—	—	—	—	(882,904)	—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,750,000	(250,000)	—	—	1,500,000	—	66,230

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	—	200,000	—	—

Filterworks	$2,283,702 Term Note at 12%.	2,302,653	—	47,178	—	2,349,831	—	330,251

Acquisition USA, LLC	562.5 Class A Units.	562,500	—	—	—	562,500	—	—

	Total Filterworks	2,865,153	—	47,178	—	2,912,331	—	330,251

Genicon, Inc.	1,586,902 Series B Preferred.	—	—	—	—	—	(1,000,000)	—
	$3,250,000 Promissory Notes at 10%.	500,000	(500,000)	—	—	—	(3,743,377)	17,054
	$250,000 Promissory Note at 10%	250,000	(250,000)	—	—	—	(262,184)	—
	Warrant for Common.	—	—	—	—	—	(120,000)	—

	Total Genicon	750,000	(750,000)	—	—	—	(5,125,561)	17,054

G- TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.	—	—	—	—	—	(400,000)	—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	750,000	(205,140)	—	—	544,860	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,229,155	(205,140)	—	—	1,024,015	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision	$1,500,000 Subordinated Promissory Note at 10%.	—	—	1,500,000	(88,003)	1,411,997	—	187,414
	Membership Interest Purchase Warrant for 5%	—	(15,000)	110,000	—	95,000	116,991	—

	Total Microcision	—	(15,000)	1,610,000	(88,003)	1,506,997	116,991	187,414

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	—	—	—	22,841	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	—	300,000	—	—

SciAps, Inc.	187,500 Series A Preferred.	—	—	—	—	—	—	—
	274,299 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	117,371 Series B Convertible Preferred.	250,000	(250,000)	—	—	—	—	—
	113,636 Series C Convertible Preferred.	175,000	(175,000)	—	—	—	—	—
	369,698 Series C-1 Convertible Preferred.	399,274	(399,274)	—	—	—	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	(45,000)	45,000	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	—	—	1,500,000	(35,000)	1,465,000	—	147,667

	Total SciAps	1,074,274	(869,274)	1,545,000	(35,000)	1,715,000	—	147,667

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units.	—	—	—	—	—	(250,000)	—
	1,000,000 Class C Preferred Units.	—	—	—	—	—	(1,190,680)	—
	80,000 Class D Preferred Units.	—	—	—	—	—	(91,200)	—
	PIK Dividend for Series C and D at 12% and 14%, respectively.	—	—	—	—	—	(104,198)	—

	Total Teleservices	—	—	—	—	—	(1,636,078)	—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology	120,000 Series B Preferred.	1,950,000	—	—	—	1,950,000	—	52,500
Management, Inc.	21,391 Series C Preferred.	347,604	—	—	—	347,604	—	—
	70,176 Series D Preferred.	1,140,360	—	—	—	1,140,360	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	—	—	750,003	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	—	—	—	22,036	—	—

	Total Tilson	3,960,012	—	750,003	—	4,710,015	—	52,500

	Total Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

	Total Control and Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 as an internally managed, closed-end, diversified, investment management company. We have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business – Regulations—Business Development Company Regulations in our Annual Report on Form 10-K for the year ended December 31, 2020.

In 2002, Rand formed a wholly-owned subsidiary for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”). The subsidiary received an SBA license to operate as an SBIC in 2002. The subsidiary, which had been organized as a Delaware limited partnership, was converted into a New York corporation on December 31, 2008, at which time its operations as a licensed SBIC were continued by the newly formed corporation under the name of Rand Capital SBIC, Inc. (“Rand SBIC”). Subsequent to the quarter ended September 30, 2021 Rand SBIC submitted a request to the SBA to surrender its SBA license. See Note 10. Subsequent Event, for additional information. In 2012, the SEC (as defined herein) granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act.

In November 2019, Rand completed (the “Closing”) a stock sale transaction with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement with RCM to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the completion of the Transaction, Rand has shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The 2020 cash dividend represented over 90% of the taxable income of Rand for 2020.

The Board of Directors declared the following quarterly cash dividends during the nine months ended September 30, 2021:

Quarter	Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021

In order to qualify to make the RIC election, Rand placed several of its investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. The following investments are held in blocker companies: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Hold Co., LLC (the “Blocker Corps”) as wholly owned subsidiaries of Rand to hold certain equity investments. These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies. On March 29, 2021, the SEC granted approval for a new exemptive relief order (the “New Order”) that supersedes the Order and permits the Corporation to co-invest with affiliates of RCM and Callodine Group, LLC (“Callodine”) (see discussion of Callodine in “Overview” section in Item 2.) under RCM’s current ownership structure after the completion of the Adviser Change of Control (as defined below).

The accompanying financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand SBIC and the Blocker Corps, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Reclassification—Certain balance sheet accounts have been reclassified to comply with regulatory rules.

Principles of Consolidation—The consolidated financial statements include the accounts of Rand and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated statement of financial position of cash, interest receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term nature of these financial instruments.

Fair Value of SBA Debentures—In September 2021, the SBIC Funding Corporation completed a pooling of SBA debentures that have a coupon rate of 1.304%, excluding a mandatory SBA annual charge estimated to be 0.271%, resulting in a total estimated ten-year fixed rate of 1.575%. The carrying value of Rand’s SBA debentures is a reasonable estimate of fair value because their stated interest rates approximate current interest rates that are available for debt with similar terms.

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

Investments—Investments are valued at fair value as determined in good faith by RCM and approved by our Board of Directors. The Corporation invests in loan instruments, debt instruments, and equity instruments. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly, and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if RCM’s assumptions and judgments differ from results of actual liquidation events. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

Qualifying Assets—More than 70% of the Corporation’s investments were made in qualifying privately held small business enterprises, that were not investment companies, are principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act.

Cash and Cash Equivalents—Temporary cash investments having a maturity of less than a year when purchased are considered to be cash equivalents.

Revenue Recognition - Interest Income—Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate.

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

Revenue Recognition - Dividend Income—The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated.

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

Revenue Recognition - Fee Income—Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of SBIC financings and income associated with portfolio company board attendance fees.

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

Original Issue Discount —Investments may include “original issue discount” or OID income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the note or debt instrument by an equal amount in the form of a note discount or OID.

Deferred Debenture Costs—SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 6 “SBA Debentures”), will be amortized ratably over the terms of the SBA debentures.

SBA Debentures—The Corporation had $11,000,000 in outstanding SBA debentures at September 30, 2021 and December 31, 2020, respectively, with a weighted average interest rate, including the SBA annual fee, of 3.45% at September 30, 2021. The debentures are presented net of deferred debenture costs (See Note 6. SBA Debentures). The $11,000,000 in outstanding SBA leverage matures from 2022 through 2029. Subsequent to the quarter ended September 30, 2021, the Corporation repaid its $11,000,000 of outstanding SBA debentures. See Note 10. Subsequent Event, for additional information.

In the event of a future default of such SBA obligations, the Corporation has consented to the exercise, by the SBA, of all rights of the SBA under 13 C.F.R. 107.1810(i) “SBA remedies for automatic events of default” and has agreed to take all actions that the SBA may so require. These actions may include the Corporation’s automatic consent to the appointment of the SBA, or its designee, as receiver under Section 311© of the Small Business Investment Act of 1958.

Net Assets per Share—Net assets per share are based on the number of shares of common stock outstanding, adjusted retroactively for the reverse stock split that occurred in May 2020. The Corporation does not have any common stock equivalents outstanding.

Supplemental Cash Flow Information—Income taxes paid (refunded) during the nine months ended September 30, 2021 and 2020 were $63,276 and ($380,890), respectively. Interest paid during the nine months ended September 30, 2021 and 2020 was $379,085 and $380,124, respectively. The Corporation converted $199,848 and $280,724 of interest receivable into investments during the nine months ended September 30, 2021 and 2020, respectively.

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

Stockholders’ Equity (Net Assets)—At September 30, 2021 and December 31, 2020, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 22, 2022. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2020. During the nine months ended September 30, 2021, the Corporation repurchased 1,148 shares of common stock at a cost of $20,771. During the nine months ended September 30, 2020, the Corporation repurchased 3,397 shares of common stock for a cost of $37,988.

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

Income Taxes – The Corporation has elected U.S. federal tax treatment as a RIC as of January 1, 2020 on its timely filed U.S. Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, the Corporation is required to meet certain source of income and asset diversification requirements and timely distribute to its shareholders at least 90% of its investment company taxable income, as defined by the Code (as defined below), for each tax year. If the Corporation makes the requisite distributions to its shareholders, this will generally relieve the Corporation from any requirement to pay corporate-level U.S. federal income taxes with respect to all income distributed to its shareholders.

As part of the RIC election, and in accordance with GAAP, a net deferred tax asset of $1,451,658 was eliminated during the first quarter of 2020. This asset related to book/tax differences that are no longer applicable now that the Corporation has elected RIC status for federal income tax purposes.

Certain investments that generate non-qualifying income for RIC purposes, and the deferred tax liability related to these investments of $247,460, were contributed to the Corporation’s blocker corporations in December 2019. These blocker corporations will be subject to federal and state income taxation.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2021 or December 31, 2020.

Under the provisions of Section 382 the Internal Revenue Code of 1986, as amended, (the “Code”), net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the Code. Prior to the completion of the Transaction, the Corporation was able to utilize its remaining federal net operating losses (“NOL”). The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), made changes to the NOL carryback rules for businesses, and the Corporation was able to carryback a portion of its NOL under the CARES Act receiving a tax benefit of $90,141 during the nine months ended September 30, 2020.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through 2020.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense. There were no amounts recognized for the nine months ended September 30, 2021 or the nine months ended September 30, 2020.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2021
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	14%
Open Exchange, Inc. (Open Exchange)	9%
ITA Acquisition, LLC (ITA)	6%
Caitec, Inc. (Caitec)	6%

December 31, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	12%
Caitec, Inc. (Caitec)	10%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Science and Medicine Group, Inc. (SMG Group)	5%

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

At September 30, 2021, 25% of the Corporation’s investments were Level 1 investments and 75% were Level 3. At December 31, 2020, 8% of the Corporation’s investments were Level 1 investments and 92% were Level 3 investments. There were no Level 2 investments at September 30, 2021 or December 31, 2020.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2021:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$1,026,219	$6,551,938	$8,078,157
Non-Control/Non-Affiliate Loan and Debt	4,035,175	2,389,728	—	3,564,306	9,989,209

Total Non-Control/Non-Affiliate	$4,035,175	$2,889,728	$1,026,219	$10,116,244	$18,067,366

Affiliate Equity	$2,062,500	$—	$729,155	$10,870,848	$13,662,503
Affiliate Loan and Debt	2,385,650	—	—	12,036,718	14,422,368

Total Affiliate	$4,448,150	$—	$729,155	$22,907,566	$28,084,871

Control Equity	$—	$—	$—	$157,655	$157,655
Control Debt	—	—	—	444,915	444,915

	$—	$—	$—	$602,570	$602,570

Total Level 3 Investments	$8,483,325	$2,889,728	$1,755,374	$33,626,380	$46,754,807

Range	5-6X	1X	1.5X-5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.5X	1X	2.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2021:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,444,211	$—	$—	$14,444,211
Debt investments	10,412,281	—	—	10,412,281
Equity investments	37,245,877	15,347,562	—	21,898,315

Total	$62,102,369	$15,347,562	$—	$46,754,807

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2020:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$6,771,394	$—	$—	$6,771,394
Debt investments	9,799,365	—	—	9,799,365
Equity investments	23,477,742	3,296,337	—	20,181,405

Total	$40,048,501	$3,296,337	$—	$36,752,164

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gain included in net change in net assets from operations:
Centivo Corporation (Centivo)	—	—	1,614,433	1,614,433
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
GiveGab, Inc. (Givegab)	—	—	1,846,705	1,846,705

Total realized gains	—	—	3,596,568	3,596,568
Unrealized gains/(losses) included in net change in net assets from operations:
Centivo	—	—	(584,832)	(584,832)
Knoa Software, Inc. (Knoa)	—	—	(544,860)	(544,860)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	849,040	—	849,040
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process Technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)
Tilson Technology Management, Inc. (Tilson)	—	—	4,215,000	4,215,000

Total unrealized gains (losses)	—	849,040	7,857,800	8,706,840
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	53,606	—	—	53,606
DSD Operating, LLC (DSD)	2,745,000	—	1,067,500	3,812,500
Filterworks Acquisition USA, LLC (Filterworks)	—	35,819	—	35,819
GoNoodle, Inc. (GoNoodle)	—	11,412	—	11,412
HDI Acquisition LLC (Hilton Displays)	—	19,438	—	19,438
ITA Acquisition, LLC (ITA)	3,419,100	—	500,000	3,919,100
Mattison Avenue Holdings LLC (Mattison)	682,296	5,611	—	687,907
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seybert’s)	—	2,796,366	50,000	2,846,366
SciAps, Inc. (Sciaps)	—	11,250	—	11,250
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	8,500,002	2,967,899	1,850,833	13,318,734
Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(55,000)	—	—	(55,000)
Centivo	—	—	(2,415,775)	(2,415,775)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,462,926)	(2,462,926)
Mercantile	—	(418,553)	—	(418,553)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,955,000)	(1,918,553)	(5,214,131)	(9,087,684)
Transfers within Level 3	1,127,815	(1,285,470)	157,655	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance September 30, 2021, of Level 3 Assets	$14,444,211	$10,412,281	$21,898,315	$46,754,807

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	$13,049,041

Net realized gain on investments for the period included in changes in net assets	$4,729,466

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792
Realized gain included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	—	—	36,877
Microcision LLC (Microcision)	—	56,916	—	56,916
Outmatch Holdings, LLC (Outmatch)	—	—	2,318,253	2,318,253

Total Realized Gains	36,877	56,916	2,318,253	2,412,046
Unrealized Losses included in net change in net assets from operations:
Genicon, Inc. (Genicon)	—	(515,804)	—	(515,804)

Total Unrealized Losses	—	(515,804)	—	(515,804)
Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	—	135,262	—	135,262
Filterworks Acquisition USA, LLC	—	35,229	—	35,229
Genicon	—	15,804	—	15,804
GoNoodle, Inc. (GoNoodle)	—	11,297	—	11,297
HDI Acquisition LLC (Hilton Displays)	—	19,117	—	19,117
Mattison Avenue Holdings LLC (Mattison)	—	79,819	—	79,819
Microcision	—	(93,502)	110,000	16,498
SciAps, Inc. (Sciaps)	—	1,461,250	45,000	1,506,250
Science and Medicine Group, Inc. (SMG)	1,900,000	—	—	1,900,000
Tilson Technology Management, Inc. (Tilson)	—	—	750,003	750,003

Total Purchases of Securities/Changes to Securities/Non-cash conversions	1,900,000	1,664,276	905,003	4,469,279
Repayments and Sale of Securities:
Advantage 24/7	(36,877)	—	—	(36,877)
Microcision LLC (Microcision)	—	(56,916)	—	(56,916)
Outmatch Holdings, LLC (Outmatch)	—	—	(4,463,749)	(4,463,749)

Total Repayments and Sale of Securities	(36,877)	(56,916)	(4,463,749)	(4,557,542)
Transfers within Level 3	250,000	(250,000)	—	—

Ending Balance September 30, 2020, of Level 3 Assets	$3,720,692	$14,545,579	$20,562,500	$38,828,771

Change in unrealized depreciation on investments for the period included in changes in net assets	($540,033)

Net realized gain on investments for the period included in changes in net assets	$2,412,046

Note 4. OTHER ASSETS

At September 30, 2021 and December 31, 2020, other assets was comprised of the following:

	September 30, 2021	December 31, 2020
Dividend receivable	$100,480	$65,700
Escrow receivable	35,766	—
Prepaid expenses	31,715	8,400

Total other assets	$167,961	$74,100

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2021 or December 31, 2020.

Note 6. SBA DEBENTURES

Pursuant to FASB Accounting Standard Update (ASU) 2015-03, the debt origination costs associated with the SBA debt obligations are presented as a direct deduction of the related debt obligation.

	September 30, 2021	December 31, 2020
Debentures guaranteed by the SBA	$11,000,000	$11,000,000
Less unamortized issue costs	(147,156)	(175,413)

Debentures guaranteed by the SBA, net	$10,852,844	$10,824,587

The weighted average interest rate, including the SBA annual fee, at September 30, 2021, was 3.45%.

The debenture terms require semiannual payments of interest at annual interest rates ranging from 2.245% to 3.644%, plus an annual charge ranging from 0.804% to 0.94%. The debentures have fixed interest rates and a 10-year maturity date. As of September 30, 2021, the Corporation had $3,000,000 in additional leverage available from the SBA.

The debentures outstanding at September 30, 2021 will mature as follows:

Maturity Date	Leverage
2022	$3,000,000
2023	2,500,000
2024	1,500,000
2025	1,000,000
2029	3,000,000

Total Outstanding	$11,000,000

Subsequent to the quarter ended September 30, 2021, the Corporation repaid its $11,000,000 of outstanding SBA debentures. See Note 10. Subsequent Event, for additional information.

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and nine months ended September 30, 2021 and 2020, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821
Payment of Dividend	—	—	—	(258,125)	(258,125)
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	2,321,200	2,321,200

September 30, 2021	$264,892	$52,003,545	($1,566,605)	$9,460,293	$60,162,125

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings	Total Stockholders’ Equity (Net Assets)
July 1, 2020	$2,384,547	$34,142,455	($1,483,409)	$14,667,721	$49,711,314
Purchase of treasury shares	—	—	(23,684)	—	(23,684)
Net increase in net assets from operations	—	—	—	262,523	262,523

September 30, 2020	$2,384,547	$34,142,455	($1,507,093)	$14,930,244	$49,950,153

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of Dividend	—	—	—	(774,727)	(774,727)
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	14,852,793	14,852,793

September 30, 2021	$264,892	$52,003,545	($1,566,605)	$9,460,293	$60,162,125

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516
Payment of Dividend	864,910	—	—	(5,621,516)	(4,756,606)
Purchase of treasury shares	—	—	(37,988)		(37,988)
Net increase in net assets from operations	—	—	—	1,116,231	1,116,231

September 30, 2020	$2,384,547	$34,142,455	($1,507,093)	$14,930,244	$49,950,153

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2021, the Base Management Fee was $230,724 and $619,240, respectively. For the three and nine months ended September 30, 2020, the Base Management Fee was $152,438 and $434,201, respectively. At September 30, 2021 and December 31, 2020, the Corporation had $230,724 and $155,318 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

In addition, the Corporation had $2,714 and $1,681 payable at September 30, 2021 and December 31, 2020, respectively, to RCM for the expenses associated with the Administration Agreement.

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

For both the nine months ended September 30, 2021 and the nine months ended September 30, 2020, there were no Income Based Fees earned under the Investment Management Agreement.

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

Realized gains during the nine months ending September 30, 2021, resulted in approximately $1,850,000 of net eligible realized capital gains, of which approximately $370,000 would be payable to RCM as a Capital Gains Fee under the formula for the nine-month period ended September 30, 2021. However, as of September 30, 2021, there was no Capital Gains Fee actually payable under the Investment Management Agreement to RCM, as such amounts remain unaudited at September 30, 2021, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2021. In accordance with U.S. generally accepted accounting principles (GAAP), the Corporation is required to cumulatively accrue a capital gains incentive fee on all realized and unrealized gains and losses, which resulted in an accrual in the amount of $4,114,000 as of September 30, 2021, which represents both the interim earned fee and the fee that would be due based on net portfolio appreciation.

In determining whether a capital gains incentive fee accrual is necessary, GAAP requires a company to consider the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, despite the fact that such unrealized capital appreciation is not used by the Corporation in determining the amount of Capital Gains Fee actually payable under the Investment Management Agreement. A capital gains incentive fee accrual under GAAP is calculated using the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. The Corporation has not paid any Capital Gains Incentive Fees, under the Investment Management Agreement, to date. There can be no guarantee that the Corporation will realize the unrealized capital appreciation, upon which this accrual has been calculated, in the future.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the nine months ended September 30, 2021 and 2020. Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split that occurred during May 2020.

	Nine months ended September 30, 2021 (Unaudited) (2)	Nine months ended September 30, 2020 (Unaudited) (2)
Income (loss) from investment operations (1):
Investment income	$1.10	$0.79
Expenses	2.22	0.56

Investment (loss) income before income taxes	(1.12)	0.23
Income tax expense (benefit)	0.01	(0.16)

Net investment (loss) income	(1.13)	0.39
Net realized and unrealized gain on investments	6.89	0.04

Increase in net assets from operations	5.76	0.43
Purchase of treasury shares	(0.01)	(0.01)
Payment of cash dividend	(0.30)	(1.84)
Effect of the Reverse Stock Split	—	(12.18)

Increase (decrease) in net assets	5.45	(13.60)

Net asset value, beginning of period	17.86	32.93

Net asset value, end of period	$23.31	$19.33

Per share market price, end of period	$16.13	$10.97

Total return based on market price	(8.4%)	(54.5%)
Total shareholder return (includes dividends paid)	0.9%	(45.4%)
Total return based on net asset value	30.5%	(7.3%)
Supplemental data:
Ratio of expenses before income taxes to average net assets	10.8%	1.9%
Ratio of expenses including income taxes to average net assets	10.9%	4.5%
Ratio of net investment (loss) income to average net assets	(5.5%)	1.4%
Debt/Equity ratio	18.0%	21.7%
Portfolio turnover	29.5%	17.9%
Net assets, end of period	$60,162,125	$49,950,153
Weighted shares outstanding, end of period	2,581,942	2,162,308

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
(2)	Share and per share data included herein has been retroactively restated to reflect the effect of the Reverse Stock Split.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter ended September 30, 2021, the Corporation repaid in full the $11,000,000 of outstanding SBA debentures, using cash on hand. In addition, the Corporation received approval from its Board of Directors, and had Rand SBIC submit a request to the SBA to surrender its license to operate as a SBIC, which also terminates the availability of the $3,000,000 of available SBA leverage.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies, the impact of our election as a RIC for U.S. federal tax purposes on payment of corporate level federal income taxes by Rand, statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable for 2021, and statements regarding the percentage of our estimated taxable income distributed in the 2020 cash dividend, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Historically, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operates as a small business investment company (“SBIC”) and has been licensed by the U.S. Small Business Administration (“SBA”) since 2002. Subsequent to the quarter ended September 30, 2021, Rand SBIC submitted a request to the SBA to surrender its SBA license. See Note 10. Subsequent Event, for additional information. With the capital raised in 2019 through our stock sale to East Asset Management (“East”), we now also have liquidity at Rand Capital Corporation, the parent company, with which to make investments.

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

On December 16, 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”) planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East (the “Adviser Change in Control”), constituted an “assignment.” The terms of the Investment Management Agreement were identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2021, we are in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

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

The Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020 that was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The 2020 cash dividend represented over 90% of our taxable income for 2020.

To maintain our RIC status, we are required to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a regular quarterly cash dividend.

The Board of Directors declared the following quarterly cash dividends during the nine months ended September 30, 2021:

Quarter	Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021

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

COVID-19 Update

Since the outbreak of the COVID-19 pandemic, our investment adviser, RCM, has continued to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by those portfolio companies with respect to the safety and welfare of their employees and their processes for phasing back to pre-COVID-19 work environments. We also have been informed by RCM about the impact of the COVID-19 on the businesses of our portfolio companies, and the potential impact of disruptions in the supply chain, and the actions these portfolio companies have taken, and are taking, to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. While we do not know what the ultimate long-term impact of the COVID -19 pandemic will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

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

Financial Condition

Overview:

	September 30, 2021	December 31, 2020	Increase	% Increase
Total assets	$75,881,658	$60,966,942	$14,914,716	24.5%
Total liabilities	15,719,533	14,862,112	857,421	5.8%

Net assets	$60,162,125	$46,104,830	$14,057,295	30.5%

Net asset value per share (NAV) was $23.31 at September 30, 2021 and $17.86 at December 31, 2020.

Our gross outstanding SBA debentures at September 30, 2021 were $11,000,000 and they mature from 2022 through 2029. Subsequent to the quarter ended September 30, 2021, the Corporation repaid all of its outstanding SBA debentures. See Note 10. Subsequent Event, for additional information. Cash and cash equivalents approximated 22% of net assets at September 30, 2021, as compared to 44% of net assets at December 31, 2020.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2021	December 31, 2020	Increase	% Increase
Investments, at cost	$49,725,140	$40,720,313	$9,004,827	22.1%
Unrealized appreciation (depreciation), net	12,377,229	(671,812)	13,049,041	NA

Investments, at fair value	$62,102,369	$40,048,501	$22,053,868	55.1%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 103% of net assets at September 30, 2021 versus 87% of net assets at December 31, 2020.

Our investment objective is to maximize total return to our shareholders with current income and, capital appreciation, when possible. As a result, the investments made by Rand are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with committed and experienced managements in a broad variety of industries. We may invest in public equity of other business development companies that provide income through dividends and have more liquidity that our private company investments.

The change in investments during the nine months ended September 30, 2021, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
ITA Acquisition, LLC (ITA)	$3,900,000
DSD Operating, LLC (DSD)	3,812,500
Seybert’s Billiards Corporation (Seybert’s)	2,800,000
BMP Swanson Holdco, LLC (Swanson)	1,833,333
Mattison Avenue Holdings, LLC (Mattison)	667,130
TCG BDC, Inc. (TCG)	522,753
PennantPark Investment Corporation (PennantPark)	522,082
Apollo Investment Corporation (Apollo)	518,080
FS KKR Capital Corp. (FS KKR)	510,458

Total of new investments	15,086,336
Other changes to investments:
Microcision LLC (Microcision) OID amortization	88,003
Caitec, Inc. (Caitec) interest conversion	53,606
Seybert’s interest conversion	39,696
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	35,819
Mattison interest conversion	20,777
HDI Acquisition LLC (Hilton Displays) interest conversion	19,438
ITA interest conversion	19,100
GoNoodle, Inc. (GoNoodle) interest conversion	11,412
SciAps, Inc. (Sciaps) OID amortization	11,250
Seybert’s OID amortization	6,670

Total of other changes to investments	305,771
Investments repaid, sold, liquidated or converted:
Science and Medicine Group, Inc. (SMG) repayment	(1,900,000)
Microcision repayment	(1,500,000)
Apollo sale	(882,164)
Centivo Corporation (Centivo) sale	(801,342)
GiveGab, Inc. (Givegab) sale	(616,221)
Mercantile Adjustment Bureau, LLC (Mercantile) repayment	(418,553)
ClearView Social Inc. (ClearView) sale	(200,000)
Advantage 24/7 LLC (Advantage) repayment	(55,000)
ACV Auctions, Inc. (ACV) sale	(14,000)

Total of investments repaid, sold, liquidated or converted	(6,387,280)

Net change in investments, at cost	$9,004,827

Results of Operations

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

Investment Income

	Three months ended September 30, 2021	Three months ended September 30, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$757,781	$634,874	$122,907	19.4%
Interest from other investments	473	1,157	(684)	(59.1%)
Dividend and other investment income	229,909	93,337	136,572	146.3%
Fee income	24,180	7,500	16,680	222.4%

Total investment income	$1,012,343	$736,868	$275,475	37.4%

The total investment income that was received on a current basis during the three months ended September 30, 2021 was received from 23 portfolio companies. This is an increase from the 20 portfolio companies that generated current income during the three months ended September 30, 2020. The number of companies contributing to current investment income increased due to the addition of more income generating portfolio companies in the last year in furtherance of our investment objectives and strategies.

Interest from portfolio companies – Interest from portfolio companies was approximately 19% higher during the three months ended September 30, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments – The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents, and lower cash balances during the three months ended September 30, 2021 versus the same period in 2020.

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

	Three months ended September 30, 2021	Three months ended September 30, 2020
Knoa Software, Inc. (Knoa)	$87,771	$—
FS KKR	35,100	—
TCG	32,680	14,800
PennantPark	23,400	—
Tilson Technology Management, Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	11,070	10,800
Owl Rock Capital Corporation (Owl Rock)	9,300	23,400
Golub Capital BDC, Inc. (Golub)	9,063	9,062
Barings BDC, Inc. (Barings)	8,400	6,400
Apollo	—	15,750

Total dividend and other investment income	$229,909	$93,337

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

The income associated with the amortization of financing fees was $24,180 and $7,500 for the three months ended September 30, 2021 and 2020, respectively.

Expenses

	Three months ended September 30, 2021	Three months ended September 30, 2020	Increase	% Increase
Total expenses	$961,899	$456,398	$505,501	110.8%

The increase in total expenses during the three months ended September 30, 2021 versus the same period in 2020 was primarily due to a $454,000 increase in the capital gains incentive fee accrual and an approximately $78,000 increase in the base management fee payable to RCM. The increase in capital gains incentive fees, shown on our Consolidated Statement of Operations, is due to our accrual during the three months ended September 30, 2021 of a capital gains incentive fee. The Investment Management Agreement with RCM does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no capital gains incentive fees accrued for the three months ended September 30, 2020.

The base management fee, payable to RCM, is calculated on total assets less cash, and, as we deploy more capital into investments, the base management fee, payable to RCM, will increase accordingly.

In November 2019, we completed a stock sale transaction with East and concurrently externalized the management of our portfolio to Rand Capital Management, LLC (RCM) as our external investment adviser and administrator. Our primary expenses now include the payment of fees to RCM under the Investment Management Agreement, and our allocable portion of overhead expenses and other administrative expenses under the Administration Agreement with RCM. Under the terms of the Investment Management Agreement, the compensation of the investment professionals of RCM and its staff, and the general office and overhead expenses incurred by RCM in maintaining its place of business, will be provided, and paid for by RCM and not by us. We will be responsible for all other expenses.

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment income for the three months ended September 30, 2021 and 2020 was $53,152 and $280,470, respectively.

Realized Gain on Investments

	Three months ended September 30, 2021	Three months ended September 30, 2020	Change
Realized gain on investments before income taxes	$2,601,361	$—	$2,601,361

During the three months ended September 30, 2021, we sold our investment in Centivo Corporation and recognized a realized gain of $1,614,433. In addition, during the three months ended September 30, 2021, we recognized a net realized gain of $957,573 on the sale of 50,000 shares of Class A common stock of ACV Auctions, Inc. (ACV). ACV trades on the NASDAQ Global Select Market under the symbol “ACVA”. As of September 30, 2021, we owned 540,580 shares of Class A common stock of ACV.

During the three months ended September 30, 2021, we received additional proceeds from the 2nd quarter sale of our investment in Givegab and recognized a gain of $29,355.

Change in Unrealized Depreciation of Investments

	Three months ended September 30, 2021	Three months ended September 30, 2020	Change
Change in unrealized depreciation of investments before income taxes	($333,313)	($17,947)	($315,366)

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2021, was comprised of the following:

Three months ended September 30, 2021
ACV Auctions, Inc. (ACV)	($4,318,151)
Centivo sale	(584,832)
Knoa Software, Inc. (Knoa)	(544,860)
PennantPark Investment Corporation (Pennantpark)	(22,750)
New Monarch Machine Tool, Inc. (New Monarch)	(22,841)
Owl Rock Capital Corporation (Owl Rock)	(7,300)
Golub Capital BDC, Inc. (Golub)	8,854
Barings BDC, Inc. (Barings)	13,600
TCG	15,767
Ares Capital Corporation (Ares)	19,800
FS KKR Capital Corp. (FS KKR)	45,360
Mercantile Adjustment Bureau, LLC (Mercantile)	849,040
Tilson Technology Management, Inc. (Tilson)	$4,215,000

Total change in net unrealized appreciation (depreciation) of investments before income taxes	($333,313)

Ares, Barings, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At September 30, 2021, we held 540,580 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV was valued using a price of $18.12 per shares using the three-day average closing price.

In accordance with the Corporation’s valuation policy, we increased the value of our investment in Tilson based on a significant equity financing by new non-strategic outside investors that had a higher valuation for this portfolio company.

During the three months ended September 30, 2021, the valuation of our investments in Knoa and New Monarch were decreased after a review of their operations and financial condition. In addition, our investment in Mercantile was increased during the same three-month period after a review of their financial condition.

The change in unrealized depreciation, before income taxes, for the three months ended September 30, 2020 was comprised of the following:

Three months ended September 30, 2020
PennantPark Investment Corporation (Pennantpark)	($48,130)
Apollo Investment Corporation (Apollo)	(37,450)
Barings BDC, Inc. (Barings)	(13,485)
TCG BDC, Inc. (TCG)	(9,530)
Owl Rock Capital Corporation (Owl Rock)	(7,000)
Ares Capital Corporation (Ares)	(5,310)
FS KKR Capital Corp. (FS KKR)	50,250
Golub Capital BDC, Inc. (Golub)	52,708

Total change in net unrealized depreciation of investments before income taxes	($17,947)

Apollo, Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are each publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price.

All of these valuation adjustments resulted from a review by RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

The net increase in net assets from operations on our consolidated statements of operations for the three months ended September 30, 2021 and 2020 was $2,321,200 and $262,523, respectively.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

Investment Income

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$2,110,749	$1,741,261	$369,488	21.2%
Interest from other investments	13,343	87,161	(73,818)	(84.7%)
Dividend and other investment income	613,625	200,900	412,725	205.4%
Fee income	102,055	17,917	84,138	469.6%

Total investment income	$2,839,772	$2,047,239	$792,533	38.7%

The total investment income that was received on a current basis during the nine months ended September 30, 2021 was received from 26 portfolio companies. This is an increase from the 23 portfolio companies that generated current income during the nine months ended September 30, 2020. The number of companies contributing to investment income increased due to the addition of more income generating portfolio company investments in the last year in furtherance of our investment objectives and strategies.

Interest from portfolio companies – Interest from portfolio companies was approximately 21% higher during the nine months ended September 30, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), and Seybert’s Billiards Corporation (Seybert’s). In addition, interest income is higher due to an approximately $88,000 increase in OID income during the nine months ended September 30, 2021 due to a first quarter 2021 loan payoff.

Interest from other investments—The decrease in interest from other investments is due to lower interest rates received on our cash and cash equivalents, and lower cash balances during the nine months ended September 30, 2021 versus the same period in 2020.

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

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
FS KKR	$99,900	$34,000
TCG	95,460	14,800
Knoa	87,771	—
Carolina Skiff LLC (Carolina Skiff)	81,801	—
Pennantpark	70,200	—
Tilson	39,375	39,375
Ares	32,670	21,600
Owl Rock	27,900	35,100
Apollo	27,360	31,500
Golub	27,188	18,125
Barings	24,000	6,400

Total dividend and other investment income	$613,625	$200,900

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

The income associated with the amortization of financing fees was $57,959 and $17,917 for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Corporation recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument. There were $14,096 in board fees for the nine months ended September 30, 2021 and there were no board fees for the nine months ended September 30, 2020.

Expenses

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Increase	% Increase
Total expenses	$5,747,520	$1,448,710	$4,298,810	296.7%

Total expenses increased approximately $4,300,000 during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in expenses was primarily due to a $4,114,000 increase in the capital gains incentive fee accrual and an approximately $185,000 increase in the base management fee payable to RCM. The increase in the capital gains incentive fee accrual, shown on our Consolidated Statement of Operations, is due to our accrual during the nine months ended September 30, 2021 of a capital gains incentive fee, which accrual results from a requirement of GAAP. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement to RCM. However, as required by GAAP, the Corporation must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no capital gains incentive fees accrued for the nine months ended September 30, 2020.

The base management fee, payable to RCM, is calculated on total assets less cash, and, as we deploy more capital into investments, the base management fee, payable to RCM, will increase accordingly.

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment (loss) income for the nine months ended September 30, 2021 and 2020 was ($2,924,763) and $1,017,630, respectively.

Realized Gain on Investments

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Change
Realized gain on investments before income taxes	$4,729,466	$2,412,046	$2,317,420

During the nine months ended September 30, 2021, we sold our investment in Givegab and recognized a gain of $1,846,705, sold our investment in Centivo Corporation and recognized a gain of $1,614,433, and sold our investment in ClearView Social, Inc. and recognized a gain of $135,430. The realized gain from the sale of Clearview included $35,766 that will be held in escrow and is expected to be received in 2022. The escrow holdback is recorded in “Other Assets” on the Corporation’s Balance Sheet.

In addition, during the nine months ended September 30, 2021 we recognized a net realized gain of $957,573 on the sale of 50,000 shares of Class A common stock of ACV Auctions, Inc. (ACV). ACV trades on the NASDAQ Global Select Market under the symbol “ACVA”. As of September 30, 2021, we owned 540,580 shares of ACV. During the nine months ended September 30, 2021, we also sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000.

During the nine months ended September 30, 2020, we realized a $2.3 million gain when we exited our investment in Outmatch. We also received additional proceeds of approximately $57,000 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision and approximately $37,000 in additional gain from Advantage 24/7.

Change in Unrealized Appreciation/Depreciation of Investments

	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Change
Change in unrealized appreciation/depreciation of investments before income taxes	$13,049,041	($540,033)	$13,589,074

The change in unrealized appreciation, before income taxes, for the nine months ended September 30, 2021 was comprised of the following:

Nine months ended September 30, 2021
Open Exchange	$4,918,061
Tilson	4,215,000
ACV	3,277,495
Mercantile	849,040
Pennantpark	296,501
FS KKR	276,465
TCG	225,007
Ares	97,560
Barings	73,867
Golub	58,022
Owl Rock	44,900
Apollo	(7,616)
New Monarch	(22,841)
Post Process	(122,728)
Knoa	(544,860)
Centivo sale	(584,832)

Total change in net unrealized appreciation of investments before income taxes	$13,049,041

Ares, Barings, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the three-day average closing price. We sold our Apollo shares during the nine months ended September 30, 2021.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At September 30, 2021, we held 540,580 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV was valued using a price of $18.12 per share, based upon the three-day average closing price.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Open Exchange and Tilson based on significant equity financings for each of these portfolio companies.

During the nine months ended September 30, 2021, the valuation of our investments in Knoa, New Monarch and Post Process was decreased after a review of their operations and financial condition. In addition, our investment in Mercantile was increased during the nine months ended September 30, 2021 after a review of their financial operations.

The change in unrealized depreciation, before income taxes, for the nine months ended September 30, 2020 was comprised of the following:

Nine months ended September 30, 2020
Genicon, Inc. (Genicon)	($515,804)
Apollo	(71,367)
Pennantpark	(48,130)
Barings	(13,485)
TCG	(9,530)
Golub	6,923
Owl Rock	17,633
Ares	34,540
FS KKR	59,187

Total change in net unrealized depreciation of investments before income taxes	($540,033)

The valuation of our investment in Genicon was decreased after a review of their operations and financial condition.

Apollo, Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are each publicly traded stocks, and as such, are marked to market at the end of each quarter.

All of these valuation adjustments resulted from a review by RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “net increase in net assets from operations” on our consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, the net increase in net assets from operations was $14,852,793 and $1,116,231, respectively.

Liquidity and Capital Resources

Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation.    As a result, our recent and future investments are expected to be made primarily in yield generating investments and may include related equity options, such as warrants or preferred equity.

As of September 30, 2021, our total liquidity consisted of approximately $13,300,000 in cash and cash equivalents. In addition, we had an outstanding SBA leverage commitment of $3,000,000. Subsequent to the quarter ended September 30, 2021, we repaid our outstanding $11,000,000 in SBA debentures and terminated our remaining SBA leverage commitment. See Note 10. Subsequent Event, for additional information.

Net cash provided by operating activities has averaged approximately $82,000 per year over the last three years. The cash used for investments in portfolio companies has averaged approximately $10,100,000 per year over the last three years. We will generally use cash to fund our expenses, invest in portfolio companies, pay dividends and repurchase shares. We anticipate that we will continue to exit investments and shift our portfolio to income producing investments. However, the timing of liquidation events within the portfolio is difficult to project.

We believe that the cash on hand at September 30, 2021 and the scheduled interest payments on our portfolio investments will be sufficient to meet our cash needs for the next year. We continue to pursue current income and distributions from portfolio companies to increase the liquidity available for new investments, expenses and dividends to our shareholders.

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

At times, a portion of our portfolio may include, and does currently include, marketable securities traded in the over-the-counter market or on other stock markets. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion, or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

As of September 30, 2021, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2021 – 7/31/2021	—	—	—	$1,500,000
8/1/2021 – 8/31/2021	911	$18.18	911	$1,483,437
9/1/2021 – 9/30/2021	237	$17.75	237	$1,479,230

Total	1,148	$18.09	1,148

(1)	There were 1,148 shares repurchased, in open market transactions, during the third quarter of 2021.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: November 5, 2021

RAND CAPITAL CORPORATION

/s/ Allen F. Grum
Allen F. Grum, President (Chief Executive Officer)

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Treasurer (Chief Financial Officer)