Form 10-K
period 2021-12-31
RAND CAPITAL CORP
filed 2022-03-08
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $14,150,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 3, 2022, there were 2,581,021 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.    Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, diversified, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement that was in effect prior to the Adviser Change of Control (the “Prior Investment Management Agreement”) with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the prior administration agreement (the “Prior Administration Agreement”). The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the Closing, we also entered into a shareholder agreement by and between Rand and East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. The Board currently consists of five directors, and East has designated Adam S. Gusky and Benjamin E. Godley for nomination to the Board.

After the completion of the Transaction, we are an externally managed, closed-end, diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business—Regulations, Business Development Company Regulations.”

Prior to 2021, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and was licensed by the U.S. Small Business Administration (“SBA”) from 2002 to 2021. Until December 2021, Rand SBIC operated as a BDC. Rand SBIC’s board of directors was comprised of the same directors that make up the board of directors of Rand, a majority of whom are not “interested persons” as defined by the 1940 Act.

In November 2021, Rand SBIC repaid, in full, 100% of its outstanding SBA-guaranteed debentures and surrendered its SBIC license. In connection with the surrender of its SBIC license, Rand SBIC changed its name to Rand Capital Sub, Inc. (“Rand Sub”), withdrew its election to be regulated as a BDC, and merged with and into Rand Capital Sub LLC, a Delaware limited liability company, a wholly owned subsidiary of Rand.

In this Annual Report on Form 10-K, (“Annual Report”), unless the context otherwise requires, “we”, the “Corporation”, “us”, and “our” refer to Rand Capital Corporation and its wholly owned subsidiaries.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. As required for the RIC election, we paid a special dividend to shareholders to distribute all of our accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020, which represented over 90% of the investment company taxable income of Rand for 2020.

The Board of Directors declared the following quarterly cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021
4th	$0.14	December 20, 2021	December 31, 2021

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at December 31, 2021: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Hold Co., LLC (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies. On March 29, 2021, the SEC granted approval for a new exemptive relief order (the “New Order”) that supersedes the Order and permits the Corporation to co-invest with affiliates of RCM and Callodine Group, LLC (“Callodine”) in connection with the completion of the Adviser Change of Control.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website our annual and quarterly reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the ticker symbol “RAND.”

Our Investment Objectives and Strategy

Our investment activities are managed by our external investment adviser, RCM. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand during 2021were, and the investments to be made by Rand in the future are expected to be made primarily in debt instruments. At times when excess cash is available, we may also invest in high yielding publicly traded equity instruments that provide income through dividends and are relatively more liquid than our private company equity investments based on our available cash and projected cash needs.

We expect to co-invest in privately held, lower middle market companies with committed and experienced managements in a broad variety of industries. We seek to invest in early to later stage businesses that have sustainable, differentiated and market-accepted products and have revenue of more than $2 million and a clear path to free cash flow or are already generating up to $5 million in EBITDA. We provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. Geographically, we focus in the eastern and southern United States. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Prospectively, our typical investment is expected to be in the range of $2 million to $4 million in any one company. The debt we invest in is not expected to be rated by a rating agency and, if it were, would be below investment grade. Because of the higher risk nature of our investments, we require board observation or informational rights and may require a board seat.

The maximum size of our investment in one individual portfolio company and the diversification of the overall portfolio holdings is subject to SEC and IRS regulations.

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

In a typical private financing, RCM’s investment committee (the “Investment Committee”) will review, analyze, through due diligence, the business plan and operations of the potential portfolio company. Additionally, RCM will familiarize themselves with the portfolio company’s industry and competition and may conduct reference checks with its customers and suppliers. RCM’s investment committee will then review the deal and if approved, the transaction will be funded by Rand.

Following our initial investment, we may make follow-on investments to take advantage of warrants or other preferential rights granted to us to increase or maintain our position in a promising portfolio company or provide additional funds to allow a portfolio company to fully implement its business plans, develop a new line of business or recover from unexpected business problems. Follow-on investments in a portfolio company are evaluated on an individual basis by RCM’s Investment Committee.

Disposition of Investments

We may exit investments through the maturity of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the portfolio company. We anticipate our debt investments will be repaid with interest and may realize further appreciation from warrants or other equity type instruments received in connection with an investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Composition of the Investment Portfolio.”

Competition

We compete for quality investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds). We believe we are able to compete with these entities primarily on the basis of RCM’s and our referral network, RCM’s and our investing reputation and experience, RCM’s responsive, quick, and efficient investment analysis and decision-making process, and the investment terms we offer.

For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

We do not have any employees. Our operations are managed by RCM, our investment adviser and administrator. RCM employed a total of five employees at December 31, 2021.

Rand’s President and Chief Executive Officer, Allen F. “Pete” Grum, retired from Rand and RCM effective December 1, 2021. Concurrent with Mr. Grum’s departure, Daniel P. Penberthy was appointed to serve as President and Chief Executive Officer of Rand. In addition, Margaret Brechtel was appointed to serve as Executive Vice President, Treasurer, Chief Financial Officer and Secretary of Rand.

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

(vi) provides us with other investment advisory, research and related services that may, from time to time, be required for the investment of our assets; and

(vii) assists us in the valuation of portfolio investments.

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

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio manager is Daniel P. Penberthy, who manages our investment portfolio on a day-to-day basis. All decisions to acquire or dispose of assets on our behalf are made by the Adviser’s Investment Committee. Each decision must be approved unanimously by the Investment Committee members.

From January 1, 2021 to December 1, 2021 the Investment Committee was comprised of the following six individuals:

•	Scott Barfield;

•	Brian Collins;

•	Allen F. Grum;

•	Adam Gusky;

•	James Morrow; and

•	Daniel P. Penberthy.

From December 2, 2021 to December 31, 2021 the Investment Committee was comprised of the following five individuals:

•	Scott Barfield;

•	Brian Collins;

•	Adam Gusky;

•	James Morrow; and

•	Daniel P. Penberthy.

All potential investment opportunities undergo an initial informal review and each potential investment opportunity that is determined to have merit is then presented and evaluated at Investment Committee meetings in which the members of the Investment Committee discuss the qualities and risks of that potential investment opportunity and the pricing and structure for the investment.

Fees Paid to Adviser

Under the Investment Management Agreement, we pay the Adviser, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee; and (ii) the Incentive Fees.

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

Incentive Fees

The “Incentive Fees” are comprised of two parts: (1) the Income Based Fee; and (2) the Capital Gains Fee.

Income Based Fee

The “Income Based Fee” is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter and is payable promptly following the filing of our financial statements for such quarter.

Under the Investment Management Agreement, “Pre-Incentive Fee Net Investment Income” is defined as interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees we receive from portfolio companies) we accrue during the relevant calendar quarter, minus the operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of Incentive Fee).

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with United States generally accepted accounting principles, (“GAAP”), but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses, or unrealized capital appreciation or depreciation.

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

Capital Gains Fee

The “Capital Gains Fee” is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement). Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) our cumulative aggregate realized capital gains, in each case calculated from the effective date of the Prior Investment Management Agreement. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

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

•

The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gains Fee calculation date minus (b) the accreted or amortized cost basis of such investment.

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

(xii) directors’ fees and expenses;

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

(xvi) direct costs and expenses of administration, including independent auditors and outside legal costs; and

(xvii) all other expenses incurred by us or the Adviser in connection with administering our business (including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs (including travel expenses)).

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

The Investment Management Agreement may be terminated at any time, without the payment of any penalty, upon sixty days’ written notice, by: (a) vote of a majority of the Board or by vote of a majority of the outstanding voting securities of Rand (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Investment Management Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). See Part I, Item 1A. “Risk Factors—Our investment adviser and administrator, RCM, has the right to resign on sixty days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

The Adviser is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, the Adviser assists us in determining and publishing our Net Asset Value (“NAV”), overseeing the preparation and filing of our tax returns, and the preparation and dissemination of reports to shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Adviser provides, on our behalf, significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

In full consideration of the provision of the services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities. Costs and expenses to be paid by us include those relating to: organization; calculating NAV (including the cost and expenses of any independent valuation firm); expenses incurred by the Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on its prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees (other than fees (if any) payable to a sub-advisor retained by the Adviser under the Investment Management Agreement); administration fees; transfer agent and custodial fees; federal and state registration fees; all costs of registration and listing our common stock on any securities exchange; federal, state, local and other taxes; directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); costs of any reports, proxy statements or other notices to shareholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including independent auditors and outside legal costs; and all other expenses incurred by us or the Adviser in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, and our allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs (including travel expenses).

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

Regulations

The following discussion is a general summary of the material laws and regulations governing BDCs and SBA-licensed SBICs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs and SBICs.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those non-qualifying investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2021, we were in compliance with this rule.

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

Small Business Investment Company Regulations

The following section details out SBA regulations with which we had to comply prior to the surrender of our SBA license in November 2021.

SBA Lending Restrictions

SBICs are designed to stimulate the flow of private debt and/or equity capital to small businesses. The types and dollar amount of the loans and other investments we may make are limited by the 1940 Act, the Small

Business Act (the “SBA Act”) and SBA regulations. Prior to the surrender of its SBA license in November 2021, Rand SBIC used funds borrowed from the SBA that could be combined with our own capital to provide loans to, and make equity investments in, businesses that meet the following criteria:

(a) have a tangible net worth not in excess of $19.5 million and average net income after U.S. federal income taxes for the preceding two completed fiscal years not in excess of $6.5 million; or

(b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the businesses are primarily engaged.

In addition, at the end of each fiscal year, an SBIC must have at least 20% to 25% (depending on what year the investment was made) in total dollars invested in “smaller enterprises.” The SBA defines “smaller enterprises” as businesses that:

(a) do not have a net worth in excess of $6 million and have average net income after U.S. federal income taxes for the preceding two years no greater than $2 million; or

(b) meet size standards set by the SBA that are measured by either annual receipts or number of employees, depending on the industry in which the concerns are primarily engaged.

We had complied with these requirements since the inception of Rand SBIC through the surrender of our SBA license in November 2021.

In addition, the SBA regulations require an examination of a licensed SBIC by an SBA examiner to determine the SBIC’s compliance with the relevant SBA regulations. Our annual report, submitted to the SBA, must be audited by an independent public accounting firm. These requirements ceased with our SBA license surrender in November 2021.

SBA Leverage

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

In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. At December 31, 2020, we had $11,000,000 in outstanding SBA debenture instruments. After the SBA license surrender in November 2021, the SBA no longer has superior claim to Rand assets.

Taxation as a Regulated Investment Company

The Corporation elected U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 under subchapter M of the Internal Revenue Code of 1986, as amended, on our U.S. Federal tax return for the 2020 tax year. In order to qualify to make the RIC election, we, among other things, distributed our previously undistributed “accumulated earnings and profits” to shareholders, through the special dividend paid to shareholders in May 2020. RIC qualifications also require meeting specified source-of-income and asset-diversification requirements. In addition, in order to maintain our RIC status, we must distribute to our shareholders, with respect of each taxable year, dividends for U.S. federal income tax purposes in an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. Additionally, we will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that need to remain in a taxable subsidiary in order to maintain RIC status.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of:

(1) 98% of our ordinary income for each calendar year;

(2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year; and

(3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

In order to maintain qualification as a RIC for U.S. federal income tax purposes going forward, we must, among other things:

(1) meet the Annual Distribution Requirement;

(2) qualify to be regulated as a BDC or be registered as a management investment company under the 1940 Act;

(3) derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to the business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Internal Revenue Code); and

(4) diversify our holdings so that at the end of each quarter of the taxable year:

(a) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and

(b) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly-traded partnerships”.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that have original issue discount (OID) or debt instruments with payment-in-kind (“PIK”) interest, we must include in income, each year, a portion of this non-cash income that accrues over the life of the obligation, regardless of whether cash is received by us in that taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any OID income or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash.

As long as we qualify for taxation as a RIC, distributions out of our earnings and profits to shareholders generally will be taxable to shareholders for U.S. federal income tax purposes, either as ordinary income or capital gains, depending upon the nature of the income giving rise to the distribution. The tax consequences to a shareholder attributable to the acquisition, ownership, and disposition of our common stock, are complex and will depend on the facts of the shareholder’s unique circumstances.

Item 1A.    Risk Factors

We have listed below the material risk factors applicable to us grouped into the following categories: Risks related to our Business and Structure, Risks related to our Investments, Risks related to our Common Stock and Risks Relating to U.S. Federal Income Tax.

Risks related to our Business and Structure

The COVID-19 pandemic has, and may continue to, negatively affect the operating results, financial conditions or liquidity of our portfolio companies, which may negatively affect our operating results and financial condition.

Beginning in March 2020, the global outbreak of COVID-19 (“coronavirus”) has created significant uncertainty and economic disruption as businesses and federal, state, and local governments take and have taken broad actions to mitigate this public health crisis, including restrictions on travel and the temporary closures of corporate offices, retail stores, and manufacturing facilities and factories across the United States and the wider global community.

As a result, the business, operating results, financial condition and liquidity of our portfolio companies have been, and may continue to be, materially and adversely affected. Specific impacts to the businesses of our portfolio companies include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. The impact to our portfolio companies’ results from coronavirus remains highly uncertain and difficult to predict, and will depend to a large extent on the duration and severity of coronavirus, the effectiveness and utilization of vaccines for coronavirus and its variants, and the actions taken by governmental authorities and other entities to contain coronavirus and its variants and to treat its impacts, all of which are beyond our control. In addition, even if our portfolio companies have availed themselves of financial assistance provided by U.S. federal or state governmental entities to mitigate the impacts of coronavirus, certain of our portfolio companies have experienced, and may continue to experience, liquidity issues, which, in turn, may negatively affect their ability to repay principal and interests on outstanding loans and other debt instruments owed to the Corporation, including resulting in the Corporation having large outstanding interest receivable balances owed to it. Furthermore, certain portfolio companies may not be able to continue as going concerns. As a result of the coronavirus pandemic and its associated impacts on our portfolio companies, we have been, and may in the future be, required to restructure certain of our investments on terms that are less favorable to us to avoid potential bankruptcies and other insolvency issues for our portfolio companies. A substantial negative impact to one or more of our portfolio companies resulting from the coronavirus pandemic could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight and supervision by our Board. We no longer have any employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals, and the Investment Committee to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and monitor those investments, and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of the members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. The Corporation does not have any employment agreements with key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. RCM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. The loss of a material number of investment professionals to which RCM has access or members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations.

RCM has no prior experience managing or acting as an investment adviser for a BDC.

Prior to its entry into the Investment Management Agreement with Rand, RCM was a newly formed entity that had no prior experience managing or acting as an investment adviser for a BDC. The investment philosophy and techniques used by RCM, and in particular its Investment Committee, to manage the Corporation’s investment activities may differ from the investment philosophy and techniques previously employed by RCM’s investment team in identifying and managing other investments and from those that were previously used by the Corporation when it was internally managed. RCM has focused its investing on behalf of the Corporation on interest-yielding debt securities. In addition, RCM is seeking to source potential investments using its relationships and the business networks of the members of the Investment Committee. However, we can offer no assurance that RCM will be successful with respect to its investment decisions in acting as our investment adviser or that RCM or the Investment Committee will be successful in their attempts to source and originate additional potential transactions that are appropriate for Rand’s investment strategy through the use of existing business networks, and our investment returns could be substantially lower than the returns we have achieved in the past.

Our financial results will depend on RCM’s skill to manage and deploy capital effectively.

Our ability to achieve long-term capital appreciation on our existing equity investments and to maintain a current cash flow from our debt investments while shifting our portfolio to contain a greater percentage of interest-yielding debt securities depends on RCM’s capability to effectively identify, invest, and manage our capital.

Accomplishing this investment objective effectively will be based on RCM’s handling of the investment process, starting with its ability to find investments that offer favorable terms and meet our investment objective. RCM will also need to monitor our portfolio companies’ performance and may be called upon to provide managerial assistance. These competing demands on their time may slow the rate of investment or the effective deployment of capital.

Even if RCM is able to grow and build on our investment portfolio, any failure by RCM to manage the growth of our portfolio effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. If RCM cannot successfully manage our investment portfolio or implement our investment objectives, this could negatively impact our results of operation and financial condition.

We are subject to risks created by our regulated environment.

We are regulated by the SEC as a BDC. The 1940 Act imposes numerous constraints on the operations of BDCs and their external advisers. Changes in the laws or regulations that govern BDCs could significantly affect our business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing our business could have a material impact on our financial condition and our results of operations. Moreover, the laws and regulations that govern BDCs may place conflicting demands on the manner in which we operate, and the resolution of those conflicts may restrict or otherwise adversely affect our operations. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2021, 78% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we typically invest. Investments are valued in accordance with our established valuation policy and are stated at fair value and approved by our Board. The inputs into the determination of fair value of these investments may require significant judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net change in unrealized appreciation/depreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities. RCM faces competition in our investing activities from many entities including private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we choose to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

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

RCM, including members of its Investment Committee, may face conflicts in allocating investment opportunities between us and other investment vehicles affiliated with members of the Investment Committee that have overlapping investment objectives with ours. Although RCM, including members of the Investment Committee, and its affiliates that manage other investment portfolios will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its written allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by RCM or members of the Investment Committee given the requirements or application of such allocation policies and procedures or if such investment is prohibited by law.

RCM and its affiliates, including some of our officers and directors, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our shareholders.

RCM and its affiliates will receive fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to RCM under the terms of the Investment Management Agreement. These compensation arrangements could affect RCM or its affiliates’ judgment with respect to investments made by us, which allows RCM to earn increased asset management fees.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying from, or selling to, such affiliate any securities, absent the prior approval of the “required majority” of our directors as defined in Section 57(o) of the 1940 Act. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by RCM or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, or is otherwise deemed to control, be controlled by, or be under common control with us, we will be prohibited from buying from, or selling to, such person or certain of that person’s affiliates any securities, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. For example, given East’s approximately 64% ownership position in our common stock, this prohibition impacts our ability to participate in certain transactions or investments where East is involved, including with respect to certain of the loans and other securities that were contributed to us by East as part of the consideration for East’s purchase of our common stock in the Transaction, to the extent such loans and other securities are also held by East or another one of our affiliates. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. As a result of these restrictions, we may also be prohibited from buying securities from, or selling securities to, any portfolio company that is controlled by a fund managed by either RCM or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

On October 7, 2020, we, RCM and certain of our affiliates received exemptive relief from the SEC to permit us to co-invest with certain other funds managed by RCM or its affiliates in a manner consistent with the conditions of our exemptive relief. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. On March 29, 2021, the SEC approved a new exemptive relief order reflecting the new organizational structure of RCM and its affiliates after the Adviser Change of Control. This new exemptive order supersedes our prior exemptive order and permits, subject to compliance with specified conditions, the Corporation to co-invest with funds managed by RCM and its affiliates under RCM’s current ownership structure after the completion of the Adviser Change in Control.

In situations when co-investment with funds managed by RCM or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, RCM and its affiliates will need to decide which client or clients (including the Corporation) will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that a client (other than the Corporation) is granted the opportunity to proceed with the investment, we will not be permitted to participate in the investment we otherwise may have made.

The fee structure under the Investment Management Agreement may induce RCM to pursue investments and incur leverage, which may not be in the best interests of the shareholders.

Under the terms of the Investment Management Agreement, the Base Management Fee is payable even if the value of our investment portfolio declines. The Base Management Fee is calculated based on the total assets (other than cash or cash equivalents but including assets purchased with borrowed funds), as determined according to procedures duly adopted by the Board. Accordingly, the Base Management Fee is payable regardless of whether the value of Rand’s total assets or investment portfolio has decreased during the then-current quarter and creates an incentive for RCM to incur leverage, which may not be consistent with our shareholders’ interests.

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

RCM’s liability is limited under the Investment Management Agreement and the Administration Agreement, and we are required to indemnify RCM against certain liabilities, which may lead RCM to act in a riskier manner on our behalf than it would when acting for its own account.

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

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of us and our shareholders, and our shareholders approve, giving us the authority to do so. Although we currently do not have such authorization, we may seek such authorization in the future.

In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue debt securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such issuance or incurrence. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC Election. As a result, these earnings may not be available to fund new investments if such distributions are made in cash.

If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our common stock.

We are subject to cybersecurity risks and incidents that may adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our, or RCM’s, cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately negatively impact business, financial condition and operating results.

Our and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we or RCM may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information stored in, or transmitted through, our or RCM’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or RCM’s operations, which could result in damage to our or RCM’s reputation, financial losses, litigation, increased costs or regulatory penalties. Furthermore, if one of these events were to occur at one of our portfolio companies, it could impact their business, financial condition and results of operations, which could negatively impact our investment. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, and transfer agents) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within the Corporation, but we remain potentially vulnerable to additional known and unknown threats.

We may experience fluctuations in our annual and quarterly results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including RCM’s ability or inability to make investments in companies that meet our investment criteria, RCM’s transition of Rand’s portfolio to include more interest-yielding securities, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future quarters or any future fiscal years.

Risks related to our Investments

We have a limited number of companies in our portfolio of investments and may be subjected to greater risk if any of these companies default.

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

We may have limited access to information about privately held companies in which we invest.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of RCM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, RCM may not make a fully informed investment decision, and we may lose money on our investment.

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

Our portfolio companies may incur debt that ranks equal with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies are permitted to have other debt that ranks equal with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equal with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the size of our investment and the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

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

We typically are a minority shareholder in our portfolio companies in which we have made equity investments.

In connection with equity investments, we typically invest as a minority shareholder in our portfolio companies. As a minority shareholder, we are unable to require the company to seek or entertain liquidity events as a way to exit our investments. This may cause us to hold equity investments longer than planned or to seek a sale that may not reflect the full value of our equity investment.

We may not have the funds or ability to make follow-on investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a company, we may be asked to participate in another round of financing by the company. There is no assurance that we will make, have sufficient funds to make or be permitted to make under the 1940 Act, these follow-on investments. Any decision to not make an additional investment in a portfolio company may have a negative impact on the portfolio company in need of the capital and have a negative impact on our investment in the company.

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

In addition, pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors; or (ii) up to three persons if the size of the Board is composed of seven or more directors. Under the terms of the Shareholder Agreement, East has designated Adam S. Gusky and Benjamin E. Godley for nomination for election to the Board. The designation right provided to East under the terms of the Shareholder Agreement provides East with a significant presence on the Board and direct influence on matters presented to the Board, although all directors, whether or not nominated by East, owe fiduciary duties to all shareholders.

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

Risks related to U.S. Federal Income Tax

In connection with our RIC election, we may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

In connection with our RIC election, we intend to continue to pay distributions in the form of cash dividends to our shareholders out of assets legally available for distribution. However, we cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or results in year over year increases in cash distribution amounts. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and state corporate law requirements and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will pay distributions on our common stock in the future.

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

In connection with our RIC Election, we will be subject to corporate-level income tax if we are unable to satisfy certain RIC qualification requirements under Subchapter M of the Code or do not satisfy the annual distribution requirement.

No assurance can be given that we will be able to qualify for and maintain RIC status, and we will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code. In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our shareholders.

•

The annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to obtain cash from sources in order to make these distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

If we fail to satisfy certain RIC qualification requirements under Subchapter M of the Code or to meet the annual distribution requirement for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions, if any. Such a failure would have a material adverse effect on us and our shareholders.

In connection with our RIC Election, we may have difficulty paying required distributions to shareholders if we recognize income before or without receiving cash representing such income.

In connection with our RIC Election, we are required to distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses to maintain our eligibility for RIC tax treatment. For U.S. federal income tax purposes, we include in taxable income certain amounts that we have not yet received in cash, such as contracted payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The increases in loan balances as a result of contracted PIK arrangements are included in income in advance of receiving cash payment and are separately identified on our consolidated statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Shareholders of Record

On March 1, 2022, we had a total of approximately 1,089 shareholders, which included 54 record holders of our common stock, and an estimated 1,035 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Dividends

We have elected U.S. federal tax treatment as a RIC as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and timely distribute to our shareholders at least 90% of our investment company taxable income, as defined by the Code (as defined below), for each tax year. If we make the requisite distributions to our shareholders, this will generally relieve us from any requirement to pay corporate-level U.S. federal income taxes with respect to all income distributed to our shareholders.

Our dividends, if any, are determined by our Board of Directors. Rand’s Board declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders.

In addition, our Board declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend represented over 90% of estimated investment company taxable income of Rand for 2020.

The Board of Directors declared the following quarterly cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021
4th	$0.14	December 20, 2021	December 31, 2021

Share Repurchase Program

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2021 – 10/31/2021	—	$—	—	$1,479,230
11/1/2021 – 11/30/2021	—	$—	—	$1,479,230
12/1/2021 – 12/31/2021	—	$—	—	$1,479,230

Total	—	$—	—

(1)	There were no shares repurchased, in open market transactions, during the fourth quarter of 2021.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2022. During the year ended December 31, 2021 we repurchased 1,148 shares.

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our common stock, the Nasdaq Market Index, our new peer group and our old peer group, assuming a base index of $100 at the end of 2015. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2021

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

YEAR ENDED DECEMBER 31,

Company/Index/Market	2016	2017	2018	2019	2020	2021
Rand Capital Corporation	$100.00	$95.57	$79.14	$84.94	$121.34	$120.18
NASDAQ Market Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
New Peer Group Index	$100.00	$97.44	$108.68	$104.35	$80.14	$105.69
Old Peer Group Index	$100.00	$95.11	$94.09	$90.60	$78.48	$98.00

Our new peer group is comprised of the following companies:

Great Elm Capital Corp. (NasdaqGM: GECC)

Investcorp Credit Management BDC Inc. (NasdaqGS: ICMB)

Oxford Square Capital Corp. (NasdaqGM: OXSQ)

Portman Ridge Financial Corp (NasdaqGS: PTMN)

Our old peer group was comprised of the following companies:

Harvest Capital Credit Corporation (NasdaqGM: HCAP)

Great Elm Capital Corp. (NasdaqGM: GECC)

Investcorp Credit Management BDC Inc. (NasdaqGS: ICMB)

Portman Ridge Financial Corp (NasdaqGS: PTMN)

We selected the new peer group because we believe that the issuers included in this group are organized and have investment objectives that are similar to ours, as they are each an externally managed BDC that pays a regular cash dividend, and among the publicly traded companies, they are relatively similar in size to us. We removed Harvest Capital Credit Corporation from our peer group because they merged with Portman Ridge Financial Corp. during 2021.

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

Item 6.	(Reserved.)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies, the impact of COVID-19 on our portfolio companies; the impact of our election as a RIC for U.S. federal tax purposes on payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable for 2022; and statements regarding our compliance with the requirements to elect to be taxed as a RIC as of December 31, 2021, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

Overview

We are an externally managed investment company that lends to and invests in lower middle market companies. At times, we also invest in high yielding publicly traded equity securities. Our investment objective is to generate current income and when also possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Prior to 2020, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and had been licensed by the U.S. Small Business Administration (“SBA”) since 2002. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. In connection with the surrender of its SBIC license, Rand SBIC changed its name to Rand Capital Sub, Inc. (“Rand Sub”), withdrew its election to be regulated as a BDC, and merged with and into Rand Capital Sub LLC, a Delaware limited liability company, a wholly owned subsidiary of Rand. All of our investments going forward, are expected be made out of Rand Capital Corporation (the “Corporation”, “we” or “Rand”).

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

On December 16, 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”) planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East (the “Adviser Change in Control”), which constituted an “assignment” under the 1940 Act resulting in the termination of the Prior Investment Management Agreement. The terms of the Investment Management Agreement were identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under Subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As a RIC, we generally will not be subject to corporate level U.S. federal income taxes on any ordinary income or capital gains if we annually distribute to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a regular quarterly cash dividend. As of December 31, 2021, we believe we are in compliance with these RIC requirements.

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

The Rand Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020 that was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The 2020 cash dividend represented over 90% of our investment company taxable income for 2020.

The Rand Board of Directors declared the following quarterly cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021
4th	$0.14	December 20, 2021	December 31, 2021

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

SEC Exemptive Order

On October 7, 2020, the Corporation, RCM and certain of their affiliates received exemptive relief from the SEC to permit the Corporation to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Corporation is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Corporation’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Corporation and its shareholders and do not involve overreaching in respect of the Corporation or its shareholders on the part of any person concerned; and (2) the transaction is consistent with the interests of the Corporation’s shareholders and is consistent with the Corporation’s investment objective and strategies.

On March 29, 2021, the SEC approved a new exemptive relief order (the “New Order”) reflecting the new organizational structure of RCM and its affiliates after the Adviser Change of Control. This New Order supersedes the Order and permits, subject to compliance with specified conditions, the Corporation to co-invest with funds managed by RCM and its affiliates under RCM’s current ownership structure after the completion of the Adviser Change in Control.

Outlook

Rand’s strategy is to grow its investment income to drive net income growth in order to increase the dividend paid to its shareholders. We began 2021 with $20.4 million in cash and cash equivalents and had portfolio exits and loan repayments during the year that provided approximately $14.3 million of cash proceeds. In 2021, we put approximately $19.7 million of available cash to work, primarily in income producing investments to increase our investment income. We also used available cash to repay $11.0 million in SBA debt reducing our debt service requirements. At the end of the 2021, having put our capital to work, repaid debt and distributed $4.6 million in cash to shareholders, we ended the year with $834 thousand in cash and cash equivalents available for future investments and expenses.

Our portfolio at December 31, 2021 was comprised of 46% interest yielding debt instruments compared with 41% at the end of 2020, improving our portfolio yield and net interest income. The annualized weighted average yield of the portfolio was 12.3% at the end of 2021 compared with 12.7% at the end of 2020.

Rand plans to leverage its assets, which are not unencumbered after repayment of the SBA debt, to provide greater liquidity for further investments into higher yielding investments. It also plans to use its publicly traded equity investments as available liquidity and capital for prospective opportunities that will provide higher yields.

COVID-19 Update

Since the outbreak of the COVID-19 pandemic, our investment adviser, RCM, has continued to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by those portfolio companies with respect to the safety and welfare of their employees and their processes for adapting to a new work environments post-COVID-19. RCM has informed us about the impact of COVID-19 on the businesses of our portfolio companies, and the potential impact of disruptions in the supply chain, and the actions these portfolio companies have taken, and are taking, to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. While we do not know what the ultimate long-term impact of the COVID -19 pandemic will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

Trends and Opportunities

We believe the combination of cash on hand, highly liquid publicly traded BDC stocks, proceeds from portfolio exits, and prospective investment income provide us the liquidity that will enable us to add new investments to our portfolio and reinvest in existing portfolio companies that demonstrate continued growth potential. We are actively building a pipeline of investment opportunities in order to put our capital to work.

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

•

We believe an opportunity for lending to lower middle market companies exists because of the consolidation among commercial banks has reduced their focus on the lower middle market business. Heightened regulatory requirements for commercial banks has also resulted in less participation by banks in the lower middle market lending arena, opening up opportunities for alternative lenders such as us.

•

Lower middle market companies are increasingly seeking lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. We believe that many lower middle market companies prefer to execute transactions with alternative lenders, such as us, because we can address their capital requirements quickly and in the “check size” that is best suited for their businesses.

•

We believe we have sufficient liquid assets to both invest in new opportunities and to repurchase shares. On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 22, 2022. During the year ended December 31, 2021, we purchased 1,148 shares at an average price of $18.09 per share.

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

Any appreciation or depreciation in value that result in estimating fair value are recorded net on the Statement of Operations as “Net change in unrealized appreciation/depreciation on investments.”

Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the average closing bid price for the last three trading days of the reporting period. At December 31, 2021, 78% of our investments were Level 3 investments and 22% were Level 1 investments. At December 31, 2020, 92% of the our investments were Level 3 and 8% were held in Level 1 investments.

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

Portfolio interest income cannot be recognized if collection is doubtful, and a 100% reserve must be established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or the loan is in default more than 120 days. RCM also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Financial Condition

Overview:

	12/31/21	12/31/20	Increase (Decrease)	% Increase (Decrease)
Total assets	$65,644,854	$60,966,942	$4,677,912	7.7%
Total liabilities	4,899,438	14,862,112	(9,962,674)	(67.0%)

Net assets	$60,745,416	$46,104,830	$14,640,586	31.8%

Net asset value (NAV) was $23.54 per share at December 31, 2021 versus $17.86 per share at December 31, 2020.

Our gross outstanding SBA debentures at December 31, 2021 and 2020 were $0 and $11,000,000, respectively. Cash approximated 1% of net assets at December 31, 2021 compared to 44% at December 31, 2020.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the year ends indicated.

	12/31/21	12/31/20	Change	% Change
Investments, at cost	$52,370,668	$40,720,313	$11,650,355	28.6%
Unrealized appreciation/depreciation, net	11,697,794	(671,812)	12,369,606	NM

Investments, at fair value	$64,068,462	$40,048,501	$24,019,961	60.0%

Number of Active Portfolio Companies	34	36

NM – Not meaningful

Our total investments at fair value, approved by our Board of Directors, approximated 106% of net assets at December 31, 2021 and 87% of net assets at December 31, 2020.

Our investment objective is to maximize total return to our shareholders with current income and, capital appreciation, when possible. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We may invest in publicly traded shares of other business development companies that provide income through dividends and have more liquidity that our private company equity investments.

The change in investments, at cost, during the year ended December 31, 2021, is comprised of the following:

Cost Increase (Decrease)
New investments:
ITA Acquisition, LLC (ITA)	$3,900,000
DSD Operating, LLC (DSD)	3,812,500
Seybert’s Billiards Corporation (Seybert’s)	3,300,000
Nailbiter, Inc. (Nailbiter)	2,250,000
BMP Swanson Holdco, LLC (Swanson)	1,833,333
Applied Image, Inc. (Applied Image)	1,750,000
Mattison Avenue Holdings, LLC (Mattison)	667,130
TCG BDC, Inc. (TCG)	522,753
PennantPark Investment Corporation (Pennant Park)	522,082
Apollo Investment Corporation (Apollo)	518,080
FS KKR Capital Corp. (FS KKR)	510,458
Filterworks Acquisition USA, LLC (Filterworks)	63,743

Total of new investments	19,650,079

Cost Increase (Decrease)
Other changes to investments:
Filterworks interest conversion	96,786
Microcision LLC (Microcision) OID amortization	88,003
Caitec, Inc. (Caitec) interest conversion	71,854
Seybert’s interest conversion	55,294
ITA interest conversion	36,611
Mattison interest conversion	30,028
HDI Acquisition LLC (Hilton Displays) interest conversion	26,055
GoNoodle, Inc. (GoNoodle) interest conversion	15,234
SciAps, Inc. (Sciaps) OID amortization	15,000
DSD interest conversion	14,183
Seybert’s OID amortization	9,172

Total of other changes to investments	458,220
Investments repaid, sold, liquidated or converted:
Science and Medicine Group, Inc. (SMG) repayment	(1,900,000)
Microcision repayment	(1,500,000)
Mercantile Adjustment Bureau, LLC (Mercantile) repayment	(1,446,665)
Apollo sale	(882,164)
Centivo Corporation (Centivo) sale	(801,342)
First Wave Technologies, Inc. (First Wave) sale	(661,563)
GiveGab, Inc. (GiveGab) sale	(616,221)
Empire Genomics, Corp. (Empire Genomics) realized loss	(308,676)
ClearView Social Inc. (ClearView) sale	(200,000)
Advantage 24/7 LLC (Advantage) repayment	(55,000)
GoNoodle repayment	(44,972)
ACV Auctions, Inc. (ACV) sale	(41,341)

Total of investments repaid, sold, liquidated or converted	(8,457,944)

Net change in investments, at cost	$11,650,355

Our top five portfolio companies represented 47% of total assets at December 31, 2021:

Company	Industry	Fair Value at December 31, 2021	% of Total Assets at December 31, 2021
Tilson Technology Management, Inc. (Tilson)	Professional Services	$8,925,015	14%
ACV	Software	$8,333,065	13%
Open Exchange, Inc.	Software	$5,570,000	8%
Caitec	Consumer Product	$3,882,556	6%
DSD	Automotive	$3,826,683	6%

Our top five portfolio companies represented 33% of total assets at December 31, 2020:

Company	Industry	Fair Value at December 31, 2020	% of Total Assets at December 31, 2020
ACV	Software	$6,531,815	11%
Tilson	Professional Services	$4,710,015	8%
Caitec	Consumer Product	$3,810,702	6%
Filterworks	Automotive	$2,912,331	5%
SMG	Health Care	$1,900,000	3%

Below is the geographic breakdown of our investments using fair value as of December 31, 2021 and 2020:

Geographic Region	% of Net Asset Value at December 31, 2021	% of Net Asset Value at December 31, 2020
USA – East	83%	69%
USA – South	23%	18%

Total investments as a % of net asset value	106%	87%

As of December 31, 2021, and 2020, our investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Subordinated Debt and Promissory Notes	$29,583,482	57%	$29,583,482	46%
Convertible Debt	—	—	—	—
Equity and Membership Interests	18,441,276	35	20,498,872	32
Equity Warrants	155,063	—	85,063	—
Publicly traded stock	4,190,847	8	13,901,045	22

Total	$52,370,668	100%	$64,068,462	100%

December 31, 2020:
Subordinated Debt and Promissory Notes	$17,262,145	42%	$16,413,105	41%
Convertible Debt	1,308,675	3	157,654	1
Equity and Membership Interests	19,018,826	47	20,086,342	50
Equity Warrants	252,688	1	95,063	0
Publicly traded stock	2,877,979	7	3,296,337	8

Total	$40,720,313	100%	$40,048,501	100%

Results of Operations

Investment Income

Comparison of the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$3,017,634	$2,461,943	$555,691	22.6%
Interest from other investments	13,876	87,784	(73,908)	(84.2%)
Dividend and other investment income	888,179	428,081	460,098	107.5%
Fee income	156,614	125,111	31,503	25.2%

Total investment income	$4,076,303	$3,102,919	$973,384	31.4%

Investment income was received, on a current basis, during the year ended December 31, 2021 from 29 portfolio companies. This is an increase from the 23 portfolio companies generating current investment income for the year ended December 31, 2020. This increase can be attributed to our increased focus on investing in higher yielding debt investments.

Interest from portfolio companies — Interest from portfolio companies was approximately 23% higher for the year ended December 31, 2021 versus the same period in 2020 due to the fact that we originated more income-producing debt investments during the last twelve months. The new debt instruments were originated from BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), Nailbiter, Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s). In addition, interest income was higher due to an approximately $88,000 increase in OID income during the year ended December 31, 2021 due to a first quarter 2021 loan payoff.

Interest from other investments — The decrease in interest from other investments is due to lower average cash balances and lower interest rates during the year ended December 31, 2021 versus the same period in 2020.

Dividend and other investment income — Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective years ended were:

	December 31, 2021	December 31, 2020
Carolina Skiff LLC (Carolina Skiff)	$214,265	$66,230
FS KKR Capital Corp. (FS KKR)	133,380	64,000
TCB BDC, Inc. (TCB)	129,000	29,200
PennantPark Investment Corporation (Pennant Park)	93,600	24,000
Knoa Software, Inc. (Knoa)	87,771	—
Tilson Technology Management, Inc. (Tilson)	52,500	52,500
Ares Capital Corporation (Ares)	43,740	32,400
Owl Rock Capital Corporation (Owl Rock)	37,200	46,800
Golub Capital BDC, Inc. (Golub)	36.563	27,189
Barings BDC, Inc. (Barings)	32,800	13,200
Apollo	27,360	56,700
Somerset Gas Transmission Company, LLC (Somerset)	—	15,862

Total dividend and other investment income	$888,179	$428,081

Fee income — Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $87,018 and $29,188 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument and $25,500 in other one-time fees associated with the loan monitoring and application fees. During the year ended December 31, 2020, we recognized a one-time pre-payment fee of $91,423 on the repayment of the Andretti debt instrument and a one-time pre-payment fee of $4,500 on the repayment of the Open Exchange debt instrument.

The board fees were $14,096 and $0 for the years ended December 31, 2021 and 2020, respectively.

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

Interest from portfolio companies — Interest from portfolio companies was approximately 62% higher for the year ended December 31, 2020 versus the same period in 2019 due to the fact that we had more income-producing debt investments in 2020. As part of the contributed assets received from East at the completion of the Transaction in November 2019, we received debt instruments from Andretti, Filterworks, Hilton Displays and Mattison. In addition, during the year ended December 31, 2020 we originated three loan instruments totaling $7.2 million from Caitec, Sciaps, and SMG.

A portion of the Mercantile Adjustment Bureau, LLC (Mercantile) outstanding loan balance was on non-accrual status at December 31, 2020 and 2019.

Interest from other investments — The decrease in interest from other investments is due to lower interest rates during the year ended December 31, 2020 versus the same period in 2019. This was partially offset by higher average cash balances during the year ended December 31, 2020 versus the same period in 2019.

Dividend and other investment income

The dividend distributions for the respective years ended were:

	December 31, 2020	December 31, 2019
Carolina Skiff LLC (Carolina Skiff)	$66,230	$76,914
FS KKR	64,000	—
Apollo	56,700	—
Tilson Technology Management, Inc. (Tilson)	52,500	49,958
Owl Rock	46,800	—
Ares	32,400	—
TCB	29,200	—
Golub	27,189	—
Pennant Park	24,000	—
Somerset Gas Transmission Company, LLC (Somerset)	15,862	256,542
Barings	13,200	—
Knoa Software, Inc. (Knoa)	—	193,934
Advantage 24/7 LLC (Advantage 24/7)	—	2,500

Total dividend and other investment income	$428,081	$579,848

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

The board fees were $0 and $1,000 for the years ended December 31, 2020 and 2019, respectively.

Expenses

Comparison of the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020	Increase	% Increase
Total expenses	$6,670,315	$1,974,978	$4,695,337	237.7%

Total expenses increased approximately $4,700,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in expenses was primarily due to a $4,200,000 increase in the capital gains incentive fee expense, an approximately $269,000 increase in the base management fee payable to RCM, and an approximately $201,000 increase in interest expense.

The increase in the capital gains incentive fee expense as shown on our Consolidated Statement of Operations, is due to the calculation at December 31, 2021 of the capital gains fee, per the Investment Management Agreement, currently payable to RCM of approximately $652,000 and an accrual of a capital gains incentive fee of approximately $3,548,000, per a GAAP requirement. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement to RCM. However, as required by GAAP, the Corporation must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to this capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized. There were no capital gains incentive fees accrued or expensed for the year ended December 31, 2020.

The base management fee, payable to RCM, is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee, payable to RCM, will increase accordingly.

During the fourth quarter of 2021 we repaid, in full, the $11,000,000 of outstanding SBA debentures, using cash on hand. As a condition of the repayment, the SBA required that we pre-pay the interest expense that would have been paid on March 1, 2022. We, therefore, recognized two additional months of SBA interest during the year ended December 31, 2021. In addition, we expensed approximately $144,000 of remaining SBA deferred commitment and leverage fees after the repayment of the SBA debentures.

Comparison of the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019	Decrease	% Decrease
Total expenses	$1,974,978	$2,770,716	($795,738)	(28.7%)

Expenses decreased approximately $796,000 or 29% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in operating expenses was primarily due to an approximately $299,000 or 54% decrease in shareholders and office operating expenses. Shareholders and office operating expenses were higher during the year ended December 31, 2019 due to the fact that we held a special meeting of shareholders to approve all proposals related to the Transaction during this period. The decrease in expense can also be attributed to the absence of salary, bonus and benefits expense during the year ended December 31, 2020. The salary, bonus and benefit expense for the year ended December 31, 2019 was approximately $925,000. These decreases were offset by the $504,000 increase in the base management fee payable to RCM, under the Investment Management Agreement, during the year ended December 31, 2020 compared to the year ended December 31, 2019. There were no incentive fees earned by RCM during the year ended December 31, 2020.

Because it was our intention to elect RIC status as of January 1, 2020, a net deferred tax asset of $1,451,658 was eliminated in accordance with GAAP, resulting in deferred tax expense for the year ended December 31, 2020. In addition, certain portfolio investments, that generate non-qualifying income for a RIC, and their related deferred tax liabilities of $247,460, were contributed to blocker corporations in December 2019. These blocker corporations are subject to federal and state income taxes.

Net Investment Income

The excess of investment income over total expenses represents net investment income (or loss). The net investment (loss) income for the years ended December 31, 2021, 2020 and 2019 were ($2,604,908), $1,756,128 and ($85,697), respectively.

Net Realized Gains and Losses on Investments

	December 31, 2021	December 31, 2020	December 31, 2019
Net realized gain (loss) on sales and dispositions, before income taxes	$5,820,354	($5,983,279)	$1,117,761

During the year ended December 31, 2021, we sold our investment in Givegab and recognized a gain of $1.8 million, sold our investment in Centivo Corporation and recognized a gain of $1.6 million, sold our investment in ClearView Social, Inc. and recognized a gain of approximately $135,000 and sold our investment in Mercantile Adjustment Bureau, Inc. and recognized a gain of $36,000. The realized gain from the sale of

Clearview included $35,766 that will be held in escrow and is expected to be received in 2022. The escrow holdback is recorded in “Other Assets” on the Corporation’s Balance Sheet.

We also received additional proceeds of approximately $57,000 from Microcision LLC (Microcision) related to the 2019 sale of our equity interest in Microcision. We sold our investment in First Wave Technologies, Inc. and recognized a loss of approximately ($662,000). In addition, we restructured our notes in Empire Genomics, LLC, and converted our equity holdings into a debt instrument. As part of that restructuring, we recognized a realized loss of approximately ($309,000).

In addition, during the year ended December 31, 2021 we recognized a net realized gain of $2.9 million on the sale of 147,646 shares of Class A common stock of ACV Auctions, Inc. (ACV). ACV trades on the NASDAQ Global Select Market under the symbol “ACVA”. At December 31, 2021, we owned 442,934 shares of ACV. During the year ended December 31, 2021, we also sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2021 was comprised of the following:

Year ended December 31, 2021
Open Exchange Inc. (Open Exchange)	$4,918,061
Tilson Technology Management, Inc. (Tilson)	4,215,000
ACV Auctions, Inc. (ACV)	1,842,591
Empire Genomics, Corp. (Empire Genomics)	1,151,021
Mercantile Adjustment Bureau, LLC (Mercantile)	946,665
SciAps, Inc. (Sciaps)	721,000
First Wave Technologies, Inc. (First Wave)	628,563
PennantPark Investment Corporation (Pennant Park)	364,751
TCG BDC, Inc. (TCG)	239,914
FS KKR Capital Corp. (FS KKR)	204,285
Ares Capital Corporation (Ares)	115,290
Barings BDC, Inc. (Barings)	71,067
Owl Rock Capital Corporation (Owl Rock)	46,700
Golub Capital BDC, Inc. (Golub)	46,043
Apollo Investment Corporation (Apollo)	(7,616)
Microcision LLC (Microcision)	(10,000)
New Monarch Machine Tool, Inc. (New Monarch)	(22,841)
PostProcess Technologies, Inc. (Post Process)	(122,728)
Carolina Skiff LLC (Carolina Skiff)	(200,000)
Social Flow Inc. (Social Flow)	(201,487)
Filterworks Acquisition USA, LLC (Filterworks)	(369,249)
ITA Acquisition, LLC (ITA)	(375,000)
Knoa Software, Inc. (Knoa)	(544,860)
Centivo Corporation (Centivo)	(584,832)
Rheonix Inc. (Rheonix)	(702,732)

Total change in net unrealized appreciation or depreciation of investments before income taxes	$12,369,606

Ares, Barings, FS KKR, Golub, Owl Rock and Pennant Park are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the three-day average closing price. We sold our Apollo shares during year ended December 31, 2021.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At December 31, 2021, we held 442,934 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV was valued, at December 31, 2021, using a price of $18.81 per share, based upon the three-day average closing price. See footnote (p) on our Consolidated Schedule of Portfolio Investments for a discussion of ACV stock price subsequent to year end.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Open Exchange and Tilson based on significant equity financings for each of these portfolio companies. In addition, we increased the value of our investments in Empire Genomics and SciAps after a financial analysis of each of the portfolio company’s indicating continued improved performance.

During the year ended December 31, 2021, the valuation of our investments in Carolina Skiff, Filterworks, ITA, Knoa, New Monarch, Post Process, Rheonix and Social Flow were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2020 was comprised of the following:

Year ended December 31, 2020
Genicon, Inc. (Genicon)	$4,359,757
Teleservices Solutions Holdings, LLC (Teleservices)	1,636,078
BeetNPath, LLC (Beetnpath)	882,904
Centivo Corporation (Centivo)	584,832
G-Tec Natural Gas Systems (G-tec)	400,000
Dataview, LLC (Dataview)	310,357
Ares	108,340
USTec	100,500
Pennant Park	88,537
FS KKR	73,437
TCG BDC	41,404
Owl Rock	33,833
Barings	33,581
Golub	31,610
Apollo	7,616
Microcision LLC (Microcision)	(15,000)
Knoa Software, Inc. (Knoa)	(205,140)
Carolina Skiff, LLC (Carolina Skiff)	(250,000)
SocialFlow, Inc. (Socialflow)	(426,513)
SciAps, Inc. (Sciaps)	(869,274)

Total net change in unrealized appreciation or depreciation on investments before income taxes	$6,926,859

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

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2019 was comprised of the following:

Year ended December 31, 2019
ACV Auctions, Inc. (ACV)	$3,754,908
Tilson Technology Management, Inc. (Tilson)	1,860,000
SOMS Technologies, LLC (SOMS)	472,632
PostProcess Technologies, Inc. (PostProcess)	122,728
Mercantile Adjustment Bureau, LLC (Mercantile)	(200,000)
Open Exchange, Inc. (Open Exchange)	(200,001)
Empire Genomics, LLC (Empire Genomics)	(249,661)
Mezmeriz, Inc. (Mezmeriz)	(351,477)
BeetNPath, LLC (Beetnpath)	(523,904)
Microcision LLC (Microcision)	(610,000)
SciAps, Inc. (Sciaps)	(950,000)
SocialFlow, Inc. (Socialflow)	(1,321,300)
Rheonix, Inc. (Rheonix)	(1,500,000)
Genicon, Inc. (Genicon)	(4,277,257)

Total net change in unrealized appreciation or depreciation on investments before income taxes	($3,973,332)

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

All of the valuation adjustments resulted using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2021, the net increase in net assets from operations was $15,797,428 as compared with of a net increase of $743,766 for the year ended December 31, 2020 and a net decrease of ($2,289,670) for the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipates cash requirements, fund new and follow-on portfolio investments, pay distributions to our stockholders and other general business demands. As of December 31, 2021, our total liquidity consisted of approximately $834,000 in cash and cash equivalents. In addition, we hold publicly traded equity securities of several BDCs and of ACV Auctions, which are available for future liquidity requirements.

For the year ended December 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of approximately $19,500,000, which is a net effect of approximately $3,900,000 of cash used in our operating activities and approximately $15,600,000 used in our financing activities.

The $3,900,000 of cash used in our operating activities during the year ended December 31, 2021, resulted primarily from cash used of approximately $19,700,000 to fund new or follow-on portfolio company investments. This was partially offset by cash proceeds totaling approximately $14,300,000 from the sales and repayments of debt investments and the return on capital of our equity investments.

Net cash flow used for financing activities during the year ended December 31, 2021 was approximately $15,600,000. This is comprised of the repayment of $11,000,000 in SBA debentures, the approximately $4,600,000 in dividends paid to shareholders and the approximately $21,000 used to repurchase shares.

We anticipate that we will continue to fund our investment activities through cash and cash flows generated through our ongoing operating activities and the sale of our publicly traded liquid investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within our privately held investments is difficult to project.

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2021. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings. It does not include any equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2022	2023	2024	2025	2026 and beyond
Scheduled cash receipts from portfolio companies	$3,950,000	$11,700,000	$5,305,000	$2,400,000	$20,520,000
Number of companies contributing to the scheduled cash receipts	14	14	9	7	7

Regulated Investment Company (RIC) Status and Distributions

We have elected U.S federal tax treatment as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income commonly differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

We intend to continue to declare and pay quarterly dividends to our shareholders. To avoid certain excise taxes imposed on RICs, we generally strive to distribute, during each calendar year, an amount at least equal to the sum of:

•	98% of our ordinary net taxable income for the calendar year;

•	98.2% of our capital gains, if any, in excess of capital losses for the one-year period ending on October 31 of the calendar year; and

•	any net ordinary income and net capital gains for the preceding year that were not distributed during such year and on which we do not pay corporate tax.

The amount of our declared dividends, as estimated by RCM and approved by our Board, is based primarily on an evaluation of our net taxable income and our capital gains, in excess of capital losses.

Our ongoing liquidity is tied to the performance of our portfolio companies and, as such, it may be affected going forward based on the impact of the COVID-19 pandemic and its lasting impact on the capital markets, our portfolio companies, and the U.S. economy in general.

Contractual Obligations

We do not have any capital lease obligations or long-term liabilities on our consolidated statement of financial position at December 31, 2021.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. The portion of our investment portfolio consisting of debt and equity securities in private companies is subject to valuation risk. Because there is typically no public market for the debt and equity securities in which we invest, the valuations of the debt and equity interests in the portfolio are stated at “fair value” as determined in good faith by RCM and approved by our Board. This is in accordance with our investment valuation policy. (The discussion of valuation policy contained in “Note 1- Summary of Significant Accounting Policies—Investments” in the consolidated financial statements contained in Item 8 of this report is incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of the portfolio may differ significantly from the values that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized appreciation or depreciation on investments.”

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

As of December 31, 2021, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2021	2020
ASSETS
Investments at fair value:
Affiliate investments (cost of $27,357,797 and $14,835,885, respectively)	$30,279,873	$13,891,199
Non-Control/Non-Affiliate investments (cost of $25,012,871 and $25,884,428, respectively)	33,788,589	26,157,302

Total investments, at fair value (cost of $52,370,668 and $40,720,313, respectively)	64,068,462	40,048,501
Cash and cash equivalents	833,875	20,365,415
Interest receivable (net of allowance of $0 and $15,000, respectively)	128,047	258,186
Prepaid income taxes	252,010	220,740
Deferred tax asset	181,003	—
Other assets	181,457	74,100

Total assets	$65,644,854	$60,966,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$891,102	$156,999
Accounts payable and accrued expenses	51,689	171,373
Capital gains incentive fees	3,547,760	—
Deferred revenue	408,887	153,895
Deferred tax payable	—	121,141
Debentures guaranteed by the SBA (net of debt issuance costs)	—	10,824,587
Dividend payable	—	3,434,117

Total liabilities	4,899,438	14,862,112
Commitments and contingencies (See Note 8)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 12/31/21 and 2,582,169 at 12/31/20	264,892	264,892
Capital in excess of par value	51,679,809	52,003,545
Treasury stock, at cost: 67,895 shares at 12/31/21 and 66,747 shares at 12/31/20	(1,566,605)	(1,545,834)
Total distributable earnings	10,367,320	(4,617,773)

Total stockholders’ equity (net assets) (per share - 2021: $23.54, 2020: $17.86)	60,745,416	46,104,830

Total liabilities and stockholders’ equity (net assets)	$65,644,854	$60,966,942

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Investment income:
Interest from portfolio companies:
Control investments	$23,068	$—	$—
Affiliate investments	1,541,507	666,969	823,565
Non-Control/Non-Affiliate investments	1,453,059	1,794,974	696,975

Total interest from portfolio companies	3,017,634	2,461,943	1,520,540
Interest from other investments:
Non-Control/Non-Affiliate investments	13,876	87,784	166,556

Total interest from other investments	13,876	87,784	166,556
Dividend and other investment income:
Affiliate investments	354,536	118,730	320,806
Non-Control/Non-Affiliate investments	533,643	309,351	259,042

Total dividend and other investment income	888,179	428,081	579,848

Fee income:
Affiliate investments	114,697	15,417	27,639
Non-Control/Non-Affiliate investments	41,917	109,694	430,113

Total fee income	156,614	125,111	457,752

Total investment income	4,076,303	3,102,919	2,724,696

Expenses:
Base management fee (see Note 11)	858,144	589,519	85,483
Capital gains incentive fees (see Note 11)	4,200,000	—	—
Interest on SBA obligations	617,270	416,760	408,039
Professional fees	578,577	568,857	548,041
Shareholders and office operating	223,381	258,266	557,546
Directors’ fees	153,500	116,500	117,500
Insurance	38,635	33,868	38,302
Corporate development	14,702	14,546	67,441
Other operating	1,106	662	17,504
Salaries	—	—	621,290
Bonuses	—	—	115,000
Employee benefits	—	—	189,157
Bad debt (recovery) expense	(15,000)	(24,000)	5,413

Total expenses	6,670,315	1,974,978	2,770,716

Net investment (loss) income before income taxes	(2,594,012)	1,127,941	(46,020)
Income tax expense (benefit)	10,896	(628,187)	39,677

Net investment (loss) income	(2,604,908)	1,756,128	(85,697)

Net realized gain (loss) on sales and dispositions of investments:
Control investments	(308,676)	—	80,393
Affiliate investments	192,645	(7,927,552)	(472,632)
Non-Control/Non-Affiliate investments	5,936,385	1,944,273	1,510,000

Net realized gain (loss) on sales and dispositions, before income taxes	5,820,354	(5,983,279)	1,117,761
Income tax expense	—	—	255,923

Net realized gain (loss) on sales and dispositions of investments	5,820,354	(5,983,279)	861,838
Net change in unrealized appreciation/depreciation on investments:
Control investments	1,151,021	—	—
Affiliate investments	3,414,050	5,939,325	(3,970,007)
Non-Control/Non-Affiliate investments	7,804,535	987,534	(3,325)

Change in unrealized appreciation/depreciation before income taxes	12,369,606	6,926,859	(3,973,332)
Deferred income tax (benefit) expense	(212,376)	1,955,942	(907,521)

Net change in unrealized appreciation/depreciation on investments	12,581,982	4,970,917	(3,065,811)

Net realized and unrealized gains (losses) on investments	18,402,336	(1,012,362)	(2,203,973)

Net increase (decrease) in net assets from operations	$15,797,428	$743,766	($2,289,670)

Weighted average shares outstanding	2,581,707	2,268,356	836,893
Basic and diluted net increase (decrease) in net assets from operations per share	$6.12	$0.33	($2.74)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Net assets at beginning of year	$46,104,830	$53,628,516	$31,524,187
Net investment (loss) income	(2,604,908)	1,756,128	(85,697)
Net realized gain (loss) on sales and dispositions of investments	5,820,354	(5,983,279)	861,838
Net change in unrealized appreciation/depreciation on investments	12,581,982	4,970,917	(3,065,811)

Net increase (decrease) in net assets from operations	15,797,428	743,766	(2,289,670)

Declaration of dividends	(1,136,071)	(8,190,723)	—
Issuance of capital stock, net	—	—	24,393,999
Purchase of treasury shares	(20,771)	(76,729)	—

Net assets at end of year	$60,745,416	$46,104,830	$53,628,516

See accompanying notes.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$15,797,428	$743,766	($2,289,670)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments originated	(19,650,079)	(11,327,982)	(2,650,049)
Proceeds from sale of portfolio investments	9,331,661	4,617,617	1,549,893
Proceeds from loan repayments	4,946,637	5,035,699	6,076,142
Net realized (gain) loss on portfolio investments	(5,820,354)	5,983,279	(1,117,761)
Change in unrealized appreciation/depreciation on investments	(12,369,606)	(6,926,859)	3,973,332
Deferred tax (benefit) expense	(302,144)	1,325,339	(679,000)
Depreciation and amortization	175,412	37,675	37,295
Original issue discount accretion	(112,175)	(47,801)	(40,767)
Change in interest receivable allowance	(15,000)	(151,413)	5,413
Non-cash conversion of debenture interest	(346,045)	(361,662)	(595,286)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	145,139	35,492	(2,146)
(Increase) decrease in other assets	(107,358)	191,276	(253,949)
(Increase) decrease in prepaid income taxes	(31,270)	122,356	795,612
Decrease in bonus payable	—	(80,000)	(45,000)
(Decrease) in accounts payable and accrued liabilities	(119,684)	(36,500)	(37,885)
Increase in due to investment adviser	734,103	106,435	50,564
Increase in capital gains incentive fees payable	3,547,760	—	—
Increase (decrease) in deferred revenue	254,992	116,313	(34,751)

Total adjustments	(19,738,011)	(1,360,736)	7,031,657

Net cash (used in) provided by operating activities	(3,940,583)	(616,970)	4,741,987
Cash flows from financing activities:
Pay back debentures guaranteed by the SBA	(11,000,000)	—	—
Payment of cash dividend	(4,570,186)	(4,756,606)	—
Purchase of treasury shares	(20,771)	(76,729)	—
Issue capital stock (net)	—	—	14,844,504
Proceeds from SBA debentures	—	—	2,250,000
Origination costs to SBA	—	—	(54,563)

Net cash (used in) provided by financing activities	(15,590,957)	(4,833,335)	17,039,941

Net (decrease) increase in cash and cash equivalents	(19,531,540)	(5,450,305)	21,781,928

Cash and cash equivalents:
Beginning of year	20,365,415	25,815,720	4,033,792

End of year	$833,875	$20,365,415	$25,815,720

Supplemental disclosure of non-cash financing activities
Fair value of common stock dividend paid	$—	$19,028,027	$—

Receipt of contributed assets in exchange for issuance of common stock (see Note 1)	$—	$—	$9,549,543

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 55.6% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA(e)(g)(n)(p) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	442,934 Class A Common stock valued at $18.81.	8/12/16	<1%	$121,659	$8,333,065	13.7%

Ares Capital Corporation NASDAQ: ARCC(n) New York, NY. (BDC Investment Fund)	27,000 shares.	3/16/20	<1%	343,460	567,090	0.9%

Barings BDC, Inc. NYSE: BBDC(n) New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	438,000	0.7%

Caitec, Inc. Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units. (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. (g) 150 Class A Units.	11/6/20 11/6/20 11/6/20 11/6/20	4%	1,791,278 150,000 1,791,278 150,000	1,791,278 150,000 1,791,278 150,000	6.4%

	Total Caitec			3,882,556	3,882,556

Empire Genomics, Corp.(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1,444,915	1,444,915	2.4%

FS KKR Capital Corp. NYSE: FSK(n) Philadelphia, PA. (BDC Investment Fund)	54,000 shares.	3/16/20	<1%	849,438	1,127,160	1.9%

Golub Capital BDC, Inc. NASDAQ: GBDC(n) New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	481,563	0.8%

GoNoodle, Inc.(g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	11/1/19 3/1/15 11/1/19	<1%	1,487,801 25 38	1,487,801 25 38	2.5%

	Total GoNoodle			1,487,864	1,487,864

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,301,195	1,301,195	2.1%

Lumious (Tech 2000, Inc.)(g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.	6/23/21	0%	1,819,362	1,819,362	3.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021  (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand consumer products groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at 10% due November 23, 2024. Warrants for Preferred stock of Nailbiter, Inc.	11/22/21	<1%	2,250,000	2,250,000	3.7%

OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc.(e)(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common.	11/13/13 10/22/19	3%	1,193,697 208,243	2,785,000 2,785,000	9.2%

	Total Open Exchange			1,401,940	5,570,000

Owl Rock Capital Corporation NYSE:ORCC(n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	427,600	0.7%

PennantPark Investment Corporation NASDAQ: PNNT(n) New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,345,500	2.2%

PostProcess Technologies, Inc.(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred.	10/29/09 12/12/13 10/24/09 9/29/15	4%	— 2,099,999 — 702,732	— — — —	0.0%

	Total Rheonix			2,802,731	—

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred.	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000	35,000 52,000 35,000	0.2%

	Total Social Flow			1,750,000	122,000

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. NASDAQ: CGBD(n) New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,181,067	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,012,871	$33,788,589

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021  (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Affiliate Investments – 49.9% of net assets(k) Applied Image, Inc. Rochester NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029. Warrant for 1,167 shares.	12/31/21 12/31/21	12%	$1,750,000 —	$1,750,000 —	2.9%

	Total Applied Imaging			$1,750,000	$1,750,000

BMP Swanson Holdco, LLC(g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.	3/4/21 3/4/21	9%	1,600,000 233,333	$1,600,000 233,333	3.0%

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%

DSD Operating, LLC(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.	9/30/21	11%	2,759,183 1,067,500 —	2,759,183 1,067,500 —	6.3%

	Total DSD			3,826,683	3,826,683

Filterworks Acquisition USA, LLC DBA Autotality(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through March 31, 2022 due December 4, 2023. 626 Class A Units.	11/8/19 12/28/21	9%	2,446,617 626,243	2,446,617 256,994	4.5%

	Total Filterworks			3,072,860	2,703,611

ITA Acquisition, LLC(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026. (g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026. (g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21 6/22/21 6/22/21	24%	1,920,459 1,516,152 500,000	1,920,459 1,516,152 125,000	5.9%

	Total ITA			3,936,611	3,561,611

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12 6/9/14	7%	750,000 479,155	— 479,155	0.8%

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc.(e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

Microcision LLC(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc.(e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021  (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 8/20/21	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 1,480,000	210,000 96,000 124,000 84,000 207,000 250,000 — 1,480,000	4.0%

	Total SciAps			4,603,984	2,451,000

Seybert’s Billiards Corporation Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. (g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%.	11/22/21 1/19/21 1/19/21 1/19/21	8%	1,907,775 25,000 1,406,690 25,000	1,907,775 25,000 1,406,690 25,000	5.5%

	Total Seybert’s			3,364,465	3,364,465

Tilson Technology Management, Inc.(g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 — 750,003	3,900,000 695,000 2,280,000 500,012 800,000 750,003	14.7%

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$27,357,797	$30,279,873

TOTAL INVESTMENTS – 105.5%				$52,370,668	$64,068,462

LIABILITIES IN EXCESS OF OTHER ASSETS – (5.5%)					(3,323,046)

NET ASSETS – 100%					$60,745,416

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At December 31, 2021, restricted securities represented 78% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2021, ASC 820 designates 78% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f)

As of December 31, 2021, the total cost of investment securities was approximately $52.4 million. Net unrealized appreciation was approximately $11.7 million, which was comprised of $21.2 million of unrealized appreciation of investment securities and ($9.5) million of unrealized depreciation of investment securities. At December 31, 2021, the aggregate gross unrealized gain for federal income tax purposes was $20.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($9.6) million. The net unrealized gain for federal income tax purposes was $11.0 million based on a tax cost of $53.0 million.

(g)	Rand Capital investment held by Rand Capital Sub LLC.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

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

(m)	Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital Sub LLC for federal income tax and Regulated Investment Company (RIC) compliance.

(n)	Publicly traded company.

(o)

Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

(p)

Subsequent to December 31, 2021, ACV Auction’s (ACVA) public market share price had a trading range on NASDAQ of $10.30 to $19.73 for the period of January 1st to February 28th, 2022. The Corporation’s value per share on December 31, 2021 was $18.81.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value		Net Change in Unrealized Appreciation (Depreciation)		Gross Additions (1)	Gross Reductions (2)			December 31, 2021 Fair Value		Net Realized (Losses) Gains		Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:

Empire Genomics Corp.	$444,915 Secured Promissory Note at 8% due December 31, 2026. 1,576,499 common shares.	$	— —	$	— —	$444,915 157,655		($444,915 (157,655	) )	$	— —		($308,676 —)	$23,068 —

	Total Empire		$—		$—	602,570		(602,570)			—		(308,676)	23,068

	Total Control Investments		$—		$—	$602,570		($602,570)			$—		($308,676)	$23,068

Affiliate Investments:

Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028. Warrant for 1,167 shares.	$	— —	$	— —	$1,750,000 —	$	— —			$1,750,000 —	$	— —	$17,500 —

	Total Applied Image		—		—	1,750,000		—			1,750,000		—	17,500

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.		— —		— —	1,600,000 233,333		— —			1,600,000 233,333		— —	166,623 —

	Total BMP Swanson		—		—	1,833,333		—			1,833,333		—	166,623

Carolina Skiff LLC	6.0825% Class A Common Membership interest.		1,500,000		(200,000)	—		—			1,300,000		—	214,265

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.		200,000		—	—		(200,000)			—		135,430	—

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.		— — —		— — —	2,759,183 1,067,500 —		— — —			2,759,183 1,067,500 —		— — —	103,089 — —

	Total DSD		—		—	3,826,683		—			3,826,683		—	103,089

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%. 562.5 Class A Units.		2,349,831 562,500		— (369,249)	96,786 63,743		— —			2,446,617 256,994		— —	336,090 —

	Total Filterworks		2,912,331		(369,249)	160,529		—			2,703,611		—	336,090

ITA Acquisition LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026. (g) $1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026. (g) 500 Class A Preferred Units and 500 Class B Common Units.		— — —		— — (375,000)	1,920,459 1,516,152 500,000		— — —			1,920,459 1,516,152 125,000		— — —	147,049 118,220 14,096

	Total ITA		—		(375,000)	3,936,611		—			3,561,611		—	279,365

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.		544,860 479,155		(544,860 —)	— —		— —			— 479,155		— —	87,771 —

	Total Knoa		1,024,015		(544,860)	—		—			479,155		—	87,771

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.		—		—	—		—			—		—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 10%. Membership Interest Purchase Warrant for 5%.		1,411,997 95,000		— (10,000)	88,003 —		(1,500,000 —)			— 85,000		57,215 —	126,711 —

	Total Microcision		1,506,997		(10,000)	88,003		(1,500,000)			85,000		57,215	126,711

New Monarch Machine Tool, Inc.	22.84 Common.		22,841		(22,841)	—		—			—		—	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.		300,000		—	—		(300,000)			—		—	—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

$1,500,000 Subordinated Promissory Note at 12%.

		— — — — — 250,000 — 1,465,000	210,000 96,000 124,000 84,000 207,000 — — —	— — — — — — — 15,000	— — — — — — — —	210,000 96,000 124,000 84,000 207,000 250,000 — 1,480,000	— — — — — — — —	— — — — — — — 215,000

	Total SciAps	1,715,000	721,000	15,000	—	2,451,000	—	215,000

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. (g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%.	— — — —	— — — —	1,907,774 25,000 1,406,690 25,000	— — —	1,907,774 25,000 1,406,690 25,000	— — — —	209,904 — 201,922 —

	Total Seybert’s	—	—	3,364,464	—	3,364,464	—	411,826

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 23,077 Series F Preferred. 211,567 SQF Hold Co. Common.	1,950,000 347,604 1,140,360 500,012 750,003 22,036	1,950,000 347,396 1,139,640 — — 777,964	— — — — — —	— — — — — —	3,900,000 695,000 2,280,000 500,012 750,003 800,000	— — — — — —	52,500 — — — — —

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	52,500

	Total Affiliate Investments	$13,891,199	$3,414,050	$14,974,623	($2,000,000)	$30,279,872	$192,645	$2,010,740

	Total Control and Affiliate Investments	$13,891,199	$3,414,050	$15,577,193	($2,602,570)	$30,279,872	($116,031)	$2,033,808

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

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in “Control or Affiliate” categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2021
Software	26.3%
Professional Services	23.1
Manufacturing	16.8
Consumer Product	11.8
Automotive	10.2
BDC Investment Funds	8.7
Healthcare	2.3
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity		Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 56.7% of net assets:(j)

ACV Auctions, Inc.(e)(g) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	1,181,160 Series A Preferred.	8/12/16	<1%		$163,000	$6,531,815	14.2%

Advantage 24/7 LLC(g) Williamsville, NY. Marketing program for wine and spirits dealers. (Marketing Company) www.advantage24-7.com	$140,000 Term Note at 7% due January 1, 2022.	1/1/19	0%		55,000	55,000	0.1%

Apollo Investment Corporation NASDAQ: AINV(n) Public BDC New York, NY.	35,000 shares.	3/16/20	<1%		364,084	371,700	0.8%

Ares Capital Corporation NASDAQ: ARCC(n) Public BDC New York, NY.	27,000 shares.	3/16/20	<1%		343,460	451,800	1.0%

Barings BDC, Inc. NYSE: BBDC(n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%		333,352	366,933	0.8%

Caitec Acquisition, Inc. Halethorpe, MD. Pet product manufacturer. (Manufacturing) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units. (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026 (g) 150 Class A Units.	11/6/20 11/6/20 11/6/20 11/6/20	2 2	% %	1,755,351 150,000 1,755,351 150,000	1,755,351 150,000 1,755,351 150,000	8.3%

	Total Caitec				3,810,702	3,810,702

Centivo Corporation(e)(g) New York, NY. Tech-enabled health solutions company that helps self-insured employers and their employees save money and have a better experience. (Health Care) www.centivo.com	190,967 Series A-1 Preferred. 337,808 Series A-2 Preferred. 298,347 Series B Preferred.	3/19/18 3/19/18 11/9/20	<1%		200,000 101,342 500,000	320,042 566,132 500,000	3.0%

	Total Centivo				801,342	1,386,174

Empire Genomics, LLC(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$1,209,014 Senior Secured Convertible Term Notes at 10% due February 28, 2021. $444,915 Promissory Note at 9% due February 28, 2021.	6/13/14 10/1/18	0%		1,308,675 444,915	157,654 444,915	1.3%

	Total Empire				1,753,590	602,569

First Wave Technologies, Inc.(e)(g) Batavia, NY. Sells First Crush automated pill crusher that crushes and grinds pills for nursing homes and medical institutions. (Health Care) www.firstwavetechnologies.com	670,443.2 Class A Common.	4/19/12	2%		661,563	33,000	0.1%

FS KKR Capital Corp. NYSE: FSK(n) Public BDC Philadelphia, PA.	25,000 shares.	3/16/20	<1%		338,980	412,417	0.9%

GiveGab, Inc.(e)(g) Ithaca, NY. Nonprofit giving platform that provides an easy and effective way for fundraising professionals to raise money online. (Software) www.givegab.com	5,084,329 Series Seed Preferred.	1/14/15	4%		616,221	616,221	1.3%

Golub Capital BDC, Inc. NASDAQ: GBDC(n) Public BDC New York, NY.	31,250 shares.	3/16/20	<1%		403,910	435,520	0.9%

GoNoodle, Inc.(g)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	11/1/19 3/1/15 11/1/19	<1%		1,517,539 25 38	1,517,539 25 38	3.3%

	Total GoNoodle				1,517,602	1,517,602

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,275,140	1,275,140	2.8%

Lumious (Tech 2000, Inc.)(g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2021.	11/16/18	0%	860,777	860,777	1.9%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,031,406 Second Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due June 9, 2022.	11/8/19	0%	1,122,204	1,122,204	2.5%

Mercantile Adjustment Bureau, LLC(g) Williamsville, NY. Full-service accounts receivable management and collections company. (Contact Center) www.mercantilesolutions.com	$1,199,039 Subordinated Secured Note at 13% (8% effective August 2020) due January 31, 2022. (e) $150,000 Subordinated Debenture at 8% due January 31, 2022. Warrant for 3.29% Membership Interests. Option for 1.5% Membership Interests.	10/22/12 6/30/14 10/22/12	4%	1,199,040 150,000 97,625	500,000 — —	1.1%

	Total Mercantile			1,446,665	500,000

Open Exchange, Inc.(e)(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common.	11/13/13 10/22/19	4%	1,193,697 208,243	543,283 108,656	1.4%

	Total Open Exchange			1,401,940	651,939

Owl Rock Capital Corporation NYSE: ORRC(n) Public BDC New York, NY.	30,000 shares.	3/16/20	<1%	347,067	380,900	0.8%

PennantPark Investment Corporation NASDAQ: PNNT(n) Public BDC New York, NY.	100,000 shares.	8/13/20	<1%	370,130	458,667	1.0%

PostProcess Technologies, Inc.(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	471,603	1.0%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred.	10/29/09 12/12/13 10/24/09 9/29/15	4%	— 2,099,999 — 702,732	— — — 702,732	1.5%

	Total Rheonix			2,802,731	702,732

Science and Medicine Group, Inc. (SMG)(g) Arlington, VA. Research and advisory firm serving the life science, analytical instrument, diagnostic, healthcare, radiology, and dental industries. (Health Care) www.scienceandmedicinegroup.com	$1,900,000 Participation Agreement of $5,000,000 Promissory Note at 12% due March 5, 2023.	7/31/20	0%	1,900,000	1,900,000	4.1%

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred.	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000	92,425 138,637 92,425	0.7%

	Total Social Flow			1,750,000	323,487

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	1.1%

TCG BDC, Inc. NASDAQ: CGBD(n) Public BDC New York, NY.	40,000 shares.	8/13/20	<1%	376,996	418,400	0.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,884,428	$26,157,302

Affiliate Investments – 30.1% of net assets(k)

Carolina Skiff LLC(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	$15,000	$1,500,000	3.2%

ClearView Social, Inc.(e)(g) Buffalo, NY. Social media publishing tool for law, CPA and professional firms. (Software) www.clearviewsocial.com	312,500 Series Seed Plus Preferred.	1/4/16	6%	200,000	200,000	0.4%

Filterworks Acquisition USA, LLC(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.filterworksusa.com	$2,283,702 Term Note at 12% (+2% PIK) due December 4, 2023. 562.5 Class A Units.	11/8/19	9%	2,349,831 562,500	2,349,831 562,500	6.3%

	Total Filterworks			2,912,331	2,912,331

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12 6/9/14	7%	750,000 479,155	544,860 479,155	2.2%

	Total Knoa			1,229,155	1,024,015

Mezmeriz, Inc.(e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

Microcision LLC(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	$1,500,000 Subordinated Promissory Note at 11% due January 10, 2025. Membership Interest Purchase Warrant for 5%.	1/10/20 1/10/20	5%	1,411,997 110,000	1,411,997 95,000	3.3%

	Total Microcision			1,521,997	1,506,997

New Monarch Machine Tool, Inc.(e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	22,841	0.1%

OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	5%	752,712	300,000	0.7%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $1,500,000 Secured Subordinated Promissory Note at 12% due April 23, 2023.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 4/23/20	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 1,465,000	— — — — — 250,000 — 1,465,000	3.7%

	Total SciAps			4,588,984	1,715,000

	(i) Interest receivable $123,500.

Tilson Technology Management, Inc.(g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 — 750,003	1,950,000 347,604 1,140,360 500,012 22,036 750,003	10.2%

	Total Tilson			2,850,015	4,710,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$14,835,885	$13,891,199

TOTAL INVESTMENTS – 86.9%				$40,720,313	$40,048,501

OTHER ASSETS IN EXCESS OF LIABILITIES – 13.1%					$6,056,329

NET ASSETS – 100%					$46,104,830

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

(g)	Rand Capital Sub LLC f/k/a Rand Capital SBIC, Inc. investment.

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

(k)	Affiliate Investments are defined by the 1940 Act, as those Non-Control investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.

(l)

Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment and due at maturity. The amount of PIK earned is included in the interest rate detailed in the “Type of Investment” column, unless it has been noted with a (+), in which case the PIK is in addition to the face amount of interest due on the security.

(m)

Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital Sub LLC f/k/a Rand Capital SBIC, Inc. for federal income tax and Regulated Investment Company (RIC) compliance.

(n)	Publicly traded company.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	December 31, 2019 Fair Value		Net Change in Unrealized (Depreciation)			Gross Additions (1)		Gross Reductions (2)		December 31, 2020 Fair Value		Net Realized (Losses) Gains		Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:
	Total Control Investments		$—		$—			$—		$—		$—	$—			$—

Affiliate Investments:

BeetNPath, LLC	1,119,024 Series A-2 Preferred Membership Units. 1,032,918 Series B Preferred Membership Units. $262,626.64 Convertible Secured Notes at 8%.	$	— — —	$	— — —		$	— — —	$	— — —	$	— — —	($359,000 (261,277 (262,627	) ) )	$	— — —

	Total BeetNPath		—		—			—		—		—	(882,904)			—

Carolina Skiff LLC	6.0825% Class A Common Membership interest.		1,750,000		(250,000)			—		—		1,500,000	—			66,230

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.		200,000		—			—		—		200,000	—			—

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%. 562.5 Class A Units.		2,302,653 562,500		— —			47,178 —		— —		2,349,831 562,500	— —			330,251 —

	Total Filterworks		2,865,153		—			47,178		—		2,912,331	—			330,251

Genicon, Inc.	1,586,902 Series B Preferred. $3,250,000 Promissory Notes at 10%. $250,000 Promissory Note at 10% Warrant for Common.		— 500,000 250,000 —		— (500,000 (250,000 —	) )		— — — —		— — — —		— — — —	(1,000,000 (3,743,377 (262,184 (120,000	) ) ) )		— 17,054 — —

	Total Genicon		750,000		(750,000)			—		—		—	(5,125,561)			17,054

G-TEC Natural Gas Systems	16.639% Class A Membership Interest. 8% cumulative dividend.		—		—			—		—		—	(400,000)			—

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.		750,000 479,155		(205,140 —)			— —		— —		544,860 479,155	— —			— —

	Total Knoa		1,229,155		(205,140)			—		—		1,024,015	—			—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.		—		—			—		—		—	—			—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 10%. Membership Interest Purchase Warrant for 5%		— —		— (15,000)			1,500,000 110,000		(88,003 —)		1,411,997 95,000	— 116,991			187,414 —

	Total Microcision		—		(15,000)			1,610,000		(88,003)		1,506,997	116,991			187,414

New Monarch Machine Tool, Inc.	22.84 Common.		22,841		—			—		—		22,841	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.		300,000		—			—		—		300,000	—			—

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

$1,500,000 Subordinated Promissory Note at 12%.

			— — 250,000 175,000 399,274 250,000 — —		— — (250,000 (175,000 (399,274 — ( 45,000 —	) ) ) )		— — — — — — 45,000 1,500,000		— — — — — — — (35,000)		— — — — — 250,000 — 1,465,000	— — — — — — — —			— — — — — — — 147,667

	Total SciAps		1,074,274		(869,274)			1,545,000		(35,000)		1,715,000	—			147,667

Teleservices Solutions Holdings, LLC	250,000 Class B Preferred Units. 1,000,000 Class C Preferred Units. 80,000 Class D Preferred Units. PIK Dividend for Series C and D at 12% and 14%, respectively.		— — — —		— — — —			— — — —		— — — —		— — — —	(250,000 (1,190,680 (91,200 (104,198	) ) ) )		— — — —

	Total Teleservices		—		—			—		—		—	(1,636,078)			—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2020 (Continued)

Company	Type of Investment	December 31, 2019 Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2020 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 23,077 Series F Preferred. 211,567 SQF Hold Co. Common.	1,950,000 347,604 1,140,360 500,012 — 22,036	— — — — — —	— — — — 750,003 —	— — — — — —	1,950,000 347,604 1,140,360 500,012 750,003 22,036	— — — — — —	52,500 — — — — —

	Total Tilson	3,960,012	—	750,003	—	4,710,015	—	52,500

	Total Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

	Total Control and Affiliate Investments	$12,151,435	($2,089,414)	$3,952,181	($123,003)	$13,891,199	($7,927,552)	$801,116

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2021, 2020, 2019, 2018 and 2017

The following is a schedule of financial highlights for the years ended:

	2021	2020	2019 (2)(3)	2018 (2)	2017 (2)
Per Share Data: (1)
Income from investment operations:
Investment income	$1.58	$1.20	$1.67	$3.00	$2.07
Expenses	2.59	0.76	1.70	3.12	2.86

Net investment (loss) income before income taxes	(1.01)	0.44	(0.03)	(0.12)	(0.79)
Income tax (benefit) expense	0.00	(0.24)	0.03	(0.02)	(0.76)

Net investment (loss) income	(1.01)	0.68	(0.06)	(0.10)	(0.03)
Net realized and unrealized gain (loss) on investments	7.13	(0.39)	(1.35)	(0.46)	(0.98)

Increase (decrease) in net assets from operations	6.12	0.29	(1.41)	(0.56)	(1.01)

Purchase of treasury shares	(0.00)	(0.03)	0.00	0.00	0.00
Payment of cash dividend	(0.44)	(3.17)	0.00	0.00	0.00
Effect of the stock dividend	0.00	(12.16)	0.00	0.00	0.00
Dilutive effect of issuance of common stock	0.00	0.00	(10.54)	0.00	0.00

Increase (decrease) in net assets	5.68	(15.07)	(11.95)	(0.56)	(1.01)

Net asset value, beginning of year	17.86	32.93	44.88	45.44	46.45

Net asset value, end of year	$23.54	$17.86	$32.93	$44.88	$45.44

Per share market value, end of year	$16.99	$17.60	$24.12	$22.50	$27.18

Total return based on market value	(3.47%)	(27.03%)	7.20%	(17.22%)	(4.43%)
Total shareholder return (includes dividends paid)	6.59%	(20.32%)	7.20%	(17.22%)	(4.43%)
Total return based on net asset value	31.81%	(45.79%)	(14.11%)	(1.24%)	(2.18%)
Supplemental Data:
Ratio of expenses before income taxes to average net assets	12.49%	3.96%	7.70%	6.92%	6.23%
Ratio of expenses including taxes to average net assets	12.11%	6.62%	6.00%	5.73%	6.29%
Ratio of net investment (loss) income to average net assets	(4.88%)	3.52%	(0.24%)	(0.22%)	(0.06%)
Portfolio turnover	37.8%	29.4%	8.8%	7.4%	18.1%
Net assets end of year	$60,745,416	$46,104,830	$53,628,516	$31,524,187	$31,918,685

(1)	Per share data are based on shares outstanding and results are rounded.

(2)	Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split in May 2020.

(3)	Average net assets are computed on a quarterly basis for 2019.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Rand Capital Corporation (“Rand” or the “Corporation”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, diversified management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”).

In 2001, Rand elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, Rand is required to comply with certain regulatory requirements specified in the 1940 Act. For instance, they generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which they invest.

In 2002, Rand formed a wholly owned subsidiary Rand Capital SBIC, Inc. (“Rand SBIC”) for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”) and received an SBA license to operate as an SBIC in 2002. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. This subsidiary was renamed Rand Capital Sub, Inc., and merged with and into Rand Capital Sub LLC (“Rand Sub”). All of Rand’s investments going forward, are expected to be made out of Rand Capital Corporation.

In November 2019, Rand completed (the “Closing”) a stock sale transaction with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as our investment adviser, on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM, Rand’s shareholders were asked to approve a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

After the completion of the Transaction, Rand is an externally managed, closed-end, diversified management investment company. In connection with the completion of the Transaction, Rand shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend represented over 90% of Rand’s estimated investment company taxable income for 2020.

The Board of Directors declared the following quarterly cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021
4th	$0.14	December 20, 2021	December 31, 2021

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker companies in place at December 31, 2021: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Hold Co., LLC (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand Sub, Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Hold Co., LLC. (collectively, the “Corporation”).

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

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies. On March 29, 2021, the SEC granted approval for a new exemptive relief order (the “New Order”) that supersedes the Order and permits the Corporation to co-invest with affiliates of RCM and Callodine Group, LLC (“Callodine”).

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

Qualifying Assets – The Corporation’s portfolio of investments includes both qualifying and non-qualifying assets. A majority of the Corporation’s investments represent qualifying investments in privately held businesses, principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act. The non-qualifying assets generally include investments in other publicly traded BDC investment companies and other publicly traded securities.

Cash and Cash Equivalents – Temporary cash investments having a maturity of less than a year when purchased are considered to be cash equivalents.

Revenue Recognition – Interest Income – Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. Interest income is not recognized if collection is doubtful, and a 100% reserve is established. The collection of interest is presumed to be in doubt when there is substantial doubt about a portfolio company’s ability to continue as a going concern or a loan is in default for more than 120 days. RCM also uses other qualitative and quantitative measures to determine the value of a portfolio investment and the collectability of any accrued interest.

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a financing and income associated with

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portfolio company board attendance fees. The income associated with the amortization of financing fees was $87,018, $29,188 and $69,252, for the years ended December 31, 2021, 2020 and 2019, respectively, and is estimated to be approximately $112,000 in 2022, $91,000 in 2023 and $81,000 in 2024. The board fees earned were $14,096, $0 and $1,000 for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Corporation recorded $55,500 in non-recurring fees related to prepayment fees, application fees and loan monitoring fees. During the year ended December 31, 2020, the Corporation recorded non-recurring fees of approximately $96,000 that represented prepayment fees. During the year ended December 31, 2019, the Corporation recorded non-recurring fees in the amount of $387,500 that represented closing and incentive fees and a change of control fee.

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

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $112,175, $47,801 and $40,767 in OID income for the years ended December 31, 2021, 2020 and 2019, respectively. OID income is estimated to be approximately $25,000 for 2022.

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture obligation (See Note 5 “SBA Debenture Obligations”), are amortized ratably over the term of the SBA debentures. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA and expensed all remaining SBA debenture origination and commitment costs. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. Amortization expense was approximately $175,400, $37,700, and $37,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Net Assets Per Share–Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information – Income taxes refunded during the years ended December 31, 2021, 2020 and 2019 amounted to $131,934, $121,277 and $728,523, respectively. Interest paid during the years ended December 31, 2021, 2020 and 2019 was $567,070, $380,124 and $339,605, respectively. During 2021, 2020 and 2019, the Corporation converted $346,045, $361,662, and $595,286, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. Management does not anticipate non-performance by the banks.

As of December 31, 2021, 48% of the Corporation’s total investment value was held in debt and equity securities of five portfolio companies. As of December 31, 2020, 50% of the Corporation’s total investment value was held in debt and equity securities in five portfolio companies.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2021
Tilson Technology Management, Inc. (Tilson)	14%
ACV Auctions, Inc. (ACV)	13%
Open Exchange, Inc. (Open Exchange)	9%
Caitec, Inc. (Caitec)	6%
DSD Operating, LLC (DSD)	6%

December 31, 2020
ACV Auctions, Inc. (ACV)	16%
Tilson Technology Management, Inc. (Tilson)	12%
Caitec Acquisition, Inc. (Caitec)	10%
Filterworks Acquisition USA, LLC (Filterworks)	7%
Science and Medicine Group, Inc. (SMG Group)	5%

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

SBA Debenture – The Corporation had $0 and $11,000,000 in outstanding SBA debentures at December 31, 2021 and December 31, 2020, respectively, with a weighted average interest rate of 3.45% as of December 31, 2020. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA. In connection with the payoff of the outstanding SBA debentures in November 2021, the Corporation expensed approximately $144,000 in remaining SBA commitment and draw fees.

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

At December 31, 2021, 22% of the Corporation’s investments were Level 1 investments and 78% were Level 3 investments. At December 31, 2020, 8% of the Corporation’s investments were Level 1 investments and 92% were Level 3 investments. There were no Level 2 investments at December 31, 2021 and 2020.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2021:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$—	$6,640,938	$7,140,938
Non-Control/Non-Affiliate Loan and Debt	3,120,557	2,348,578	—	7,277,471	12,746,606

Total Non-Control/ Non-Affiliate	$3,120,557	$2,848,578	$—	$13,918,409	$19,887,544

Affiliate Equity	$1,681,994	$—	$1,450,155	$10,360,848	$13,492,997
Affiliate Loan and Debt	2,446,617	—	—	14,340,259	16,786,876

Total Affiliate	$4,128,611	$—	$1,450,155	$24,701,107	$30,279,873

Control Equity	$—	$—	$—	$—	$—
Control Debt	—	—	—	—	—

	$—	$—	$—	$—	$—

Total Level 3 Investments	$7,249,168	$2,848,578	$1,450,155	$38,619,516	$50,167,417

Range	5-5.5X	1X	1.5X-5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4X	1X	2.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2021:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,503,404	$—	$—	$15,503,404
Debt investments	14,030,078	—	—	14,030,078
Equity investments	34,534,980	13,901,045	—	20,633,935

Total	$64,068,462	$13,901,045	$—	$50,167,417

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gains (losses)included in net change in net assets from operations:
Centivo Corporation (Centivo)	—	—	1,614,433	1,614,433
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
Empire Genomics, Corp. (Empire Genomics)	—	—	(308,676)	(308,676)
First Wave Technologies, Inc. (First Wave)	—	—	(661,563)	(661,563)
GiveGab, Inc. (GiveGab)	—	—	1,846,705	1,846,705
Mercantile Adjustment Bureau, LLC (Mercantile)	—	—	36,000	36,000
Microcision, LLC (Microcision)	—	—	57,215	57,215

Total realized gains	—	—	2,719,544	2,719,544
Unrealized gains/(losses) included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	(200,000)	(200,000)
Centivo	—	—	(584,832)	(584,832)
Empire Genomics	—	—	1,151,021	1,151,021
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(369,249)	(369,249)
First Wave	—	—	628,563	628,563
ITA Acquisition, LLC (ITA)	—	—	(375,000)	(375,000)
Knoa Software, Inc. (Knoa)	—	—	(544,860)	(544,860)
Mercantile	—	849,040	97,625	946,665
Microcision	—	—	(10,000)	(10,000)
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process Technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)
Rheonix, Inc. (Rheonix)	—	—	(702,732)	(702,732)
SciAps, Inc. (Sciaps)	—	—	721,000	721,000
SocialFlow, Inc. (Socialflow)	—	—	(201,487)	(201,487)
Tilson Technology Management, Inc. (Tilson)	—	—	4,215,000	4,215,000

Total unrealized gains (losses)	—	849,040	8,597,541	9,446,581
Purchases of securities/changes to securities/non-cash conversions:
Applied Image, Inc. (Applied Image)	—	1,750,000	—	1,750,000
Caitec, Inc. (Caitec)	71,854	—	—	71,854
DSD Operating, LLC (DSD)	2,759,183	—	1,067,500	3,826,683
Filterworks	—	96,786	63,743	160,529
GoNoodle, Inc. (GoNoodle)	—	15,234	—	15,234
HDI Acquisition LLC (Hilton Displays)	—	26,055	—	26,055
ITA	3,436,611	—	500,000	3,936,611
Mattison Avenue Holdings LLC (Mattison)	691,547	5,611	—	697,158
Microcision	—	88,003	—	88,003

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Nailbiter, Inc. (Nailbiter)	—	2,250,000	—	2,250,000
Seybert’s Billiards Corporation (Seybert’s)	—	3,314,466	50,000	3,364,466
SciAps, Inc. (Sciaps)	—	15,000	—	15,000
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	8,559,195	7,561,155	1,914,576	18,034,926
Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(55,000)	—	—	(55,000)
Centivo	—	—	(2,415,775)	(2,415,775)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,462,926)	(2,462,926)
GoNoodle	—	(44,972)	—	(44,972)
Mercantile	—	(1,349,040)	(133,625)	(1,482,665)
Microcision	—	(1,500,000)	(57,215)	(1,557,215)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,955,000)	(2,894,012)	(5,404,971)	(10,253,983)
Transfers within Level 3	2,127,815	(1,285,470)	(842,345)	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets				$12,369,606
Net realized gain on investments for the period included in changes in net assets				$5,820,354

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2020:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$1,026,219	$9,990,815	$11,517,034
Non-Control/Non-Affiliate Loan and Debt	2,897,344	2,378,316	602,569	5,465,702	11,343,931

Total Non-Control/ Non-Affiliate	$2,897,344	$2,878,316	$1,628,788	$15,456,517	$22,860,965

Affiliate Equity	$2,062,500	$22,841	$1,474,015	$5,105,015	$8,664,371
Affiliate Loan and Debt	2,349,831	—	—	2,876,997	5,226,828

Total Affiliate	$4,412,331	$22,841	$1,474,015	$7,982,012	$13,891,199

Total Level 3 Investments	$7,309,675	$2,901,157	$3,102,803	$23,438,529	$36,752,164

Range	5 -5.5X	1X	1X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.3X	1X	2.6X	Not Applicable

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

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2020:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance, December 31, 2019, of Level 3 Assets	$1,570,692	$13,647,107	$21,802,993	$37,020,792
Realized gains (losses) included in net change in net assets from operations:
Advantage 24/7 LLC (Advantage 24/7)	36,877	—	—	36,877
BeetNPath, LLC (Beetnpath)	—	(262,627)	(620,277)	(882,904)
DataView, LLC (Dataview)	—	—	(310,357)	(310,357)
Genicon, Inc. (Genicon)	—	(4,005,561)	(1,120,000)	(5,125,561)
G-TEC Natural Gas Systems (G-tec)	—	—	(400,000)	(400,000)
Microcision LLC (Microcision)	—	116,991	—	116,991
Outmatch Holdings, LLC (Outmatch)	—	—	2,318,253	2,318,253
Teleservices Solutions Holdings, LLC (Teleservices)	—	—	(1,636,078)	(1,636,078)
USTec/Wi3 (Ustec)	—	—	(100,500)	(100,500)

Total Realized Gains (Losses)	36,877	(4,151,197)	(1,868,959)	(5,983,279)
Unrealized gains (losses) included in net change in net assets from operations:
Beetnpath	—	262,627	620,277	882,904
Carolina Skiff LLC (Carolina Skiff)	—	—	(250,000)	(250,000)
Centivo Corporation (Centivo)	—	—	584,832	584,832
Dataview	—	—	310,357	310,357
Genicon	—	3,239,757	1,120,000	4,359,757
G-tec	—	—	400,000	400,000
Knoa Software, Inc. (Knoa)	—	—	(205,140)	(205,140)
Microcision	—	—	(15,000)	(15,000)
SciAps, Inc. (Sciaps)	—	—	(869,274)	(869,274)
SocialFlow, Inc. (Socialflow)	—	—	(426,513)	(426,513)
Teleservices	—	—	1,636,078	1,636,078
Ustec	—	—	100,500	100,500

Total Unrealized Gains (Losses)	—	3,502,384	3,006,117	6,508,501

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Venture Capital Investments
Description	Loan Investments	Debt Investments	Equity Investments	Total
Purchases of Securities/Changes to Securities/Non-cash conversions:
AIKG LLC (Andretti)	—	177,574	—	177,574
Caitec Acquisition, Inc.	3,510,702	—	300,000	3,810,702
Centivo		—	500,000	500,000
Filterworks Acquisition USA, LLC	—	47,178	—	47,178
Genicon	—	15,804	—	15,804
GoNoodle, Inc. (GoNoodle)	—	15,081	—	15,081
HDI Acquisition LLC (Hilton Displays)	—	25,601	—	25,601
Mattison Avenue Holdings LLC (Mattison)	—	85,526	—	85,526
Microcision	—	(88,003)	110,000	21,997
SciAps, Inc. (Sciaps)	—	1,465,000	45,000	1,510,000
Science and Medicine Group, Inc. (SMG)	1,900,000	—	—	1,900,000
Tilson Technology Management, Inc. (Tilson)	—	—	750,003	750,003

Total Purchases of Securities/Changes to Securities/Non-cash conversions	5,410,702	1,743,761	1,705,003	8,859,466
Repayments and Sale of Securities:
Advantage 24/7	(46,877)	—	—	(46,877)
Andretti	—	(4,575,699)	—	(4,575,699)
Microcision LLC (Microcision)	—	(116,991)	—	(116,991)
Open Exchange, Inc. (Open Exchange)	(450,000)	—	—	(450,000)
Outmatch Holdings, LLC (Outmatch)	—	—	(4,463,749)	(4,463,749)

Total Repayments and Sale of Securities	(496,877)	(4,692,690)	(4,463,749)	(9,653,316)
Transfers within Level 3	250,000	(250,000)	—	—

Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	$6,926,859
Net realized (loss) on investments for the period included in changes in net assets	($5,983,279)

NOTE 3. – OTHER ASSETS

Other assets was comprised of the following at December 31:

	2021	2020
Dividend receivables	$99,720	$65,700
Escrow receivables	71,765	—
Prepaid expenses	9,972	8,400

Total other assets	$181,457	$74,100

NOTE 4. – INCOME TAXES

The Corporation elected to be treated, for income tax purposes, as a RIC for the 2021 and 2020 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its stockholders as dividends. The Corporation must distribute substantially all of its respective investment company taxable income each tax year as dividends to its stockholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2021 or 2020, respectively.

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

The following differences were reclassified for tax purposes for the years ended December 31, 2021 and December 31, 20201:

	2021	2020
Decrease in capital in excess of par value	($323,736)	($2,421,682)
Increase in total distributable earnings (losses)	323,736	$2,421,682

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2021 and December 31, 2020:

	2021	2020
Net increase in net assets resulting from operations	$15,797,428	$743,766
Net change in unrealized appreciation/depreciation on investments	(12,581,982)	(4,970,917)
Net change in deferred tax liability	(89,768)	(60,620)
GAAP versus tax basis consolidation of subsidiaries	(214,965)	4,864,442
Distribution from Rand SBIC subsidiary	—	2,547,500
Other permanent book income and tax income differences	102,462	(13,833)
Temporary book income and tax income differences	(2,266,409)	402,042

Taxable income[2]	$746,766	$3,512,380

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the years ended December 31, 2021 and December 31, 2020 was as follows:

	2021	2020
Ordinary income	$825,029	$24,806,704
Long-term capital gains	—	$2,412,046
Return of Capital	311,042	—

Total	$1,136,071	$27,218,750

[1]

The Corporation’s permanent book-to-tax reclassifications for 2021 are an estimate and will not be finalized until the Corporation files its 2021 federal income tax returns in 2022. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

[2]

The Corporation’s taxable income for 2021 is an estimate and will not be finalized until the Corporation files its 2021 federal income tax returns in 2022. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2021 and carried forward for distribution in 2022 may be different than this estimate.

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

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Undistributed ordinary income – tax basis	$—	$78,263
Net change in unrealized appreciation on investments	12,011,534	570,448
GAAP vs tax basis consolidation of subsidiaries	214,965	(4,864,442)
Other temporary differences	3,573,476	(402,042)

Total accumulated earnings – book basis	$15,799,975	(4,617,773)

The differences between components of distributable earnings on a tax basis and the amounts reflected in the consolidated statement of changes in net assets are primarily due to temporary book-tax differences that will reverse in subsequent periods.

At December 31, 2021, the Corporation had a deferred tax asset of $181,003 that related to unrealized appreciation on investments held in the blocker corporations. At December 31, 2020, the Corporation had a deferred tax liability of $121,141 pertaining to the unrealized depreciation on investments held in the blocker corporations.

Income Taxes on Blocker Corporations

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset (liability) at December 31, 2021 and 2020 are approximately as follows:

	2021	2020
Operations	$0	$0
Investments	116,810	(140,789)
NOL & tax credit carryforwards	64,193	31,789
Valuation allowance	0	(12,141)

Deferred tax asset (liability), net	$181,003	($121,141)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2021	2020	2019
Current:
Federal	$85,829	($2,743)	$55,677
State	14,835	5,159	11,402

	100,664	2,416	67,079

Deferred:
Federal	(279,167)	1,234,069	(633,735)
State	(22,977)	91,270	(45,265)

	(302,144)	1,325,339	(679,000)

Total	($201,480)	$1,327,755	($611,921)

A reconciliation of the (benefit) expense from income taxes at the federal statutory rate to the expense reported is as follows:

	2021	2020	2019
Net investment gain (loss) gain, realized (loss) gain and unrealized gain (loss) before income taxes	$15,595,948	$2,071,521	($2,901,591)

Expected tax benefit at statutory rate	$3,275,149	$435,019	($609,334)
State - net of federal effect	7,652	76,179	(27,920)
Pass-through (benefit) expense from portfolio investment	(46,210)	—	20,251
Dividend received deduction	—	—	(10,491)
Tax effect of change to RIC	—	1,335,251	—
Valuation allowance	—	12,141	—
Tax benefit of RIC status	(3,442,529)	(417,780)	—
Carryback benefit from tax law change	—	(90,141)	—
Other	4,458	(22,914)	15,573

Total	($201,480)	$1,327,755	($611,921)

At December 31, 2021 and 2020, the Corporation had $258,774 and $215,307, respectively, of federal net operating loss carryforwards and no capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $226,681 and $215,307 at December 31, 2021 and 2020, respectively. Other than the $215,307 reported for December 31,2020, all state net operating losses were forfeited with the change to a RIC.

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

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through 2021.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2021, 2020 and 2019 were de minimis. No amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2021 and 2020 and $2,627 was recorded in interest for the year ended December 31, 2021 for a late payment of federal taxes owing.

NOTE 5. – SBA DEBENTURE OBLIGATIONS

In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA and the balance was $0 at December 31, 2021. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. At December 31, 2020, Rand SBIC had debentures payable to and guaranteed by the SBA totaling $11,000,000.

Pursuant to Accounting Standard Update (ASU) 2015-03, the debt origination costs directly associated with the SBA debt obligations are presented as a direct deduction from the related debt liability.

	December 31, 2021	December 31, 2020
Debentures guaranteed by the SBA	$—	$11,000,000
Less unamortized issue costs	—	(175,413)

Debentures guaranteed by the SBA, net	$—	$10,824,587

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2021 and 2020, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2021, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value per share. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 22, 2022. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2020. During the year ended December 31, 2021, the Corporation repurchased 1,148 shares of common stock for the treasury at a cost of $20,771. The Corporation purchased 6,631 shares of common stock for the treasury at a total cost of $76,729 during the year ended December 31, 2020.

The Corporation paid a special dividend to shareholders, as a means to distribute all of the Corporation’s accumulated earnings and profits from inception to 2019, in May 2020, in preparation for the Corporation’s RIC election. The Corporation’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock representing the special dividend were distributed on May 11, 2020 to shareholders. In addition, the Corporation’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. The 2020 cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash 2020 dividend represents over 90% of Rand’s estimated investment company taxable income for 2020.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Corporation’s Board of Directors declared the following quarterly cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.10	March 15, 2021	March 29, 2021
2nd	$0.10	June 2, 2021	June 16, 2021
3rd	$0.10	September 2, 2021	September 16, 2021
4th	$0.14	December 20, 2021	December 31, 2021

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

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2020	$1,519,637	$34,142,455	($1,469,105)	$19,435,529	$53,628,516
Dividend declaration	864,910	18,163,117	—	(27,218,750)	(8,190,723)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(2,421,682)	—	2,421,682	—
Reclassification for par value	(2,119,655)	2,119,655	—	—	—
Purchase of treasury shares	—	—	(76,729)	—	(76,729)
Net increase in net assets from operations	—	—	—	743,766	743,766

December 31, 2020	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830

January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Dividend declaration	—	—	—	(1,136,071)	(1,136,071)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(323,736)	—	323,736	—
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	15,797,428	15,797,428

December 31, 2021	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. – EMPLOYEE BENEFIT PLANS

Prior to the completion of the Transaction, the Corporation had a defined contribution 401(k) Plan (the “401K Plan”). The 401K Plan provided a base contribution of 1% for eligible employees and also provided up to 5% matching contributions. The Corporation’s contributions to the 401K Plan amounted to $45,077 for the year ended December 31, 2019. Effective November 8, 2019, the Corporation entered into the Prior Investment Management Agreement and the Prior Administration Agreement with Rand Capital Management, LLC (“RCM”) and, all employees transferred to RCM as of this date. As a result, RCM assumed the obligations for the 401K Plan expenses on a going forward basis as all employees became employees of RCM.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2021 or 2020.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect on the Corporation’s consolidated financial statements to be immaterial.

NOTE 9. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2021
Investment income	$1,236,531	$1,012,343	$811,037	$1,016,392
Net increase in net assets from operations	$944,635	$2,321,200	$4,500,834	$8,030,759
Basic and diluted net increase in net assets from operations per weighted share outstanding	$0.37	$0.90	$1.74	$3.11
2020
Investment income	$1,055,680	$736,868	$674,545	$635,826
Net (decrease) increase in net assets from operations	($372,465)	$262,523	$423,571	$430,137
Basic and diluted net (decrease) increase in net assets from operations per weighted share outstanding	($0.14)	$0.10	$0.20	$0.26

NOTE 10. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2021	2020	2019
Balance at beginning of year	($15,000)	($166,413)	($161,000)
Provision for losses	—	—	(5,413)
Write offs/Recoveries	15,000	151,413	—

Balance at end of year	$—	($15,000)	($166,413)

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the years ended December 31, 2021, 2020 and 2019, the Base Management Fees earned by RCM were $858,144, $589,519 and $85,483, respectively. As of December 31, 2021, and 2020, the Corporation had $238,862 and $155,318, respectively, payable for the Base Management Fees on its Consolidated Statements of Financial Position. In addition, at December 31, 2021 and 2020, the Corporation had $0 and $1,681, respectively, payable to RCM for the expenses associated with the Administration Agreement.

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

The Corporation pays RCM an Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2021 and 2020, there were no Income Based Fees earned under the Investment Management Agreement.

The second part of the Incentive Fee is the “Capital Gains Fee”. This fee is determined and payable in arrears as of the end of each calendar year. Under the terms of the Investment Management Agreement, the Capital Gains Fee is calculated at the end of each applicable year by subtracting (1) the sum of the cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (2) the cumulative aggregate realized capital gains, in each case calculated from November 8, 2019. If this amount is positive at the end of any calendar year, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the cumulative aggregate amount of Capital Gains Fees paid in all prior years. If such amount is negative, then there is no Capital Gains Fee payable for that calendar year. If the Investment Management Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Fee.

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

Realized gains during the year ended December 31, 2021, resulted in approximately $4,200,000 of net eligible realized capital gains, of which $652,240 is payable to RCM as a Capital Gains Fee under the formula for

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the year ended December 31, 2021. In accordance with U.S. generally accepted accounting principles (GAAP), the Corporation is required to cumulatively accrue a capital gains incentive fee on all realized and unrealized gains and losses, which resulted in an accrual in the amount of $4,200,000 as of December 31, 2021, which represents both the Capital Gains Fee earned of $652,240 and $3,547,760 that would be due based on net portfolio appreciation. The Capital Gains Fee earned of $652,240 is included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position and the $3,547,760 cumulative accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at December 31, 2021.

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

NOTE 12. – SUBSEQUENT EVENT

Subsequent to year end, on February 28, 2022, Rand’s Board of Directors declared a quarterly cash dividend of $0.15 per share. The cash dividend will be paid on or about March 28, 2022 to shareholders of record as of March 14, 2022.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2021

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
ITA Acquisition, LLC	$3,900,000	$—
DSD Operating, LLC	3,812,500	—
Seybert’s Billiards Corporation	3,300,000	—
Nailbiter, Inc.	2,250,000	—
BMP Swanson Holdco, LLC	1,833,333	—
Applied Image Inc.	1,750,000	—
Mattison Avenue Holdings LLC	667,130	—
TCG BDC, Inc.	522,753	—
PennantPark Investment Corporation	522,082	—
Apollo Investment Corporation	518,080	—
FS KKR Capital Corp.	510,458	—
Filterworks Acquisition USA, LLC	63,743	—

Total of new investments	19,650,079	—
Other changes to investments:
Filterworks Acquisition USA, LLC interest conversion	96,786	—
Microcision LLC OID amortization	88,003	—
Caitec, Inc. interest conversion	71,854	—
Seybert’s Billiards Corporation interest conversion	55,294	—
ITA Acquisition, LLC interest conversion	36,611	—
Mattison Avenue Holdings LLC interest conversion	30,028	—
HDI Acquisition LLC (Hilton Displays) interest conversion	26,055	—
GoNoodle, Inc. interest conversion	15,234	—
SciAps, Inc. OID amortization	15,000	—
DSD Operating, LLC interest conversion	14,183	—
Seybert’s Billiards Corporation OID amortization	9,172	—

Total of other changes to investments	458,220	—
Investments repaid, sold or liquidated:
Science and Medicine Group, Inc. loan repayment	(1,900,000)	—
Microcision LLC loan repayment	(1,500,000)	57,215
Mercantile Adjustment Bureau, LLC loan and warrant repayment	(1,446,665)	36,000
Apollo Investment Corporation sell stock	(882,164)	175,325
Centivo Corporation investment sold	(801,342)	1,614,433
First Wave Technologies, Inc. investment sold	(661,563)	(661,563)
GiveGab, Inc. investment sold	(616,221)	1,846,705
Empire Genomics, Corp. realized loss	(308,676)	(308,676)
ClearView Social, Inc. investment sold	(200,000)	135,430
Advantage 24/7 LLC principal payment	(55,000)	—
GoNoodle, Inc. principal payment	(44,972)	—
ACV Auctions, Inc. sell stock	(41,341)	2,925,485

Total of investments repaid, sold or liquidated	(8,457,944)	5,820,354

Net change in investments, at cost and total realized gain	$11,650,355	$5,820,354

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements, and the financial highlights schedule for each of the five years in the period ended December 31, 2021 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the five years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2021 and 2020, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2021 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2021 is fairly stated, in all material respects, in relation to the financial statements as a whole.

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

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2021, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $50,167,417. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

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

March 8, 2022

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2021. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2021.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.    Other Information

None

Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

Part III

Item 10. Directors,	Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “DELINQUENT SECTIONS 16(a) REPORTS” and “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2022 Proxy Statement”).

Item 11. Executive	Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2022 Proxy Statement under the heading “DIRECTOR COMPENSATION” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2022 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2022 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14.     Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is Freed Maxick CPAs, P.C., Buffalo, New York, PCAOB Auditor Firm ID: 317

Information concerning the Corporation’s independent registered public accounting firm, the audit committee’s pre-approval policy for audit services and our independent registered public accounting firm fees and services is contained in the Corporation’s 2022 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES”.

Part IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2021 and 2020

Consolidated Statements of Operations for the three years in the period ended December 31, 2021

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2021

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2021

Consolidated Schedule of Portfolio Investments as of December 31, 2021

Consolidated Schedule of Portfolio Investments as of December 31, 2020

Financial Highlights Schedule for the five years in the period ended December 31, 2021

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2021

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

(2.1)

Agreement and Plan of Merger, dated as of December 27, 2021, by and between Rand Capital Sub, Inc. and Rand Capital Sub, LLC, incorporated by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K, as filed with the SEC on December 30, 2021.

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

(10.2)

Investment Advisory and Management Agreement, dated as of December 31, 2020, between Rand Capital Corporation and Rand Capital Management LLC,    incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on January 4, 2021.

(10.3)

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

Date: March 8, 2022	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Chief Executive Office and President	March 8, 2022

(ii) Principal Accounting & Financial Officer:

/s/ Margaret W. Brechtel Margaret W. Brechtel / Executive Vice President, Chief Financial Officer and Treasurer	March 8, 2022

(iii) Directors:

/s/ Benjamin E. Godley Benjamin E. Godley/ Director	March 8, 2022

/s/ Allen F. Grum Allen F. Grum / Director	March 8, 2022

/s/ Adam S. Gusky Adam S. Gusky / Director	March 8, 2022

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 8, 2022

/s/ Robert M. Zak Robert M. Zak / Director	March 8, 2022