Form 10-Q
period 2022-03-31
RAND CAPITAL CORP
filed 2022-05-09
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART II. – OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Investments at fair value:
Affiliate investments (cost of $28,016,127 and $27,357,797, respectively)	$30,938,203	$30,279,873
Non-Control/Non-Affiliate investments (cost of $23,028,790 and $25,012,871, respectively)	31,473,439	33,788,589

Total investments, at fair value (cost of $51,044,917 and $52,370,668, respectively)	62,411,642	64,068,462
Cash	596,793	833,875
Interest receivable	195,797	128,047
Prepaid income taxes	234,567	252,010
Deferred tax asset	191,319	181,003
Other assets	295,103	181,457

Total assets	$63,925,221	$65,644,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$240,275	$891,102
Accounts payable and accrued expenses	49,952	51,689
Capital gains incentive fees	3,308,000	3,547,760
Deferred revenue	379,268	408,887

Total liabilities	3,977,495	4,899,438
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 3/31/22 and 12/31/21	264,892	264,892
Capital in excess of par value	51,679,809	51,679,809
Treasury stock, at cost: 67,895 shares at 3/31/22 and 12/31/21	(1,566,605)	(1,566,605)
Total distributable earnings	9,569,630	10,367,320

Total stockholders’ equity (net assets) (per share – 3/31/22: $23.23; 12/31/21: $23.54)	59,947,726	60,745,416

Total liabilities and stockholders’ equity (net assets)	$63,925,221	$65,644,854

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Investment income:
Interest from portfolio companies:
Affiliate investments	$570,116	$319,416
Non-Control/Non-Affiliate investments	342,023	391,346

Total interest from portfolio companies	912,139	710,762

Interest from other investments:
Non-Control/Non-Affiliate investments	—	12,627

Total interest from other investments	—	12,627

Dividend and other investment income:
Affiliate investments	43,725	94,926
Non-Control/Non-Affiliate investments	129,265	151,743

Total dividend and other investment income	172,990	246,669

Fee income:
Affiliate investments	30,305	39,356
Non-Control/Non-Affiliate investments	9,314	6,978

Total fee income	39,619	46,334

Total investment income	1,124,748	1,016,392

Expenses:
Base management fee (see Note 7)	240,275	175,609
Capital gains incentive fees (see Note 7)	(239,760)	2,600,000
Interest on SBA obligations	—	104,190
Professional fees	231,083	160,133
Stockholders and office operating	56,698	71,422
Directors’ fees	45,100	36,500
Insurance	8,910	10,327
Corporate development	3,027	7,482
Other operating	45	—

Total expenses	345,378	3,165,663

Net investment income (loss) before income taxes	779,370	(2,149,271)
Income tax expense	7,367	17,757

Net investment income (loss)	772,003	(2,167,028)

Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	—	135,430
Non-Control/Non-Affiliate investments	(851,471)	175,325

Net realized (loss) gain on sales and dispositions of investments	(851,471)	310,755

Net change in unrealized appreciation (depreciation) on investments:
Non-Control/Non-Affiliate investments	(331,069)	9,887,032

Net change in unrealized appreciation (depreciation) on investments	(331,069)	9,887,032

Net realized and unrealized (loss) gain on investments	(1,182,540)	10,197,787

Net (decrease) increase in net assets from operations	($410,537)	$8,030,759

Weighted average shares outstanding	2,581,021	2,582,169
Basic and diluted net (decrease) increase in net assets from operations per share	($0.16)	$3.11

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net assets at beginning of period	$60,745,416	$46,104,830
Net investment income (loss)	772,003	(2,167,028)
Net realized (loss) gain on sales and dispositions of investments	(851,471)	310,755
Net change in unrealized appreciation (depreciation) on investments	(331,069)	9,887,032

Net (decrease) increase in net assets from operations	(410,537)	8,030,759
Declaration of dividends	(387,153)	(258,385)

Net assets at end of period	$59,947,726	$53,877,204

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($410,537)	$8,030,759
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(542,086)	(6,706,706)
Proceeds from sale of portfolio investments	1,079,589	1,057,489
Proceeds from loan repayments	90,175	3,735,430
Net realized loss (gain) on portfolio investments	851,471	(310,755)
Change in unrealized appreciation (depreciation) on investments before income taxes	331,069	(9,887,032)
Deferred income tax (benefit) expense	(10,316)	3,492
Depreciation and amortization	—	9,419
Original issue discount amortization	(6,252)	(91,753)
Non-cash conversion of debenture interest	(147,146)	(56,157)
Changes in operating assets and liabilities:
Increase in interest receivable	(67,750)	(55,850)
Increase in other assets	(113,646)	(135,571)
Decrease (increase) in prepaid income taxes	17,443	(4,361)
Decrease in accounts payable and accrued expenses	(1,737)	(71,897)
(Decrease) increase in due to investment adviser	(650,827)	18,610
(Decrease) increase in capital gains incentive fees payable	(239,760)	2,600,000
(Decrease) increase in deferred revenue	(29,619)	104,331

Total adjustments	560,608	(9,791,311)

Net cash provided by (used in) operating activities	150,071	(1,760,552)

Cash flows from financing activities:
Payment of cash dividend	(387,153)	(3,692,501)

Net cash used in financing activities	(387,153)	(3,692,501)

Net decrease in cash	(237,082)	(5,453,053)
Cash:
Beginning of period	833,875	20,365,415

End of period	$596,793	$14,912,362

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 52.5% of net assets: (j)

ACV Auctions, Inc. (e)(g)(n)(p) NASDAQ: ACVA Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	405,934 Class A Common stock valued at $15.09.	8/12/16	<1%	$111,299	$6,124,191	10.2%

Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	439,740	0.7%

Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	414,667	0.7%

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,800,250	1,800,250	6.5%
	150 Class A Units.	11/6/20		150,000	150,000
	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,800,250	1,800,250
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,900,500	3,900,500

Empire Genomics Corp. (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1,444,915	1,444,915	2.4%

FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	1,095,520	1.8%

Golub Capital BDC, Inc. (n) NASDAQ: GBDC New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	475,417	0.8%

GoNoodle, Inc. (g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,401,233	1,401,233	2.3%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,401,296	1,401,296

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,307,701	1,307,701	2.2%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.	6/23/21	0%	1,828,459	1,828,459	3.1%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.8%
	Warrants for Preferred stock of Nailbiter, Inc.			—	—

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc.(e)(g) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.3%
	397,899 Common.	10/22/19		208,243	2,785,000

	Total Open Exchange			1,401,940	5,570,000

Owl Rock Capital Corporation (n) NYSE:ORCC New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	446,000	0.7%

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,515,800	2.6%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e)(g) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common.	10/29/09	4%	—	—	0.0%
	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	—

	Total Rheonix			2,802,731	—

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,249,581	2.1%

Subtotal Non-Control/Non-Affiliate Investments				$23,028,790	$31,473,439

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 51.6% of net assets (k)

Applied Image, Inc. Rochester, NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	$1,750,000	$1,750,000	2.9%
	Warrant for 1,167 shares.	12/31/21		—	—

	Total Applied Image			$1,750,000	$1,750,000

BMP Swanson Holdco, LLC (g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services) www.swansonfire.com	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.1%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,092,298	3,092,298	6.9%
	1,067 Class A Preferred shares.			1,067,500	1,067,500
	1,067 Class B Common shares.			—	—

	Total DSD			4,159,798	4,159,798

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through June 30, 2022, due December 4, 2023.	11/8/19	9%	2,507,782	2,507,782	4.6%
	562.5 + 63.27 Class A Units.	12/28/21		626,243	256,994

	Total Filterworks			3,134,025	2,764,776

ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	25%	1,930,077	1,930,077	6.4%
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,523,745	1,523,745
	(g) 724 Class A Preferred Units and 724 Class B Common Units.	6/22/21		723,810	348,810

	Total ITA			4,177,632	3,802,632

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

Microcision LLC (e)(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.1%
	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,483,750	1,483,750

	Total SciAps			4,607,734	2,454,750

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	1,918,666	1,918,666	5.6%
	Warrant for 4%.	1/19/21		25,000	25,000
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,415,078	1,415,078
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			3,383,744	3,383,744

Tilson Technology Management, Inc. (g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	14.9%
	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$28,016,127	$30,938,203

TOTAL INVESTMENTS – 104.1%				$51,044,917	$62,411,642

LIABILITIES IN EXCESS OF OTHER ASSETS - (4.1%)					(2,463,916)

NET ASSETS – 100%					$59,947,726

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At March 31, 2022, restricted securities represented 81% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2022, ASC 820 designates 81% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f)

As of March 31, 2022, the total cost of investment securities was approximately $51.0 million. Net unrealized appreciation was approximately $11.4 million, which was comprised of $19.3 million of unrealized appreciation of investment securities and ($7.9) million of unrealized depreciation of investment securities. At March 31, 2022, the aggregate gross unrealized gain for federal income tax purposes was $18.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.8) million. The net unrealized gain for federal income tax purposes was $10.8 million based on a tax cost of $51.4 million.

(g)	Rand Capital investment held in Rand Capital Sub LLC.
(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.
(i)	Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. (None at March 31, 2022).
(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
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
(o)

Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained. (None at March 31, 2022).

(p)

Subsequent to March 31, 2022, ACV Auctions’ (ACVA) public market share price had a trading range on NASDAQ of $13.35 to $15.56 for the period of April 1, 2022, to April 29, 2022. The Corporation’s value per share at March 31, 2022 was $15.09.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Affiliate Investments:

Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$1,750,000	$—	$—	$—	$1,750,000	$—	$45,762
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	$1,750,000	$—	$—	$—	$1,750,000	$—	$45,762

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	—	—	1,600,000	—	49,667
	Preferred Membership Interest for 9.29%	233,333	—	—	—	233,333	—	—

	Total BMP Swanson	1,833,333	—	—	—	1,833,333	—	49,667

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,300,000	—	—	—	1,300,000	—	30,600

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	2,759,183	—	333,115	—	3,092,298	—	107,686
	1,067 Class A Preferred shares.	1,067,500	—	—	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	3,826,683	—	333,115	—	4,159,798	—	107,686

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,446,617	—	61,165	—	2,507,782	—	85,631
	562.5 Class A Units.	256,994	—	—	—	256,994	—	—

	Total Filterworks	2,703,611	—	61,165	—	2,764,776	—	85,631

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	1,920,459	—	9,618	—	1,930,077	—	69,228
	$1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	1,516,152	—	7,593	—	1,523,745	—	54,358
	724 Class A Preferred Units and 724 Class B Common Units.	125,000	—	223,810	—	348,810	—	—

	Total ITA	3,561,611	—	241,021	—	3,802,632	—	123,586

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	479,155	—	—	—	479,155	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision	Membership Interest Purchase Warrant for 5%.	85,000	—	—	—	85,000	—	—

New Monarch Machine Tool, Inc.	22.84 Common.	—	—	—	—	—	—	—

SciAps, Inc.	187,500 Series A Preferred.	210,000	—	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	96,000	—	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	124,000	—	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	84,000	—	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	207,000	—	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,480,000	—	3,750	—	1,483,750	—	53,750

	Total SciAps	2,451,000	—	3,750	—	2,454,750	—	53,750

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2022 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,907,774	—	10,892	—	1,918,666	—	81,238
	Warrant for 4%.	25,000	—	—	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,406,690	—	8,388	—	1,415,078	—	53,101
	Warrant for 4%.	25,000	—	—	—	25,000	—	—

	Total Seybert’s	3,364,464	—	19,280	—	3,383,744	—	134,339

Tilson Technology Management, Inc.	120,000 Series B Preferred.	3,900,000	—	—	—	3,900,000	—	13,125
	21,391 Series C Preferred.	695,000	—	—	—	695,000	—	—
	70,176 Series D Preferred.	2,280,000	—	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	800,000	—	—	—	800,000	—	—
	211,567 SQF Hold Co. Common.	750,003	—	—	—	750,003	—	—

	Total Tilson	8,925,015	—	—	—	8,925,015	—	13,125

	Total Affiliate Investments	$30,279,872	$—	$658,331	$—	$30,938,203	$—	$644,146

	Total Control and Affiliate Investments	$30,279,872	$—	$658,331	$—	$30,938,203	$—	$644,146

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2022 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2022
Professional Services	23.8%
Software	23.1
Manufacturing	17.7
Consumer Product	12.2
Automotive	11.1
BDC Investment Fund	9.0
Healthcare	2.3
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.6% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA (e)(g)(n)(p) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	442,934 Class A Common stock valued at $18.81.	8/12/16	<1%	$121,659	$8,333,065	13.7%

Ares Capital Corporation (n) NASDAQ: ARCC	27,000 shares.	3/16/20	<1%	343,460	567,090	0.9%
New York, NY. (BDC Investment Fund)

Barings BDC, Inc. (n) NYSE: BBDC	40,000 shares.	8/13/20	<1%	333,352	438,000	0.7%
New York, NY. (BDC Investment Fund)

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,791,278	1,791,278	6.4%
distributor. (Consumer Goods)	150 Class A Units.	11/6/20		150,000	150,000
www.caitec.com	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20
				1,791,278	1,791,278
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,882,556	3,882,556

Empire Genomics Corp. (g)	$444,915 + $1,000,000 Secured	5/3/21	0%			2.4%
Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	Promissory Notes at 8% due December 31, 2026.			1,444,915	1,444,915

FS KKR Capital Corp. (n) NYSE: FSK	54,000 shares.	3/16/20	<1%	849,438	1,127,160	1.9%
Philadelphia, PA. (BDC Investment Fund)

Golub Capital BDC, Inc. (n) NASDAQ: GBDC	31,250 shares.	3/16/20	<1%	403,910	481,563	0.8%
New York, NY. (BDC Investment Fund)

GoNoodle, Inc. (g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12%	11/1/19	<1%			2.5%
	(1% PIK) due September 30, 2024.			1,487,801	1,487,801
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,487,864	1,487,864

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,301,195	1,301,195	2.1%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC (l)	$1,794,944 Third Amended, Restated and	6/23/21	0%			3.0%
Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.			1,819,362	1,819,362

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand consumer products groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at 10% due November 23, 2024. Warrants for Preferred stock of Nailbiter, Inc.	11/22/21	<1%	2,250,000	2,250,000	3.7%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc. (e)(g)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.2%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	2,785,000

Lincoln, MA. Online presentation and training	Total Open Exchange			1,401,940	5,570,000

software. (Software)
www.openexc.com

Owl Rock Capital Corporation (n) NYSE: ORCC (n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	427,600	0.7%

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,345,500	2.2%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	—

www.rheonix.com	Total Rheonix			2,802,731	—

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	35,000	0.2%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.	4/8/14		750,000	52,000
networks using a proprietary, predictive analytic	717,772 Series C Preferred.	6/26/15		500,000	35,000

algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	122,000

(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,181,067	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,012,871	$33,788,589

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 49.9% of net assets (k)

Applied Image, Inc. Rochester, NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	$1,750,000	$1,750,000	2.9%
	Warrant for 1,167 shares.	12/31/21		—	—

	Total Applied Image			1,750,000	1,750,000

BMP Swanson Holdco, LLC (g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services) www.swansonfire.com	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.0%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%
Waycross, GA. Manufacturer of ocean fishing
and pleasure boats. (Manufacturing)
www.carolinaskiff.com

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.	9/30/21	11%	2,759,183 1,067,500 —	2,759,183 1,067,500 —	6.3%

	Total DSD			3,826,683	3,826,683

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through March 31, 2022, due December 4, 2023.	11/8/19	9%	2,446,617	2,446,617	4.5%
	626 Class A Units.	12/28/21		626,243	256,994

	Total Filterworks			3,072,860	2,703,611

ITA Acquisition, LLC (l) (m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing)	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	24%	1,920,459	1,920,459	5.9%
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,516,152	1,516,152
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21		500,000	125,000

www.itainc.com	Total ITA			3,936,611	3,561,611

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

management and performance (EMP) solutions	Total Knoa			1,229,155	479,155

utilizing enterprise applications. (Software)
www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.0%
Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,480,000	1,480,000

	Total SciAps			4,603,984	2,451,000

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	1,907,775	1,907,775	5.5%
	Warrant for 4%.	1/19/21		25,000	25,000
	(g) $1,400,000 Term Note at 12% (+2%	1/19/21
	PIK) due January 19, 2026.			1,406,690	1,406,690
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			3,364,465	3,364,465

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	14.7%
Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment.	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	8,925,015

www.tilsontech.com	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$27,357,797	$30,279,873

TOTAL INVESTMENTS – 105.5%				$52,370,668	$64,068,462
LIABILITIES IN EXCESS OF OTHER ASSETS – (5.5%)					(3,323,046)

NET ASSETS – 100%					$60,745,416

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

(d) The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2021, ASC 820 designates 78% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(n) Publicly traded company.

(o) Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained (None at December 31, 2021).

(p) Subsequent to December 31, 2021, ACV Auctions’ (ACVA) public market share price had a trading range on NASDAQ of $10.30 to $19.73 for the period of January 1st to February 28th, 2022. The Corporation’s value per share at December 31, 2021 was $18.81.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Empire Genomics Corp.	$444,915 Secured Promissory Note at 8% due December 31, 2026.	$—	$—	$444,915	($444,915)	$—	($308,676)	$23,068
	1,576,499 common shares.	—	—	157,655	(157,655)	—	—	—

	Total Empire	$—	$—	602,570	(602,570)	—	(308,676)	23,068

	Total Control Investments	$—	$—	$602,570	($602,570)	$—	($308,676)	$23,068

Affiliate Investments:
Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$—	$—	$1,750,000	$—	$1,750,000	$—	$17,500
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	—	—	1,750,000	—	1,750,000	—	17,500

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	—	—	1,600,000	—	1,600,000	—	166,623
	Preferred Membership Interest for 9.29%.	—	—	233,333	—	233,333	—	—

	Total BMP Swanson	—	—	1,833,333	—	1,833,333	—	166,623

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,500,000	(200,000)	—	—	1,300,000	—	214,265

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	(200,000)	—	135,430	—

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	2,759,183	—	2,759,183	—	103,089
	1,067 Class A Preferred shares.	—	—	1,067,500	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	—	—	3,826,683	—	3,826,683	—	103,089

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,349,831	—	96,786	—	2,446,617	—	336,090
	562.5 Class A Units.	562,500	(369,249)	63,743	—	256,994	—	—

	Total Filterworks	2,912,331	(369,249)	160,529	—	2,703,611	—	336,090

ITA Acquisition LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,920,459	—	1,920,459	—	147,049
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,516,152	—	1,516,152	—	118,220
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	—	(375,000)	500,000	—	125,000	—	14,096

	Total ITA	—	(375,000)	3,936,611	—	3,561,611	—	279,365

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	544,860	(544,860)	—	—	—	—	87,771
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,024,015	(544,860)	—	—	479,155	—	87,771

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 10%.	1,411,997	—	88,003	(1,500,000)	—	57,215	126,711
	Membership Interest Purchase Warrant for 5%.	95,000	(10,000)	—	—	85,000	—	—

	Total Microcision	1,506,997	(10,000)	88,003	(1,500,000)	85,000	57,215	126,711

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	(22,841)	—	—	—	—	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	(300,000)	—	—	—

SciAps, Inc.	187,500 Series A Preferred.	—	210,000	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	—	96,000	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	—	124,000	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	—	84,000	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	—	207,000	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,465,000	—	15,000	—	1,480,000	—	215,000

	Total SciAps	1,715,000	721,000	15,000	—	2,451,000	—	215,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,907,774	—	1,907,774	—	209,904
	Warrant for 4%.	—	—	25,000	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,406,690	—	1,406,690	—	201,922
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	3,364,464	—	3,364,464	—	411,826

Tilson Technology Management, Inc.	120,000 Series B Preferred.	1,950,000	1,950,000	—	—	3,900,000	—	52,500
	21,391 Series C Preferred.	347,604	347,396	—	—	695,000	—	—
	70,176 Series D Preferred.	1,140,360	1,139,640	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	750,003	—	—	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	777,964	—	—	800,000	—	—

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	52,500

	Total Affiliate Investments	$13,891,199	$3,414,050	$14,974,623	($2,000,000)	$30,279,872	$192,645	$2,010,740

	Total Control and Affiliate Investments	$13,891,199	$3,414,050	$15,577,193	($2,602,570)	$30,279,872	($116,031)	$2,033,808

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

Rand Capital Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed end, diversified, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at March 31, 2022. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement that was in effect prior to the Adviser Change of Control (the “Prior Investment Management Agreement”) with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the prior administration agreement (the “Prior Administration Agreement”). The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the Closing, we also entered into a shareholder agreement by and between Rand and East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board of Directors of Rand (the “Board”), for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. The Board currently consists of five directors, and East’s designees are Adam S. Gusky and Benjamin E. Godley.

After the completion of the Transaction, we are an externally managed, closed-end, diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Prior to 2021, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and was licensed by the U.S. Small Business Administration (“SBA”) from 2002 until December 2021. Until December 2021, Rand SBIC also operated as a BDC. Rand SBIC’s board of directors was comprised of the same directors that make up the board of directors of Rand, a majority of whom are not “interested persons” as defined by the 1940 Act.

In November 2021, Rand SBIC repaid, in full, all of its outstanding SBA-guaranteed debentures and surrendered its SBIC license. In connection with the surrender of its SBIC license, Rand SBIC changed its name to Rand Capital Sub, Inc. (“Rand Sub”), withdrew its election to be regulated as a BDC, and merged with and into Rand Capital Sub LLC, a Delaware limited liability company, a wholly owned subsidiary of Rand.

In connection with the completion of the Transaction, we adopted an investment strategy focused on higher yielding debt investments and elected to be treated as a regulated investment company (“RIC”) for U.S. Federal income tax purposes as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. As required for the RIC election, we paid a special dividend to shareholders to distribute all of our accumulated earnings and profits since inception to 2019.

The Board declared the following quarterly cash dividend during the quarter ended March 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date

1st	$0.15	March 15, 2022	March 29, 2022

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at March 31, 2022: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Holdings Corp., LLC (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On October 7, 2020, Rand, RCM and certain of their affiliates received exemptive relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, Rand is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect to Rand or its shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies. On March 29, 2021, the SEC granted approval for a new exemptive relief order (the “New Order”) that supersedes the Order and permits the Corporation to co-invest with affiliates of RCM and Callodine Group, LLC (“Callodine”) in connection with the completion of the Adviser Change of Control. Callodine holds a controlling interest in RCM.

The accompanying financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand Sub and the Blocker Corps, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings and income associated with portfolio company board attendance fees.

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

Supplemental Cash Flow Information - Income taxes paid during the three months ended March 31, 2022 and 2021 were $240 and $18,627, respectively. Interest paid during the three months ended March 31, 2022 and 2021 was $0 and $187,985, respectively. The Corporation converted $147,146 and $56,157 of interest receivable into investments during the three months ended March 31, 2022 and 2021, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2022 and December 31, 2021, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 21, 2022, the Board of Directors approved a share repurchase plan which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 21, 2023. This share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2021. No shares of common stock were repurchased by the Corporation during the three months ended March 31, 2022 or March 31, 2021.

Income Taxes – The Corporation elected to be treated, for income tax purposes, as a RIC for the 2022 and 2021 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its shareholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the quarter ended March 31 2022.

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

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2022 or December 31, 2021.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2021.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the three months ended March 31, 2022 or 2021, respectively.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2022
Tilson Technology Management, Inc. (Tilson)	14%
ACV Auctions, Inc. (ACV)	10%
Open Exchange, Inc. (Open Exchange)	9%
DSD Operating, LLC (DSD)	7%
Caitec, Inc. (Caitec)	6%

December 31, 2021
Tilson Technology Management, Inc. (Tilson)	14%
ACV Auctions, Inc. (ACV)	13%
Open Exchange, Inc. (Open Exchange)	9%
Caitec, Inc. (Caitec)	6%
DSD Operating, LLC (DSD)	6%

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

At March 31, 2022, 19% of the Corporation’s investments were Level 1 investments and 81% were Level 3 investments. At December 31, 2021, 22% of the Corporation’s investments were Level 1 investments and 78% were Level 3 investments. There were no Level 2 investments at March 31, 2022 or December 31, 2021.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2022:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$—	$6,518,938	$7,018,938
Non-Control/Non-Affiliate Loan and Debt	3,136,160	2,262,010	1,444,915	5,850,500	12,693,585

Total Non-Control/Non-Affiliate	$3,136,160	$2,762,010	$1,444,915	$12,369,438	$19,712,523

Affiliate Equity	$1,905,804	$—	$1,450,155	$10,360,848	$13,716,807
Affiliate Loan and Debt	2,507,782	—	—	14,713,614	17,221,396

Total Affiliate	$4,413,586	$—	$1,450,155	$25,074,462	$30,938,203

Total Level 3 Investments	$7,549,746	$2,762,010	$2,895,070	$37,443,900	$50,650,726

Range	5-6X	1X	2X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.8X	1X	2.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,880,771	$—	$—	$15,880,771
Debt investments	14,034,210	—	—	14,034,210
Equity investments	32,496,661	11,760,916	—	20,735,745

Total	$62,411,642	$11,760,916	$—	$50,650,726

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2021:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,503,404	$—	$—	$15,503,404
Debt investments	14,030,078	—	—	14,030,078
Equity investments	34,534,980	13,901,045	—	20,633,935

Total	$64,068,462	$13,901,045	$—	$50,167,417

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
SocialFlow, Inc. (Social Flow)	—	—	(1,482,498)	(1,482,498)

Total realized (losses), net	—	—	(1,443,617)	(1,443,617)
Unrealized gains, net included in net change in net assets from operations:
Social Flow	—	—	1,628,000	1,628,000

Total unrealized gains	—	—	1,628,000	1,628,000
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	17,944	—	—	17,944
DSD Operating, LLC (DSD)	333,115	—	—	333,115
Filterworks Acquisition USA, LLC (Filterworks)	—	61,165	—	61,165
GoNoodle, Inc. (GoNoodle)	—	3,607	—	3,607
HDI Acquisition LLC (Hilton Displays)	—	6,506	—	6,506
ITA Acquisition, LLC (ITA)	17,211	—	223,810	241,021
Mattison Avenue Holdings LLC (Mattison)	9,097	—	—	9,097
Seybert’s Billiards Corporation (Seybert’s)	—	19,279	—	19,279
SciAps, Inc. (Sciaps)	—	3,750	—	3,750

Total purchases of securities/changes to securities/non-cash conversions	377,367	94,307	223,810	695,484
Repayments and sales of securities:
Clearview Social	—	—	(38,881)	(38,881)
GoNoodle	—	(90,175)	—	(90,175)
Social Flow	—	—	(267,502)	(267,502)

Total repayments and sales of securities	—	(90,175)	(306,383)	(396,558)

Ending balance March 31, 2022, of Level 3 Assets	$15,880,771	$14,034,210	$20,735,745	$50,650,726

Change in unrealized appreciation on investments for the period included in changes in net assets	($331,069)

Net realized loss on investments for the period included in changes in net assets	($851,471)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gain included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430

Total realized gains	—	—	135,430	135,430
Purchases of securities/changes to securities/non-cash conversions:
Caitec Acquisition, Inc. (Caitec)	17,583	—	—	17,583
Filterworks Acquisition USA, LLC	—	11,749	—	11,749
GoNoodle, Inc. (GoNoodle)	—	3,794	—	3,794
HDI Acquisition LLC (Hilton Displays)	—	6,376	—	6,376
Mattison Avenue Holdings LLC (Mattison)	—	5,611	—	5,611
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seyberts)	—	2,811,044	—	2,811,044
SciAps, Inc. (Sciaps)	—	3,750	—	3,750
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	1,617,583	2,930,327	233,333	4,781,243
Repayments and sales of securities:
Clearview Social	—	—	(335,430)	(335,430)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sales of securities	(1,900,000)	(1,500,000)	(335,430)	(3,735,430)
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance March 31, 2021, of Level 3 Assets	$6,488,977	$11,229,692	$13,682,923	$31,401,592

Change in unrealized appreciation on investments for the period included in changes in net assets	$9,887,032

Net realized gain on investments for the period included in changes in net assets	$310,755

Note 4. OTHER ASSETS

At March 31, 2022 and December 31, 2021, other assets was comprised of the following:

	March 31, 2022	December 31, 2021
Escrow receivables	$127,593	$71,765
Dividend receivables	101,240	99,720
Prepaid expenses	43,145	9,972
Other receivables	23,125	—

Total other assets	$295,103	$181,457

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2022 or December 31, 2021.

Note 6. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three months ended March 31, 2022 and 2021, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
December 31, 2021	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(387,153)	(387,153)
Net decrease in net assets from operations	—	—	—	(410,537)	(410,537)

March 31, 2022	$264,892	$51,679,809	($1,566,605)	$9,569,630	$59,947,726

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
December 31, 2020	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of dividend	—	—	—	(258,385)	(258,385)
Net increase in net assets from operations	—	—	—	8,030,759	8,030,759

March 31, 2021	$264,892	$52,003,545	($1,545,834)	$3,154,601	$53,877,204

Note 7. RELATED PARTY TRANSACTIONS

Investment Management Agreement

Effective with the Closing, RCM, a registered investment adviser, was retained by the Corporation as its external investment adviser and administrator. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three months ended March 31, 2022 and 2021, the Base Management Fee was $240,275 and $175,609, respectively. At March 31, 2022 and December 31, 2021, the Corporation had $240,275 and $238,862 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

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

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Corporation pays no Income Based Fee to RCM for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Corporation pays an Income Based Fee to RCM equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

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

For the three months ended March 31, 2022 and 2021, there were no Income Based Fees earned under the Investment Management Agreement.

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

In determining whether a capital gains incentive fee accrual is necessary, U.S. generally accepted accounting principles (GAAP) requires a company to consider the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, despite the fact that such unrealized capital appreciation is not used by the Corporation in determining the amount of Capital Gains Fee actually payable under the terms of the RCM Investment Management Agreement. A capital gains incentive fee accrual under GAAP is calculated using the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. There can be no guarantee that the Corporation will realize the unrealized capital appreciation, upon which this accrual has been calculated, in the future.

As of March 31, 2022, there was no Capital Gains Fee currently payable under the terms of the RCM Investment Management Agreement, as such amounts remain unaudited at March 31, 2022, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2022. At December 31, 2021, there was $652,240 of Capital Gains Fee payable. The Capital Gains Fee earned of $652,240 was included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position and the $3,547,760 cumulative accrued capital gains incentive fee was recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at December 31, 2021.

Accrued capital gains incentive fees as of March 31, 2022, were $3,308,000. In accordance with GAAP, the Corporation is required to cumulatively accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $3,308,000 at March 31, 2022, which represents both the interim earned fee, under the terms of the Investment Management Agreement, and the fee that would be due based on net portfolio appreciation. The $3,308,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at March 31, 2022. Realized gains during the year ended December 31, 2021, resulted in approximately $4,200,000 of net eligible capital gains, of which $652,240 is payable to RCM as a Capital Gains Fee under the formula for the year ended December 31, 2021. In accordance with GAAP, the Corporation is required to cumulatively accrue a capital gains incentive fee on all realized and unrealized gains and losses, which resulted in an accrual in the amount of $4,200,000 as of December 31, 2021, which represents both the Capital Gains Fee payable of $652,240 and $3,547,760 that would be due based on net portfolio appreciation.

Administration Agreement

Under the terms of the Administration Agreement, RCM agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for the Corporation’s operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as RCM, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. RCM shall also, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.

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

Note 8. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022 (Unaudited)	Three months ended March 31, 2021 (Unaudited)
Income (loss) from investment operations (1):
Investment income	$0.44	$0.39
Expenses	0.14	1.22

Investment income (loss) before income taxes	0.30	(0.83)
Income tax expense	0.00	0.01

Net investment income (loss)	0.30	(0.84)
Net realized and unrealized (loss) gain on investments	(0.46)	3.95

(Decrease) increase in net assets from operations	(0.16)	3.11
Payment of cash dividend	(0.15)	(0.10)

(Decrease) increase in net assets	(0.31)	3.01

Net asset value, beginning of period	23.54	17.86

Net asset value, end of period	$23.23	$20.87

Per share market price, end of period	$15.15	$18.01

Total return based on market price	(10.83%)	2.33%
Total shareholder return (includes dividends paid)	(9.95%)	10.45%
Total return based on net asset value	(1.31%)	16.86%
Supplemental data:
Ratio of expenses before income taxes to average net assets	0.57%	6.33%
Ratio of expenses including income taxes to average net assets	0.58%	6.37%
Ratio of net investment income (loss) to average net assets	1.28%	(4.33%)
Debt/Equity ratio	0%	20.1%
Portfolio turnover	0.86%	14.5%
Net assets, end of period	$59,947,726	$53.877,204
Weighted shares outstanding, end of period	2,581,021	2,582,169

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 9. SUBSEQUENT EVENT

Subsequent to the quarter end, on April 28, 2022, Rand’s Board of Directors declared a quarterly cash dividend of $0.15 per share. The cash dividend will be paid on or about June 15, 2022 to shareholders of record as of June 1, 2022.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates, the impact of COVID-19 on our portfolio companies; the impact of our election as a RIC for U.S. federal tax purposes on payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable for 2022; and statements regarding our compliance with the requirements to elect to be taxed as a RIC as of March 31, 2022, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

In November 2019, Rand completed a stock sale transaction (the “Transaction”) with East. The Transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the closing of the Transaction, on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM. In connection with retaining RCM as our investment adviser and administrator, Rand’s management and staff became employees of RCM.

In December 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”) planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East (the “Adviser Change in Control”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2022, we are in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

In connection with our RIC election, we paid a special dividend of $23.7 million, or approximately $1.62 per share, on the Corporation’s common stock, par value $0.10 per shares (the “Common Stock”), in cash and stock to our shareholders on May 11, 2020, which distributed all of our accumulated earnings and profits since our inception through 2019. The total amount of cash distributed to all shareholders, as part of the special dividend, was limited to $4.8 million, or 20% of the total special dividend that was paid. The remaining 80% of the special dividend was paid using approximately 8.6 million shares of the Corporation’s common stock.

To maintain our RIC status, we are required to meet specified source-of-income and asset diversification requirements and distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a regular quarterly cash dividend.

The Board of Directors declared the following quarterly cash dividend during the three months ended March 31, 2022:

Quarter	Amount	Record Date	Payment Date
1st	$0.15	March 14, 2022	March 28, 2022

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, the Corporation, RCM and certain of their affiliates received exemptive relief from the SEC to permit the Corporation to co-invest in portfolio companies with certain other funds, including other BDCs and registered investment companies managed by RCM and certain of its affiliates, in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Corporation is generally permitted to co-invest with affiliated funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Corporation’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Corporation and its shareholders and do not involve overreaching in respect of the Corporation or its shareholders on the part of any person concerned; and (2) the transaction is consistent with the interests of the Corporation’s shareholders and is consistent with the Corporation’s investment objective and strategies.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2021 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	March 31, 2022	December 31, 2021	Decrease	% Decrease
Total assets	$63,925,221	$65,644,854	($1,719,633)	(2.6%)
Total liabilities	3,977,495	4,899,438	(921,943)	(18.8%)

Net assets	$59,947,726	$60,745,416	($797,690)	(1.3%)

Net asset value per share (NAV) was $23.23 at March 31, 2022 and $23.54 at December 31, 2021.

Cash approximated 1.0% of net assets at March 31, 2022, as compared to 1.4% of net assets at December 31, 2021.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2022	December 31, 2021	Decrease	% Decrease
Investments, at cost	$51,044,917	$52,370,668	($1,325,751)	(2.5%)
Unrealized appreciation, net	11,366,725	11,697,794	(331,069)	(2.8%)

Investments, at fair value	$62,411,642	$64,068,462	($1,656,820)	(2.6%)

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 104% of net assets at March 31, 2022 versus 106% of net assets at December 31, 2021.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We may invest in publicly traded shares of other business development companies that provide income through dividends and have more liquidity that our private company equity investments.

The change in investments during the three months ended March 31, 2022, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
DSD Operating, LLC (DSD)	$318,276
ITA Acquisition, LLC (ITA)	223,810

Total of new investments	542,086

Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	61,165
Seybert’s Billiards Corporation (Seybert’s) OID amortization and interest conversion	19,279
Caitec, Inc. (Caitec) interest conversion	17,944
ITA interest conversion	17,211
DSD interest conversion	14,839
Mattison Avenue Holdings, LLC (Mattison) interest conversion	9,097
HDI Acquisition LLC (Hilton Displays) interest conversion	6,506
SciAps, Inc. (Sciaps) OID amortization	3,750
GoNoodle, Inc. (GoNoodle) interest conversion	3,607

Total of other changes to investments	153,398

Investments repaid, sold, liquidated or converted:
ACV Auctions, Inc. (ACV) sale	(10,360)
Ares Capital Corporation (Ares) sale	(76,320)
GoNoodle debt repayment	(90,175)
FS KKR Capital Corp. (FS KKR) sale	(94,380)
SocialFlow, Inc. (Social Flow) exit	(1,750,000)

Total of investments repaid, sold, liquidated or converted	(2,021,235)

Net change in investments, at cost	($1,325,751)

Results of Operations

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Investment Income

	Three months ended March 31, 2022	Three months ended March 31, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$912,139	$710,762	$201,377	28.3%
Interest from other investments	—	12,627	(12,627)	(100.0%)
Dividend and other investment income	172,990	246,669	(73,679)	(29.9%)
Fee income	39,619	46,334	(6,715)	(14.5%)

Total investment income	$1,124,748	$1,016,392	$108,356	10.7%

The total investment income that was received on a current basis during the three months ended March 31, 2022 and 2021 was received from 24 portfolio companies during each period. The number of interest yielding companies contributing to current investment income has continued to increase over the last 12 to 18 months due to a focus on investments in interest yielding instruments in alignment with our investment objectives and strategy.

Interest from portfolio companies – Interest from portfolio companies was approximately 28% higher during the three months ended March 31, 2022 versus the same period in 2021 due to the fact that we originated more interest yielding investments during the last 12 to 18 months. The new debt instruments were originated from Applied Image, Inc. (Applied Image), BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), Nailbiter Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The decrease in interest from other investments is due to lower cash balances during the three months ended March 31, 2022 versus the same period in 2021.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021
TCG BDC, Inc. (TCG)	$34,400	$31,820
Carolina Skiff LLC (Carolina Skiff)	30,600	81,801
FS KKR	30,240	32,400
PennantPark Investment Corporations (PennantPark)	27,300	23,400
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares	9,450	10,800
Golub Capital BDC, Inc. (Golub)	9,375	9,063
Owl Rock Capital Corporation (Owl Rock)	9,300	9,300
Barings BDC, Inc. (Barings)	9,200	7,600
Apollo	—	27,360

Total dividend and other investment income	$172,990	$246,669

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

The income associated with the amortization of financing fees was $29,619 and $16,334 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we recognized a one-time loan monitoring fee of $10,000 from our investment in Seybert’s. During the three months ended March 31, 2021, we recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument.

Expenses

	Three months ended March 31, 2022	Three months ended March 31, 2021	Decrease	% Decrease
Total expenses	$345,378	$3,165,663	($2,820,285)	(89.1%)

The decrease in total expenses during the three months ended March 31, 2022 versus the same period in 2021 was primarily due to a $2,839,760 decrease in the capital gains incentive fees and a $104,190 decrease in interest expense. The decrease in capital gains incentive fees is due to an adjustment of the capital gains incentive fees payable accrual during the three months ended March 31, 2022. The Investment Management Agreement with RCM does not consider unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees including unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to be paid a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures, using cash on hand. Therefore, we did not incur any interest expense during the three months ended March 31, 2022, while we incurred $104,190 during the same period in 2021.

The base management fee, payable to RCM, increased 37%, or $64,666, during the three months ended March 31, 2022 versus the same period in 2021 because, as we deploy more cash into investments, the base management fee payable to RCM increases accordingly.

Net Investment Income (Loss)

The net investment income (loss) for the three months ended March 31, 2022 and 2021 was $772,003 and ($2,167,028), respectively.

Realized (Loss) Gain on Investments

	Three months ended March 31, 2022	Three months ended March 31, 2021	Change
Realized (loss) gain on investments before income taxes	($851,471)	$310,755	($1,162,226)

During the three months ended March 31, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,482,498). In addition, during the three months ended March 31, 2022, we recognized a net realized gain of $500,495 on the sale of 37,000 shares of Class A common stock of ACV Auctions, Inc. (ACV). ACV trades on the NASDAQ Global Select Market under the symbol “ACVA”. As of March 31, 2022, we owned 405,934 shares of Class A common stock of ACV.

In addition, during the three months ended March 31, 2022, we recognized a $50,238 realized gain on the sale of 6,000 shares of Ares, and a $41,413 realized gain on the sale of 6,000 shares of FS KKR. We recognized a realized gain on the receipt of $38,881 from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021.

During the three months ended March 31, 2021, we sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000. In addition, we sold our investment in Clearview Social and realized an approximately $135,000 gain.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended March 31, 2022	Three months ended March 31, 2021	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	($331,069)	$9,887,032	($10,218,101)

The change in net unrealized appreciation, before income taxes, for the three months ended March 31, 2022, was comprised of the following:

Three months ended March 31, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
PennantPark Investment Corporation (Pennantpark)	170,300
TCG BDC, Inc. (TCG)	68,514
FS KKR Capital Corp. (FS KKR)	62,740
Owl Rock Capital Corporation (Owl Rock)	18,400
Golub Capital BDC, Inc. (Golub)	(6,146)
Barings BDC, Inc. (Barings)	(23,333)
Ares Capital Corporation (Ares)	(51,030)
ACV Auctions, Inc. (ACV)	(2,198,514)

Total change in net unrealized appreciation of investments before income taxes	($331,069)

ACV, Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price.

We sold our investment in Social Flow during the three months ended March 31, 2022.

The change in net unrealized appreciation, before income taxes, for the three months ended March 31, 2021, was comprised of the following:

Three months ended March 31, 2021
ACV Auctions, Inc. (ACV)	$9,287,855
TCG BDC, Inc. (TCG)	209,240
FS KKR Capital Corp. (FS KKR)	142,005
PennantPark Investment Corporation (Pennantpark)	103,451
Ares Capital Corporation (Ares)	54,900
Owl Rock Capital Corporation (Owl Rock)	38,100
Barings BDC, Inc. (Barings)	32,534
Golub Capital BDC, Inc. (Golub)	26,563
Apollo Investment Corporation (Apollo)	(7,616)

Total change in net unrealized appreciation of investments before income taxes	$9,887,032

Ares, Barings, FS KKR, Golub, Owl Rock, Pennantpark and TCG are all publicly traded stocks, and as such, are marked to market at the end of each quarter. We sold our Apollo shares during the three months ended March 31, 2021.

ACV completed an Initial Public Offering (IPO) at $25.00 per share on March 23, 2021, trading on the NASDAQ Global Select market under the symbol “ACVA”. We owned 590,580 shares of common stock of ACV prior to the IPO. ACV, as a publicly traded stock, was marked to market at the end of the first quarter of 2021. The stock was valued at a three-day average bid price and was discounted due to trading restrictions on the stock, which subsequently expired on September 20, 2021. The Corporation valued its 590,580 shares of ACV at $26.79 as of March 31, 2021.

All of these valuation adjustments resulted from a review by RCM management using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

The net (decrease) increase in net assets from operations on our consolidated statements of operations for the three months ended March 31, 2022 and 2021 was ($410,537) and $8,030,759, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of March 31, 2022, our total liquidity consisted of approximately $597,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

For the three months ended March 31, 2022, we experienced a net decrease in cash of approximately $237,000, which is a net effect of approximately $150,000 of cash provided in our operating activities and approximately $387,000 used in our financing activities.

We anticipate that we will continue to fund our investment activities through cash and cash flows generated through our ongoing operating activities and the sale of our publicly traded liquid investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

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

At times, our portfolio may include, and does currently include, marketable securities traded in the over-the-counter market or on other stock markets. In addition, there may be a portion of the portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion, or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow markets to trade in an orderly fashion, we may not be able to realize the fair value of our marketable investments or other investments in a timely manner.

At March 31, 2022, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2022 – 1/31/2022	—	—	—	$1,479,230
2/1/2022 – 2/28/2022	—	—	—	$1,479,230
3/1/2022 – 3/31/2022	—	—	—	$1,479,230

Total	—	—	—

(1)	There were 1,148 shares repurchased, in open market transactions, during the third quarter of 2021.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
(3)

On April 21, 2022, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 21, 2023.

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

RAND CAPITAL CORPORATION

Dated: May 9, 2022	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President
(Chief Executive Officer)

Dated: May 9, 2022	/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice President, Chief Financial Officer and Treasurer
(Chief Financial Officer)