Form 10-Q
period 2022-06-30
RAND CAPITAL CORP
filed 2022-08-08
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Investments at fair value:
Affiliate investments (cost of $30,195,392 and $27,357,797, respectively)	$33,165,309	$30,279,873
Non-Control/Non-Affiliate investments (cost of $22,291,325 and $25,012,871, respectively)	25,833,464	33,788,589

Total investments, at fair value (cost of $52,486,717 and $52,370,668, respectively)	58,998,773	64,068,462
Cash	1,189,146	833,875
Interest receivable	193,807	128,047
Prepaid income taxes	6,360	252,010
Deferred tax asset	239,158	181,003
Other assets	360,091	181,457

Total assets	$60,987,335	$65,644,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$230,781	$891,102
Accounts payable and accrued expenses	55,933	51,689
Capital gains incentive fees	2,645,000	3,547,760
Deferred revenue	391,437	408,887

Total liabilities	3,323,151	4,899,438
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 6/30/22 and 12/31/21	264,892	264,892
Capital in excess of par value	51,679,809	51,679,809
Treasury stock, at cost: 67,895 shares at 6/30/22 and 12/31/21	(1,566,605)	(1,566,605)
Total distributable earnings	7,286,088	10,367,320

Total stockholders’ equity (net assets) (per share – 6/30/22: $22.34; 12/31/21: $23.54)	57,664,184	60,745,416

Total liabilities and stockholders’ equity (net assets)	$60,987,335	$65,644,854

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Investment income:
Interest from portfolio companies:
Control investment	$—	$2,867	$—	$2,867
Affiliate investments	614,997	295,085	1,185,113	614,501
Non-Control/Non-Affiliate investments	389,835	344,254	731,858	735,600

Total interest from portfolio companies	1,004,832	642,206	1,916,971	1,352,968

Interest from other investments:
Non-Control/Non-Affiliate investments	1	243	1	12,870

Total interest from other investments	1	243	1	12,870

Dividend and other investment income:
Affiliate investments	202,785	13,125	246,510	108,051
Non-Control/Non-Affiliate investments	113,735	123,922	243,000	275,665

Total dividend and other investment income	316,520	137,047	489,510	383,716

Fee income:
Affiliate investments	22,515	24,562	52,820	63,918
Non-Control/Non-Affiliate investments	9,314	6,979	18,628	13,957

Total fee income	31,829	31,541	71,448	77,875

Total investment income	1,353,182	811,037	2,477,930	1,827,429

Expenses:
Base management fee (see Note 8)	230,767	212,907	471,042	388,516
Capital gains incentive fees (see Note 8)	(663,000)	1,060,000	(902,760)	3,660,000
Interest on SBA obligations	—	104,190	—	208,380
Professional fees	212,138	123,991	443,221	284,124
Stockholders and office operating	64,890	69,661	121,588	141,083
Directors’ fees	44,883	38,900	89,983	75,400
Insurance	13,353	9,380	22,263	19,707
Corporate development	726	821	3,753	8,303
Other operating	45	108	90	108

Total expenses	(96,198)	1,619,958	249,180	4,785,621

Net investment income (loss) before income taxes	1,449,380	(808,921)	2,228,750	(2,958,192)
Income tax expense	31,243	1,966	38,610	19,723

Net investment income (loss)	1,418,137	(810,887)	2,190,140	(2,977,915)

Net realized gain on sales and dispositions of investments:
Affiliate investments	167,159	—	167,159	135,430
Non-Control/Non-Affiliate investments	1,372,984	1,817,350	521,513	1,992,675

Net realized gain on sales and dispositions of investments	1,540,143	1,817,350	688,672	2,128,105

Net change in unrealized appreciation/ depreciation on investments:
Affiliate investments	47,841	—	47,841	—
Non-Control/Non-Affiliate investments	(4,902,510)	3,495,322	(5,233,579)	13,382,354

Change in unrealized appreciation/ depreciation before income taxes	(4,854,669)	3,495,322	(5,185,738)	13,382,354
Deferred income tax expense	—	951	—	951

Net change in unrealized appreciation/ depreciation on investments	(4,854,669)	3,494,371	(5,185,738)	13,381,403

Net realized and unrealized (loss) gain on investments	(3,314,526)	5,311,721	(4,497,066)	15,509,508

Net (decrease) increase in net assets from operations	($1,896,389)	$4,500,834	($2,306,926)	$12,531,593

Weighted average shares outstanding	2,581,021	2,582,169	2,581,021	2,582,169
Basic and diluted net (decrease) increase in net assets from operations per share	($0.73)	$1.74	($0.89)	$4.85

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Net assets at beginning of period	$59,947,726	$53,877,204	$60,745,416	$46,104,830
Net investment income (loss)	1,418,137	(810,887)	2,190,140	(2,977,915)
Net realized gain on sales and dispositions of investments	1,540,143	1,817,350	688,672	2,128,105
Net change in unrealized appreciation/ depreciation on investments	(4,854,669)	3,494,371	(5,185,738)	13,381,403

Net (decrease) increase in net assets from operations	(1,896,389)	4,500,834	(2,306,926)	12,531,593
Declaration of dividend	(387,153)	(258,217)	(774,306)	(516,602)

Net assets at end of period	$57,664,184	$58,119,821	$57,664,184	$58,119,821

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($2,306,926)	$12,531,593
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(2,742,086)	(11,273,836)
Proceeds from sale of portfolio investments	3,527,630	3,491,060
Proceeds from loan repayments	90,175	3,750,430
Net realized gain on sales and dispositions of portfolio investments	(688,672)	(2,128,105)
Change in unrealized (appreciation) depreciation on investments before income taxes	5,185,738	(13,382,354)
Deferred income tax benefit	(58,155)	(12,085)
Depreciation and amortization	—	18,838
Original issue discount amortization	(12,504)	(99,671)
Non-cash conversion of debenture interest	(290,591)	(116,418)
Changes in operating assets and liabilities:
Increase in interest receivable	(65,760)	(29,516)
Increase in other assets	(178,635)	(108,463)
Decrease in prepaid income taxes	245,650	4,857
Increase (decrease) in accounts payable and accrued expenses	4,244	(10,280)
(Decrease) increase in due to investment adviser	(660,321)	55,908
(Decrease) increase in capital gains incentive fees payable	(902,760)	3,660,000
(Decrease) increase in deferred revenue	(17,450)	178,230

Total adjustments	3,436,503	(16,001,405)

Net cash provided by (used in) operating activities	1,129,577	(3,469,812)

Cash flows from financing activities:
Payment of cash dividend	(774,306)	(3,950,718)

Net cash used in financing activities	(774,306)	(3,950,718)

Net increase (decrease) in cash and cash equivalents	355,271	(7,420,530)
Cash and cash equivalents:
Beginning of period	833,875	20,365,415

End of period	$1,189,146	$12,944,885

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 44.8% of net assets: (g) (j)

ACV Auctions, Inc. (e)(n)(p) NASDAQ: ACVA Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	319,934 Class A Common stock valued at $6.54 per share.	8/12/16	<1%	$87,219	$2,092,368	3.6%

Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	377,090	0.7%

Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	375,467	0.7%

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,809,367	1,809,367	6.8%
	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,809,367	1,809,367
	150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,918,734	3,918,734

Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,104,814	1.9%

Empire Genomics, Corp. Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1, 444,915	1,444,915	2.5%

FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	926,560	1.6%

GoNoodle, Inc. (h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,404,736	1,404,736	2.4%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,404,799	1,404,799

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,314,312	1,314,312	2.3%

Lumious (Tech 2000, Inc.) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.5%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023	6/23/21	0%	1,837,703	1,837,703	3.2%

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.9%
	Warrants for Preferred stock			—	—

	Total Nailbiter, Inc.			2,250,000	2,250,000

OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc. (e) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.7%
	397,899 Common.	10/22/19		208,243	2,785,000

	Total Open Exchange			1,401,940	5,570,000

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,207,050	2.1%

PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common.	10/29/09	4%	—	—	0.0%
	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	50,593 Common.	10/24/09		—	—
	589,420 Series B Preferred.	9/29/15		702,732	—

	Total Rheonix			2,802,731	—

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

Subtotal Non-Control/Non-Affiliate Investments				$22,291,325	$25,833,464

Affiliate Investments – 57.5% of net assets (g)(k)

Applied Image, Inc. Rochester NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029. Warrant for 1,167 shares.	12/31/21 12/31/21	12%	$1,750,000 —	$1,750,000 —	3.0%

	Total Applied Imaging			1,750,000	1,750,000

BMP Swanson Holdco, LLC (m) Plano, TX. Designs, installs, and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	$1,600,000	3.2%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.3%

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,107,931	3,107,931	7.2%
	1,067 Class A Preferred shares.			1,067,500	1,067,500
	1,067 Class B Common shares.			—	—

	Total DSD			4,175,431	4,175,431

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK) (modified to 8% payable in A-0 shares and 6% PIK from May 1, 2022 to December 31, 2022) due December 4, 2023. 626.2 shares Class A-1 units	11/18/19	8%	2,554,176	2,554,176	4.9%
		12/28/21		626,243	256,994

	Total Filterworks			3,180,419	2,811,170

ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	25%	1,939,851	1,939,851	6.6%
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,531,461	1,531,461
	724 Class A Preferred Units and 724 Class B Common Units.	6/22/21		723,810	348,810

	Total ITA			4,195,122	3,820,122

Knoa Software, Inc. (e) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc. (e) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

SciAps, Inc. (e) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.3%
	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,487,500	1,487,500

	Total SciAps			4,611,484	2,458,500

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,139,003	4,139,003	9.7%
	Warrant for 4%.	1/19/21		25,000	25,000
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,423,580	1,423,580
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			5,612,583	5,612,583

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc. Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	15.5%
	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$30,195,392	$33,165,309

TOTAL INVESTMENTS – 102.3%				$52,486,717	$58,998,773

LIABILITIES IN EXCESS OF OTHER ASSETS - (2.3%)					(1,334,589)

NET ASSETS – 100%					$57,664,184

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At June 30, 2022, restricted securities represented 90% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2022, ASC 820 designates 90% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f)

As of June 30, 2022, the total cost of investment securities was approximately $ 52.5 million. Net unrealized appreciation was approximately $ 6.5 million, which was comprised of $14.4 million of unrealized appreciation of investment securities and ($7.9) million of unrealized depreciation of investment securities. At June 30, 2022, the aggregate gross unrealized gain for federal income tax purposes was $13.7 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.7) million. The net unrealized gain for federal income tax purposes was $6.0 million based on a tax cost of $52.8 million.

(g)

All of the Corporation’s portfolio assets are pledged as collateral for purposes of securing the Corporation’s senior secured revolving credit facility pursuant to a general security agreement, dated June 27, 2022, between the Corporation, the subsidiaries listed therein, and the Lender (as defined herein).

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

(m)

Equity holdings are held in a wholly owned (100%) “blocker corporation” of Rand Capital Corporation or Rand Capital Sub LLC, Inc. for federal income tax and Regulated Investment Company (RIC) compliance.

(n)	Publicly traded company.
(o)

Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained. None at June 30, 2022.

(p)

Subsequent to June 30, 2022, ACV Auction’s (ACVA) public market share price had a trading range on Nasdaq of $6.35 to $7.64 for the period of July 1, 2022 to August 1, 2022. The Corporation’s value per share on June 30, 2022 of $6.54 per share.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Investments in and Advances to Affiliates
Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Affiliate Investments:

Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$1,750,000	$—	$—	$—	$1,750,000	$—	$91,524
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	1,750,000	—	—	—	1,750,000	—	91,524

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	—	—	1,600,000	—	99,866
	Preferred Membership Interest for 9.29%	233,333	—	—	—	233,333	—	—

	Total BMP Swanson	1,833,333	—	—	—	1,833,333	—	99,866

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,300,000	—	—	—	1,300,000	—	220,260

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	2,759,183	—	348,748	—	3,107,931	—	220,932
	1,067 Class A Preferred shares.	1,067,500	—	—	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	3,826,683	—	348,748	—	4,175,431	—	220,932

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,446,617	—	107,559	—	2,554,176	—	140,384
	562.5 Class A Units.	256,994	—	—	—	256,994	—	—

	Total Filterworks	2,703,611	—	107,559	—	2,811,170	—	140,384

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	1,920,459	—	19,392	—	1,939,851	—	139,547
	$1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	1,516,152	—	15,310	—	1,531,462	—	110,373
	500 Class A Preferred Units	125,000	—	223,810	—	348,810	—	—
	500 Class B Common Units.	—	—	—	—	—	—	—

	Total ITA	3,561,611	—	258,512	—	3,820,123	—	249,920

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	479,155	—	—	—	479,155	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision	Membership Interest Purchase Warrant for 5%.	85,000	—	—	(85,000)	—	190,000	—

New Monarch Machine Tool, Inc.	22.84 Common.	—	—	—	—	—	(22,841)	—

SciAps, Inc.	187,500 Series A Preferred.	210,000	—	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	96,000	—	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	124,000	—	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	84,000	—	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	207,000	—	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,480,000	—	7,500	—	1,487,500	—	107,500

	Total SciAps	2,451,000	—	7,500	—	2,458,500	—	107,500

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,907,774	—	2,231,230	—	4,139,004	—	220,799
	Warrant for 4%.	25,000	—	—	—	25,000	—	—
	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,406,690	—	16,888	—	1,423,578	—	107,008
	Warrant for 4%.	25,000	—	—	—	25,000	—	—

	Total Seybert’s	3,364,464	—	2,248,118	—	5,612,582	—	327,807

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology	120,000 Series B Preferred.	3,900,000	—	—	—	3,900,000	—	26,250
Management, Inc.	21,391 Series C Preferred.	695,000	—	—	—	695,000	—	—
	70,176 Series D Preferred.	2,280,000	—	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	800,000	—	—	—	800,000	—	—
	211,567 SQF Hold Co. Common.	750,003	—	—	—	750,003	—	—

	Total Tilson	8,925,015	—	—	—	8,925,015	—	26,250

	Total Affiliate Investments	$30,279,872	$—	$2,970,437	$(85,000)	$33,165,309	$167,159	$1,484,443

	Total Control and Affiliate Investments	$30,279,872	$—	$2,970,437	$(85,000)	$33,165,309	$167,159	$1,484,443

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2022 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2022
Professional Services	25.2%
Manufacturing	18.6
Software	17.7
Consumer Product	16.7
Automotive	11.9
BDC Investment Fund	6.7
Healthcare	2.4
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.6% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA (e)(g)(n)(p) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	442,934 Class A Common stock valued at $18.81 per share.	8/12/16	<1%	$121,659	$8,333,065	13.7%

Ares Capital Corporation (n) NASDAQ: ARCC	27,000 shares.	3/16/20	<1%	343,460	567,090	0.9%
New York, NY. (BDC Investment Fund)

Barings BDC, Inc. (n) NYSE: BBDC	40,000 shares.	8/13/20	<1%	333,352	438,000	0.7%
New York, NY. (BDC Investment Fund)

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,791,278	1,791,278	6.4%
distributor. (Consumer Goods)	150 Class A Units.	11/6/20		150,000	150,000
www.caitec.com	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20
				1,791,278	1,791,278
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,882,556	3,882,556

Empire Genomics Corp. (g)	$444,915 + $1,000,000 Secured	5/3/21	0%			2.4%
Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	Promissory Notes at 8% due December 31, 2026.			1,444,915	1,444,915

FS KKR Capital Corp. (n) NYSE: FSK	54,000 shares.	3/16/20	<1%	849,438	1,127,160	1.9%
Philadelphia, PA. (BDC Investment Fund)

Golub Capital BDC, Inc. (n) NASDAQ: GBDC	31,250 shares.	3/16/20	<1%	403,910	481,563	0.8%
New York, NY. (BDC Investment Fund)

GoNoodle, Inc. (g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12%	11/1/19	<1%			2.5%
	(1% PIK) due September 30, 2024.			1,487,801	1,487,801
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,487,864	1,487,864

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,301,195	1,301,195	2.1%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC (l)	$1,794,944 Third Amended, Restated and	6/23/21	0%			3.0%
Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.			1,819,362	1,819,362

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand consumer products groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at 10% due November 23, 2024. Warrants for Preferred stock of Nailbiter, Inc.	11/22/21	<1%	2,250,000	2,250,000	3.7%

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc. (e)(g)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.2%
(Formerly KnowledgeVision Systems, Inc.)	397,899 Common.	10/22/19		208,243	2,785,000

Lincoln, MA. Online presentation and training	Total Open Exchange			1,401,940	5,570,000

software. (Software)
www.openexc.com

Owl Rock Capital Corporation (n) NYSE: ORCC (n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	427,600	0.7%

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,345,500	2.2%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care)	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	—

www.rheonix.com	Total Rheonix			2,802,731	—

SocialFlow, Inc. (e)(g)	1,049,538 Series B Preferred.	4/5/13	4%	500,000	35,000	0.2%
New York, NY. Provides instant analysis of social	1,204,819 Series B-1 Preferred.	4/8/14		750,000	52,000
networks using a proprietary, predictive analytic	717,772 Series C Preferred.	6/26/15		500,000	35,000

algorithm to optimize advertising and publishing.	Total Social Flow			1,750,000	122,000

(Software) www.socialflow.com

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,181,067	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,012,871	$33,788,589

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 49.9% of net assets (k)

Applied Image, Inc. Rochester, NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	$1,750,000	$1,750,000	2.9%
	Warrant for 1,167 shares.	12/31/21		—	—

	Total Applied Image			1,750,000	1,750,000

BMP Swanson Holdco, LLC (g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services) www.swansonfire.com	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.0%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m)	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%
Waycross, GA. Manufacturer of ocean fishing
and pleasure boats. (Manufacturing)
www.carolinaskiff.com

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.	9/30/21	11%	2,759,183 1,067,500 —	2,759,183 1,067,500 —	6.3%

	Total DSD			3,826,683	3,826,683

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through March 31, 2022, due December 4, 2023.	11/8/19	9%	2,446,617	2,446,617	4.5%
	626 Class A Units.	12/28/21		626,243	256,994

	Total Filterworks			3,072,860	2,703,611

ITA Acquisition, LLC (l) (m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing)	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	24%	1,920,459	1,920,459	5.9%
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,516,152	1,516,152
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21		500,000	125,000

www.itainc.com	Total ITA			3,936,611	3,561,611

Knoa Software, Inc. (e)(g)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

management and performance (EMP) solutions	Total Knoa			1,229,155	479,155

utilizing enterprise applications. (Software)
www.knoa.com

Mezmeriz, Inc. (e)(g)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.0%
Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,480,000	1,480,000

	Total SciAps			4,603,984	2,451,000

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	1,907,775	1,907,775	5.5%
	Warrant for 4%.	1/19/21		25,000	25,000
	(g) $1,400,000 Term Note at 12% (+2% PIK)	1/19/21
	due January 19, 2026.			1,406,690	1,406,690
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			3,364,465	3,364,465

Tilson Technology Management, Inc. (g)	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	14.7%
Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment.	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

(Professional Services)	Total Tilson			2,850,015	8,925,015

www.tilsontech.com	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$27,357,797	$30,279,873

TOTAL INVESTMENTS – 105.5%				$52,370,668	$64,068,462
LIABILITIES IN EXCESS OF OTHER ASSETS – (5.5%)					(3,323,046)

NET ASSETS – 100%					$60,745,416

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Empire Genomics Corp.	$444,915 Secured Promissory Note at 8% due December 31, 2026.	$—	$—	$444,915	($444,915)	$—	($308,676)	$23,068
	1,576,499 common shares.	—	—	157,655	(157,655)	—	—	—

	Total Empire	—	—	602,570	(602,570)	—	(308,676)	23,068

	Total Control Investments	$—	$—	$602,570	($602,570)	$—	($308,676)	$23,068

Affiliate Investments:
Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$—	$—	$1,750,000	$—	$1,750,000	$—	$17,500
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	—	—	1,750,000	—	1,750,000	—	17,500

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	—	—	1,600,000	—	1,600,000	—	166,623
	Preferred Membership Interest for 9.29%.	—	—	233,333	—	233,333	—	—

	Total BMP Swanson	—	—	1,833,333	—	1,833,333	—	166,623

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,500,000	(200,000)	—	—	1,300,000	—	214,265

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	(200,000)	—	135,430	—

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	2,759,183	—	2,759,183	—	103,089
	1,067 Class A Preferred shares.	—	—	1,067,500	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	—	—	3,826,683	—	3,826,683	—	103,089

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,349,831	—	96,786	—	2,446,617	—	336,090
	562.5 Class A Units.	562,500	(369,249)	63,743	—	256,994	—	—

	Total Filterworks	2,912,331	(369,249)	160,529	—	2,703,611	—	336,090

ITA Acquisition LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,920,459	—	1,920,459	—	147,049
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,516,152	—	1,516,152	—	118,220
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	—	(375,000)	500,000	—	125,000	—	14,096

	Total ITA	—	(375,000)	3,936,611	—	3,561,611	—	279,365

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	544,860	(544,860)	—	—	—	—	87,771
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,024,015	(544,860)	—	—	479,155	—	87,771

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 10%.	1,411,997	—	88,003	(1,500,000)	—	57,215	126,711
	Membership Interest Purchase Warrant for 5%.	95,000	(10,000)	—	—	85,000	—	—

	Total Microcision	1,506,997	(10,000)	88,003	(1,500,000)	85,000	57,215	126,711

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	(22,841)	—	—	—	—	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	(300,000)	—	—	—

SciAps, Inc.	187,500 Series A Preferred.	—	210,000	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	—	96,000	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	—	124,000	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	—	84,000	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	—	207,000	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,465,000	—	15,000	—	1,480,000	—	215,000

	Total SciAps	1,715,000	721,000	15,000	—	2,451,000	—	215,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,907,774	—	1,907,774	—	209,904
	Warrant for 4%.	—	—	25,000	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,406,690	—	1,406,690	—	201,922
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	3,364,464	—	3,364,464	—	411,826

Tilson Technology Management, Inc.	120,000 Series B Preferred.	1,950,000	1,950,000	—	—	3,900,000	—	52,500
	21,391 Series C Preferred.	347,604	347,396	—	—	695,000	—	—
	70,176 Series D Preferred.	1,140,360	1,139,640	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	750,003	—	—	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	777,964	—	—	800,000	—	—

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	52,500

	Total Affiliate Investments	$13,891,199	$3,414,050	$14,974,623	($2,000,000)	$30,279,872	$192,645	$2,010,740

	Total Control and Affiliate Investments	$13,891,199	$3,414,050	$15,577,193	($2,602,570)	$30,279,872	($116,031)	$2,033,808

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at June 30, 2022. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement that was in effect prior to the Adviser Change of Control (the “Prior Investment Management Agreement”) with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the prior administration agreement (the “Prior Administration Agreement”). The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

After the completion of the Transaction, we are an externally managed, closed-end, diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business—Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Prior to 2021, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and was licensed by the U.S. Small Business Administration (“SBA”) from 2002 until December 2021. Until December 2021, Rand SBIC also operated as a BDC. Rand SBIC’s board of directors was comprised of the same directors that made up the Board of Rand, a majority of whom are not “interested persons” as defined by the 1940 Act.

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

The Board declared the following quarterly cash dividend during the six months ended June 30, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date

1st	$0.15	March 14, 2022	March 28, 2022
2nd	$0.15	June 1, 2022	June 15, 2022

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at June 30, 2022: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Supplemental Cash Flow Information - Income taxes (refunded) paid during the six months ended June 30, 2022 and 2021 were ($149,185) and $27,902, respectively, including $10,116 of interest income received from the Internal Revenue Service refund related to the 2018 net operating loss carryback. Interest paid during the six months ended June 30, 2022 and 2021 was $0 and $187,985, respectively. The Corporation converted $290,591 and $116,418 of interest receivable into investments during the six months ended June 30, 2022 and 2021, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2022 and December 31, 2021, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 21, 2022, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 21, 2023. This share repurchase plan replaces the share repurchase authorization that was previously approved by the Board in April 2021. No shares of common stock were repurchased by the Corporation during the six months ended June 30, 2022 or June 30, 2021.

Income Taxes – The Corporation elected to be treated, for income tax purposes, as a RIC for the 2022 and 2021 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its shareholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the six months ended June 30, 2022 and 2021, respectively.

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

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2022 or December 31, 2021.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2021.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the six months ended June 30, 2022 and there was $2,627 recognized for the six months ended June 30, 2021.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2022
Tilson Technology Management, Inc. (Tilson)	15%
Seybert’s Billiards Corporation (Seybert’s)	10%
Open Exchange, Inc. (Open Exchange)	9%
DSD Operating, LLC (DSD)	7%
Caitec, Inc. (Caitec)	7%

December 31, 2021
Tilson	14%
ACV Auctions, Inc. (ACV)	13%
Open Exchange	9%
Caitec	6%
DSD	6%

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

At June 30, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. At December 31, 2021, 22% of the Corporation’s investments were Level 1 investments and 78% were Level 3 investments. There were no Level 2 investments at June 30, 2022 or December 31, 2021.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2022:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$—	$6,518,938	$7,018,938
Non-Control/Non-Affiliate Loan and Debt	3,152,015	2,265,513	1,444,915	5,868,734	12,731,177

Total Non-Control/Non-Affiliate	$3,152,015	$2,765,513	$1,444,915	$12,387,672	$19,750,115

Affiliate Equity	$1,905,804	$—	$1,450,155	$10,275,848	$13,631,807
Affiliate Loan and Debt	2,554,176	—	1,487,500	15,491,826	19,533,502

Total Affiliate	$4,459,980	$—	$2,937,655	$25,767,674	$33,165,309

Total Level 3 Investments	$7,611,995	$2,765,513	$4,382,570	$38,155,346	$52,915,424

Range	5X - 6X	1X	1X - 4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.8X	1X	1.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2022:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,941,372	$—	$—	$15,941,372
Debt investments	16,323,307	—	—	16,323,307
Equity investments	26,734,094	6,083,349	—	20,650,745

Total	$58,998,773	$6,083,349	$—	$52,915,424

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2021:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,503,404	$—	$—	$15,503,404
Debt investments	14,030,078	—	—	14,030,078
Equity investments	34,534,980	13,901,045	—	20,633,935

Total	$64,068,462	$13,901,045	$—	$50,167,417

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)

Total realized (losses), net	—	—	(1,275,458)	(1,275,458)
Unrealized gains, net included in net change in net assets from operations:
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
Social Flow	—	—	1,628,000	1,628,000

Total unrealized gains	—	—	1,675,841	1,675,841
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	36,178	—	—	36,178
DSD Operating, LLC (DSD)	348,748	—	—	348,748
Filterworks Acquisition USA, LLC (Filterworks)	—	107,559	—	107,559
GoNoodle, Inc. (GoNoodle)	—	7,110	—	7,110
HDI Acquisition LLC (Hilton Displays)	—	13,117	—	13,117
ITA Acquisition, LLC (ITA)	34,701	—	223,810	258,511
Mattison Avenue Holdings LLC (Mattison)	18,341	—	—	18,341
Seybert’s Billiards Corporation (Seybert’s)	—	2,248,118	—	2,248,118
SciAps, Inc. (Sciaps)	—	7,500	—	7,500

Total purchases of securities/changes to securities/non-cash conversions	437,968	2,383,404	223,810	3,045,182

Repayments and sales of securities:
Clearview Social	—	—	(38,881)	(38,881)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)

Total repayments and sales of securities	—	(90,175)	(607,383)	(697,558)

Ending balance June 30, 2022, of Level 3 Assets	$15,941,372	$16,323,307	$20,650,745	$52,915,424

Change in unrealized appreciation on investments for the period included in changes in net assets	($5,185,738)

Net realized gain on investments for the period included in changes in net assets	$688,672

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gain included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
GiveGab, Inc. (Givegab)	—	—	1,817,350	1,817,350

Total realized gains	—	—	1,952,780	1,952,780
Unrealized gains/(losses) included in net change in net assets from operations:
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)

Total unrealized gains (losses)	—	—	4,795,333	4,795,333
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	35,450	—	—	35,450
Filterworks Acquisition USA, LLC (Filterworks)	—	23,688	—	23,688
GoNoodle, Inc. (GoNoodle)	—	7,597	—	7,597
HDI Acquisition LLC (Hilton Displays)	—	12,855	—	12,855
ITA Acquisition, LLC (ITA)	3,400,000	—	500,000	3,900,000
Mattison Avenue Holdings LLC (Mattison)	673,091	5,611	—	678,702
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seybert’s)	—	2,779,424	50,000	2,829,424
SciAps, Inc. (Sciaps)	—	7,500	—	7,500
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	5,708,541	2,924,678	783,333	9,416,552
Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(15,000)	—	—	(15,000)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,433,571)	(2,433,571)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,915,000)	(1,500,000)	(2,769,001)	(6,184,001)
Transfers within Level 3	1,127,815	(1,285,469)	157,654	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance June 30, 2021, of Level 3 Assets	$11,692,750	$9,938,574	$18,569,689	$40,201,013

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	$13,382,354

Net realized gain on investments for the period included in changes in net assets	$2,128,105

Note 4. OTHER ASSETS

At June 30, 2022 and December 31, 2021, other assets was comprised of the following:

	June 30, 2022	December 31, 2021
Deferred financing fees	$125,000	$—
Dividend receivables	95,315	99,720
Escrow receivables	82,108	71,765
Prepaid expenses	57,668	9,972

Total other assets	$360,091	$181,457

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2022 or December 31, 2021.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset

Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:00:1:00, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2:50:1:00, which is measured quarterly on a trailing twelve-months basis.

Events of default under the Credit Agreement which permit the Lender to exercise its remedies, including acceleration of the principal and interest on the Credit Facility, include, among others: (i) default in the payment of principal or interest on the Credit Facility, (ii) default by the Corporation on any other obligation, condition, covenant or other provision under the Credit Agreement and related documents, (iii) failure by the Corporation to pay any material indebtedness or obligation owing to any third party or affiliate, or the failure by the Corporation to perform any agreement with any third party or affiliate that would have a material adverse effect on the Corporation and its subsidiaries taken as a whole, (iv) the sale of all or substantially all of the Corporation’s assets to a third party, (v) various bankruptcy and insolvency events, and (vi) any material adverse change in the Corporation’s and its subsidiaries, taken as a whole, or their business, assets, operations, management, ownership, affairs, condition (financial or otherwise) or the Lender’s collateral that the Lender reasonably determines will have a material adverse effect on the Lender’s collateral, the Corporation and its subsidiaries, taken as a whole, or their business, assets, operation or condition (financial or otherwise) or on the Corporation’s ability to repay its debts.

In connection with entry into the Credit Facility, the Corporation and each of its subsidiaries that guaranty the Credit Facility entered into a general security agreement, dated June 27, 2022, with the Lender (the “Security Agreement”). The Security Agreement secures all of the Corporation’s obligations to the Lender, including, without limitation, principal and interest on the Credit Facility and any fees and charges. The security interest granted under the Security Agreement covers all of the Corporation’s personal property including, among other things, all accounts, chattel paper, investment property, deposit accounts, general intangibles, inventory, and all of the fixtures. The Security Agreement contains various representations, warranties, covenants and agreements customary in security agreements and various events of default with remedies under the New York Uniform Commercial Code and the Security Agreement. Events of default under the Security Agreement, which permit the Lender to exercise its various remedies, are similar to those contained in the Credit Agreement.

There was no outstanding balance drawn on the Credit Facility at June 30, 2022. There was a closing fee of $125,000, related to the closing of this Credit Facility, and it is recorded in Other Assets on the Consolidated Statements of Financial Position at June 30, 2022. This closing fee will be amortized over the life of the Credit Facility.

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and six months ended June 30, 2022 and 2021, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2022	$264,892	$51,679,809	($1,566,605)	$9,569,630	$59,947,726
Payment of dividend	—	—	—	(387,153)	(387,153)
Net decrease in net assets from operations	—	—	—	(1,896,389)	(1,896,389)

June 30, 2022	$264,892	$51,679,809	($1,566,605)	$7,286,088	$57,664,184

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2021	$264,892	$52,003,545	($1,545,834)	$3,154,601	$53,877,204
Payment of dividend	—	—	—	(258,217)	(258,217)
Net increase in net assets from operations	—	—	—	4,500,834	4,500,834

June 30, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(774,306)	(774,306)
Net decrease in net assets from operations	—	—	—	(2,306,926)	(2,306,926)

June 30, 2022	$264,892	$51,679,809	($1,566,605)	$7,286,088	$57,664,184

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of dividend	—	—	—	(516,602)	(516,602)
Net increase in net assets from operations	—	—	—	12,531,593	12,531,593

June 30, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and six months ended June 30, 2022, the Base Management Fee was $230,767 and $471,042, respectively. For the three and six months ended June 30, 2021, the Base Management Fee was $212,907 and $388,516, respectively. At June 30, 2022 and December 31, 2021, the Corporation had $230,781 and $238,862 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

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

The Income Based Fee paid to RCM for any calendar quarter shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

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

For both the six months ended June 30, 2022 and the six months ended June 30, 2021, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of June 30, 2022, there was no Capital Gains Fee currently payable under the terms of the RCM Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2022. At December 31, 2021, there was $652,240 of Capital Gains Fee payable. The Capital Gains Fee earned of $652,240 was included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position and the $3,547,760 cumulative accrued capital gains incentive fee was recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at December 31, 2021.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,645,000 at June 30, 2022, which represents the fee that would be due based on net portfolio appreciation. The $2,645,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at June 30, 2022. At December 31, 2021, there was an accrual of $4,200,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $652,240 and $3,547,760 that would be due based on net portfolio appreciation at December 31, 2021. The $652,240 was paid to RCM during the six months ended June 30, 2022.

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

RCM is responsible for the Corporation’s financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, RCM assists the Corporation in determining and publishing the Corporation’s net asset value (NAV), overseeing the preparation and filing of the tax returns, and the printing and dissemination of reports to shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. RCM provides, on the Corporation’s behalf, managerial assistance to those portfolio companies that have accepted its offer to provide such assistance.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Six months ended June 30, 2022 (Unaudited) *	Six months ended June 30, 2021 (Unaudited) *
Income (loss) from investment operations (1):
Investment income	$0.96	$0.71
Expenses	0.10	1.85

Investment income (loss) before income taxes	0.86	(1.14)
Income tax expense	0.02	0.01

Net investment income (loss)	0.84	(1.15)
Net realized and unrealized (loss) gain on investments	(1.74)	6.00

(Decrease) increase in net assets from operations	(0.90)	4.85
Payment of cash dividend	(0.30)	(0.20)

(Decrease) increase in net assets	(1.20)	4.65

Net asset value, beginning of period	23.54	17.86

Net asset value, end of period	$22.34	$22.51

Per share market price, end of period	$14.60	$16.75

Total return based on market price	(14.07%)	(4.83%)
Total shareholder return (includes dividends paid)	(12.3%)	3.86%
Total return based on net asset value	(5.07%)	26.06%
Supplemental data:
Ratio of expenses before income taxes to average net assets	0.42%	9.18%
Ratio of expenses including income taxes to average net assets	0.49%	9.22%
Ratio of net investment income (loss) to average net assets	3.70%	(5.71%)
Debt/Equity ratio	0%	18.7%
Portfolio turnover	4.5%	22.6%
Net assets, end of period	$57,664,184	$58,119,821
Weighted shares outstanding, end of period	2,581,021	2,582,169

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
*	Amounts are rounded.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on July 28, 2022, the Board declared a quarterly cash dividend of $0.15 per share. The cash dividend will be paid on or about September 15, 2022 to shareholders of record as of September 1, 2022.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates, the impact of COVID-19 on our portfolio companies; the impact of our election as a RIC for U.S. federal tax purposes on payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable for 2022; and statements regarding our compliance with the RIC requirements as of June 30, 2022, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2022, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

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

In addition, to maintain our RIC status, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a quarterly cash dividend.

The Board of Directors declared the following quarterly cash dividends during the six months ended June 30, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.15	March 14, 2022	March 28, 2022
2nd	$0.15	June 1, 2022	June 15, 2022

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

COVID-19 Update

Since the outbreak of the COVID-19 pandemic, our investment adviser, RCM, has continued to engage in active discussions with the management teams of the companies within our portfolio regarding actions taken by those portfolio companies with respect to the safety and welfare of their employees. RCM has informed us about the impact of COVID-19 on the businesses of our portfolio companies, and the potential impact of disruptions in the supply chain, and the actions these portfolio companies have taken, and are taking, to adapt to changes in demand, both increased and decreased, depending upon the portfolio company. While we do not know what the ultimate long-term impact of the COVID -19 pandemic will be on our portfolio companies, RCM is actively monitoring our portfolio companies, their liquidity and operational status.

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

Financial Condition

Overview:

	June 30, 2022	December 31, 2021	Decrease	% Decrease
Total assets	$60,987,335	$65,644,854	($4,657,519)	(7.1%)
Total liabilities	3,323,151	4,899,438	(1,576,287)	(32.2%)

Net assets	$57,664,184	$60,745,416	($3,081,232)	(5.1%)

Net asset value per share (NAV) was $22.34 at June 30, 2022 and $23.54 at December 31, 2021.

Cash approximated 2.1% of net assets at June 30, 2022, as compared to 1.4% of net assets at December 31, 2021.

During the second quarter of 2022, we entered into a new $25 million senior secured revolving credit facility (the “Credit Facility”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at June 30, 2022. See “Note 6. Senior Secured Revolving Credit Facility” for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2022	December 31, 2021	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$52,486,717	$52,370,668	$116,049	0.2%
Unrealized appreciation, net	6,512,056	11,697,794	(5,185,738)	(44.3%)

Investments, at fair value	$58,998,773	$64,068,462	($5,069,689)	(7.9%)

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 102% of net assets at June 30, 2022 as compared to 106% of net assets at December 31, 2021.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We may invest in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments during the six months ended June 30, 2022, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Seybert’s Billiards Corporation (Seybert’s)	$2,200,000
DSD Operating, LLC (DSD)	318,276
ITA Acquisition, LLC (ITA)	223,810

Total of new investments	2,742,086
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	107,559
Seybert’s OID amortization and interest conversion	48,118
Caitec, Inc. (Caitec) interest conversion	36,178
ITA interest conversion	34,701
DSD interest conversion	30,472
Mattison Avenue Holdings, LLC (Mattison) interest conversion	18,341
HDI Acquisition LLC (Hilton Displays) interest conversion	13,117
SciAps, Inc. (Sciaps) OID amortization	7,500
GoNoodle, Inc. (GoNoodle) interest conversion	7,110

Total of other changes to investments	303,096
Investments repaid, sold, liquidated or converted:
New Monarch Machine Tool, Inc. (New Monarch) liquidated	(22,841)
ACV Auctions, Inc. (ACV) sale	(34,440)
Ares Capital Corporation (Ares) sale	(76,320)
GoNoodle debt repayment	(90,175)
FS KKR Capital Corp. (FS KKR) sale	(94,380)
Microcision LLC (Microcision) sale	(110,000)
Owl Rock Capital Corporation (Owl Rock) sale	(347,067)
Golub Capital BDC, Inc. (Golub) sale	(403,910)
SocialFlow, Inc. (Social Flow) exit	(1,750,000)

Total of investments repaid, sold, liquidated or converted	(2,929,133)

Net change in investments, at cost	$116,049

Results of Operations

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

Investment Income

	Three months ended June 30, 2022	Three months ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,004,832	$642,206	$362,626	56.5%
Interest from other investments	1	243	(242)	(99.6%)
Dividend and other investment income	316,520	137,047	179,473	131.0%
Fee income	31,829	31,541	288	0.9%

Total investment income	$1,353,182	$811,037	$542,145	66.8%

The total investment income during the three months ended June 30, 2022 was received from 21 portfolio companies. For the three months ended June 30, 2021 total investment income was generated from 23 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 57% higher during the three months ended June 30, 2022 versus the same period in 2021 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from Applied Image, Inc. (Applied Image), BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), Nailbiter Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The decrease in interest from other investments is due to lower cash balances during the three months ended June 30, 2022 versus the same period in 2021.

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

	Three months ended June 30, 2022	Three months ended June 30, 2021
Carolina Skiff LLC (Carolina Skiff)	$189,660	$—
Carlye Secured Lending, Inc. (Carlyle)	34,400	30,960
FS KKR	32,640	32,400
PennantPark Investment Corporation (PennantPark)	28,275	23,400
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Barings BDC, Inc. (Barings)	9,600	8,000
Ares Capital Corporation (Ares)	8,820	10,800
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Golub Capital BDC, Inc. (Golub)	—	9,062

Total dividend and other investment income	$316,520	$137,047

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

The income associated with the amortization of financing fees was $31,829 and $17,445 for the three months ended June 30, 2022 and 2021, respectively. There were $14,096 in board fees earned for the three months ended June 30, 2021 and there were no board fees earned for the three months ended June 30, 2022.

Expenses

	Three months ended June 30, 2022	Three months ended June 30, 2021	Decrease	% Decrease
Total expenses	($96,198)	$1,619,958	($1,716,156)	(105.9%)

The decrease in total expenses during the three months ended June 30, 2022 versus the same period in 2021 was primarily due to a $1,723,000 decrease in the capital gains incentive fees and a $104,190 decrease in interest expense. The decrease in capital gains incentive fees during the three months ended June 30, 2022 is due to the decrease in unrealized appreciation on our publicly traded securities. The Investment Management Agreement with RCM does not consider unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees including unrealized gains. Our capital gains incentive fee accrual, on our Consolidated Statement of Financial Position, reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to be paid a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures, using cash on hand. Therefore, we did not incur any interest expense during the three months ended June 30, 2022, while we incurred $104,190 during the same period in 2021. The base management fee, payable to RCM, increased 8%, or $17,860, during the three months ended June 30, 2022 versus the same period in 2021 because we deployed more cash into investments.

Net Investment Income (Loss)

The net investment income (loss) for the three months ended June 30, 2022 and 2021 was $1,418,137 and ($810,887), respectively.

Realized Gain on Investments

	Three months ended June 30, 2022	Three months ended June 30, 2021	Change
Realized gain on investments before income taxes	$1,540,143	$1,817,350	($277,207)

During the three months ended June 30, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000. We recognized a net realized gain of $1,200,951 on the sale of 86,000 shares of Class A common stock of ACV Auctions, Inc. (ACV) during the three months ended June 30, 2022. ACV trades on the Nasdaq Global Select Market under the symbol “ACVA”. As of June 30, 2022, we owned 319,934 shares of Class A common stock of ACV.

In addition, during the three months ended June 30, 2022, we recognized a $73,101 realized gain on the sale of 31,250 shares of Golub Capital BDC, Inc (Golub), and a $97,932 realized gain on the sale of 30,000 shares of Owl Rock Capital Corporation (Owl Rock). We recognized an additional $1,000 gain on SocialFlow Inc. (Social Flow) after an escrow adjustment. We recognized a realized loss of $22,841 on New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings.

During the three months ended June 30, 2021, we sold our investment in Givegab and recognized a gain of $1,817,350.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended June 30, 2022	Three months ended June 30, 2021	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	($4,854,669)	$3,495,322	($8,349,991)

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2022, was comprised of the following:

Three months ended June 30, 2022
Microcision LLC (Microcision)	$25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Barings BDC, Inc. (Barings)	(39,200)
Ares Capital Corporation (Ares)	(62,650)
Golub Capital BDC, Inc. (Golub)	(71,507)
Owl Rock Capital Corporation (Owl Rock)	(98,933)
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	(144,767)
FS KKR Capital Corp. (FS KKR)	(168,960)
PennantPark Investment Corporation (Pennantpark)	(308,750)
ACV Auctions, Inc. (ACV)	(4,007,743)

Total change in net unrealized appreciation (depreciation) of investments before income taxes	($4,854,669)

ACV, Ares, Barings, Carlyle, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investment in Microcision during the three months ended June 30, 2022.

The change in unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2021, was comprised of the following:

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

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At June 30, 2021, we held 442,935 shares of restricted Class B common stock and 147,645 shares of unrestricted Class A common stock. The Class A stock was valued using the three-day average closing price of $24.85. The Class B common stock was also valued using the three-day average closing price and was discounted due to trading restrictions on the Corporation’s Class B common stock, which subsequently expired on September 20, 2021. The Corporation valued its 442,935 restricted Class B common shares at $23.61 per share at June 30, 2021.

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

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approve by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

The net (decrease) increase in net assets from operations on our consolidated statements of operations for the three months ended June 30, 2022 and 2021 was ($1,896,389) and $4,500,834, respectively.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

Investment Income

	Six months ended June 30, 2022	Six months ended June 30, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,916,971	$1,352,968	$564,003	41.7%
Interest from other investments	1	12,870	(12,869)	(100.0%)
Dividend and other investment income	489,510	383,716	105,794	27.6%
Fee income	71,448	77,875	(6,427)	(8.3%)

Total investment income	$2,477,930	$1,827,429	$650,501	35.6%

The total investment income during the six months ended June 30, 2022 was received from 24 portfolio companies as compared to 26 companies during the prior year period.

Interest from portfolio companies – Interest from portfolio companies was approximately 42% higher during the six months ended June 30, 2022 versus the same period in 2021 due to the fact that we originated more interest yielding investments during the last 12 to 18 months. The new debt instruments were originated from Applied Image, Inc. (Applied Image), BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), Nailbiter Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The decrease in interest from other investments is due to lower cash balances during the six months ended June 30, 2022 versus the same period in 2021.

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

	Six months ended June 30, 2022	Six months ended June 30, 2021
Carolina Skiff LLC (Carolina Skiff)	$220,260	$81,801
Carlyle	68,800	62,780
FS KKR	62,880	64,800
Pennantpark	55,575	46,800
Tilson	26,250	26,250
Barings	18,800	15,600
Ares	18,270	21,600
Golub	9,375	18,125
Owl Rock	9,300	18,600
Apollo	—	27,360

Total dividend and other investment income	$489,510	$383,716

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

The income associated with the amortization of financing fees was $61,448 and $33,778 for the six months ended June 30, 2022 and 2021, respectively.

In addition, during the six months ended June 30, 2022, we recognized a one-time loan monitoring fee of $10,000 from our investment in Seybert’s. During the six months ended June 30, 2021, we recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument.

There were no board fees earned during the six months ended June 30, 2022 and $14,096 in board fees earned for the six months ended June 30, 2021.

Expenses

	Six months ended June 30, 2022	Six months ended June 30, 2021	Decrease	% Decrease
Total expenses	$249,180	$4,785,621	($4,536,441)	(94.8%)

The decrease in total expenses during the six months ended June 30, 2022 versus the same period in 2021 was primarily due to a $4,562,760 decrease in the capital gains incentive fees and a $208,380 decrease in interest expense.

The decrease in capital gains incentive fees is due to an adjustment of the capital gains incentive fees accrual during the six months ended June 30, 2022 based on valuation changes within our portfolio companies. The Investment Management Agreement with RCM does not consider unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees including unrealized gains. Our capital gains incentive fee accrual, on our Consolidated Statement of Financial Position, reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to be paid a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures, using cash on hand. Therefore, we did not incur any interest expense during the six months ended June 30, 2022, while we incurred $208,380 during the same period in 2021.

These decreases are offset by increases in our base management fees and professional fees. The base management fee, payable to RCM, increased 21%, or $82,526, during the six months ended June 30, 2022 versus the same period in 2021 because, as we deploy more cash into investments, the base management fee payable to RCM increases accordingly. Professional fees increased 56%, or $159,097, during the six months ended June 30, 2022 versus the same period in 2021 because we incurred increased fees associated with the complex regulatory environment in which we operate.

Net Investment Income (Loss)

The net investment income (loss) for the six months ended June 30, 2022 and 2021 was $2,190,140 and ($2,977,915), respectively.

Realized Gain on Investments

	Six months ended June 30, 2022	Six months ended June 30, 2021	Change
Realized gain on investments before income taxes	$688,672	$2,128,105	($1,439,433)

During the six months ended June 30, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,481,498). Additionally, during the six months ended June 30, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000 and recognized a realized loss of ($22,841) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We recognized a realized gain on the receipt of $38,881 from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021.

We recognized a net realized gain of $1,701,446 on the sale of 123,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the six months ended June 30, 2022. ACV trades on the NASDAQ Global Select Market under the symbol “ACVA”. At June 30, 2022, we owned 319,934 shares of Class A common stock of ACV.

In addition, during the six months ended June 30, 2022, we recognized a $73,101 realized gain on the sale of 31,250 shares of Golub Capital BDC, Inc (Golub), a $97,932 realized gain on the sale of 30,000 shares of Owl Rock Capital Corporation (Owl Rock), a $50,238 realized gain on the sale of 6,000 shares of Ares Capital Corporation (Ares), and a $41,413 realized gain on the sale of 6,000 shares of FS KKR Capital Corp. (FS KKR).

During the six months ended June 30, 2021, we sold our investment in Givegab and recognized a gain of $1,817,350 and sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000. In addition, we sold our investment in Clearview Social and realized an approximately $135,000 gain. The realized gain from the sale of our investment in Clearview Social included $35,766 that was held in escrow and was received during the six months ended June 30, 2022.

Change in Unrealized Appreciation (Depreciation) of Investments

	Six months ended June 30, 2022	Six months ended June 30, 2021	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	($5,185,738)	$13,382,354	($18,568,092)

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2022, was comprised of the following:

Six months ended June 30, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Barings BDC, Inc. (Barings)	(62,533)
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	(76,253)
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
FS KKR Capital Corp. (FS KKR)	(106,220)
Ares Capital Corporation (Ares)	(113,680)
PennantPark Investment Corporation (Pennantpark)	(138,450)
ACV Auctions, Inc. (ACV)	(6,206,257)

Total change in net unrealized appreciation (depreciation) of investments before income taxes	($5,185,738)

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Social Flow, Golub and Owl Rock during the six months ended June 30, 2022.

The change in net unrealized appreciation, before income taxes, for the six months ended June 30, 2021, was comprised of the following:

Six months ended June 30, 2021
ACV	$7,595,646
Open Exchange	4,918,061
Pennantpark	319,251
FS KKR	231,105
Carlyle	209,240
Ares	77,760
Barings	60,267
Owl Rock	52,200
Golub	49,168
Apollo	(7,616)
Post Process	(122,728)

Total change in net unrealized appreciation of investments before income taxes	$13,382,354

Ares, Barings, Carlyle, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter. We sold our Apollo shares during the six months ended June 30, 2021.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At June 20, 2021, we held 442,935 shares of restricted Class B common stock and 147,645 shares of unrestricted Class A common stock. The Class A common stock was valued using a three-day average trading price. The Class B common shares were valued using a three-day average trading price that was discounted due to trading restrictions on the Corporation’s Class B common stock. The Corporation valued its 442,935 restricted Class B common shares at $23.61 per share at June 30, 2021.

In accordance with our valuation policy, we increased the value of our investment in Open Exchange based on a significant equity financing by new non-strategic outside investors that had a higher valuation for this portfolio company. The valuation of our investment in Post Process was decreased after a review of their operations and financial condition.

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approve by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

The net (decrease) increase in net assets from operations on our consolidated statements of operations for the six months ended June 30, 2022 and 2021 was ($2,306,926) and $12,531,593, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of June 30, 2022, our total liquidity consisted of approximately $1,189,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a new $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. As of June 30, 2022, under the borrowing base formula described above, we could have borrowed approximately $21.0 million under the Credit Facility.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:00:1:00, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2:50:1:00, which is measured quarterly on a trailing twelve-months basis.

There was no outstanding balance drawn on the Credit Facility at June 30, 2022. See “Note 6. Senior Secured Revolving Credit Facility” on our Consolidated Statement of Financial Position for additional information regarding the terms of our Credit Facility.

For the six months ended June 30, 2022, we experienced a net increase in cash of approximately $355,000, which is a net effect of approximately $1,129,000 of cash provided in our operating activities and approximately $774,000 used in our financing activities.

We anticipate that we will continue to fund our investment activities through cash, cash flows generated through our ongoing operating activities, the sale of our publicly traded liquid investments, and through borrowings under the $25 million Credit Facility. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

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

At June 30, 2022, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2022 – 4/30/2022	—	—	—	$1,479,230
5/1/2022 – 5/31/2022	—	—	—	$1,500,000
6/1/2022 – 6/30/2022	—	—	—	$1,500,000

Total	—	—	—

(1)	There were no shares repurchased during the quarter.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

(3.1)(i)	Certificate of Incorporation of the Corporation, incorporated by reference to Exhibit (a)(1) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(3.1)(ii)	Certificate of Amendment to the Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2019.

(3.1)(iii)	Certificate of Amendment to the Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on May 21, 2020.

(3.1)(iv)	By-laws of the Corporation, incorporated by reference to Exhibit 3(ii) to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 2, 2016. (File No. 814-00235).

(4.1)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(10.1)	Credit Agreement, dated June 27, 2022, by and between Rand Capital Corporation, as borrower, and M&T Bank, as lender, incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.2)	Revolving Line Note, dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.3)	Addendum to Line of Credit Note, dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.4)	Variable Rate Rider (Daily Simple SOFR), dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.5)	General Security Agreement, dated June 27, 2022, by Rand Capital Corporation and each of the subsidiaries listed therein, as debtors, in favor of Manufacturers and Traders Trust Company, as the secured party, incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND CAPITAL CORPORATION

Dated: August 8, 2022	/s/ Daniel P. Penberthy Daniel P. Penberthy, Chief Executive Officer and President (Chief Executive Officer)

Dated: August 8, 2022	/s/ Margaret W. Brechtel Margaret W. Brechtel, Executive Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer)