Form 10-Q
period 2022-09-30
RAND CAPITAL CORP
filed 2022-11-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Investments at fair value:
Control investments (cost of $4,612,896 and $0, respectively)	$4,237,896	$—
Affiliate investments (cost of $26,176,398 and $27,357,797, respectively)	29,521,315	30,279,873
Non-Control/Non-Affiliate investments (cost of $22,329,474 and $25,012,871, respectively)	25,964,429	33,788,589

Total investments, at fair value (cost of $53,118,768 and $52,370,668, respectively)	59,723,640	64,068,462
Cash	1,035,455	833,875
Interest receivable	220,664	128,047
Prepaid income taxes	51,136	252,010
Deferred tax asset	229,398	181,003
Other assets	447,317	181,457

Total assets	$61,707,610	$65,644,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$225,649	$891,102
Accounts payable and accrued expenses	74,142	51,689
Capital gains incentive fees	2,667,000	3,547,760
Deferred revenue	358,886	408,887

Total liabilities	3,325,677	4,899,438
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 9/30/22 and 12/31/21	264,892	264,892
Capital in excess of par value	51,679,809	51,679,809
Treasury stock, at cost: 67,895 shares at 9/30/22 and 12/31/21	(1,566,605)	(1,566,605)
Total distributable earnings	8,003,837	10,367,320

Total stockholders’ equity (net assets) (per share – 9/30/22: $22.62; 12/31/21: $23.54)	58,381,933	60,745,416

Total liabilities and stockholders’ equity (net assets)	$61,707,610	$65,644,854

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Investment income:
Interest from portfolio companies:
Control investment	$124,408	$8,898	$124,408	$11,765
Affiliate investments	581,911	409,467	1,767,024	1,023,968
Non-Control/Non-Affiliate investments	393,686	339,416	1,125,544	1,075,016

Total interest from portfolio companies	1,100,005	757,781	3,016,976	2,110,749

Interest from other investments:
Non-Control/Non-Affiliate investments	48	473	49	13,343

Total interest from other investments	48	473	49	13,343

Dividend and other investment income:
Affiliate investments	305,959	100,896	552,469	208,947
Non-Control/Non-Affiliate investments	115,700	129,013	358,700	404,678

Total dividend and other investment income	421,659	229,909	911,169	613,625

Fee income:
Control investments	3,900	—	3,900	—
Affiliate investments	19,340	13,867	72,160	77,785
Non-Control/Non-Affiliate investments	9,313	10,313	27,941	24,270

Total fee income	32,553	24,180	104,001	102,055

Total investment income	1,554,265	1,012,343	4,032,195	2,839,772

Expenses:
Base management fee (see Note 8)	225,730	230,724	696,772	619,240
Capital gains incentive fees (see Note 8)	22,000	454,000	(880,760)	4,114,000
Interest expense	26,042	104,190	26,042	312,570
Professional fees	126,089	94,258	569,310	378,382
Stockholders and office operating	41,739	43,420	163,327	184,503
Directors’ fees	47,800	39,050	137,783	114,450
Insurance	9,525	9,230	31,788	28,937
Corporate development	—	2,027	3,753	10,330
Bad debt recovery	—	(15,000)	—	(15,000)
Other operating	34	—	124	108

Total expenses	498,959	961,899	748,139	5,747,520

Net investment income (loss) before income taxes:	1,055,306	50,444	3,284,056	(2,907,748)
Income tax expense	45,140	(2,708)	83,750	17,015

Net investment income (loss)	1,010,166	53,152	3,200,306	(2,924,763)

Net realized gain on sales and dispositions of investments:
Affiliate investments	—	—	167,159	135,430
Non-Control/Non-Affiliate investments	1,919	2,601,361	523,432	4,594,036

Net realized gain on sales and dispositions of investments	1,919	2,601,361	690,591	4,729,466

Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	—	3,647,299	47,841	3,647,299
Non-Control/Non-Affiliate investments	92,817	(3,980,612)	(5,140,762)	9,401,742

Change in unrealized appreciation/depreciation before income taxes	92,817	(333,313)	(5,092,921)	13,049,041
Deferred income tax expense	—	—	—	951

Net change in unrealized appreciation/depreciation on investments	92,817	(333,313)	(5,092,921)	13,048,090

Net realized and unrealized gain (loss) on investments	94,736	2,268,048	(4,402,330)	17,777,556

Net increase (decrease) in net assets from operations	$1,104,902	$2,321,200	($1,202,024)	$14,852,793

Weighted average shares outstanding	2,581,021	2,581,679	2,581,021	2,581,942
Basic and diluted net increase (decrease) in net assets from operations per share	$0.43	$0.90	($0.47)	$5.75

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net assets at beginning of period	$57,664,184	$58,119,821	$60,745,416	$46,104,830
Net investment income (loss)	1,010,166	53,152	3,200,306	(2,924,763)
Net realized gain on sales and dispositions of investments	1,919	2,601,361	690,591	4,729,466
Net change in unrealized appreciation/depreciation on investments	92,817	(333,313)	(5,092,921)	13,048,090

Net increase (decrease) in net assets from operations	1,104,902	2,321,200	(1,202,024)	14,852,793

Purchase of treasury shares	—	(20,771)	—	(20,771)
Declaration of dividend	(387,153)	(258,125)	(1,161,459)	(774,727)

Net assets at end of period	$58,381,933	$60,162,125	$58,381,933	$60,162,125

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($1,202,024)	$14,852,793
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(3,142,086)	(15,086,336)
Proceeds from sale of portfolio investments	3,529,549	7,243,193
Proceeds from loan repayments	90,175	3,873,553
Net realized gain on sales and dispositions of portfolio investments	(690,591)	(4,729,466)
Change in unrealized (appreciation) depreciation on investments before income taxes	5,092,921	(13,049,041)
Deferred income tax (benefit)	(48,395)	(68,395)
Depreciation and amortization	6,250	28,255
Original issue discount amortization	(18,754)	(105,923)
Non-cash conversion of debenture interest	(516,391)	(199,848)
Change in interest receivable allowance	—	(15,000)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(92,617)	161,973
Increase in other assets	(147,111)	(93,860)
Decrease in prepaid income taxes	200,874	20,459
Increase (decrease) in accounts payable and accrued expenses	22,453	(89,064)
(Decrease) increase in due to investment adviser	(665,453)	76,439
(Decrease) increase in capital gains incentive fees payable	(880,760)	4,114,000
(Decrease) increase in deferred revenue	(50,001)	230,301

Total adjustments	2,690,063	(17,688,760)

Net cash provided by (used in) operating activities	1,488,039	(2,835,967)

Cash flows from financing activities:
Payment of cash dividends	(1,161,459)	(4,208,843)
Payment of closing fee	(125,000)	—
Purchase of treasury shares	—	(20,771)

Net cash used in financing activities	(1,286,459)	(4,229,614)

Net increase (decrease) in cash and cash equivalents	201,580	(7,065,581)
Cash and cash equivalents:
Beginning of period	833,875	20,365,415

End of period	$1,035,455	$13,299,834

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 44.5% of net assets: (g) (j)

ACV Auctions, Inc. (e)(n)(p) NASDAQ: ACVA Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	319,934 shares of Class A Common Stock valued at $7.97 per share.	8/12/16	<1%	$87,219	$2,548,808	4.4%

Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	358,540	0.6%

Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	336,800	0.6%

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,818,630	1,818,630	6.7%
	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	2%	1,818,630	1,818,630
	150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,937,260	3,937,260

Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,018,527	1.7%

Empire Genomics, Corp. Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1,444,915	1,444,915	2.5%

FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	828,640	1.4%

GoNoodle, Inc. (h) (l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,408,248	1,408,248	2.4%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,408,311	1,408,311

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,321,030	1,321,030	2.2%

Lumious (Tech 2000, Inc.) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.5%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.	6/23/21	0%	1,847,096	1,847,096	3.2%

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.9%
	Warrants for Preferred Stock.			—	—

	Total Nailbiter, Inc.			2,250,000	2,250,000

	(i) Interest Receivable $50,092

OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc. (e) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.5%
	397,899 Common.	10/22/19		208,243	2,785,000

	Total Open Exchange			1,401,940	5,570,000

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,084,850	1.9%

PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common.	10/29/09	4%	—	—	0.0%
	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	50,593 Common.	10/24/09		—	—
	589,420 Series B Preferred.	9/29/15		702,732	—

	Total Rheonix			2,802,731	—

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.9%

Subtotal Non-Control/Non-Affiliate Investments				$22,329,474	$25,964,429

Affiliate Investments – 50.6% of net assets (g)(k)

Applied Image, Inc. Rochester NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029. Warrant for 1,167 Shares.	12/31/21 12/31/21	12%	$1,750,000 —	$1,750,000 —	3.0%

	Total Applied Imaging			$1,750,000	$1,750,000

BMP Swanson Holdco, LLC (m) Plano, TX. Designs, installs, and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	$1,600,000	3.1%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,123,816	3,123,816	7.2%
	1,067 Class A Preferred Shares.			1,067,500	1,067,500
	1,067 Class B Common Shares.			—	—

	Total DSD			4,191,316	4,191,316

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1, through December 31, 2022.	11/18/19	8%	2,593,340	2,593,340	5.0%
	626.2 Shares Class A-1 Units.	6/3/22		626,243	256,994
	258.7 Shares Class A-0 Units.	9/30/22		86,213	86,213

	Total Filterworks			3,305,796	2,936,547

Knoa Software, Inc. (e)	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc. (e) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

SciAps, Inc. (e) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.2%
	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,491,250	1,491,250

	Total SciAps			4,615,234	2,462,250

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,161,500	4,161,500	9.7%
	Warrant for 4%.	1/19/21		25,000	25,000
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,432,199	1,432,199
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			5,643,699	5,643,699

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc. Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	15.3%
	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 Class A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$26,176,398	$29,521,315

Control Investments -7.3% of net assets (o)

ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	37%	1,949,783	1,949,783	7.3%
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,539,303	1,539,303
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	748,810

	Total ITA			4,612,896	4,237,896

	(i) Interest Receivable $70,765.

Subtotal Control Investments				$4,612,896	$4,237,896

TOTAL INVESTMENTS – 102.3%				$53,118,768	$59,723,640

LIABILITIES IN EXCESS OF OTHER ASSETS - (2.3%)					(1,341,707)

NET ASSETS – 100%					$58,381,933

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At September 30, 2022, restricted securities represented 90% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2022, ASC 820 designates 90% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(f)

As of September 30, 2022, the total cost of investment securities was approximately $53.1 million. Net unrealized appreciation was approximately $6.6 million, which was comprised of $14.5 million of unrealized appreciation of investment securities and ($7.9) million of unrealized depreciation of investment securities. At September 30, 2022, the aggregate gross unrealized gain for federal income tax purposes was $13.8 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.6) million. The net unrealized gain for federal income tax purposes was $6.2 million based on a tax cost of $53.6 million.

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

(p)

Subsequent to September 30, 2022, ACV Auction’s (ACVA) public market share price had a trading range on Nasdaq of $7.68 per share to $8.99 per share for the period of October 1, 2022 to October 30, 2022. The Corporation’s value per share at September 30, 2022 was $7.97.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	$—	$—	$1,949,783	$—	$1,949,783	$—	$71,422
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	—	—	1,539,303	—	1,539,303	—	56,886
	1,124 Class A Preferred Units	—	—	748,810	—	748,810	—	—
	1,924Class B Common Units.	—	—	—	—	—	—	—

	Total ITA	—	—	4,237,896	—	4,237,896	—	128,308

	Total Control Investments	$—	$—	$4,237,896	—	$4,237,896	$—	$128,308

Affiliate Investments:

Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$1,750,000	$—	$—	$—	$1,750,000	$—	$137,773
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	1,750,000	—	—	—	1,750,000	—	137,773

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	—	—	1,600,000	—	150,600
	Preferred Membership Interest for 9.29%	233,333	—	—	—	233,333	—	—

	Total BMP Swanson	1,833,333	—	—	—	1,833,333	—	150,600

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,300,000	—	—	—	1,300,000	—	398,830

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	2,759,183	—	364,633	—	3,123,816	—	450,205
	1,067 Class A Preferred shares.	1,067,500	—	—	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	3,826,683	—	364,633	—	4,191,316	—	450,205

Filterworks	$2,283,702 Term Note at 12%.	2,446,617	—	146,723	—	2,593,340	—	265,761
Acquisition USA,	626.2 Class A Units.	256,994	—	—	—	256,994	—	—
LLC	258.7 Class A-0 Units	—	—	86,213	—	86,213	—	—

	Total Filterworks	2,703,611	—	232,936	—	2,936,547	—	265,761

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	1,920,459	—	29,324	(1,949,783)	—	—	$139,547
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	1,516,152	—	23,151	(1,539,303)	—	—	110,373
	1,124 Class A Preferred Units	125,000	—	623,810	(748,810)	—	—	—
	1,924Class B Common Units.	—	—	—	—	—	—	—

	Total ITA	3,561,611	—	676,285	(4,237.896)	—	—	249,920

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	479,155	—	—	—	479,155	—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision	Membership Interest Purchase Warrant for 5%.	85,000	—	—	(85,000)	—	190,000	—

New Monarch Machine Tool, Inc.	22.84 Common.	—	—	—	—	—	(22,841)	—

SciAps, Inc.	187,500 Series A Preferred.	210,000	—	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	96,000	—	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	124,000	—	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	84,000	—	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	207,000	—	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,480,000	—	11,250	—	1,491,250	—	161,250

	Total SciAps	2,451,000	—	11,250	—	2,462,250	—	161,250

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,907,774	—	2,253,726	—	4,161,500	—	376,208
	Warrant for 4%.	25,000	—	—	—	25,000	—	—
	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1,406,690	—	25,509	—	1,432,199	—	161,732
	Warrant for 4%.	25,000	—	—	—	25,000	—	—

	Total Seybert’s	3,364,464	—	2,279,235	—	5,643,699	—	537,940

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Tilson Technology	120,000 Series B Preferred.	3,900,000	—	—	—	3,900,000	—	39,375
Management, Inc.	21,391 Series C Preferred.	695,000	—	—	—	695,000	—	—
	70,176 Series D Preferred.	2,280,000	—	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	800,000	—	—	—	800,000	—	—
	211,567 SQF Hold Co. Common.	750,003	—	—	—	750,003	—	—

	Total Tilson	8,925,015	—	—	—	8,925,015	—	39,375

	Total Affiliate Investments	$30,279,872	$—	$3,564,339	$(4,322,896)	$29,521,315	$167,159	$2,391,654

	Total Control and Affiliate Investments	$30,279,872	$—	$7,802,235	$(4,322,896)	$33,759,211	$167,159	$2,519,962

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2022 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2022
Professional Services	24.9%
Manufacturing	19.1
Software	18.2
Consumer Product	16.6
Automotive	11.9
BDC Investment Fund	6.1
Healthcare	2.4
Oil and Gas	0.8

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.6% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA (e)(g)(n)(p) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	442,934 Class A Common stock valued at $18.81 per share.	8/12/16	<1%	$121,659	$8,333,065	13.7%

Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	27,000 shares.	3/16/20	<1%	343,460	567,090	0.9%

Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	438,000	0.7%

Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,791,278	1,791,278	6.4%
	150 Class A Units.	11/6/20		150,000	150,000
	(g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,791,278	1,791,278
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,882,556	3,882,556

Empire Genomics Corp. (g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1,444,915	1,444,915	2.4%

FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	54,000 shares.	3/16/20	<1%	849,438	1,127,160	1.9%

Golub Capital BDC, Inc. (n) NASDAQ: GBDC New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	481,563	0.8%

GoNoodle, Inc. (g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,487,801	1,487,801	2.5%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,487,864	1,487,864

HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,301,195	1,301,195	2.1%

Lumious (Tech 2000, Inc.) (g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.	6/23/21	0%	1,819,362	1,819,362	3.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand consumer products groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at 10% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
	Warrants for Preferred stock of Nailbiter, Inc.			—	—

	Total Nailbiter			2,250,000	2,250,000

OnCore Golf Technology, Inc. (e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc. (e)(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	3%	1,193,697	2,785,000	9.2%
	397,899 Common.	10/22/19		208,243	2,785,000

	Total Open Exchange			1,401,940	5,570,000

Owl Rock Capital Corporation (n) NYSE: ORCC (n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	427,600	0.7%

PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,345,500	2.2%

PostProcess Technologies, Inc. (e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc. (e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common.	10/29/09	4%	—	—	0.0%
	(g) 1,839,422 Series A Preferred.	12/12/13		2,099,999	—
	(g) 50,593 Common.	10/24/09		—	—
	(g) 589,420 Series B Preferred.	9/29/15		702,732	—

	Total Rheonix			2,802,731	—

SocialFlow, Inc. (e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred.	4/5/13	4%	500,000	35,000	0.2%
	1,204,819 Series B-1 Preferred.	4/8/14		750,000	52,000
	717,772 Series C Preferred.	6/26/15		500,000	35,000

	Total Social Flow			1,750,000	122,000

Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,181,067	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,012,871	$33,788,589

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 49.9% of net assets (k)

Applied Image, Inc. Rochester, NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	$1,750,000	$1,750,000	2.9%
	Warrant for 1,167 shares.	12/31/21		—	—

	Total Applied Image			1,750,000	1,750,000

BMP Swanson Holdco, LLC (g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services) www.swansonfire.com	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.0%
	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC (g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%

DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	2,759,183	2,759,183	6.3%
	1,067 Class A Preferred shares.			1,067,500	1,067,500
	1,067 Class B Common shares.			—	—

	Total DSD			3,826,683	3,826,683

Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through March 31, 2022, due December 4, 2023.	11/8/19	9%	2,446,617	2,446,617	4.5%
	626 Class A Units.	12/28/21		626,243	256,994

	Total Filterworks			3,072,860	2,703,611

ITA Acquisition, LLC (l) (m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	24%	1,920,459	1,920,459	5.9%
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,516,152	1,516,152
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21		500,000	125,000

	Total ITA			3,936,611	3,561,611

Knoa Software, Inc. (e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.8%
	1,876,922 Series B Preferred.	6/9/14		479,155	479,155

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc. (e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

Microcision LLC (g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc. (e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
SciAps, Inc. (e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred.	7/12/13	6%	1,500,000	210,000	4.0%
	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	96,000
	117,371 Series B Convertible Preferred.	8/31/15		250,000	124,000
	113,636 Series C Convertible Preferred.	4/7/16		175,000	84,000
	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	207,000
	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	—
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,480,000	1,480,000

	Total SciAps			4,603,984	2,451,000

Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	1,907,775	1,907,775	5.5%
	Warrant for 4%.	1/19/21		25,000	25,000
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,406,690	1,406,690
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			3,364,465	3,364,465

Tilson Technology Management, Inc. (g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred.	1/20/15	9%	600,000	3,900,000	14.7%
	*21,391 Series C Preferred.	9/28/16		200,000	695,000
	*70,176 Series D Preferred.	9/29/17		800,000	2,280,000
	*15,385 Series E Preferred.	3/15/19		500,012	500,012
	211,567 SQF Hold Co. Common.	3/15/19		—	800,000
	23,077 Series F Preferred.	6/15/20		750,003	750,003

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$27,357,797	$30,279,873

TOTAL INVESTMENTS – 105.5%				$52,370,668	$64,068,462

LIABILITIES IN EXCESS OF OTHER ASSETS – (5.5%)					(3,323,046)

NET ASSETS – 100%					$60,745,416

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2021, ASC 820 designates 78% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor RCM and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).

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

(p)

Subsequent to December 31, 2021, ACV Auctions’ (ACVA) public market share price had a trading range on Nasdaq of $10.30 per share to $19.73 per share for the period of January 1, 2022 to February 28, 2022. The Corporation’s value per share at December 31, 2021 was $18.81.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
Empire Genomics Corp.	$444,915 Secured Promissory Note at 8% due December 31, 2026.	$—	$—	$444,915	($444,915)	$—	($308,676)	$23,068
	1,576,499 common shares	—	—	157,655	(157,655)	—	—	—

	Total Empire	—	—	602,570	(602,570)	—	(308,676)	23,068

	Total Control Investments	$—	$—	$602,570	($602,570)	$—	($308,676)	$23,068

Affiliate Investments:
Applied Image Inc.	$1,750,000 Term Note at 10% due December 28, 2028.	$—	$—	$1,750,000	$—	$1,750,000	$—	$17,500
	Warrant for 1,167 shares.	—	—	—	—	—	—	—

	Total Applied Image	—	—	1,750,000	—	1,750,000	—	17,500

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	—	—	1,600,000	—	1,600,000	—	166,623
	Preferred Membership Interest for 9.29%	—	—	233,333	—	233,333	—	—

	Total BMP Swanson	—	—	1,833,333	—	1,833,333	—	166,623

Carolina Skiff LLC	6.0825% Class A Common Membership interest.	1,500,000	(200,000)	—	—	1,300,000	—	214,265

ClearView Social, Inc.	312,500 Series Seed Plus Preferred.	200,000	—	—	(200,000)	—	135,430	—

DSD Operating, LLC	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	2,759,183	—	2,759,183	—	103,089
	1,067 Class A Preferred shares.	—	—	1,067,500	—	1,067,500	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—

	Total DSD	—	—	3,826,683	—	3,826,683	—	103,089

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12%.	2,349,831	—	96,786	—	2,446,617	—	336,090
	562.5 Class A Units.	562,500	(369,249)	63,743	—	256,994	—	—

	Total Filterworks	2,912,331	(369,249)	160,529	—	2,703,611	—	336,090

ITA Acquisition LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,920,459	—	1,920,459	—	147,049
	(g) $1,500,000 Term Note at 12% (+2% PIK) due June 22, 2026.	—	—	1,516,152	—	1,516,152	—	118,220
	(g) 500 Class A Preferred Units and 500 Class B Common Units.	—	(375,000)	500,000	—	125,000	—	14,096

	Total ITA	—	(375,000)	3,936,611	—	3,561,611	—	279,365

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	544,860	(544,860)	—	—	—	—	87,771
	1,876,922 Series B Preferred.	479,155	—	—	—	479,155	—	—

	Total Knoa	1,024,015	(544,860)	—	—	479,155	—	87,771

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—

Microcision LLC	$1,500,000 Subordinated Promissory Note at 10%.	1,411,997	—	88,003	(1,500,000)	—	57,215	126,711
	Membership Interest Purchase Warrant for 5%	95,000	(10,000)	—	—	85,000	—	—

	Total Microcision	1,506,997	(10,000)	88,003	(1,500,000)	85,000	57,215	126,711

New Monarch Machine Tool, Inc.	22.84 Common.	22,841	(22,841)	—	—	—	—	—

OnCore Golf Technology, Inc.	300,483 Series AA Preferred.	300,000	—	—	(300,000)	—	—	—
SciAps, Inc.	187,500 Series A Preferred.	—	210,000	—	—	210,000	—	—
	274,299 Series A-1 Convertible Preferred.	—	96,000	—	—	96,000	—	—
	117,371 Series B Convertible Preferred.	—	124,000	—	—	124,000	—	—
	113,636 Series C Convertible Preferred.	—	84,000	—	—	84,000	—	—
	369,698 Series C-1 Convertible Preferred.	—	207,000	—	—	207,000	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to Purchase Series D-1 Preferred.	—	—	—	—	—	—	—
	$1,500,000 Subordinated Promissory Note at 12%.	1,465,000	—	15,000	—	1,480,000	—	215,000

	Total SciAps	1,715,000	721,000	15,000	—	2,451,000	—	215,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company	Type of Investment	January 1, 2021, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2021 Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,907,774	—	1,907,774	—	209,904
	Warrant for 4%.	—	—	25,000	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,406,690	—	1,406,690	—	201,922
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	3,364,464	—	3,364,464	—	411,826

Tilson Technology Management, Inc.	120,000 Series B Preferred.	1,950,000	1,950,000	—	—	3,900,000	—	52,500
	21,391 Series C Preferred.	347,604	347,396	—	—	695,000	—	—
	70,176 Series D Preferred.	1,140,360	1,139,640	—	—	2,280,000	—	—
	15,385 Series E Preferred.	500,012	—	—	—	500,012	—	—
	23,077 Series F Preferred.	750,003	—	—	—	750,003	—	—
	211,567 SQF Hold Co. Common.	22,036	777,964	—	—	800,000	—	—

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	52,500

	Total Affiliate Investments	$13,891,199	$3,414,050	$14,974,623	($2,000,000)	$30,279,872	$192,645	$2,010,740

	Total Control and Affiliate Investments	$13,891,199	$3,414,050	$15,577,193	($2,602,570)	$30,279,872	($116,031)	$2,033,808

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at September 30, 2022. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”), the term of which expires December 31, 2022. The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement that was in effect prior to the Adviser Change of Control (the “Prior Investment Management Agreement”) with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM, the term of which expires December 31, 2022, and terminated the prior administration agreement (the “Prior Administration Agreement”). The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. After expiration of the initial two-year term, the Investment Management Agreement and Administration Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board of Directors or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

The Board declared the following quarterly cash dividends during the nine months ended September 30, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.15	March 14, 2022	March 28, 2022
2nd	$0.15	June 1, 2022	June 15, 2022
3rd	$0.15	September 1, 2022	September 15, 2022

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at September 30, 2022: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., and Rand BMP Swanson Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

The accompanying consolidated financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand Sub and the Blocker Corps, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Investments – Investments are valued at fair value as determined in good faith by RCM and approved by our Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that they believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if they believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

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

Supplemental Cash Flow Information - Income taxes (refunded) paid during the nine months ended September 30, 2022 and 2021 were ($69,028) and $63,276, respectively. The Corporation paid a one-time closing fee on the Senior Secured Credit Facility (see Note 6) in the amount of $125,000 during the nine months ended September 30, 2022. Interest paid during the nine months ended September 30, 2022 and 2021 was $19,792 and $379,085, respectively. The Corporation converted $516,391 and $199,848 of interest receivable into investments during the nine months ended September 30, 2022 and 2021, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2022 and December 31, 2021, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 21, 2022, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 21, 2023. This share repurchase plan replaces the share repurchase authorization that was previously approved by the Board in April 2021. No shares of common stock were repurchased by the Corporation during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Corporation repurchased 1,148 shares of common stock at a cost of $20,771.

Income Taxes – The Corporation elected to be treated, for income tax purposes, as a RIC for the 2022 and 2021 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its shareholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the nine months ended September 30, 2022 and 2021, respectively.

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

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2022 or December 31, 2021.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through 2021.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the nine months ended September 30, 2022 or the nine months ended September 30, 2021.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2022
Tilson Technology Management, Inc. (Tilson)	15%
Seybert’s Billiards Corporation (Seybert’s)	9%
Open Exchange, Inc. (Open Exchange)	9%
ITA Acquisition, LLC (ITA)	7%
DSD Operating, LLC (DSD)	7%

December 31, 2021
Tilson	14%
ACV Auctions, Inc. (ACV)	13%
Open Exchange	9%
Caitec, Inc. (Caitec)	6%
DSD	6%

Note 3. INVESTMENTS

The Corporation’s investments are carried at fair value, as determined in good faith by the Board, in accordance with FASB Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Loan investments are defined as traditional loan financings typically with no equity features or required equity co-investment. Debt investments are defined as debt financings that include one or more equity features such as conversion rights, stock purchase warrants, and/or stock purchase options. Equity investments will be direct investments into a portfolio company and may include preferred stock, common stock, warrants and limited liability company membership interests.

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•

Loan and debt securities are generally valued using an Asset approach and will be valued at cost when representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. The valuation may also consider the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.

•

Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. To the extent the value exceeds the remaining principal amount of the debt or loan securities of the portfolio company, the fair value of such securities is generally estimated to be their cost. However, where value is less than the remaining principal amount of the loan and debt securities, the Corporation may discount the value of an equity security. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At September 30, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. At December 31, 2021, 22% of the Corporation’s investments were Level 1 investments and 78% were Level 3 investments. There were no Level 2 investments at September 30, 2022 or December 31, 2021.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2022:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$500,000	$—	$6,518,938	$7,018,938
Non-Control/Non-Affiliate Loan and Debt	3,168,126	2,269,025	1,444,915	5,887,260	12,769,326

Total Non-Control/Non-Affiliate	$3,168,126	$2,769,025	$1,444,915	$12,406,198	$19,788,264

Affiliate Equity	$1,643,207	$—	$1,450,155	$10,275,848	$13,369,210
Affiliate Loan and Debt	2,593,340	—	1,491,250	12,067,515	16,152,105

Total Affiliate	$4,236,547	$—	$2,941,405	$22,343,363	$29,521,315

Control Equity	$748,810	$—	$—	$—	$748,810
Control Loan and Debt	—	—	—	3,489,086	3,489,086

Total Control	$748,810	$—	$—	$22,343,363	$4,237,896

Total Level 3 Investments	$8,153,483	$2,769,025	$4,386,320	$38,238,647	$53,547,475

Range	5X - 6X	1X	1X - 4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.8X	1X	1.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2022:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$16,002,950	$—	$—	$16,002,950
Debt investments	16,407,567	—	—	16,407,567
Equity investments	27,313,123	6,176,165	—	21,136,958

Total	$59,723,640	$6,176,165	$—	$53,547,475

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2021:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,503,404	$—	$—	$15,503,404
Debt investments	14,030,078	—	—	14,030,078
Equity investments	34,534,980	13,901,045	—	20,633,935

Total	$64,068,462	$13,901,045	$—	$50,167,417

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417

Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
GiveGab, Inc. (Givegab)	—	—	1,919	1,919
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)

Total realized (losses), net	—	—	(1,273,539)	(1,273,539)

Unrealized gains, net included in net change in net assets from operations:
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
Social Flow	—	—	1,628,000	1,628,000

Total unrealized gains	—	—	1,675,841	1,675,841

Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	54,704	—	—	54,704
DSD Operating, LLC (DSD)	364,633	—	—	364,633
Filterworks Acquisition USA, LLC (Filterworks)	—	146,723	86,213	232,936
GoNoodle, Inc. (GoNoodle)	—	10,622	—	10,622
HDI Acquisition LLC (Hilton Displays)	—	19,835	—	19,835
ITA Acquisition, LLC (ITA)	52,475	—	623,810	676,285
Mattison Avenue Holdings LLC (Mattison)	27,734	—	—	27,734
Seybert’s Billiards Corporation (Seybert’s)	—	2,279,234	—	2,279,234
SciAps, Inc. (Sciaps)	—	11,250	—	11,250

Total purchases of securities/changes to securities/non-cash conversions	499,546	2,467,664	710,023	3,677,233

Repayments and sales of securities:
Clearview Social	—	—	(38,881)	(38,881)
Givegab	—	—	(1,919)	(1,919)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)

Total repayments and sales of securities	—	(90,175)	(609,302)	(699,477)

Ending balance September 30, 2022, of Level 3 Assets	$16,002,950	$16,407,567	$21,136,958	$53,547,475

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	($5,092,921)

Net realized gain on investments for the period included in changes in net assets	$690,591

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164

Realized gain included in net change in net assets from operations:
Centivo Corporation (Centivo)	—	—	1,614,433	1,614,433
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
GiveGab, Inc. (Givegab)	—	—	1,846,705	1,846,705

Total realized gains	—	—	3,596,568	3,596,568

Unrealized gains/(losses) included in net change in net assets from operations:
Centivo	—	—	(584,832)	(584,832)
Knoa Software, Inc. (Knoa)	—	—	(544,860)	(544,860)
Mercantile Adjustment Bureau, LLC (Mercantile)	—	849,040	—	849,040
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)
Tilson Technology Management, Inc. (Tilson)	—	—	4,215,000	4,215,000

Total unrealized gains (losses)	—	849,040	7,857,800	8,706,840

Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	53,606	—	—	53,606
DSD Operating, LLC (DSD)	2,745,000	—	1,067,500	3,812,500
Filterworks Acquisition USA, LLC (Filterworks)	—	35,819	—	35,819
GoNoodle, Inc. (GoNoodle)	—	11,412	—	11,412
HDI Acquisition LLC (Hilton Displays)	—	19,438	—	19,438
ITA Acquisition, LLC (ITA)	3,419,000	—	500,000	3,919,000
Mattison Avenue Holdings LLC (Mattison)	682,296	5,611	—	687,907
Microcision, LLC (Microcision)	—	88,003	—	88,003
Seybert’s Billiards Corporation (Seybert’s)	—	2,796,366	50,000	2,846,366
SciAps, Inc. (Sciaps)	—	11,250	—	11,250
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	8,500,002	2,967,899	1,850,833	13,318,734

Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(55,000)	—	—	(55,000)
Centivo	—	—	(2,415,775)	(2,415,775)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,462,926)	(2,462,926)
Mercantile	—	(418,553)	—	(418,553)
Microcision	—	(1,500,000)	—	(1,500,000)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,955,000)	(1,918,553)	(5,214,131)	(9,087,684)
Transfers within Level 3	1,127,815	(1,285,469)	157,654	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance September 30, 2021, of Level 3 Assets	$14,444,211	$10,412,281	$21,898,315	$46,754,807

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets	$13,049,041

Net realized gain on investments for the period included in changes in net assets	$4,729,466

Note 4. OTHER ASSETS

At September 30, 2022 and December 31, 2021, other assets was comprised of the following:

	September 30, 2022	December 31, 2021
Dividend receivables	$220,891	$99,720
Deferred financing fees, net	118,750	—
Escrow receivables	68,983	71,765
Prepaid expenses	38,693	9,972

Total other assets	$447,317	$181,457

Amortization expense related to the deferred financing fees during the nine months ended September 30, 2022 was $6,250.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2022 or December 31, 2021.

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

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:00:1:00, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2:50:1:00, which is measured quarterly on a trailing twelve-months basis.

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

There was no outstanding balance drawn on the Credit Facility at September 30, 2022. A closing fee of $125,000 was paid related to the closing of this Credit Facility, and it is recorded in Other Assets on the Consolidated Statements of Financial Position at September 30, 2022. This closing fee will be amortized over the life of the Credit Facility. Amortization expense related to the Credit Facility during the nine months ended September 30, 2022 was $6,250.

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statement of Financial Position for the three and nine months ended September 30, 2022 and 2021, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2022	$264,892	$51,679,809	($1,566,605)	$7,286,088	$57,664,184
Payment of dividend	—	—	—	(387,153)	(387,153)
Net increase in net assets from operations	—	—	—	1,104,902	1,104,902

September 30, 2022	$264,892	$51,679,809	($1,566,605)	$8,003,837	$58,381,933

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2021	$264,892	$52,003,545	($1,545,834)	$7,397,218	$58,119,821
Payment of dividend	—	—	—	(258,125)	(258,125)
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	2,321,200	2,321,200

September 30, 2021	$264,892	$52,003,545	($1,566,605)	$9,460,293	$60,162,125

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(1,161,459)	(1,161,459)
Net decrease in net assets from operations	—	—	—	(1,202,024)	(1,202,024)

September 30, 2022	$264,892	$51,679,809	($1,566,605)	$8,003,837	$58,381,933

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Payment of dividend	—	—	—	(774,727)	(774,727)
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	14,852,793	14,852,793

September 30, 2021	$264,892	$52,003,545	($1,566,605)	$9,460,293	$60,162,125

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2022, the Base Management Fee was $225,730 and $696,772, respectively. For the three and nine months ended September 30, 2021, the Base Management Fee was $230,724 and $619,240, respectively. At September 30, 2022 and December 31, 2021, the Corporation had $225,649 and $238,862 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

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

For the nine months ended September 30, 2022 and the nine months ended September 30, 2021, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of September 30, 2022, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2022. At December 31, 2021, there was $652,240 of Capital Gains Fee payable. The Capital Gains Fee earned of $652,240 was included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position and the $3,547,760 cumulative accrued capital gains incentive fee was recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at December 31, 2021.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,667,000 at September 30, 2022, which represents the fee that would be due based on net portfolio appreciation. The $2,667,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at September 30, 2022. At December 31, 2021, there was an accrual of $4,200,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $652,240 and $3,547,760 that would be due based on net portfolio appreciation at December 31, 2021. The $652,240 capital gains fee payable was paid to RCM during the nine months ended September 30, 2022.

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

Note 9.    FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Nine months ended September 30, 2022 (Unaudited) *	Nine months ended September 30, 2021 (Unaudited) *
Income (loss) from investment operations (1):
Investment income	$1.56	$1.10
Expenses	0.29	2.22

Investment income (loss) before income taxes	1.27	(1.12)
Income tax expense	0.03	0.01

Net investment income (loss)	1.24	(0.13)
Net realized and unrealized (loss) gain on investments	(1.71)	6.89

(Decrease) increase in net assets from operations	(0.47)	5.76
Purchase of treasury shares	—	(0.01)
Payment of cash dividend	(0.45)	(0.30)

(Decrease) increase in net assets	(0.92)	5.45

Net asset value, beginning of period	23.54	17.86

Net asset value, end of period	$22.62	$23.31

Per share market price, end of period	$14.65	$16.13

Total return based on market price	(13.8%)	(8.4%)
Total shareholder return (includes dividends paid)	(11.1%)	0.9%
Total return based on net asset value	(3.9%)	30.5%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.26%	10.8%
Ratio of expenses including income taxes to average net assets	1.40%	10.9%
Ratio of net investment income (loss) to average net assets	6.77%	(5.5%)
Debt/Equity ratio	0%	18.0%
Portfolio turnover	5.08%	29.5%
Net assets, end of period	$58,381,933	$60,162,124
Weighted shares outstanding, end of period	2,581,021	2,582,942

(1)	Per share data is based on shares outstanding and the results are rounded to the nearest cent.
*	Amounts are rounded.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on October 6, 2022, the Corporation borrowed $300,000 from the Lender under its Credit Facility for use to fund a debt investment.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates, the impact of COVID-19 on our portfolio companies; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2022; and statements regarding our compliance with the RIC requirements as of September 30, 2022, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the scope of the impact of the COVID-19 pandemic and its specific impact on our portfolio companies, the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2022, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

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

The Board of Directors declared the following quarterly cash dividends during the nine months ended September 30, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.15	March 14, 2022	March 28, 2022
2nd	$0.15	June 1, 2022	June 15, 2022
3rd	$0.15	September 1, 2022	September 15, 2022

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

Financial Condition

Overview:

	September 30, 2022	December 31, 2021	Decrease	% Decrease
Total assets	$61,707,610	$65,644,854	($3,937,244)	(6.0%)
Total liabilities	3,325,677	4,899,438	(1,573,761)	(32.1%)

Net assets	$58,381,933	$60,745,416	($2,363,483)	(3.9%)

Net asset value per share (NAV) was $22.62 at September 30, 2022 and $23.54 at December 31, 2021.

Cash approximated 1.8% of net assets at September 30, 2022, as compared to 1.4% of net assets at December 31, 2021.

During the second quarter of 2022, we entered into a new $25 million senior secured revolving credit facility (the “Credit Facility”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at September 30, 2022. See “Note 6. Senior Secured Revolving Credit Facility” for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2022	December 31, 2021	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$53,118,768	$52,370,668	$748,100	1.4%
Unrealized appreciation, net	6,604,872	11,697,794	(5,092,922)	(43.5%)

Investments, at fair value	$59,723,640	$64,068,462	($4,344,822)	(6.8%)

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 102% of net assets at September 30, 2022 as compared to approximately 106% of net assets at December 31, 2021.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We may also invest in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments during the nine months ended September 30, 2022, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Seybert’s Billiards Corporation (Seybert’s)	$2,200,000
ITA Acquisition, LLC (ITA)	623,810
DSD Operating, LLC (DSD)	318,276

Total of new investments	3,142,086
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	232,936
Seybert’s OID amortization and interest conversion	79,234
Caitec, Inc. (Caitec) interest conversion	54,704
ITA interest conversion	52,475
DSD interest conversion	46,357
Mattison Avenue Holdings, LLC (Mattison) interest conversion	27,734
HDI Acquisition LLC (Hilton Displays) interest conversion	19,835
SciAps, Inc. (Sciaps) OID amortization	11,250
GoNoodle, Inc. (GoNoodle) interest conversion	10,622

Total of other changes to investments	535,147
Investments repaid, sold, liquidated or converted:
New Monarch Machine Tool, Inc. (New Monarch) liquidated	(22,841)
ACV Auctions, Inc. (ACV) sale	(34,440)
Ares Capital Corporation (Ares) sale	(76,320)
GoNoodle debt repayment	(90,175)
FS KKR Capital Corp. (FS KKR) sale	(94,380)
Microcision LLC (Microcision) sale	(110,000)
Owl Rock Capital Corporation (Owl Rock) sale	(347,067)
Golub Capital BDC, Inc. (Golub) sale	(403,910)
SocialFlow, Inc. (Social Flow) sale	(1,750,000)

Total of investments repaid, sold, liquidated or converted	(2,929,133)

Net change in investments, at cost	$748,100

Results of Operations

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

Investment Income

	Three months ended September 30, 2022	Three months ended September 30, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,100,005	$757,781	$342,224	45.2%
Interest from other investments	48	473	(425)	(89.9%)
Dividend and other investment income	421,659	229,909	191,750	83.4%
Fee income	32,553	24,180	8,373	34.6%

Total investment income	$1,554,265	$1,012,343	$541,922	53.5%

The total investment income during the three months ended September 30, 2022 was received from 21 portfolio companies. For the three months ended September 30, 2021 total investment income was generated from 23 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 45% higher during the three months ended September 30, 2022 versus the same period in 2021 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from Applied Image, Inc. (Applied Image), DSD Operating, LLC (DSD), Nailbiter Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The decrease in interest from other investments is due to lower cash balances during the three months ended September 30, 2022 versus the same period in 2021.

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

	Three months ended September 30, 2022	Three months ended September 30, 2021
Carolina Skiff LLC (Carolina Skiff)	$178,570	$—
DSD Operating, LLC (DSD)	114,264	—
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	34,400	32,680
FS KKR	32,160	35,100
PennantPark Investment Corporation (PennantPark)	29,250	23,400
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,290	11,070
Barings BDC, Inc. (Barings)	9,600	8,400
Knoa Software, Inc. (Knoa)	—	87,771
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Golub Capital BDC, Inc. (Golub)	—	9,063

Total dividend and other investment income	$421,659	$229,909

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

The income associated with the amortization of financing fees was $32,553 and $24,180 for the three months ended September 30, 2022 and 2021, respectively.

Expenses

	Three months ended September 30, 2022	Three months ended September 30, 2021	Decrease	% Decrease
Total expenses	$498,959	$961,899	($462,940)	(48.1%)

The decrease in total expenses during the three months ended September 30, 2022 versus the same period in 2021 was primarily due to a $432,000 decrease in the capital gains incentive fee accrual and a $78,148 decrease in interest expense. The decrease in the capital gains incentive fee accrual during the three months ended September 30, 2022 was primarily due to the decrease in unrealized appreciation on our publicly traded securities. The Investment Management Agreement with RCM does not include unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees including unrealized gains on our Consolidated Statement of Financial Position. Our capital gains incentive fee accrual, on our Consolidated Statement of Financial Position, reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though RCM is not entitled to be paid a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

On June 27, 2022, we entered into a credit agreement with M&T Bank, as lender (the “Lender”), which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. We incurred $26,042 in interest expense related to the line of credit during the three months ended September 30, 2022. There was no corresponding expense during the three months ended September 30, 2022.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures, using cash on hand. Therefore, we did not incur any interest expense related to the SBA debentures during the three months ended September 30, 2022, while we incurred $104,190 in interest expense during the same period in 2021.

Net Investment Income

The net investment income for the three months ended September 30, 2022 and 2021 was $1,010,166 and $53,152, respectively.

Realized Gain on Investments

	Three months ended September 30, 2022	Three months ended September 30, 2021	Change
Realized gain on investments before income taxes	$1,919	$2,601,361	($2,599,442)

During the three months ended September 30, 2022, we recognized a gain of $1,919 on GiveGab, Inc. (Givegab), an investment we exited in 2021.

During the three months ended September 30, 2021, we sold our investment in Centivo Corporation and recognized a realized gain of $1,614,433. In addition, during the three months ended September 30, 2021, we recognized a net realized gain of $957,573 on the sale of 50,000 shares of Class A common stock of ACV Auctions, Inc. (ACV). As of September 30, 2021, we owned 540,580 shares of Class A common stock of ACV. In addition, during the three months ended September 30, 2021, we received additional proceeds from the sale of our investment in Givegab and recognized a gain of $29,355.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended September 30, 2022	Three months ended September 30, 2021	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$92,817	($333,313)	$426,130

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2022, was comprised of the following:

Three months ended September 30, 2022
PennantPark Investment Corporation (Pennantpark)	($122,200)
FS KKR Capital Corp. (FS KKR)	(97,920)
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	(86,287)
Barings BDC, Inc. (Barings)	(38,667)
Ares Capital Corporation (Ares)	(18,550)
ACV Auctions, Inc. (ACV)	456,441

Total change in net unrealized appreciation (depreciation) of investments before income taxes	$92,817

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

The change in unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2021, was comprised of the following:

Three months ended September 30, 2021
ACV Auctions, Inc. (ACV)	($4,318,151)
Centivo sale	(584,832)
Knoa Software, Inc. (Knoa)	(544,860)
PennantPark Investment Corporation (Pennantpark)	(22,750)
New Monarch Machine Tool, Inc. (New Monarch)	(22,841)
Owl Rock Capital Corporation (Owl Rock)	(7,300)
Golub Capital BDC, Inc. (Golub)	8,854
Barings BDC, Inc. (Barings)	13,600
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	15,767
Ares Capital Corporation (Ares)	19,800
FS KKR Capital Corp. (FS KKR)	45,360
Mercantile Adjustment Bureau, LLC (Mercantile)	849,040
Tilson Technology Management, Inc. (Tilson)	4,215,000

Total change in net unrealized appreciation (depreciation) of investments before income taxes	($333,313)

Ares, Barings, Carlyle, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021. At September 30, 2021, we held 540,580 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV at September 30, 2021 was valued using a price of $18.12 per share, based upon the three-day average closing price.

In accordance with the Corporation’s valuation policy, we increased the value of our investment in Tilson based on a significant equity financing by new non-strategic outside investors that had a higher valuation for this portfolio company.

During the three months ended September 30, 2021, the valuations of our investments in Knoa and New Monarch were decreased after a review of their operations and financial condition. In addition, our investment in Mercantile was increased during the same three-month period after a review of their financial operations.

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

The net increase in net assets from operations on our consolidated statements of operations for the three months ended September 30, 2022 and 2021 was $1,104,902 and $2,321,200, respectively.

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

Investment Income

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$3,016,976	$2,110,749	$906,227	42.9%
Interest from other investments	49	13,343	(13,294)	(99.6%)
Dividend and other investment income	911,169	613,625	297,544	48.5%
Fee income	104,001	102,055	1,946	1.9%

Total investment income	$4,032,195	$2,839,772	$1,192,423	42.0%

The total investment income during the nine months ended September 30, 2022 was received from 23 portfolio companies as compared to 26 companies during the prior year period.

Interest from portfolio companies – Interest from portfolio companies was approximately 43% higher during the nine months ended September 30, 2022 versus the same period in 2021 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from Applied Image, Inc. (Applied Image), BMP Swanson Holdco, LLC (Swanson), Caitec, Inc. (Caitec), DSD Operating, LLC (DSD), ITA Acquisition, LLC (ITA), Nailbiter Inc. (Nailbiter) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The decrease in interest from other investments is due to lower cash balances during the nine months ended September 30, 2022 versus the same period in 2021.

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Carolina Skiff LLC (Carolina Skiff)	$398,830	$81,801
DSD Operating, LLC (DSD)	114,264	—
Carlyle	103,200	95,460
FS KKR	95,040	99,900
Pennantpark	84,825	70,200
Tilson	39,375	39,375
Ares	28,560	32,670
Barings	28,400	24,000
Golub	9,375	27,188
Owl Rock	9,300	27,900
Knoa	—	87,771
Apollo	—	27,360

Total dividend and other investment income	$911,169	$613,625

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

The income associated with the amortization of financing fees was $94,001 and $57,959 for the nine months ended September 30, 2022 and 2021, respectively.

In addition, during the nine months ended September 30, 2022, we recognized a one-time loan monitoring fee of $10,000 from our investment in Seybert’s. During the nine months ended September 30, 2021, we recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument.

There were no board fees earned during the nine months ended September 30, 2022 and $14,096 in board fees earned for the nine months ended September 30, 2021.

Expenses

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Decrease	% Decrease
Total expenses	$748,139	$5,747,520	($4,999,381)	(87.0%)

The decrease in total expenses during the nine months ended September 30, 2022 versus the same period in 2021 was primarily due to a $4,994,760 decrease in the capital gains incentive fees expense and a $286,528 decrease in interest expense. The decrease was partially offset by a $190,928 increase in professional fees.

The decrease in capital gains incentive fees expense is due to an adjustment of the capital gains incentive fees accrual during the nine months ended September 30, 2022 based on valuation changes within our portfolio companies. The Investment Management Agreement with RCM does not include unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement. However, as required by GAAP, we must accrue capital gains incentive fees including unrealized gains on our Consolidated Statement of Financial Position. Our capital gains incentive fee accrual, on our Consolidated Statement of Financial Position, reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to be paid a capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

On June 27, 2022, we entered into a credit agreement with the Lender, which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. We incurred $26,042 in interest expense related to the line of credit during the nine months ended September 30, 2022. There was no corresponding expense during the nine months ended September 30, 2021.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures. Therefore, we did not incur any interest expense related to the SBA debentures during the nine months ended September 30, 2022, while we incurred $312,570 in interest expense during the same period in 2021.

These decreases are offset by increases in our base management fees and professional fees. The base management fee, payable to RCM, increased 13%, or $77,532, during the nine months ended September 30, 2022 versus the same period in 2021 because, as we deploy more cash into investments, the base management fee payable to RCM increases accordingly. Professional fees increased 50%, or $190,928, during the nine months ended September 30, 2022 versus the same period in 2021 because we incurred increased fees associated with the complex regulatory environment in which we operate.

Net Investment Income (Loss)

The net investment income (loss) for the nine months ended September 30, 2022 and 2021 was $3,200,306 and ($2,924,763), respectively.

Realized Gain on Investments

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Change
Realized gain on investments before income taxes	$690,591	$4,729,466	($4,038,875)

During the nine months ended September 30, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,481,498). Additionally, during the nine months ended September 30, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000 and recognized a realized loss of ($22,841) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We recognized a realized gain on the receipt of $38,881 from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. We also recognized a realized gain of $1,919 from additional proceeds received from GiveGab, Inc. (Givegab), an investment we exited during 2021.

We recognized a net realized gain of $1,701,446 on the sale of 123,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the nine months ended September 30, 2022. At September 30, 2022, we owned 319,934 shares of Class A common stock of ACV.

In addition, during the nine months ended September 30, 2022, we recognized a $73,101 realized gain on the sale of 31,250 shares of Golub Capital BDC, Inc (Golub), a $97,932 realized gain on the sale of 30,000 shares of Owl Rock Capital Corporation (Owl Rock), a $50,238 realized gain on the sale of 6,000 shares of Ares Capital Corporation (Ares), and a $41,413 realized gain on the sale of 6,000 shares of FS KKR Capital Corp. (FS KKR).

During the nine months ended September 30, 2021, we sold our investment in Givegab and recognized a gain of $1,846,705, sold our investment in Centivo Corporation and recognized a gain of $1,614,433, and sold our investment in ClearView Social, Inc. and recognized a gain of $135,430. The realized gain from the sale of our investment in Clearview Social included $35,766 that was held in escrow and was received during the nine months ended September 30, 2022.

In addition, during the nine months ended September 30, 2021 we recognized a net realized gain of $957,573 on the sale of 50,000 shares of ACV. As of September 30, 2021, we owned 540,580 shares of ACV. During the nine months ended September 30, 2021, we also sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000.

Change in Unrealized (Depreciation) Appreciation of Investments

	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	($5,092,921)	$13,049,041	($18,141,962)

The change in net unrealized (depreciation) appreciation, before income taxes, for the nine months ended September 30, 2022, was comprised of the following:

Nine months ended September 30, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
Barings BDC, Inc. (Barings)	(101,200)
Ares Capital Corporation (Ares)	(132,230)
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	(162,540)
FS KKR Capital Corp. (FS KKR)	(204,140)
PennantPark Investment Corporation (Pennantpark)	(260,650)
ACV Auctions, Inc. (ACV)	(5,749,816)

Total change in net unrealized (depreciation) appreciation of investments before income taxes	($5,092,921)

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Social Flow, Golub and Owl Rock during the nine months ended September 30, 2022.

The change in net unrealized appreciation, before income taxes, for the nine months ended September 30, 2021, was comprised of the following:

Nine months ended September 30, 2021
Open Exchange	$4,918,061
Tilson	4,215,000
ACV	3,277,495
Mercantile	849,040
Pennantpark	296,501
FS KKR	276,465
Carlyle	225,007
Ares	97,560
Barings	73,867
Golub	58,022
Owl Rock	44,900
Apollo	(7,616)
New Monarch	(22,841)
Post Process	(122,728)
Knoa	(544,860)
Centivo sale	(584,832)

Total change in net unrealized appreciation of investments before income taxes	$13,049,041

Ares, Barings, Carlyle, FS KKR, Golub, Owl Rock and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter. We sold our Apollo shares during the nine months ended September 30, 2021.

ACV completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021. At September 30, 2021, we held 540,580 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV at September 30, 2021 was valued using a price of $18.12 per share, based upon the three-day average closing price.

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

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

The net (decrease) increase in net assets from operations on our consolidated statements of operations for the nine months ended September 30, 2022 and 2021 was ($1,202,024) and $14,852,793, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of September 30, 2022, our total liquidity consisted of approximately $1,035,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a new $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. As of September 30, 2022, under the borrowing base formula described above, we could have borrowed approximately $21.0 million under the Credit Facility.

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

There was no outstanding balance drawn on the Credit Facility at September 30, 2022. See “Note 6. Senior Secured Revolving Credit Facility” on our Consolidated Statement of Financial Position for additional information regarding the terms of our Credit Facility. See “Note 10. Subsequent Event”.

For the nine months ended September 30, 2022, we experienced a net increase in cash of approximately $202,000, which is a net effect of approximately $1,488,000 of cash provided in our operating activities and approximately $1,286,000 used in our financing activities.

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

At September 30, 2022, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2022 – 7/31/2022	—	—	—	$1,500,000
8/1/2022 – 8/31/2022	—	—	—	$1,500,000
9/1/2022 – 9/30/2022	—	—	—	$1,500,000

Total	—	—	—

(1)	There were no shares repurchased during the quarter.
(2)	The average price paid per share is calculated on a settlement basis and includes commission.
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

Dated: November 7, 2022

/s/ Daniel P. Penberthy Daniel P. Penberthy, Chief Executive Officer and President (Chief Executive Officer)

Dated: November 7, 2022

/s/ Margaret W. Brechtel Margaret W. Brechtel, Executive Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer)