Form 10-K
period 2022-12-31
RAND CAPITAL CORP
filed 2023-03-10
CIK 81955

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).        Yes  ☐        No  ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $12,260,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 10, 2023, there were 2,581,021 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1.    Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, diversified, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at December 31, 2022. Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM (the “Adviser Change of Control”), Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”), the term of which has been extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023. The terms of the Investment Management Agreement are identical to those contained in the prior investment management agreement that was in effect prior to the Adviser Change of Control (the “Prior Investment Management Agreement”) with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM, the term of which has been extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023, and terminated the prior administration agreement (the “Prior Administration Agreement”). The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement. After December 31, 2023, the Investment Management Agreement and Administration Agreement will continue automatically for successive annual periods provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We are an externally managed, closed-end, diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business—Regulations.”

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

The Board of Directors declared the following cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.10	March 15, 2021	March 29, 2021	Regular Quarterly
2nd	$0.10	June 2, 2021	June 16, 2021	Regular Quarterly
3rd	$0.10	September 2, 2021	September 16, 2021	Regular Quarterly
4th	$0.10	December 20, 2021	December 31, 2021	Regular Quarterly
4th	$0.04	December 20, 2021	December 31, 2021	Supplemental

The Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Supplemental

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at December 31, 2022: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order for relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine (www.callodine.com) is a yield focused asset management platform. The New Order was sought in connection with the completion of the Adviser Change of Control. After the Adviser Change of Control, Callodine held a controlling interest in RCM. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website our annual and quarterly reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the symbol “RAND.”

Our Investment Objectives and Strategy

Our investment activities are managed by our external investment adviser, RCM. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand during 2022 were, and the investments to be made by Rand in the future, are expected to be made primarily in debt instruments. At times when excess cash is available, we may also invest in high yielding publicly traded equity instruments that provide income through dividends and are relatively more liquid than our private company equity investments based on our available cash and projected cash needs.

We expect to co-invest in privately held, lower middle market companies with committed and experienced management in a broad variety of industries. We seek to invest in early to later stage businesses that have sustainable, differentiated and market-accepted products and have revenue of more than $2 million and a clear path to free cash flow or are already generating up to $5 million in EBITDA. We provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Prospectively, our typical investment is expected to be in the range of $2 million to $4 million in any one portfolio company. The debt we invest in is not expected to be rated by a rating agency and, if it were, would be below investment grade. Because of the higher risk nature of our investments, we require board observation or informational rights and may require a board seat.

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

In a typical private financing, a member of RCM’s investment committee (the “Investment Committee”) will review and analyze through due diligence, the business plan and operations of the potential portfolio company. Additionally, the Investment Committee will familiarize themselves with the portfolio company’s industry and competitive landscape and may conduct reference checks with its customers and suppliers. RCM’s Investment Committee will then review the transaction and, if approved, the transaction will be funded by Rand.

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

Disposition of Investments

We may exit investments through the maturity of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the portfolio company. We anticipate the principal amount of our debt investments will be repaid with interest and may realize further appreciation from warrants or other equity type instruments received in connection with an investment.

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

Effective December 1, 2021, Daniel P. Penberthy was appointed to serve as President and Chief Executive Officer of Rand and Margaret Brechtel was appointed to serve as Executive Vice President, Treasurer, Chief Financial Officer and Secretary of Rand.

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

The Adviser’s services under the Investment Management Agreement are not exclusive, and it may furnish similar services to other entities. In addition, subject to compliance with the requirements of the 1940 Act, the Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Advisor”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation payable to any Sub-Advisor.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio manager is Daniel P. Penberthy, who manages our investment portfolio on a day-to-day basis. All decisions to acquire or dispose of assets on our behalf are made by the Adviser’s Investment Committee. Each decision must be approved by a majority vote of the Investment Committee members.

During 2022, the following Investment Committee members each had active business or investment relationships with Callodine. From January 1, 2022 to December 31, 2022 the Investment Committee was comprised of the following five individuals:

•	Scott Barfield;

•	Brian Collins;

•	Adam Gusky;

•	James Morrow; and

•	Daniel P. Penberthy.

We believe that each member of the Investment Committee during 2022 had significant and substantial experience making and managing investments in debt and equity instruments that are consistent with our investment objectives and strategies across market cycles and industries. We believe that the experience and investing acumen of RCM’s Investment Committee provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in lower middle-market companies.

All potential investment opportunities undergo an initial informal review by members of the Investment Committee and each potential investment opportunity that is determined to have merit is then presented and evaluated at Investment Committee meetings in which the members of the Investment Committee discuss the qualities and risks of that potential investment opportunity and the pricing and structure for the investment.

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

Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses, or unrealized capital appreciation or depreciation.

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

However, the Income Based Fee paid to the Adviser shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the eleven calendar quarters immediately preceding such calendar quarter.

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

Example 2: Capital Gains Fee Calculations:

Alternative 1

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

Year 2:	Investment A sold for $50.0 million and fair market value (“FMV”) of Investment B determined to be $32.0 million

Year 3:	FMV of Investment B determined to be $25.0 million

Year 4:	Investment B sold for $31.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None

Year 2:	Capital Gains Fee of $6.0 million — ($30.0 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3:	None — $5.0 million (20.0% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous Capital Gains Fee paid in Year 2)

Year 4:	Capital Gains Fee of $0.2 million — $6.2 million ($31.0 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (Capital Gains Fee taken in Year 2)

Alternative 2

Assumptions:

Year 1:	$20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

Year 2:	Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

Year 3:	FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

Year 4:	FMV of Investment B determined to be $35.0 million

Year 5:	Investment B sold for $20.0 million

The Capital Gains Fees, if any, would be calculated as follows:

Year 1:	None

Year 2:	$5.0 million Capital Gains Fee—20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)

Year 3:	$1.4 million Capital Gains Fee—$6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million Capital Gains Fee received in Year 2

Year 4:	$0.6 million Capital Gains Fee—$7.0 million (20.0% multiplied by $35.0 million cumulative realized capital gains) less cumulative $6.4 million Capital Gains Fee received in Year 2 and Year 3

Year 5:	None — $5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative Capital Gains Fee paid in Year 2, Year 3 and Year 4

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

Duration and Termination

The Investment Management Agreement was executed on December 31, 2020 and had an initial term of two years after this date. Our Board approved the Investment Management Agreement on October 29, 2020 and it was approved by our shareholders at the Special Meeting held on December 16, 2020. Thereafter, the Investment Management Agreement will continue to renew automatically for successive annual periods so long as such continuance is specifically approved at least annually by:

(i) the vote of our Board, or by the vote of shareholders holding a majority of the outstanding voting securities of Rand; and

(ii) the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act.

On November 12, 2022, our Board, including all four independent directors, approved the renewal of the Investment Management Agreement for a period of twelve months commencing December 31, 2022.

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

In full consideration of the provision of the services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities. Costs and expenses to be paid by us include those relating to: organization; calculating NAV (including the cost and expenses of any independent valuation firm); expenses incurred by the Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on its prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees (other than fees (if any) payable to a sub-advisor retained by the Adviser under the Investment Management Agreement); administration fees; transfer agent and custodial fees; federal and state registration fees; all costs of registration and listing of our common stock on any securities exchange; federal, state, local and other taxes; directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); costs of any reports, proxy statements or other notices to shareholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including independent auditors and outside legal costs; and all other expenses incurred by us or the Adviser in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, and our allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs (including travel expenses).

The Administration Agreement was executed on December 31, 2020, the same date as the Investment Management Agreement, and had an initial term of two years after that date, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. On November 12, 2022, our Board, including all four independent directors, approved the renewal of the Administration Agreement for a period of twelve months commencing December 31, 2022. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Regulations

The following discussion is a general summary of the material laws and regulations governing BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

We have elected to be regulated as a BDC under the 1940 Act. Although the 1940 Act exempts a BDC from registration under the 1940 Act as a registered investment company, the 1940 Act contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1) be a domestic company;

(2) have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those non-qualifying investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2022, we were in compliance with this rule.

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

Item 1A.    Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, the following information should be carefully considered before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose part or all of your investment.

We have listed below the material risk factors applicable to us grouped into the following categories: Risks related to our Business and Structure, Risks related to our Investments, Risks related to our Indebtedness, Risks related to our Common Stock and Risks Relating to U.S. Federal Income Tax.

Risks related to our Business and Structure

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight by our Board. After the completion of the Transaction, we no longer have any employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments.

We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals, and the Investment Committee to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and monitor those investments, and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. The Corporation does not have any employment agreements with key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. RCM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. The loss of a material number of investment professionals to which RCM has access or members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations.

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

We are subject to risks created by our highly regulated environment.

We are regulated by the SEC as a BDC and subject to the requirements applicable to BDCs under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs and their external advisers. Changes in the laws or regulations that govern BDCs could significantly affect our business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing our business could have a material impact on our financial condition and our results of operations. Moreover, the laws and regulations that govern BDCs may place conflicting demands on the manner in which we operate, and the resolution of those conflicts may restrict or otherwise adversely affect our operations. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2022, 90% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we typically invest. Investments are valued in accordance with our established valuation policy and are stated at fair value and approved by our Board. The inputs into the determination of fair value of these investments may require significant judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed. Any changes in estimated value are recorded in the consolidated statement of operations as “Net change in unrealized appreciation/depreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM faces competition in effecting our investing activities from many entities including private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we choose to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this public disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

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

RCM and its affiliates receive fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the advice provided to us. Generally, the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to RCM under the terms of the Investment Management Agreement. These compensation arrangements could affect RCM or its affiliates’ judgment with respect to investments made by us, which allows RCM to earn increased asset management fees.

The COVID-19 pandemic has negatively affected, and may continue to negatively affect, the operating results, financial conditions or liquidity of our portfolio companies, which may negatively affect our operating results.

Beginning in March 2020, the global outbreak of COVID-19 (“coronavirus”) created significant uncertainty and economic disruption as governments took broad action to mitigate this public health crisis. As a result, the business, operating results, financial condition and liquidity of our portfolio companies have been, and may continue to be, materially and adversely affected. Specific impacts to the businesses of our portfolio companies include labor shortages, disruptions in the supply chain, delayed or reduced customer orders and sales, and delays in shipments to and from certain countries. Therefore, we have been, and may in the future be, required to restructure certain of our investments on terms that are less favorable to us to avoid potential bankruptcies and other solvency issues for our portfolio companies. A substantial negative impact to one or more of our portfolio companies resulting from the coronavirus pandemic could have a material adverse effect on our business, financial condition and results of operations.

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

On October 7, 2020, we, RCM and certain of our affiliates received the Order from the SEC to permit us to co-invest in portfolio companies with certain other affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with our investment objective, subject to compliance with certain conditions. On March 29, 2021, the SEC granted us, RCM, Callodine, and certain of their affiliates the New Order that supserseded the Order and permits us to co-invest with affiliates managed by RCM and Collodine. The New Order was sought in connection with the completion of the Adviser Change of Control. After the Adviser Change of Control, Callodine held a controlling interest in RCM. Pursuant to the New Order, we generally are permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

In situations when co-investment with funds managed by RCM or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, RCM and its affiliates will need to decide which client or clients (including us) will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that a client (other than us) is granted the opportunity to proceed with the investment, we will not be permitted to participate in the investment we otherwise may have made.

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

Under the Investment Management Agreement and the Administration Agreement, RCM does not assume any responsibility to us other than to render the services described in the Investment Management Agreement and Administration Agreement, as applicable, and it is not responsible for any action of our Board in declining to follow RCM’s advice or recommendations. Pursuant to the Investment Management Agreement and the Administration Agreement, RCM, its members and their respective officers, managers, partners, agents, employees, controlling persons, members and any other person affiliated with any of them are not liable to us for their acts under the Investment Management Agreement and Administration Agreement, as applicable, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect RCM, its members and their respective officers, managers, partners, agents, employees, controlling persons and any other person affiliated with any of them with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of RCM’s duties or obligations under the Investment Management Agreement or Administration Agreement, as applicable, or otherwise as investment adviser or administrator, as applicable, for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Management Agreement or the Administration Agreement. These protections may lead RCM to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the terms of the Investment Management Agreement, the Base Management Fee is payable even if the value of our investment portfolio declines. The Base Management Fee is calculated based on the total assets (other than cash or cash equivalents but including assets purchased with borrowed funds), as determined according to procedures duly adopted by the Board. Accordingly, the Base Management Fee is payable regardless of whether the value of Rand’s total assets or investment portfolio has decreased during the then-current quarter and creates an incentive for RCM to incur leverage, such as borrowings under our Credit Facility, which may not be consistent with our shareholders’ interests.

The Incentive Fee payable to RCM is calculated based on a percentage of our return on invested capital. The terms of the Incentive Fee calculation may create an incentive for RCM to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. Unlike the Base Management Fee, the Income Based Fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on net assets, and because the use of leverage, such as borrowings under our Credit Facility, increases gross assets without any corresponding increase in net assets, RCM may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that the hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.

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

In addition to amounts available to be borrowed under our Credit Facility, we may also issue debt securities or borrow additional amounts from financial institutions in order to obtain such additional capital, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue debt securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% immediately after such issuance or incurrence. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC election. As a result, these earnings may not be available to fund new investments if such distributions are made in cash.

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

Our and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we or RCM may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information stored in, or transmitted through, our or RCM’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or RCM’s operations, which could result in damage to our or RCM’s reputation, financial losses, litigation, increased costs or regulatory penalties. Furthermore, if one of these events were to occur at one of our portfolio companies, it could impact their business, financial condition and results of operations, which could negatively impact our investment. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, and transfer agents) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We and RCM have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within our organization and RCM, but we remain potentially vulnerable to additional known and unknown threats.

We may experience fluctuations in our annual and quarterly results.

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including RCM’s ability or inability to make investments in companies that meet our investment criteria, RCM’s transition of Rand’s portfolio to include more interest-yielding securities, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and the timing of RCM’s decision to exit from certain of our investments, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future quarters or any future fiscal years.

We are subject to risks related to corporate social responsibility.

Our business and the businesses of our portfolio companies are facing increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we fail to act responsibly in several areas, such as diversity, equity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and having RCM consider ESG factors in their investment processes on our behalf. Failure to act responsibly with respect to ESG activities could negatively impact our reputation, our relationship with existing and future portfolio companies, and our relationships with our investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business and the businesses of our portfolio companies. New laws and regulations increase our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our results of operation.

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

Any unrealized losses we experience in our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its debt repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

We may be subject to risks associated with our origination of, or investment in, covenant-lite loans to our portfolio companies.

We have originated or invested in, and may in the future originate or invest in, covenant-lite loans to our portfolio companies, which means the loan agreement or other debt instrument governing these debt obligations contains fewer maintenance covenants than other loan agreements or debt obligations, or no maintenance covenants, and may not include covenants that we could use to monitor the financial performance of the portfolio company borrower, including covenants based upon compliance with financial ratios, and declare a default under the loan agreement or other debt instrument if the specified covenants are breached. While these loans or other debt obligations to portfolio company borrowers may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made to the same portfolio company borrower as it does not require this borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis, as is generally required under a covenant-heavy loan agreement or other debt instrument. Generally, covenant-lite loans or other debt instruments provide borrowers more freedom, which may negatively impact lenders because these covenants, if any, tend to be incurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower, rather than by deterioration in the borrower’s financial condition. Should the financial condition of a portfolio company borrower begin to deteriorate, our investment in or origination of covenant-lite loans or other debt instruments to such portfolio company borrower may potentially reduce our ability to restructure such problematic loan and mitigate potential loss. As a result of our investment in or origination of covenant-lite loans, our exposure to losses may be increased, which could result in an adverse impact on the Corporation’s revenues, net income and NAV per share.

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

Any of these factors or changes thereto could impair a small company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our debt securities. This, in turn, could result in losses in our investments and a decrease in our net interest income and net asset value per share.

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

We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments that will typically have substantially lower yields than the debt being prepaid or repay outstanding borrowings under our Credit Facility that has a lower interest rate than the yield of the debt being prepared, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Risks related to our Indebtedness

We may borrow additional money, which would magnify the potential for loss on amounts invested and may increase the risk of investing with us.

We have outstanding existing indebtedness and, subject to the limitations imposed under our Credit Agreement, may in the future borrow additional money under our Credit Facility with M&T Bank, as lender, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance, which is impacted by the financial performance of our portfolio companies, and is subject to prevailing economic conditions and competitive pressures.

If the fair value of our consolidated assets decreases while we have debt outstanding, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. In addition, if the fair value of our consolidated assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act or our Lender. Similarly, any decrease in our consolidated income while we have debt outstanding would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions to shareholders and the price of our common stock.

Because we often borrow money to make our investments, if market interest rates were to increase, our cost of capital under our Credit Facility could increase, which could reduce our net investment income.

Because we often borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds under our Credit Facility to make an investment and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income.

Provisions in our Credit Facility or any other future borrowing facility limit our discretion in operating our business.

The Credit Facility is, and any future borrowing facility may be, backed by all of our portfolio company investments on which the lenders will or, in the case of a future facility, may have a security interest. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. If we were to default under the terms of any debt instrument, including under the Credit Facility, the agent for the lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, any security interests as well as negative covenants under the Credit Facility or any other borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under the Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the Credit Facility or any other borrowing facility, which could have a material adverse impact on our ability to fund future investments and to make distributions to shareholders.

An event of default under the Credit Facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flows and impair our ability to grow our business and maintain our qualification as a RIC.

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

Our investments, in accordance with our investment objective and principal strategies, result in a greater than average amount of risk and volatility and may result in loss of principal. Our investments in portfolio companies are often highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for investors for whom such risk is inappropriate. Neither our investments nor an investment in our shares constitutes a balanced investment program.

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

No assurance can be given that we will be able to maintain RIC status, and we will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code. In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our shareholders.

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

•

The asset diversification requirement will only be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other regulated investment companies, and investments in other securities that, with respect to one issuer, do not represent more than 5% of our total assets or 10% of the voting securities of the issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. Government securities or securities of other regulated investment companies, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of regulated investment company status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in our debt instruments having original issue discount (“OID”) for tax purposes, which we must recognize as ordinary income as such original issue discount accrues regardless of whether we have received any corresponding payment of such discount. Other features of debt instruments that we hold may also cause such instruments to generate original issue discount.

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

Shareholders of Record

On March 2, 2023, we had a total of approximately 1,065 shareholders, which included 48 record holders of our common stock, and an estimated 1,017 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Share Price Data

Our common stock is traded on The Nasdaq Capital Market under the symbol “RAND.” Our common stock has historically traded at prices both above and below our net asset value per share. It is not possible to predict whether our common stock will trade at, above or below net asset value. See “Risk Factors — Risks Relating to Our Common Stock - Our shares often trade at a discount to our net asset value.”

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2022 and 2021, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset Value (1)	Price Range		High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)	Cash Dividend Per Share
		High	Low
Year ended December 31, 2021
First Quarter	$20.87	$19.00	$14.06	(8.96%)	(32.63%)	$0.10
Second Quarter	$22.51	$18.96	$16.54	(15.77%)	(26.52%)	$0.10
Third Quarter	$23.31	$26.98	$15.64	15.74%	(32.90%)	$0.10
Fourth Quarter	$23.54	$17.60	$15.01	(25.23%)	(36.24%)	$0.14
Year ended December 31, 2022
First Quarter	$23.23	$17.49	$13.71	(24.71%)	(40.98%)	$0.15
Second Quarter	$22.34	$15.90	$14.00	(28.83%)	(37.33%)	$0.15
Third Quarter	$22.62	$18.80	$13.04	(16.89%)	(42.35%)	$0.15
Fourth Quarter	$22.36	$16.92	$13.29	(24.33%)	(40.56%)	$0.38

(1)

Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

(2)	Calculated as the respective high or low closing sales price less net asset value, divided by net asset value (in each case, as of the applicable quarter).

Dividends

We have elected U.S. federal tax treatment as a RIC as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and timely distribute to our shareholders at least 90% of our investment company taxable income, as defined in Subchapter M of the Internal Revenue Code, for each tax year. If we make the requisite distributions to our shareholders, this will generally relieve us from any requirement to pay corporate-level U.S. federal income taxes with respect to all income distributed to our shareholders.

Our dividends, if any, are determined by our Board. Rand’s Board declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders.

The Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Supplemental

Share Repurchase Program

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2022 – 10/31/2022	—	$—	—	$1,500,000
11/1/2022 – 11/30/2022	—	$—	—	$1,500,000
12/1/2022 – 12/31/2022	—	$—	—	$1,500,000

Total	—	$—	—

(1)	There were no shares repurchased, in open market transactions, during the fourth quarter of 2022.

(2)	The average price paid per share is calculated on a settlement basis and includes commission.

(3)

On April 21, 2022, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 21, 2023. During the year ended December 31, 2022, we did not repurchase any shares of our common stock.

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our common stock, the Nasdaq Market Index, the S&P BDC Index, and our peer group, assuming a base index of $100 at the end of 2017. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2022

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

YEAR ENDED DECEMBER 31,

Company/Index/Market	2017	2018	2019	2020	2021	2022
Rand Capital Corporation	$100.00	$82.81	$88.88	$126.97	$125.75	$104.31
NASDAQ Market Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
S&P BDC Index	$100.00	$92.99	$119.18	$108.64	$149.29	$135.27
Peer Group Index	$100.00	$111.53	$107.07	$82.21	$108.42	$95.30

Our peer group is comprised of the following companies:

Great Elm Capital Corp. (NasdaqGM: GECC)

Investcorp Credit Management BDC Inc. (NasdaqGS: ICMB)

Oxford Square Capital Corp. (NasdaqGM: OXSQ)

Portman Ridge Financial Corp (NasdaqGS: PTMN)

We selected the peer group for the year ending December 31, 2021 because we believed that the issuers included in this group had investment objectives that were similar to ours, as they are each an externally managed BDC that pays a regular cash dividend. For the year ending December 31, 2022, we utilized the Nasdaq Market Index and S&P BDC Index for our stock performance graph.

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

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear, directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Form 10-K contains a reference to fees or expenses, paid by “us” or that “we” will pay fees or expenses, our shareholders will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)

Total shareholder transaction expenses	—
Annual expenses (as a percentage of net assets attributable to common stock):
Base Management Fees	1.90	% (3)
Incentive Fees	0.58	% (4)
Interest payments on borrowed funds	1.80	% (5)
Other expenses	2.77	% (6)

Total annual expenses	7.05%

(1)

In the event that the securities are sold to or through underwriters or agents, the applicable prospectus or prospectus supplement will disclose the applicable sales load (underwriting discount or commission) to be borne by us and our shareholders.

(2)

The applicable prospectus or prospectus supplement will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)

We are externally managed by RCM, and the Base Management Fee is calculated at an annual rate of 1.50% of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). Consequently, if we have borrowings outstanding, the Base Management Fee as a percentage of net assets attributable to common shares would be higher than if we did not utilize leverage.

(4)

The portion of Incentive Fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the year ended December 31, 2022 and paid during the first quarter of 2023. Such Incentive Fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive Fees in respect of net investment income do not include incentive fees in respect of net capital gains. See “Item 1. Business — Incentive Fees.” As we cannot predict our future net investment income or capital gains, the Incentive Fee paid in future periods, if any, may be substantially different than the fee reported during the year ended December 31, 2022.

(5)

Assumes borrowings representing approximately 14% of our average net assets at an average annual interest rate of 8.0%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and RCM’s assessment of market and other factors at the time of any proposed borrowing.

(6)	Other expenses in this table represents our estimated operating expenses and income tax expenses for the fiscal year ending December 31, 2023.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our interest payments on borrowed funds, capital gains incentive fees paid, and other annual operating expenses would remain at the levels set forth in the table above. The example assumes that all dividends and other distributions are reinvested at NAV.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return	$104	$301	$480	$856

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Assuming a 5% annual return, the Income Based Fee under the Investment Management Agreement may not be earned or payable and is not included in the example. If we achieve sufficient returns on our investments to trigger the Income Based Fee of a material amount, our expenses, and returns to our investors, would be higher.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Item 6.	(Reserved.)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8 of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2022; and statements regarding our compliance with the RIC requirements as of December 31, 2022, and future dividend payments are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

Overview

We are an externally managed investment company that lends to and invests in lower middle market companies. At times when excess cash is available, we also invest in high yielding publicly traded equity securities. Our investment objective is to generate current income and when also possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Prior to 2020, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and had been licensed by the U.S. Small Business Administration (“SBA”) since 2002. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. In connection with the surrender of its SBIC license, Rand SBIC changed its name to Rand Capital Sub, Inc. (“Rand Sub”), withdrew its election to be regulated as a BDC, and merged with and into Rand Capital Sub LLC, a Delaware limited liability company, a wholly owned subsidiary of Rand. All of our investments going forward are expected be made out of Rand Capital Corporation (the “Corporation”, “we” or “Rand”).

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

In December 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”) planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East (the “Adviser Change of Control”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change of Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020, under subchapter M of the Internal Revenue Code of 1986, as amended, on our timely filed U.S. Federal tax return for the 2020 tax year. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2022, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends.

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

The Rand Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Supplemental

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the SEC to permit the Corporation to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. The New Order was sought in connection with the completion of the Adviser Change of Control. After the Adviser Change of Control, Callodine held a controlling interest in RCM. Pursuant to the New Order, the Corporation is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

Outlook

Rand’s strategy is to continue to grow and scale its business by focusing on debt and related equity investments in privately-held, lower middle market companies to drive investment income growth in order to increase the dividend paid to its shareholders. During 2022, we paid total dividends of $0.83 per share, which included a $0.18 per share supplemental dividend. This total represented an increase of nearly 90% over our 2021 distributions. Given our strong performance during the year, we raised our regular quarterly cash dividend by 33%, or $0.05 per share, to $0.20 per share in the fourth quarter of 2022.

We began 2022 with $834 thousand in cash. During the past year, we monetized some equity investments, exited some of our publicly traded securities and had loan repayments that provided approximately $5.2 million of cash proceeds. In total, we put approximately $7.0 million of available cash to work during 2022, primarily in income producing investments to increase our investment income. Also, in support of our strategy, we added a new source of capital by securing a $25 million senior secured revolving credit facility during the second quarter of 2022. At the end of 2022, having put our capital to work and distributing $2.1 million in cash to shareholders, we had $1.4 million in cash on hand and $19.3 million of availability on the credit facility for future investments. We also plan to use our publicly traded equity investments as available liquidity and capital for prospective opportunities that will provide higher yields.

We made progress in shifting our investment portfolio composition towards more debt instruments, and we expect that trend to continue as we execute our strategy in 2023. At December 31, 2022, our portfolio was comprised of 56% interest yielding debt instruments compared with 46% at the end of 2021, improving our portfolio yield and net interest income. The annualized weighted average yield of the portfolio was 12.6% at the end of 2022 compared with 12.3% at the end of 2021.

With the support of our strong liquidity position, we believe we can continue to execute our strategy to grow our portfolio, drive investment income and support a growing dividend.

Trends and Opportunities

We believe the combination of cash on hand, line of credit availability, highly liquid publicly traded BDC stocks, proceeds from portfolio exits, and prospective investment income provide us the liquidity that will enable us to add new investments to our portfolio and reinvest in existing portfolio companies that demonstrate continued growth potential. We are actively building a pipeline of investment opportunities in order to put our capital to work.

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

•

We believe that the establishment of RCM as our external investment adviser and its ownership by Callodine, as well as our relationship with East, broadens our potential pipeline of investment opportunities to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments to support and to allow us to continue to increase our regular cash dividend for shareholders and complement these securities with equity investments that drive capital appreciation.

•

We believe an opportunity for lending to lower middle market companies exists because the consolidation among commercial banks has reduced their focus on the lower middle market business. Heightened regulatory requirements for commercial banks have also resulted in less participation by banks in the lower middle market lending arena, opening up opportunities for alternative lenders such as us.

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

•

We believe we have sufficient liquid assets to both invest in new opportunities and to repurchase shares. On April 21, 2022, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 21, 2023. During the year ended December 31, 2022, we did not repurchase any shares.

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

At December 31, 2022, 10% of our investments were Level 1 investments and 90% were Level 3 investments. At December 31, 2021, 22% of our investments were Level 1 investments and 78% were Level 3 investments. There were no Level 2 investments at December 31, 2022 or December 31, 2021.

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

For investments made within the last year, we generally rely on the cost basis, which is deemed to represent fair value, unless other fair market value inputs are identified causing us to depart from this basis.

Loans and Debt Securities

The significant unobservable inputs used in the fair value measurement of our loan and debt securities are the financial and operational performance of the portfolio company, similar debt with similar terms with other portfolio companies, as well as the market acceptance for the portfolio company’s products or services. These inputs will likely provide an indicator as to the probability of principal recovery of the investment. Our loan and debt investments are often junior secured or unsecured securities. Fair value may also be determined based on other criteria where appropriate. Significant changes to the unobservable inputs may result in a change in fair value. For recent investments, we generally rely on the cost basis, which is deemed to represent the fair value, unless other fair value inputs are identified causing us to depart from this basis.

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

Financial Condition

Overview:

	12/31/22	12/31/21	(Decrease) Increase	% (Decrease) Increase
Total assets	$63,481,192	$65,644,854	($2,163,662)	(3.3%)
Total liabilities	5,759,872	4,899,438	860,434	17.6%

Net assets	$57,721,320	$60,745,416	($3,024,096)	(5.0%)

Net asset value (NAV) was $22.36 per share at December 31, 2022 versus $23.54 per share at December 31, 2021.

Cash approximated 2% of net assets at December 31, 2022 compared to 1% at December 31, 2021.

During the second quarter of 2022, we entered into a new $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At December 31, 2022, there was $2,550,000 drawn on the Credit Facility. See “Note 5. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings, which are investments in small companies. The following summarizes our investment portfolio at the year ends indicated.

	12/31/22	12/31/21	Change	% Change
Investments, at cost	$55,716,237	$52,370,668	$3,345,569	6.4%
Unrealized appreciation/depreciation, net	5,788,022	11,697,794	(5,909,772)	(50.5%)

Investments, at fair value	$61,504,259	$64,068,462	($2,564,203)	(4.0%)

Number of Active Portfolio Companies	29	34

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 107% of net assets at December 31, 2022 and 106% of net assets at December 31, 2021.

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

The change in investments, at cost, during the year ended December 31, 2022, is comprised of the following:

Cost Increase (Decrease)
New investments:
BMP Food Service Supply Holdco, LLC (FSS)	$3,100,000
Seybert’s Billiards Corporation (Seybert’s)	2,394,000
ITA Acquisition, LLC (ITA)	623,810
SciAps, Inc. (Sciaps)	590,000
DSD Operating, LLC (DSD)	318,276

Total of new investments	7,026,086
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	325,720
Seybert’s OID amortization and interest conversion	110,496
ITA interest conversion	99,595
Caitec, Inc. (Caitec) interest conversion	73,326
DSD interest conversion	62,323
Mattison Avenue Holdings LLC (Mattison) interest conversion	37,175
HDI Acquisition LLC (Hilton Displays) interest conversion	26,587
Sciaps OID amortization	15,000
GoNoodle, Inc. (GoNoodle) interest conversion	14,142

Total of other changes to investments	764,364

Cost Increase (Decrease)
Investments repaid, sold, liquidated or converted:
SocialFlow, Inc. (Social Flow) sale	(1,750,000)
Empire Genomics Corp (Empire Genomics) debt repayment	(1,444,915)
Golub Capital BDC, Inc. (Golub) sale	(403,910)
Owl Rock Capital Corporation (Owl Rock) sale	(347,067)
Microcision LLC (Microcision) sale	(110,000)
FS KKR Capital Corp. (FS KKR) sale	(94,380)
GoNoodle debt repayment	(90,175)
Ares Capital Corporation (Ares) sale	(76,320)
Lumious (Tech 2000, Inc.) debt repayment	(70,833)
ACV Auctions, Inc. (ACV) sale	(34,440)
New Monarch Machine Tool, Inc. (New Monarch) liquidated	(22,841)

Total of investments repaid, sold, liquidated or converted	(4,444,881)

Net change in investments, at cost	$3,345,569

Our top five portfolio companies represented 48% of total assets at December 31, 2022:

Company	Industry	Fair Value at December 31, 2022	% of Total Assets at December 31, 2022
Tilson Technology Management, Inc. (Tilson)	Professional Services	$10,300,000	16%
Seybert’s	Consumer Products	$5,868,961	9%
Sciaps	Manufacturing	$5,208,984	9%
DSD	Automotive	$5,093,980	8%
Caitec	Consumer Product	$3,955,882	6%

Our top five portfolio companies represented 47% of total assets at December 31, 2021:

Company	Industry	Fair Value at December 31, 2021	% of Total Assets at December 31, 2021
Tilson	Professional Services	$8,925,015	14%
ACV	Software	$8,333,065	13%
Open Exchange, Inc.	Software	$5,570,000	8%
Caitec	Consumer Product	$3,882,556	6%
DSD	Automotive	$3,826,683	6%

Below is the geographic breakdown of our investments using fair value as of December 31, 2022 and 2021:

Geographic Region	% of Net Asset Value at December 31, 2022	% of Net Asset Value at December 31, 2021
USA – East	76%	83%
USA – South	26%	23%
USA – West	5%	—

Total investments as a % of net asset value	107%	106%

As of December 31, 2022, and 2021, our investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Subordinated Debt and Promissory Notes	$34,160,967	61%	$34,160,967	56%
Equity and Membership Interests	18,225,477	33	20,840,681	34
Equity Warrants	95,063	—	95,063	—
Publicly traded stock	3,234,730	6	6,407,548	10

Total	$55,716,237	100%	$61,504,259	100%

December 31, 2021:
Subordinated Debt and Promissory Notes	$29,583,482	57%	$29,583,482	46%
Equity and Membership Interests	18,441,276	35	20,498,872	32
Equity Warrants	155,063	—	85,063	—
Publicly traded stock	4,190,847	8	13,901,045	22

Total	$52,370,668	100%	$64,068,462	100%

Results of Operations

Investment Income

Comparison of the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$4,152,802	$3,017,634	$1,135,168	37.6%
Interest from other investments	131	13,876	(13,745)	(99.1%)
Dividend and other investment income	1,456,334	888,179	568,155	64.0%
Fee income	155,914	156,614	(700)	(0.4%)

Total investment income	$5,765,181	$4,076,303	$1,688,878	41.4%

Investment income was received, on a current basis, during the year ended December 31, 2022 from 24 portfolio companies. This is a decrease from the 29 portfolio companies generating current investment income for the year ended December 31, 2021.

Interest from portfolio companies — Interest from portfolio companies was approximately 38% higher for the year ended December 31, 2022 versus 2021 due to the fact we originated more interest yielding investments during the last year. At December 31, 2022, our portfolio was comprised of 56% interest yielding debt instruments compared with 46% at the end of 2021. New debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), DSD Operating, LLC (DSD), SciAps, Inc. (Sciaps) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments — The decrease in interest from other investments is due to lower average cash balances during the year ended December 31, 2022 versus the same period in 2021.

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

	December 31, 2022	December 31, 2021
Carolina Skiff LLC (Carolina Skiff)	$653,437	$214,265
DSD Operating, LLC (DSD)	268,732	—
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	141,040	129,000
FS KKR Capital Corp. (FS KKR)	127,680	133,380
PennantPark Investment Corporation (Pennant Park)	117,000	93,600
Knoa Software, Inc. (Knoa)	—	87,771
Tilson Technology Management, Inc. (Tilson)	52,500	52,500
Ares Capital Corporation (Ares)	39,270	43,740
Barings BDC, Inc. (Barings)	38,000	32,800
Golub Capital BDC, Inc. (Golub)	9,375	36.563
Owl Rock Capital Corporation (Owl Rock)	9,300	37,200
Apollo	—	27,360

Total dividend and other investment income	$1,456,334	$888,179

Fee income — Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income from portfolio company board attendance fees and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the Consolidated Statement of Financial Position under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $120,914 and $87,018 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we recognized a one-time loan monitoring fee of $10,000 from our investment in Seybert’s. During the year ended December 31, 2021, we recognized a one-time fee of $30,000 in conjunction with the repayment of the Microcision loan instrument and $25,500 in other one-time fees associated with the loan monitoring and application fees.

The board fees were $25,000 and $14,096 for the years ended December 31, 2022 and 2021, respectively.

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

Investment income was received, on a current basis, during the year ended December 31, 2021 from 29 portfolio companies. This was an increase from the 23 portfolio companies generating current investment income for the year ended December 31, 2020.

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

Dividend and other investment income — Dividend income is comprised of cash distributions from LLCs and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions or the impact of new investments or divestitures. The dividend distributions for the respective years ended were:

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

The board fees were $14,096 and $0 for the years ended December 31, 2021 and 2020, respectively.

Expenses

Comparison of the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021	Increase (Decrease)	% Increase (Decrease)
Total expenses	$1,119,229	$6,670,315	($5,551,086)	(83.2%)

Total expenses decreased approximately $5,600,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in expenses was primarily due to an approximately $5,250,000 decrease in the capital gains incentive fee expense and an approximately $500,000 decrease in interest expense. The decrease was partially offset by an approximately $150,000 increase in professional fees and an approximately $70,000 increase in Base Management Fees payable to RCM.

The decrease in the capital gains incentive fee expense as shown on our Consolidated Statement of Operations, is due to the calculation at December 31, 2022 of the capital gains fee, per the Investment Management Agreement, currently payable to RCM of approximately $332,000 and an accrued capital gains incentive fee payable of approximately $2,167,000, per a GAAP requirement. The Investment Management Agreement does not allow the use of unrealized gains in calculating the amount of the capital gains incentive fee payable under that agreement to RCM. However, as required by GAAP, we must accrue capital gains incentive fees on the basis of unrealized gains. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

The interest expense incurred during the year ended December 31, 2022 was related to the new Credit Facility we entered into during 2022 with the Lender, which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. We incurred approximately $70,000 in interest expense related to the Credit Facility during the year ended December 31, 2022 and there was no corresponding expense during the year ended December 31, 2021.

During the fourth quarter of 2021, we repaid, in full, our $11,000,000 of outstanding SBA debentures. Therefore, we did not incur any interest expense related to the SBA debentures during the year ended December 31, 2022, while we incurred approximately $620,000 in interest expense during the year ended December 31, 2021.

Professional fees expense increased by approximately $150,000 during the year ended December 31, 2022, versus the same period in 2021 because we incurred increased fees associated with the complex regulatory environment in which we operate.

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

Net Investment Income

The excess of investment income over total expenses represents net investment income (loss). The net investment income (loss) for the years ended December 31, 2022, 2021 and 2020 were $4,430,410, ($2,604,908) and 1,756,128, respectively.

Net Realized Gains and Losses on Investments

	December 31, 2022	December 31, 2021	December 31, 2020
Net realized gain (loss) on sales and dispositions, before income taxes	$705,493	$5,820,354	($5,983,279)

We recognized a net realized gain of approximately $1.7 million on the sale of 123,000 shares of Class A common stock of ACV Auctions, Inc. (ACV Auctions) during the year ended December 31, 2022. ACV trades on the Nasdaq Global Select Market under the symbol “ACVA”. At December 31, 2022, we owned 319,934 shares of ACV Auctions.

During the year ended December 31, 2022, we sold our investment in Social Flow, Inc. (Social Flow) and recognized a realized loss of approximately ($1,480,000). Additionally, during the year ended December 31, 2022, we sold our investment in Microcision LLC (Microcision) and recognized a realized gain of $190,000 and recognized a realized loss of approximately ($23,000) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We recognized a realized gain of approximately $54,000 from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. We also recognized a realized gain of approximately $2,000 from additional proceeds received from GiveGab, Inc. (Givegab), an investment we exited during 2021.

In addition, during the year ended December 31, 2022, we recognized an approximately $73,000 realized gain on the sale of 31,250 shares of Golub Capital BDC, Inc (Golub), an approximately $98,000 realized gain on the sale of 30,000 shares of Owl Rock Capital Corporation (Owl Rock), an approximately $50,000 realized gain on the sale of 6,000 shares of Ares Capital Corporation (Ares), and an approximately $41,000 realized gain on the sale of 6,000 shares of FS KKR Capital Corp. (FS KKR).

During the year ended December 31, 2021 we recognized a net realized gain of $2.9 million on the sale of 147,646 shares of Class A common stock of ACV Auctions. At December 31, 2021, we owned 442,934 shares of ACV Auctions. During the year ended December 31, 2021, we also sold our shares in Apollo Investment Corporation and recognized a gain of approximately $175,000.

In addition, during the year ended December 31, 2021, we sold our investment in Givegab and recognized a gain of $1.8 million, sold our investment in Centivo Corporation and recognized a gain of $1.6 million, sold our investment in ClearView Social, Inc. and recognized a gain of approximately $135,000 and sold our investment in Mercantile Adjustment Bureau, Inc. and recognized a gain of $36,000. The realized gain from the sale of Clearview included $35,766 that was held in escrow and was received in 2022. The escrow holdback is recorded in “Other Assets” on the Corporation’s Consolidated Statement of Financial Position. We also received additional proceeds of approximately $57,000 from Microcision related to the 2019 sale of our equity interest in Microcision. We sold our investment in First Wave Technologies, Inc. and recognized a loss of approximately ($662,000). In addition, we restructured our notes in Empire Genomics, LLC, and converted our equity holdings into a debt instrument. As part of that restructuring, we recognized a realized loss of approximately ($309,000).

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

Net Change in Unrealized Appreciation or Depreciation on Investments

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2022 was comprised of the following:

Year ended December 31, 2022
SciAps, Inc. (Sciaps)	$2,152,984
Social Flow Inc. (Social Flow)	1,628,000
Tilson Technology Management, Inc. (Tilson)	1,374,985
DSD Operating, LLC (DSD)	886,698
Carolina Skiff LLC (Carolina Skiff)	657,000
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	48,160
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
Ares Capital Corporation (Ares)	(101,640)
Barings BDC, Inc. (Barings)	(111,600)
FS KKR Capital Corp. (FS KKR)	(197,420)
OnCore Golf Technology, Inc. (OnCore)	(200,000)
PennantPark Investment Corporation (Pennant Park)	(235,950)
PostProcess Technologies, Inc. (Post Process)	(248,875)
Somerset Gas Transmission Company, LLC (Somerset)	(375,000)
Knoa Software, Inc. (Knoa)	(379,155)
ITA Acquisition, LLC (ITA)	(748,810)
Open Exchange Inc. (Open Exchange)	(4,168,060)
ACV Auctions, Inc. (ACV Auctions)	(5,780,744)

Total change in net unrealized appreciation or depreciation of investments before income taxes	($5,909,772)

ACV Auctions, Ares, Barings, Carlyle, FS KKR, and Pennant Park are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the three-day average closing price.

We sold our investments in Social Flow, Golub and Owl Rock during the year ended December 31, 2022.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in SciAps, Tilson, DSD, and Carolina Skiff after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the year ended December 31, 2022, the valuation of our investments in Open Exchange, ITA, Knoa, Somerset, Post Process, and OnCore decreased after a review of their operations and financial condition.

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2021 was comprised of the following:

Year ended December 31, 2021
Open Exchange Inc. (Open Exchange)	$4,918,061
Tilson Technology Management, Inc. (Tilson)	4,215,000
ACV Auctions, Inc. (ACV Auctions)	1,842,591
Empire Genomics, Corp. (Empire Genomics)	1,151,021
Mercantile Adjustment Bureau, LLC (Mercantile)	946,665
SciAps, Inc. (Sciaps)	721,000
First Wave Technologies, Inc. (First Wave)	628,563
PennantPark Investment Corporation (Pennant Park)	364,751
TCG BDC, Inc. (TCG)	239,914
FS KKR Capital Corp. (FS KKR)	204,285
Ares Capital Corporation (Ares)	115,290
Barings BDC, Inc. (Barings)	71,067
Owl Rock Capital Corporation (Owl Rock)	46,700
Golub Capital BDC, Inc. (Golub)	46,043
Apollo Investment Corporation (Apollo)	(7,616)
Microcision LLC (Microcision)	(10,000)
New Monarch Machine Tool, Inc. (New Monarch)	(22,841)
PostProcess Technologies, Inc. (Post Process)	(122,728)
Carolina Skiff LLC (Carolina Skiff)	(200,000)
Social Flow Inc. (Social Flow)	(201,487)
Filterworks Acquisition USA, LLC (Filterworks)	(369,249)
ITA Acquisition, LLC (ITA)	(375,000)
Knoa Software, Inc. (Knoa)	(544,860)
Centivo Corporation (Centivo)	(584,832)
Rheonix Inc. (Rheonix)	(702,732)

Total change in net unrealized appreciation or depreciation of investments before income taxes	$12,369,606

Ares, Barings, FS KKR, Golub, Owl Rock and Pennant Park are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the three-day average closing price. We sold our Apollo shares during year ended December 31, 2021.

ACV Auctions completed an Initial Public Offering (IPO) at a price of $25.00 per share on March 23, 2021, and trades on the NASDAQ Global Select market under the symbol “ACVA”. At December 31, 2021, we held 442,934 shares of unrestricted Class A common stock. Our holdings in the Class A common stock of ACV was valued, at December 31, 2021, using a price of $18.81 per share, based upon the three-day average closing price.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Open Exchange and Tilson based on significant financings and continued improved performance for each of these portfolio companies. In addition, we increased the value of our investments in Empire Genomics and SciAps after a financial analysis of each of the portfolio company’s indicating continued improved performance.

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. During the year ended December 31, 2022, the net decrease in net assets from operations was ($881,849) as compared with of a net increase of $15,797,428 for the year ended December 31, 2021 and a net increase of $743,766 for the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and other general business demands. As of December 31, 2022, our total liquidity consisted of approximately $1,370,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a new $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. As of December 31, 2022, under the borrowing base formula described above, we could have borrowed a total of approximately $21.9 million under the Credit Facility.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis.

The outstanding balance drawn on the Credit Facility was $2,550,000 at December 31, 2022. See “Note 5. Senior Secured Revolving Credit Facility” for additional information regarding the terms of our Credit Facility.

For the year ended December 31, 2022, we experienced a net increase in cash in the amount of approximately $535,000, which is a net effect of approximately $252,000 of cash provided by our operating activities and approximately $283,000 provided by our financing activities.

The $252,000 of cash provided our operating activities during the year ended December 31, 2022, resulted primarily from net investment income of approximately $4,430,000 and approximately $5,150,000 from the sales and repayments of debt investments and the return on capital of our equity investments. This was mostly offset by approximately $7,026,000 to fund new or follow-on portfolio company investments, approximately $739,000 in non-cash interest income, and an approximately $1,690,000 net decrease in operating liabilities.

Net cash flow provided by financing activities during the year ended December 31, 2022 was approximately $283,000. This is comprised of the $2,550,000 borrowed from the line of credit, the approximately $2,142,000 in dividends paid to shareholders and the $125,000 closing fee paid related to the line of credit agreement.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities and the sale of our publicly traded liquid investments. We anticipate that we will continue to exit investments. However, the timing of liquidation events within our privately held investments is difficult to project.

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2022. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions and restructurings. It does not include any equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2023	2024	2025	2026	2027 and beyond
Scheduled cash receipts from portfolio companies	$11,520,000	$8,640,000	$3,120,000	$22,490,000	$4,190,000
Number of companies contributing to the scheduled cash receipts	14	10	7	7	2

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

The amount of our declared dividends, as recommended by RCM and approved by our Board, is based primarily on an evaluation of our net taxable income and our capital gains, in excess of capital losses.

Contractual Obligations

We do not have any capital lease obligations or long-term liabilities on our consolidated statement of financial position at December 31, 2022.

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

As of December 31, 2022, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2022	2021
ASSETS
Investments at fair value:
Control investments (cost of $4,660,017 and $0, respectively)	$3,536,207	$—
Affiliate investments (cost of $30,204,160 and $27,357,797, respectively)	38,241,589	30,279,873
Non-Control/Non-Affiliate investments (cost of $20,852,060 and $25,012,871, respectively)	19,726,463	33,788,589

Total investments, at fair value (cost of $55,716,237 and $52,370,668, respectively)	61,504,259	64,068,462
Cash	1,368,996	833,875
Interest receivable	208,338	128,047
Prepaid income taxes	76,396	252,010
Deferred tax asset	28,160	181,003
Other assets	295,043	181,457

Total assets	$63,481,192	$65,644,854

LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$562,221	$891,102
Accounts payable and accrued expenses	66,680	51,689
Line of credit (See Note 5)	2,550,000	—
Capital gains incentive fees	2,167,000	3,547,760
Deferred revenue	413,971	408,887

Total liabilities	5,759,872	4,899,438
Commitments and contingencies (See Note 7)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021	264,892	264,892
Capital in excess of par value	51,464,267	51,679,809
Treasury stock, at cost: 67,895 shares	(1,566,605)	(1,566,605)
Total distributable earnings	7,558,766	10,367,320

Total stockholders’ equity (net assets) (per share - 2022: $22.36, 2021: $23.54)	57,721,320	60,745,416

Total liabilities and stockholders’ equity (net assets)	$63,481,192	$65,644,854

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Investment income:
Interest from portfolio companies:
Control investments	$279,055	$23,068	$—
Affiliate investments	2,366,955	1,541,507	666,969
Non-Control/Non-Affiliate investments	1,506,792	1,453,059	1,794,974

Total interest from portfolio companies	4,152,802	3,017,634	2,461,943
Interest from other investments:
Non-Control/Non-Affiliate investments	131	13,876	87,784

Total interest from other investments	131	13,876	87,784
Dividend and other investment income:
Affiliate investments	974,669	354,536	118,730
Non-Control/Non-Affiliate investments	481,665	533,643	309,351

Total dividend and other investment income	1,456,334	888,179	428,081

Fee income:
Control investments	7,800	—	—
Affiliate investments	92,531	114,697	15,417
Non-Control/Non-Affiliate investments	55,583	41,917	109,694

Total fee income	155,914	156,614	125,111

Total investment income	5,765,181	4,076,303	3,102,919

Expenses:
Base management fee (see Note 10)	927,226	858,144	589,519
Capital gains incentive fees (see Note 10)	(1,048,760)	4,200,000	—
Professional fees	729,967	578,577	568,857
Shareholders and office operating	205,083	223,381	258,266
Directors’ fees	187,833	153,500	116,500
Interest expense	69,960	617,270	416,760
Insurance	43,026	38,635	33,868
Corporate development	3,753	14,702	14,546
Other operating	1,141	1,106	662
Bad debt recovery	—	(15,000)	(24,000)

Total expenses	1,119,229	6,670,315	1,974,978

Net investment income (loss) before income taxes	4,645,952	(2,594,012)	1,127,941
Income tax expense (benefit)	215,542	10,896	(628,187)

Net investment income (loss)	4,430,410	(2,604,908)	1,756,128

Net realized gain (loss) on sales and dispositions of investments:
Control investments	—	(308,676)	—
Affiliate investments	167,159	192,645	(7,927,552)
Non-Control/Non-Affiliate investments	538,334	5,936,385	1,944,273

Net realized gain (loss) on sales and dispositions of investments	705,493	5,820,354	(5,983,279)
Net change in unrealized appreciation/depreciation on investments:
Control investments	(748,810)	1,151,021	—
Affiliate investments	4,740,353	3,414,050	5,939,325
Non-Control/Non-Affiliate investments	(9,901,315)	7,804,535	987,534

Change in unrealized appreciation/depreciation before income taxes	(5,909,772)	12,369,606	6,926,859
Deferred income tax expense (benefit)	107,980	(212,376)	1,955,942

Net change in unrealized appreciation/depreciation on investments	(6,017,752)	12,581,982	4,970,917

Net realized and unrealized (losses) gains on investments	(5,312,259)	18,402,336	(1,012,362)

Net (decrease) increase in net assets from operations	$(881,849)	$15,797,428	$743,766

Weighted average shares outstanding	2,581,021	2,581,707	2,268,356
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.34)	$6.12	$0.33

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net assets at beginning of year	$60,745,416	$46,104,830	$53,628,516
Net investment income (loss)	4,430,410	(2,604,908)	1,756,128
Net realized gain (loss) on sales and dispositions of investments	705,493	5,820,354	(5,983,279)
Net change in unrealized appreciation/depreciation on investments	(6,017,752)	12,581,982	4,970,917

Net (decrease) increase in net assets from operations	(881,849)	15,797,428	743,766

Declaration of dividends	(2,142,247)	(1,136,071)	(8,190,723)
Purchase of treasury shares	—	(20,771)	(76,729)

Net assets at end of year	$57,721,320	$60,745,416	$46,104,830

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($881,849)	$15,797,428	$743,766
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments originated	(7,026,086)	(19,650,079)	(11,327,982)
Proceeds from sale of portfolio investments	3,544,451	9,331,661	4,617,617
Proceeds from loan repayments	1,605,923	4,946,637	5,035,699
Net realized (gain) loss on portfolio investments	(705,493)	(5,820,354)	5,983,279
Change in unrealized appreciation/depreciation on investments	5,909,772	(12,369,606)	(6,926,859)
Deferred tax expense (benefit)	152,843	(302,144)	1,325,339
Depreciation and amortization	12,500	175,412	37,675
Original issue discount accretion	(25,008)	(112,175)	(47,801)
Change in interest receivable allowance	—	(15,000)	(151,413)
Non-cash conversion of debenture interest	(739,355)	(346,045)	(361,662)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(80,291)	145,139	35,492
(Increase) decrease in other assets	(1,087)	(107,358)	191,276
Decrease (increase) in prepaid income taxes	175,614	(31,270)	122,356
Decrease in bonus payable	—	—	(80,000)
Increase (decrease) in accounts payable and accrued liabilities	14,991	(119,684)	(36,500)
(Decrease) increase in due to investment adviser	(328,881)	734,103	106,435
(Decrease) increase in capital gains incentive fees payable	(1,380,760)	3,547,760	—
Increase in deferred revenue	5,084	254,992	116,313

Total adjustments	1,134,217	(19,738,011)	(1,360,736)

Net cash provided by (used in) operating activities	252,368	(3,940,583)	(616,970)
Cash flows from financing activities:
Proceeds from line of credit	2,550,000	—	—
Payment of cash dividend	(2,142,247)	(4,570,186)	(4,756,606)
Payment of closing fee	(125,000)	—	—
Purchase of treasury shares	—	(20,771)	(76,729)
Repayment of debentures guaranteed by the SBA	—	(11,000,000)	—

Net cash provided by (used in) financing activities	282,753	(15,590,957)	(4,833,335)

Net increase (decrease) in cash	535,121	(19,531,540)	(5,450,305)

Cash:
Beginning of year	833,875	20,365,415	25,815,720

End of year	$1,368,996	$833,875	$20,365,415

Supplemental disclosure of non-cash financing activities
Fair value of common stock dividend paid	$—	$—	$19,028,027

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments — 34.2% of net assets: (g)(j)

ACV Auctions, Inc.(e)(n) NASDAQ: ACVA Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	319,934 shares of Class A Common stock valued at $7.87 per share.	8/12/16	<1%	$87,219	$2,517,881	4.4%

Ares Capital Corporation(n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	389,130	0.7%

Barings BDC, Inc.(n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	326,400	0.6%

Caitec, Inc.(l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,827,941	1,827,941	6.9%
	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due	11/6/20
	June 1, 2026. 150 Class A Units.	11/6/20		1,827,941 150,000	1,827,941 150,000

	Total Caitec			3,955,882	3,955,882

Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.)(n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,229,227	2.1%

FS KKR Capital Corp.(n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	835,360	1.4%

GoNoodle, Inc.(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,411,768	1,411,768	2.4%
	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38

	Total GoNoodle			1,411,831	1,411,831

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,327,782	1,327,782	2.3%

Lumious (Tech 2000, Inc.)(h) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	789,944	789,944	1.4%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (2% PIK) due December 9, 2023.	6/23/21	0%	1,856,536	1,856,536	3.2%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at	11/22/21	<1%			3.9%
	net 9% due November 23, 2024.			2,250,000	2,250,000
	Warrants for Preferred Stock.			—	—

	Total Nailbiter, Inc.			2,250,000	2,250,000

OnCore Golf Technology, Inc.(e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%

Open Exchange, Inc.(e) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common.	11/13/13 10/22/19	3%	1,193,697 208,243	1,193,697 208,243	2.4%

	Total Open Exchange			1,401,940	1,401,940

PennantPark Investment Corporation(n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,109,550	1.9%

PostProcess Technologies, Inc.(e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. 1,839,422 Series A Preferred. 50,593 Common. 589,420 Series B Preferred.	10/29/09 12/12/13 10/24/09 9/29/15	4%	— 2,099,999 — 702,732	— — — —	0.0%

	Total Rheonix			2,802,731	—

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	125,000	0.2%

Subtotal Non-Control/Non-Affiliate Investments				$20,852,060	$19,726,463

Affiliate Investments – 66.3% of net assets(g)(k)

Applied Image, Inc. Rochester NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029. Warrant for 1,167 Shares.	12/31/21 12/31/21	12%	$1,750,000 —	$1,750,000 —	3.0%

	Total Applied Image			$1,750,000	$1,750,000

BMP Food Service Supply Holdco. LLC(m) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchens renovations and new builds. (Professional Services) www.foodservicesupply.com	$2,500,000 Term Note at 12% due November 22, 2027. 24.83% Preferred Interest	11/22/22	24%	2,500,000 600,000	2,500,000 600,000	5.4%

	Total BMP Food Service Supply			3,100,000	3,100,000

BMP Swanson Holdco, LLC(m) Plano, TX. Designs, installs, and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.	3/4/21 3/4/21	9%	1,600,000 233,333	$1,600,000 233,333	3.2%

	Total BMP Swanson			1,833,333	1,833,333

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Carolina Skiff LLC(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.4%

DSD Operating, LLC(l)(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred Shares. 1,067 Class B Common Shares.	9/30/21	11%	3,139,782 1,067,500 —	3,139,782 1,954,198 —	8.8%

	Total DSD			4,207,282	5,093,980

Filterworks Acquisition USA, LLC DBA Autotality(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1, through December 31, 2022, due December 4, 2023. 626.2 Shares Class A-1 Units. 417.7 Shares Class A-0 Units.	11/18/19 6/3/22 9/30/22	8%	2,633,105 626,243 139,232	2,633,105 256,994 139,232	5.3%

	Total Filterworks			3,398,580	3,029,331

Knoa Software, Inc.(e) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12 6/9/14	7%	750,000 479,155	— 100,000	0.2%

	Total Knoa			1,229,155	100,000

Mezmeriz, Inc.(e) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

SciAps, Inc. Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred. $2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17 8/20/21	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 2,085,000	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 2,085,000	9.0%

	Total SciAps			5,208,984	5,208,984

Seybert’s Billiards Corporation(l) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. $1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. 5.82 Common shares.	11/22/21 1/19/21 1/19/21 1/19/21 10/24/22	8%	4,184,106 25,000 1,440,855 25,000 194,000	4,184,106 25,000 1,440,855 25,000 194,000	10.2%

	Total Seybert’s			5,868,961	5,868,961

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc. Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 Class A-1 Units of SQF Holdco LLC. 23,077 Series F Preferred.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 — 750,003	4,559,500 812,800 2,666,400 584,500 800,000 876,800	17.8%

	Total Tilson			2,850,015	10,300,000

	*2.5% dividend payable quarterly.

Subtotal Affiliate Investments				$30,204,160	$38,241,589

Control Investments – 6.1% of net assets(o)

ITA Acquisition, LLC(l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026. $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21 6/22/21	37%	1,976,116 1,560,091	1,976,116 1,560,091	6.1%
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—

	Total ITA			4,660,017	3,536,207

Subtotal Control Investments				$4,660,017	$3,536,207

TOTAL INVESTMENTS – 106.6%				$55,716,237	$61,504,259

LIABILITIES IN EXCESS OF OTHER ASSETS – (6.6%)					(3,782,939)

NET ASSETS – 100%					$57,721,320

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)

At December 31, 2022, restricted securities represented 90% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2022, ASC 820 designates 90% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2. “Investments” to the Consolidated Financial Statements).

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

(f)

As of December 31, 2022, the total cost of investment securities was approximately $55.7 million. Net unrealized appreciation was approximately $5.8 million, which was comprised of $13.5 million of unrealized appreciation of investment securities and ($7.7) million of unrealized depreciation of investment securities. At December 31, 2022, the aggregate gross unrealized gain for federal income tax purposes was $13.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.7) million. The net unrealized gain for federal income tax purposes was $6.5 million based on a tax cost of $55.0 million.

(g)

All of the Corporation’s portfolio assets are pledged as collateral for purposes of securing the Corporation’s senior secured revolving credit facility pursuant to a general security agreement, dated June 27, 2022, between the Corporation, the subsidiaries listed therein, and the Lender (as defined herein).

(h)	Reduction in cost and value from previously reported balances reflects current principal repayment.

(i)	Represents interest due (amounts over $50,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at December 31, 2022.

(j)	Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Investments in and Advances to Control and Affiliate Investments

Company	Type of Investment	January 1, 2022, Fair Value		Net Change in Unrealized Appreciation (Depreciation)		Gross Additions (1)	Gross Reductions (2)		December 31, 2022, Fair Value	Net Realized (Losses) Gains		Amount of Interest/ Dividend/ Fee Income (3)

Control Investments:
ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026. $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026. 1,124 Class A Preferred Units and 1,924 Class B Common Units.	$	— — —	$	— — (748,810)	$1,976,116 1,560,091 748,810	$	— — —	$1,976,116 1,560,091 —	$	— — —	$159,738 127,117 —

	Total ITA		—		(748,810)	4,285,017		—	3,536,207		—	286,855

	Total Control Investments		$—		($748,810)	$4,285,017		—	$3,536,207		$—	$286,855

Affiliate Investments:

Applied Image Inc.	$1,750,000 Term Note at 10% due February 1, 2029.		$1,750,000		$—	$—		$—	$1,750,000		$—	$184,022
	Warrant for 1,167 shares.		—		—	—		—	—		—	—

	Total Applied Image		1,750,000		—	—		—	1,750,000		—	184,022

BMP Food Service Supply Holdco	$2,500,000 Term Note at 12% due November 22, 2027.		—		—	2,500,000		—	2,500,000		—	33,533
	24.83% Preferred Interest.		—		—	600,000		—	600,000		—	—

	Total FSS		—		—	3,100,000		—	3,100,000		—	33,533

BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.		1,600,000 233,333		— —	— —		— —	1,600,000 233,333		— —	201,334 —

	Total BMP Swanson		1,833,333		—	—		—	1,833,333		—	201,334

Carolina Skiff LLC	6.0825% Class A Common Membership interest.		1,300,000		657,000	—		—	1,957,000		—	653,437

DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.		2,759,183 1,067,500 —		— 886,698 —	380,599 — —		— — —	3,139,782 1,954,198 —		— — —	720,247 — —

	Total DSD		3,826,683		886,698	380,599		—	5,093,980		—	720,247

Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1 through December 31, 2022 due December 4, 2023. 626.2 Class A Units. 417.7 Class A-0 Units.		2,446,617 256,994 —		— — —	186,488 — 139,232		— — —	2,633,105 256,994 139,232		— — —	358,545 — —

	Total Filterworks		2,703,611		—	325,720		—	3,029,331		—	358,545

ITA Acquisition	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026. $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026. 1,124 Class A Preferred Units. 1,924 Class B Common Units.		1,920,459 1,516,152 125,000 —		— — — —	29,324 23,151 623,810 —		(1,949,783) (1,539,303) (748,810) —	— — — —		— — — —	139,547 110,373 — —

	Total ITA		3,561,611		—	676,285		(4,237,896)	—		—	249,920

Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.		— 479,155		— (379,155)	— —		— —	— 100,000		— —	— —

	Total Knoa		479,155		(379,155)	—		—	100,000		—	—

Mezmeriz, Inc.	1,554,565 Series Seed Preferred.		—		—	—		—	—		—	—
Microcision	Membership Interest Purchase Warrant for 5%.		85,000		—	—		(85,000)	—		190,000	—

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2022, Fair Value	Net Realized (Losses) Gains	Amount of Interest/ Dividend/ Fee Income (3)
New Monarch Machine Tool, Inc.	22.84 Common.	—	—	—	—	—	(22,841)	—

SciAps, Inc.

187,500 Series A Preferred.

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

$2,090,000 Second Amended and Restated

Secured Subordinated Promissary Note at 12% due
August 20, 2024.

		210,000 96,000 124,000 84,000 207,000 250,000 — 1,480,000	1,290,000 408,710 126,000 91,000 192,274 — 45,000 —	— — — — — — — 605,000	— — — — — — — —	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000 2,085,000	— — — — — — — —	— — — — — — — 231,520

	Total SciAps	2,451,000	2,152,984	605,000	—	5,208,984	—	231,520

Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. $1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%. 5.82 Common shares.	1,907,775 25,000 1,406,690 25,000 —	— — — — —	2,276,331 — 34,165 — 194,000	— — — — —	4,184,106 25,000 1,440,855 25,000 194,000	— — — — —	532,377 — 216,720 — —

	Total Seybert’s	3,364,465	—	2,504,496	—	5,868,961	—	749,097

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 211,567 Class A-1 Units of SQF Holdco LLC. 23,077 Series F Preferred.	3,900,000 695,000 2,280,000 500,012 800,000 750,003	659,500 117,800 386,400 84,488 — 126,797	— — — — — —	— — — — — —	4,559,500 812,800 2,666,400 584,500 800,000 876,800	— — — — — —	52,500 — — — — —

	Total Tilson	8,925,015	1,374,985	—	—	10,300,000	—	52,500

	Total Affiliate Investments	$30,279,873	$4,692,512	$7,592,100	($4,322,896)	$38,241,589	$167,159	$3,434,155

	Total Control and Affiliate Investments	$30,279,873	$3,943,702	$11,877,117	($4,322,896)	$41,777,796	$167,159	$3,721,010

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

(3)	Represents the total amount of interest, fees or dividends credited to income for the portion of the period an investment was included in “Control or Affiliate” categories, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2022
Professional Services	31.4%
Manufacturing	22.6
Consumer Product	16.2
Automotive	13.2
Software	10.1
BDC Investment Funds	6.3
Oil and Gas	0.2

Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 55.6% of net assets: (j)

ACV Auctions, Inc. NASDAQ: ACVA(e)(g)(n)(p) Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software) www.acvauctions.com	442,934 Class A Common stock valued at $18.81.	8/12/16	<1%	$121,659	$8,333,065	13.7%

Ares Capital Corporation NASDAQ: ARCC(n) New York, NY. (BDC Investment Fund)	27,000 shares.	3/16/20	<1%	343,460	567,090	0.9%

Barings BDC, Inc. NYSE: BBDC(n) New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	438,000	0.7%

Caitec, Inc. Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026. 150 Class A Units. (g) $1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20 11/6/20 11/6/20	4%	1,791,278 150,000 1,791,278	1,791,278 150,000 1,791,278	6.4%
	(g) 150 Class A Units.	11/6/20		150,000	150,000

	Total Caitec			3,882,556	3,882,556

Empire Genomics, Corp.(g) Buffalo, NY. Molecular diagnostics company that offers a comprehensive menu of assay services for diagnosing and guiding patient therapeutic treatments. (Health Care) www.empiregenomics.com	$444,915 + $1,000,000 Secured Promissory Notes at 8% due December 31, 2026.	5/3/21	0%	1,444,915	1,444,915	2.4%

FS KKR Capital Corp. NYSE: FSK(n) Philadelphia, PA. (BDC Investment Fund)	54,000 shares.	3/16/20	<1%	849,438	1,127,160	1.9%

Golub Capital BDC, Inc. NASDAQ: GBDC(n) New York, NY. (BDC Investment Fund)	31,250 shares.	3/16/20	<1%	403,910	481,563	0.8%

GoNoodle, Inc.(g)(h)(l) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024. Warrant for 47,324 Series C Preferred. Warrant for 21,948 Series D Preferred.	11/1/19 3/1/15 11/1/19	<1%	1,487,801 25 38	1,487,801 25 38	2.5%

	Total GoNoodle			1,487,864	1,487,864

HDI Acquisition LLC (Hilton Displays)(l) Greenville, NC. HDI is engaged in manufacturing, installation and maintenance of signage and brands. (Manufacturing) www.hiltondisplays.com	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,301,195	1,301,195	2.1%

Lumious (Tech 2000, Inc.)(g) Herndon, VA. Develops and delivers IT training. (Software) www.t2000inc.com	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	860,777	860,777	1.4%

Mattison Avenue Holdings LLC(l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services) www.mattisonsalonsuites.com	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 14% (2% PIK) due December 9, 2023.	6/23/21	0%	1,819,362	1,819,362	3.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021  (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand consumer products groups (CPG) shopping behavioral insight. (Professional Services) www.nailbiter.com	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at 10% due November 23, 2024. Warrants for Preferred stock of Nailbiter, Inc.	11/22/21	<1%	2,250,000 —	2,250,000 —	3.7%

	Total Nailbiter			2,250,000	2,250,000

OnCore Golf Technology, Inc.(e)(g) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	300,000	0.5%

Open Exchange, Inc.(e)(g) (Formerly KnowledgeVision Systems, Inc.) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred. 397,899 Common.	11/13/13 10/22/19	3%	1,193,697 208,243	2,785,000 2,785,000	9.2%

	Total Open Exchange			1,401,940	5,570,000

Owl Rock Capital Corporation NYSE:ORCC(n) New York, NY. (BDC Investment Fund)	30,000 shares.	3/16/20	<1%	347,067	427,600	0.7%

PennantPark Investment Corporation NASDAQ: PNNT(n) New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,345,500	2.2%

PostProcess Technologies, Inc.(e)(g) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	348,875	0.6%

Rheonix, Inc.(e) Ithaca, NY. Developer of fully automated microfluidic based molecular assay and diagnostic testing devices. (Health Care) www.rheonix.com	9,676 Common. (g) 1,839,422 Series A Preferred. (g) 50,593 Common. (g) 589,420 Series B Preferred.	10/29/09 12/12/13 10/24/09 9/29/15	4%	— 2,099,999 — 702,732	— — — —	0.0%

	Total Rheonix			2,802,731	—

SocialFlow, Inc.(e)(g) New York, NY. Provides instant analysis of social networks using a proprietary, predictive analytic algorithm to optimize advertising and publishing. (Software) www.socialflow.com	1,049,538 Series B Preferred. 1,204,819 Series B-1 Preferred. 717,772 Series C Preferred.	4/5/13 4/8/14 6/26/15	4%	500,000 750,000 500,000	35,000 52,000 35,000	0.2%

	Total Social Flow			1,750,000	122,000

Somerset Gas Transmission Company, LLC(e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	500,000	0.8%

TCG BDC, Inc. NASDAQ: CGBD(n) New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,181,067	1.9%

Subtotal Non-Control/Non-Affiliate Investments				$25,012,871	$33,788,589

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Affiliate Investments – 49.9% of net assets(k)

Applied Image, Inc. Rochester NY. Global supplier of precision imaged optical components and calibration standards for a wide range of industries and applications. (Manufacturing) www.appliedimage.com	$1,750,000 Term Note at 10% due February 1, 2029. Warrant for 1,167 shares.	12/31/21 12/31/21	12%	$1,750,000 —	$1,750,000 —	2.9%

	Total Applied Image			1,750,000	1,750,000

BMP Swanson Holdco, LLC(g)(m) Plano, TX. Designs, installs and maintains a variety of fire protection systems. (Professional Services)	$1,600,000 Term Note at 12% due September 4, 2026. Preferred Membership Interest for 9.29%.	3/4/21 3/4/21	9%	1,600,000 233,333	$1,600,000 233,333	3.0%

	Total BMP Swanson			1,833,333	1,833,333

Carolina Skiff LLC(g)(m) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,300,000	2.2%

DSD Operating, LLC(m) Duluth, GA. Design and renovate auto dealerships. (Automotive) www.dsdteam.com	$2,745,000 Term Note at 12% (+2% PIK) due September 30, 2026. 1,067 Class A Preferred shares. 1,067 Class B Common shares.	9/30/21	11%	2,759,183 1,067,500 —	2,759,183 1,067,500 —	6.3%

	Total DSD			3,826,683	3,826,683

Filterworks Acquisition USA, LLC DBA Autotality(l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Term Note at 12% (+2% PIK), modified to 4% (+10% PIK) through March 31, 2022 due December 4, 2023. 626 Class A Units.	11/8/19 12/28/21	9%	2,446,617 626,243	2,446,617 256,994	4.5%

	Total Filterworks			3,072,860	2,703,611

ITA Acquisition, LLC(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itainc.com	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026. (g) $1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026. (g) 500 Class A Preferred Units and 500 Class B Common Units.	6/22/21 6/22/21 6/22/21	24%	1,920,459 1,516,152 500,000	1,920,459 1,516,152 125,000	5.9%

	Total ITA			3,936,611	3,561,611

Knoa Software, Inc.(e)(g) New York, NY. End user experience management and performance (EMP) solutions utilizing enterprise applications. (Software) www.knoa.com	973,533 Series A-1 Convertible Preferred. 1,876,922 Series B Preferred.	11/20/12 6/9/14	7%	750,000 479,155	— 479,155	0.8%

	Total Knoa			1,229,155	479,155

Mezmeriz, Inc.(e)(g) Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer) www.mezmeriz.com	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%

Microcision LLC(g) Pennsauken Township, NJ. Manufacturer of precision machined medical implants, components and assemblies. (Manufacturing) www.microcision.com	Membership Interest Purchase Warrant for 5%.	1/10/20	5%	110,000	85,000	0.1%

New Monarch Machine Tool, Inc.(e)(g) Cortland, NY. Manufactures and services vertical/horizontal machining centers. (Manufacturing) www.monarchmt.com	22.84 Common.	1/17/08	15%	22,841	—	0.0%

RAND CAPITAL CORPORATION AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2021 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets

SciAps, Inc.(e)(g) Woburn, MA. Instrumentation company producing portable analytical devices using XRF, LIBS and RAMAN spectroscopy to identify compounds, minerals, and elements. (Manufacturing) www.sciaps.com	187,500 Series A Preferred. 274,299 Series A1 Convertible Preferred. 117,371 Series B Convertible Preferred. 113,636 Series C Convertible Preferred. 369,698 Series C1 Convertible Preferred. 147,059 Series D Convertible Preferred. Warrant to purchase Series D-1 Preferred.	7/12/13 4/4/14 8/31/15 4/7/16 4/7/16 5/9/17 5/9/17	6%	1,500,000 504,710 250,000 175,000 399,274 250,000 45,000	210,000 96,000 124,000 84,000 207,000 250,000 —	4.0%
	$1,500,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		1,480,000	1,480,000

	Total SciAps			4,603,984	2,451,000

Seybert’s Billiards Corporation Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$1,900,000 Term Note at 12% (+2% PIK) due January 19, 2026. Warrant for 4%.	11/22/21 1/19/21	8%	1,907,775 25,000	1,907,775 25,000	5.5%
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,406,690	1,406,690
	Warrant for 4%.	1/19/21		25,000	25,000

	Total Seybert’s			3,364,465	3,364,465

Tilson Technology Management, Inc.(g) Portland, ME. Provides network deployment construction and information system services management for cellular, fiber optic and wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting small cell 5G deployment. (Professional Services) www.tilsontech.com	*120,000 Series B Preferred. *21,391 Series C Preferred. *70,176 Series D Preferred. *15,385 Series E Preferred. 211,567 SQF Hold Co. Common. 23,077 Series F Preferred.	1/20/15 9/28/16 9/29/17 3/15/19 3/15/19 6/15/20	9%	600,000 200,000 800,000 500,012 — 750,003	3,900,000 695,000 2,280,000 500,012 800,000 750,003	14.7%

	Total Tilson			2,850,015	8,925,015

	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$27,357,797	$30,279,873

TOTAL INVESTMENTS – 105.5%				$52,370,668	$64,068,462

LIABILITIES IN EXCESS OF OTHER ASSETS – (5.5%)					(3,323,046)

NET ASSETS – 100%					$60,745,416

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

(d)

The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2021, ASC 820 designates 78% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined by our external investment advisor Rand Capital Management, LLC (“RCM”) and submitted to the Board of Directors for approval. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2. “Investments” to the Consolidated Financial Statements).

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

274,299 Series A-1 Convertible Preferred.

117,371 Series B Convertible Preferred.

113,636 Series C Convertible Preferred.

369,698 Series C-1 Convertible Preferred.

147,059 Series D Convertible Preferred.

Warrant to Purchase Series D-1 Preferred.

$1,500,000 Subordinated Promissory Note at 12%.

		— — — — — 250,000 — 1,465,000	210,000 96,000 124,000 84,000 207,000 — — —	— — — — — — — 15,000	— — — — — — — —	210,000 96,000 124,000 84,000 207,000 250,000 — 1,480,000	— — — — — — — —	— — — — — — — 215,000

	Total SciAps	1,715,000	721,000	15,000	—	2,451,000	—	215,000

Seybert’s Billiards Corporation	$1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,907,775	—	1,907,775	—	209,904
	Warrant for 4%.	—	—	25,000	—	25,000	—	—
	(g) $1,400,000 Term Note at 12% (+2% PIK) due January 19, 2026.	—	—	1,406,690	—	1,406,690	—	201,922
	Warrant for 4%.	—	—	25,000	—	25,000	—	—

	Total Seybert’s	—	—	3,364,465	—	3,364,465	—	411,826

Tilson Technology Management, Inc.	120,000 Series B Preferred. 21,391 Series C Preferred. 70,176 Series D Preferred. 15,385 Series E Preferred. 23,077 Series F Preferred. 211,567 SQF Hold Co. Common.	1,950,000 347,604 1,140,360 500,012 750,003 22,036	1,950,000 347,396 1,139,640 — — 777,964	— — — — — —	— — — — — —	3,900,000 695,000 2,280,000 500,012 750,003 800,000	— — — — — —	52,500 — — — — —

	Total Tilson	4,710,015	4,215,000	—	—	8,925,015	—	52,500

	Total Affiliate Investments	$13,891,199	$3,414,050	$14,974,623	($2,000,000)	$30,279,873	$192,645	$2,010,740

	Total Control and Affiliate Investments	$13,891,199	$3,414,050	$15,577,193	($2,602,570)	$30,279,873	($116,031)	$2,033,808

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2022, 2021, 2020, 2019 and 2018

The following is a schedule of financial highlights for the years ended:

	2022	2021	2020	2019 (2)(3)	2018 (2)
Per Share Data: (1)
Net asset value, beginning of year	$23.54	$17.86	$32.93	$44.88	$45.44
Net investment income (loss)	1.72	(1.01)	0.68	(0.06)	(0.10)
Net realized gains (losses)	0.27	2.26	(2.32)	0.54	(1.41)
Net change in unrealized (depreciation) appreciation	(2.33)	4.87	1.93	(1.89)	0.95

Net (decrease) increase in net assets from operations	(0.34)	6.12	0.29	(1.41)	(0.56)

Purchase of treasury shares	0.00	0.00	(0.03)	0.00	0.00
Effect of the stock dividend	0.00	0.00	(12.16)	0.00	0.00
Dilutive effect of issuance of common stock	0.00	0.00	0.00	(10.54)	0.00
Payment of cash dividend	(0.83)	(0.44)	(3.17)	0.00	0.00

(Decrease) increase in net assets	(1.18)	5.68	(15.07)	(11.95)	(0.56)

Net asset value, end of year	$22.36	$23.54	$17.86	$32.93	$44.88

Per share market value, end of year	$13.32	$16.99	$17.60	$24.12	$22.50

Total return based on market value (4)	(16.99%)	6.51%	(22.64%)	7.20%	(17.22%)
Total return based on net asset value (5)	(1.45%)	34.28%	(40.87%)	(26.61%)	(1.24%)
Supplemental Data:
Net assets, end of period	$57,721,320	$60,745,416	$46,104,830	$53,628,516	$31,524,187
Ratio of expenses before income taxes to average net assets	1.89%	12.49%	3.96%	7.70%	6.92%
Ratio of expenses including taxes to average net assets	2.25%	12.11%	6.62%	6.00%	5.73%
Ratio of net investment income (loss) to average net assets	7.48%	(4.88%)	3.52%	(0.24%)	(0.22%)
Portfolio turnover	11.2%	37.8%	29.4%	8.8%	7.4%

(1)	Per share data are based on shares outstanding and results are rounded.

(2)	Share and per share data included in this schedule has been retroactively restated to reflect the effect of the Reverse Stock Split in May 2020.

(3)	Average net assets are computed on a quarterly basis for 2019.

(4)

Total return based on market is calculated as the change in market value per share during the period plus declared dividends per share, assuming reinvestment of dividends, divided by the beginning market value per share

(5)	Total return based on net asset value is calculated as the change in net asset value per share during the period plus declared dividends per share, divided by the beginning net asset value per share.

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

In 2001, Rand elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, Rand is required to comply with certain regulatory requirements specified in the 1940 Act. For instance, it generally has to invest at least 70% of total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which they invest.

In 2002, Rand formed a wholly owned subsidiary Rand Capital SBIC, Inc. (“Rand SBIC”) for the purpose of operating it as a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (“SBA”) and received an SBA license to operate as an SBIC in 2002. In 2012, the SEC granted an Order of Exemption for Rand with respect to the operations of Rand SBIC. At that time, although Rand SBIC was operated as if it were a BDC, it was registered as an investment company under the 1940 Act. Upon Rand’s receipt of the order granting the exemptions, Rand SBIC filed an election to be regulated as a BDC under the 1940 Act. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA and received approval from the SBA to surrender its SBA license. This subsidiary was renamed Rand Capital Sub, Inc., and merged with and into Rand Capital Sub LLC (“Rand Sub”). All of Rand’s investments going forward are expected to be made out of Rand Capital Corporation.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in exchange for approximately 8.3 million shares of Rand common stock. The consideration paid by East for the shares of Rand common stock was comprised of approximately $15.5 million of cash and a contribution of $9.5 million of portfolio assets (the “Contributed Assets”). Concurrent with the Closing, Rand’s management and staff became employees of Rand Capital Management, LLC (“RCM”), a registered investment adviser that has been retained by Rand as its external investment adviser. In connection with retaining RCM as investment adviser, on November 8, 2019, Rand entered into an investment advisory and management agreement (the “Prior Investment Management Agreement”) and an administration agreement (the “Prior Administration Agreement”) with RCM pursuant to which RCM serves as Rand’s investment adviser and administrator (the Closing and the retention of RCM as investment adviser and administrator are collectively referred to herein as the “Transaction”). In connection with a change of control of RCM, Rand’s shareholders were asked to approve a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders held on December 16, 2020 (the “Special Meeting”). The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 21, 2020. This cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend represented over 90% of Rand’s estimated investment company taxable income for 2020.

The Board of Directors declared the following cash dividends during the year ended December 31, 2021:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.10	March 15, 2021	March 29, 2021	Regular Quarterly
2nd	$0.10	June 2, 2021	June 16, 2021	Regular Quarterly
3rd	$0.10	September 2, 2021	September 16, 2021	Regular Quarterly
4th	$0.10	December 20, 2021	December 31, 2021	Regular Quarterly
4th	$0.04	December 20, 2021	December 31, 2021	Supplemental

The Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Supplemental

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker companies in place at December 31, 2022: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., Rand BMP Swanson Holdings Corp., and Rand FSS Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand Sub, Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., Rand BMP Swanson Holdings Corp., and Rand FSS Holdings Corp. (collectively, the “Corporation”).

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

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine Group, LLC (“Callodine”), and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. The New Order was sought in connection with the completion of the Adviser Change of Control. After the Adviser Change of Control, Callodine held a controlling interest in RCM. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and, (3)the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in its existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Investments – Investments are valued at fair value as determined in good faith by RCM and approved by Rand’s Board of Directors. The Corporation generally invests in loan instruments, debt instruments, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity securities have also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. (See Note 2 “Investments.”)

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

Revenue Recognition – Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of a financing and income associated with portfolio company board attendance fees. The income associated with the amortization of financing fees was $120,914, $87,018 and $29,188, for the years ended December 31, 2022, 2021 and 2020, respectively, and is estimated to be approximately $114,000 in 2023, $105,000 in 2024 and $100,000 in 2025. The board fees earned were $25,000, $14,096 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Corporation recorded $10,000 in non-recurring loan monitoring fees. During the year ended December 31, 2021, the Corporation recorded $55,500 in non-recurring fees related to prepayment fees, application fees and loan monitoring fees. During the year ended December 31, 2020, the Corporation recorded non-recurring fees of approximately $96,000 that represented prepayment fees.

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

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs, for example, when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $25,008, $112,175 and $47,801 in OID income for the years ended December 31, 2022, 2021 and 2020, respectively. OID income is estimated to be approximately $15,000 for 2023.

Deferred Financing Fees – Origination and commitment costs related to the senior secured revolving credit facility with M&T Bank, (See Note 5 “Senior Secured Revolving Credit Facility”), are amortized ratably over the term of the Credit Agreement. Amortization expense was approximately $12,500 for the year ended December 31, 2022. Amortization expense is estimated to be $25,000 in 2023, $25,000 in 2024, and $25,000 in 2025

Deferred Debenture Costs – SBA debenture origination and commitment costs, which are netted against the debenture, are amortized ratably over the term of the SBA debentures. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA and expensed all remaining SBA debenture origination and commitment costs. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. There was no amortization expense for the year ended December 31, 2022. Amortization expense was approximately $175,400 and $37,700 for the years ended December 31, 2021 and 2020, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Assets Per Share –  Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information – Income taxes refunded during the years ended December 31, 2022, 2021 and 2020 amounted to $5,284, $131,934 and $121,277, respectively. Interest paid during the years ended December 31, 2022, 2021 and 2020 was $48,274, $567,070 and $380,124, respectively. During 2022, 2021 and 2020 the Corporation converted $739,356, $346,045, and $361,662, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. Management does not anticipate non-performance by the banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2022
Tilson Technology Management, Inc. (Tilson)	17%
Seybert’s Billiards Corporation (Seybert’s)	10%
SciAps, Inc. (Sciaps)	8%
DSD Operating, LLC (DSD)	8%
Caitec, Inc. (Caitec)	6%

December 31, 2021
Tilson Technology Management, Inc. (Tilson)	14%
ACV Auctions, Inc. (ACV)	13%
Open Exchange, Inc. (Open Exchange)	9%
Caitec, Inc. (Caitec)	6%
DSD Operating, LLC (DSD)	6%

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. At December 31, 2021, 22% of the Corporation’s investments were Level 1 investments and 78% were Level 3 investments. There were no Level 2 investments at December 31, 2022 and 2021.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2022:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$300,000	$125,000	$1,401,940	$200,063	$2,027,003
Non-Control/Non-Affiliate Loan and Debt	6,840,200	2,201,712	—	2,250,000	11,291,912

Total Non-Control/ Non-Affiliate	$7,140,200	$2,326,712	$1,401,940	$2,450,063	$13,318,915

Affiliate Equity	$4,784,757	$—	$3,223,984	$10,900,000	$18,908,741
Affiliate Loan and Debt	12,997,848	—	2,085,000	4,250,000	19,332,848

Total Affiliate	$17,782,605	$—	$5,308,984	$15,150,000	$38,241,589

Control Equity	$—	$—	$—	$—	$—
Control Debt	—	3,536,207	—	—	3,536,207

	$—	$3,536,207	$—	$—	$3,536,207

Total Level 3 Investments	$24,922,805	$5,862,919	$6,710,924	$17,600,063	$55,096,711

Range	5-6.5X	1X	1X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.5 X	1X	2.0X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,578,351	$—	$—	$14,578,351
Debt investments	19,582,616	—	—	19,582,616
Equity investments	27,343,292	6,407,548	—	20,935,744

Total	$61,504,259	$6,407,548	$—	$55,096,711

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	53,783	53,783
GiveGab, Inc. (Givegab)	—	—	1,919	1,919
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)

Total realized gains (losses)	—	—	(1,258,637)	(1,258,637)
Unrealized gains/(losses) included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	657,000	657,000
DSD Operating, LLC (DSD)	—	—	886,698	886,698
ITA Acquisition, LLC (ITA)	—	—	(748,810)	(748,810)
Knoa Software, Inc. (Knoa)	—	—	(379,155)	(379,155)
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
OnCore Golf Technology, Inc. (OnCore)	—	—	(200,000)	(200,000)
Open Exchange, Inc. (Open Exchange)	—	—	(4,168,060)	(4,168,060)
Post Process Technologies, Inc. (Post Process)	—	—	(248,875)	(248,875)
SciAps, Inc. (Sciaps)	—	—	2,152,984	2,152,984
Social Flow	—	—	1,628,000	1,628,000
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(375,000)	(375,000)
Tilson Technology Management, Inc. (Tilson)	—	—	1,374,985	1,374,985

Total unrealized gains (losses)	—	—	627,608	627,608

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	2,500,000	600,000	3,100,000
Caitec, Inc. (Caitec)	73,326	—	—	73,326
DSD	380,599	—	—	380,599
Filterworks Acquisition USA, LLC (Filterworks)	—	186,488	139,232	325,720
GoNoodle, Inc. (GoNoodle)	—	14,142	—	14,142
HDI Acquisition LLC (Hilton Displays)	—	26,587	—	26,587
ITA	99,595	—	623,810	723,405
Mattison Avenue Holdings LLC (Mattison)	37,175	—	—	37,175
Sciaps	—	605,000	—	605,000
Seybert’s Billiards Corporation (Seybert’s)	—	2,310,496	194,000	2,504,496

Total purchases of securities/changes to securities/non-cash conversions	590,695	5,642,713	1,557,042	7,790,450
Repayments and sale of securities:
Clearview Social	—	—	(53,783)	(53,783)
Empire Genomics, Corp. (Empire)	(1,444,915)	—	—	(1,444,915)
Givegab	—	—	(1,919)	(1,919)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)
Lumious (Tech 2000, Inc.)	(70,833)	—	—	(70,833)

Total repayments and sale of securities	(1,515,748)	(90,175)	(624,204)	(2,230,127)
Transfers within Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Ending Balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets				($5,909,772)
Net realized gain on investments for the period included in changes in net assets				$705,493

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2021:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2020, of Level 3 Assets	$6,771,394	$9,799,365	$20,181,405	$36,752,164
Realized gains (losses)included in net change in net assets from operations:
Centivo Corporation (Centivo)	—	—	1,614,433	1,614,433
ClearView Social, Inc. (Clearview Social)	—	—	135,430	135,430
Empire Genomics, Corp. (Empire Genomics)	—	—	(308,676)	(308,676)
First Wave Technologies, Inc. (First Wave)	—	—	(661,563)	(661,563)
GiveGab, Inc. (GiveGab)	—	—	1,846,705	1,846,705
Mercantile Adjustment Bureau, LLC (Mercantile)	—	—	36,000	36,000
Microcision, LLC (Microcision)	—	—	57,215	57,215

Total realized gains	—	—	2,719,544	2,719,544
Unrealized gains/(losses) included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	(200,000)	(200,000)
Centivo	—	—	(584,832)	(584,832)
Empire Genomics	—	—	1,151,021	1,151,021
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(369,249)	(369,249)
First Wave	—	—	628,563	628,563
ITA Acquisition, LLC (ITA)	—	—	(375,000)	(375,000)
Knoa Software, Inc. (Knoa)	—	—	(544,860)	(544,860)
Mercantile	—	849,040	97,625	946,665
Microcision	—	—	(10,000)	(10,000)
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
Open Exchange, Inc. (Open Exchange)	—	—	4,918,061	4,918,061
Post Process Technologies, Inc. (Post Process)	—	—	(122,728)	(122,728)
Rheonix, Inc. (Rheonix)	—	—	(702,732)	(702,732)
SciAps, Inc. (Sciaps)	—	—	721,000	721,000
SocialFlow, Inc. (Socialflow)	—	—	(201,487)	(201,487)
Tilson Technology Management, Inc. (Tilson)	—	—	4,215,000	4,215,000

Total unrealized gains (losses)	—	849,040	8,597,541	9,446,581
Purchases of securities/changes to securities/non-cash conversions:
Applied Image, Inc. (Applied Image)	—	1,750,000	—	1,750,000
Caitec, Inc. (Caitec)	71,854	—	—	71,854
DSD Operating, LLC (DSD)	2,759,183	—	1,067,500	3,826,683
Filterworks	—	96,786	63,743	160,529
GoNoodle, Inc. (GoNoodle)	—	15,234	—	15,234
HDI Acquisition LLC (Hilton Displays)	—	26,055	—	26,055
ITA	3,436,611	—	500,000	3,936,611
Mattison Avenue Holdings LLC (Mattison)	691,547	5,611	—	697,158
Microcision	—	88,003	—	88,003
Nailbiter, Inc. (Nailbiter)	—	2,250,000	—	2,250,000
Seybert’s Billiards Corporation (Seybert’s)	—	3,314,466	50,000	3,364,466
SciAps, Inc. (Sciaps)	—	15,000	—	15,000
BMP Swanson Holdco, LLC (Swanson)	1,600,000	—	233,333	1,833,333

Total purchases of securities/changes to securities/non-cash conversions	8,559,195	7,561,155	1,914,576	18,034,926

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Repayments and sale of securities:
Advantage 24/7, LLC (Advantage 24/7)	(55,000)	—	—	(55,000)
Centivo	—	—	(2,415,775)	(2,415,775)
Clearview Social	—	—	(335,430)	(335,430)
Givegab	—	—	(2,462,926)	(2,462,926)
GoNoodle	—	(44,972)	—	(44,972)
Mercantile	—	(1,349,040)	(133,625)	(1,482,665)
Microcision	—	(1,500,000)	(57,215)	(1,557,215)
Science and Medicine Group, Inc. (SMG)	(1,900,000)	—	—	(1,900,000)

Total repayments and sale of securities	(1,955,000)	(2,894,012)	(5,404,971)	(10,253,983)
Transfers within Level 3	2,127,815	(1,285,470)	(842,345)	—
Transfers out of Level 3	—	—	(6,531,815)	(6,531,815)

Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417

Change in unrealized appreciation/depreciation on investments for the period included in changes in net assets				$12,369,606
Net realized gain on investments for the period included in changes in net assets				$5,820,354

NOTE 3. – OTHER ASSETS

Other assets was comprised of the following at December 31:

	2022	2021
Dividend receivables	$102,655	$99,720
Deferred financing fees, net	112,500	—
Escrow receivables	68,983	71,765
Prepaid expenses	10,905	9,972

Total other assets	$295,043	$181,457

Amortization expense related to the deferred financing fees during the year ended December 31, 2022 was $12,500.

NOTE 4. – INCOME TAXES

The Corporation elected to be treated, for income tax purposes, as a RIC for the 2022 and 2021 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its stockholders as dividends. The Corporation must distribute substantially all of its respective investment company taxable income each tax year as dividends to its stockholders to maintain its RIC status. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2022 or 2021, respectively.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following differences were reclassified for tax purposes for the years ended December 31, 2022 and December 31, 20211:

	2022	2021
Decrease in capital in excess of par value	($215,542)	($323,736)
Increase in total distributable earnings	215,542	323,736

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Net (decrease) increase in net assets resulting from operations	($881,849)	$15,797,428
Net change in unrealized appreciation/depreciation on investments	6,017,752	(12,581,982)
Net change in deferred tax liability	44,862	(89,768)
GAAP versus tax basis consolidation of subsidiaries	(863,702)	(214,965)
Other permanent book income and tax income differences	170,680	102,462
Temporary book income and tax income differences	(803,001)	(2,266,409)

Taxable income[2]	$3,684,742	$746,766

For tax purposes, distributions paid to shareholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the years ended December 31, 2022 and December 31, 2021 was as follows:

	2022	2021
Ordinary income	$2,142,247	$825,029
Long-term capital gains	—	—
Return of Capital	—	311,042

Total	$2,142,247	$1,136,071

The determination of the tax attributes of the Corporation’s distributions is made annually as of the end of the Corporation’s fiscal year based upon the Corporation’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

[1]

The Corporation’s permanent book-to-tax reclassifications for 2022 are an estimate and will not be finalized until the Corporation files its 2022 federal income tax returns in 2023. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

[2]

The Corporation’s taxable income for 2022 is an estimate and will not be finalized until the Corporation files its 2022 federal income tax returns in 2023. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2022 and carried forward for distribution in 2023 may be different than this estimate.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended December 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Undistributed ordinary income – tax basis	$250,428	$—
Net change in unrealized appreciation on investments	5,993,782	12,011,534
GAAP vs tax basis consolidation of subsidiaries	863,702	214,965
Other temporary differences	1,389,575	3,573,476

Total accumulated earnings – book basis	$8,497,487	$15,799,975

The differences between components of distributable earnings on a tax basis and the amounts reflected in the consolidated statement of changes in net assets are primarily due to temporary book-tax differences that will reverse in subsequent periods.

The Corporation has the following wholly-owned blocker companies in place at December 31, 2022: Rand Somerset Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand ITA Holdings Corp., Rand BMP Swanson Holdings Corp., and Rand FSS Holdings Corp. (the “Blocker Corps”), which are taxable entities and therefore are not consolidated for tax purposes. The primary purpose of the Blocker Corps is to permit the Corporation to hold certain interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allows it to satisfy the RIC tax requirement that at least 90% of its gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Blocker Corps are taxed at normal corporate tax rates based on their taxable income.

At December 31, 2022, the Corporation had a net deferred tax asset of $28,160 that primarily related to unrealized appreciation on investments held in the Blocker Corps. At December 31, 2021, the Corporation had a net deferred tax asset of $181,003 that primarily related to unrealized appreciation on investments held in the Blocker Corps.

Income Taxes on Blocker Corporations

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2022 and 2021 are approximately as follows:

	2022	2021
Investments	($234,730)	$116,810
NOL & tax credit carryforwards	262,890	64,193

Deferred tax asset, net	$28,160	$181,003

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2022	2021	2020
Current:
Federal	$173,235	$85,829	($2,743)
State	(2,555)	14,835	5,159

	170,680	100,664	2,416

Deferred:
Federal	92,304	(279,167)	1,234,069
State	60,538	(22,977)	91,270

	152,842	(302,144)	1,325,339

Total	$323,522	($201,480)	$1,327,755

A reconciliation of the (benefit) expense from income taxes at the federal statutory rate to the expense reported is as follows:

	2022	2021	2020
Net investment gain (loss) gain, realized (loss) gain and unrealized gain (loss) before income taxes	($558,327)	$15,595,948	$2,071,521

Expected tax benefit at statutory rate	(117,249)	$3,275,149	$435,019
State - net of federal effect	45,807	(8,142)	76,179
Pass-through expense (benefit) from portfolio investment	721	(46,210)	—
Tax effect of change to RIC	—	—	1,335,251
Valuation allowance	—	—	12,141
Tax benefit of RIC status	400,329	(3,426,735)	(417,780)
Carryback benefit from tax law change	—	—	(90,141)
Other	(6,086)	4,458	(22,914)

Total	$323,522	($201,480)	$1,327,755

At December 31, 2022 and 2021, the Corporation had $955,952 and $1,025,262, respectively, of federal net operating loss carryforwards, $291,416 and $0, respectively, of business interest expense carryforwards and no capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $567,127 and $1,003,889 at December 31, 2022 and 2021, respectively.

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

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through 2022.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2022, 2021 and 2020 were de minimis. No amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2022 and 2021 and $2,627 was recorded in interest for the year ended December 31, 2021 for a late payment of federal taxes owing. For the year ended December 31, 2022, the Corporation received $10,116 in interest income relating to an IRS carryback claim.

NOTE 5. – SENIOR SECURED REVOLVING CREDIT FACILITY

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

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis.

Events of default under the Credit Agreement which permit the Lender to exercise its remedies, including acceleration of the principal and interest on the Credit Facility, include, among others: (i) default in the payment

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of principal or interest on the Credit Facility, (ii) default by the Corporation on any other obligation, condition, covenant or other provision under the Credit Agreement and related documents, (iii) failure by the Corporation to pay any material indebtedness or obligation owing to any third party or affiliate, or the failure by the Corporation to perform any agreement with any third party or affiliate that would have a material adverse effect on the Corporation and its subsidiaries taken as a whole, (iv) the sale of all or substantially all of the Corporation’s assets to a third party, (v) various bankruptcy and insolvency events, and (vi) any material adverse change in the Corporation and its subsidiaries, taken as a whole, or their business, assets, operations, management, ownership, affairs, condition (financial or otherwise) or the Lender’s collateral that the Lender reasonably determines will have a material adverse effect on the Lender’s collateral, the Corporation and its subsidiaries, taken as a whole, or their business, assets, operation or condition (financial or otherwise) or on the Corporation’s ability to repay its debts.

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

The outstanding balance drawn on the Credit Facility at December 31, 2022 was $2,550,000. Under the borrowing base formula described above, the unused line of credit balance was $19,300,000. A closing fee of $125,000 was paid related to the closing of this Credit Facility, and it is recorded in Other Assets on the Consolidated Statements of Financial Position at December 31, 2022. This closing fee will be amortized over the life of the Credit Facility. Amortization expense related to the Credit Facility during the year ended December 31, 2022 was $12,500.

Information about the Corporation’s senior securities (including debt securities and other indebtedness) is shown in the following table.

Year	Total Amount Outstanding (1)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2022
Credit Facility	$2,550,000	$23,636	N/A	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented

(2)

Asset coverage per unit is the ratio of the carrying value of the Corporation’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)

The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The N/A in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(4)	Average market value per unit is not applicable because these are not registered for public trading.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. – STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2022 and 2021, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 21, 2022, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value per share. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 21, 2023. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2021. During the year ended December 31, 2022, the Corporation did not repurchase any shares. During the year ended December 31, 2021, the Corporation repurchased 1,148 shares of common stock for the treasury at a cost of $20,771.

The Corporation’s Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Supplemental

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable (losses) earnings	Total Stockholders’ Equity (Net Assets)
January 1, 2021	$264,892	$52,003,545	($1,545,834)	($4,617,773)	$46,104,830
Dividend declaration	—	—	—	(1,136,071)	(1,136,071)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(323,736)	—	323,736	—
Purchase of treasury shares	—	—	(20,771)	—	(20,771)
Net increase in net assets from operations	—	—	—	15,797,428	15,797,428

December 31, 2021	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416

January 1, 2022	$264,892	$51,679,809	($1,566,605)	$10,367,320	$60,745,416
Dividend declaration	—	—	—	(2,142,247)	(2,142,247)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(215,542)	—	215,542	—
Net decrease in net assets from operations	—	—	—	(881,849)	(881,849)

December 31, 2022	$264,892	$51,464,267	($1,566,605)	$7,558,766	$57,721,320

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. – COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2022 or 2021.

In addition, the Corporation analyzed the new Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842 standard, Leases, and deemed the effect on the Corporation’s consolidated financial statements to be immaterial.

NOTE 8. – QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2022
Investment income	$1,732,986	$1,554,265	$1,353,182	$1,124,748
Net increase (decrease) in net assets from operations	$320,175	$1,104,902	($1,896,389)	($410,537)
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding	$0.12	$0.43	($0.73)	($0.16)
2021
Investment income	$1,236,531	$1,012,343	$811,037	$1,016,392
Net increase in net assets from operations	$944,635	$2,321,200	$4,500,834	$8,030,759
Basic and diluted net increase in net assets from operations per weighted share outstanding	$0.37	$0.90	$1.74	$3.11

NOTE 9. – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Corporation maintains an allowance for doubtful accounts for estimated uncollectible interest payments due from portfolio investments. The allowance for doubtful accounts is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for doubtful accounts consist of the following:

	2022	2021	2020
Balance at beginning of year	$—	($15,000)	($166,413)
Write offs/Recoveries	—	15,000	151,413

Balance at end of year	$—	$—	($15,000)

NOTE 10. – RELATED PARTY TRANSACTIONS

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the years ended December 31, 2022, 2021 and 2020, the Base Management Fees earned by RCM were $927,226, $858,144 and $589,519, respectively. As of December 31, 2022, and 2021, the Corporation had $230,221 and $238,862, respectively, payable for the Base Management Fees on its Consolidated Statements of Financial Position.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net Investment Income” (as defined in the agreement) for the immediately preceding calendar quarter.

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

The Income Based Fee paid to RCM shall not be in excess of the Incentive Fee Cap. The “Incentive Fee Cap” for any quarter is an amount equal to (1) 20.0% of the Cumulative Net Return (as defined below) during the relevant Income Based Fee Calculation Period (as defined below) minus (2) the aggregate Income Based Fee that was paid in respect of the calendar quarters included in the relevant Income Based Fee Calculation Period.

For purposes of the calculation of the Income Based Fee, “Income Based Fee Calculation Period” is defined as, with reference to a calendar quarter, the period of time consisting of such calendar quarter and the additional quarters that comprise the eleven calendar quarters immediately preceding such calendar quarter.

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

For the years ended December 31, 2022 and 2021, there were no Income Based Fees earned under the Investment Management Agreement.

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

For the years ended December 31, 2022, 2021 and 2020, the Corporation recorded Capital Gains Fees payable of $332,000, $652,240 and $0, respectively. The Capital Gains Fee expense is recorded in the “Capital gains incentive fees” line on the Consolidated Statements of Operations and the current amount payable is included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position.

Under U.S. generally accepted accounting principles (GAAP), the Corporation is required to cumulatively accrue an incentive fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. The Corporation will accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. In calculating the accrual for the Incentive Fee based on capital gains, the Corporation considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gains Fee payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If this amount is positive at the end of a period, the Corporation records a capital gains incentive fee equal to 20% of this amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods. If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended December 31, 2022 and 2021, the Corporation recorded an accrual of capital gains incentive fees, in accordance with GAAP, of $2,167,000 and $3,547,760, respectively. The accrued capital gains incentive fees are recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position. The expense related to the accrued capital gains incentive fee was ($1,048,760), $4,200,000 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively and is recorded on the “Capital gains incentive fees” line on the Consolidated Statements of Operations.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RCM is responsible for the Corporation’s financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, RCM assists in determining and publishing the Corporation’s net asset value (NAV), overseeing the preparation and filing of tax returns, and the printing and dissemination of reports to shareholders, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. RCM provides, on the Corporation’s behalf, managerial assistance to those portfolio companies that have accepted its offer to provide such assistance.

NOTE 11. – SUBSEQUENT EVENT

Subsequent to year end, on February 28, 2023, Rand’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The cash dividend will be paid on or about March 27, 2023 to shareholders of record as of March 13, 2023.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2022

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
BMP Food Service Supply Holdco. LLC	$3,100,000	$—
Seybert’s Billiards Corporation	2,394,000	—
ITA Acquisition, LLC	623,810	—
SciAps, Inc.	590,000	—
DSD Operating, LLC.	318,276	—

Total of new investments	7,026,086	—
Other changes to investments:
Filterworks Acquisition USA, LLC interest conversion	325,720	—
Seybert’s Billiards Corporation interest conversion	100,488	—
Caitec, Inc. interest conversion	73,326	—
ITA Acquisition, LLC interest conversion	99,595	—
DSD Operating, LLC interest conversion	62,323	—
Mattison Avenue Holdings LLC interest conversion	37,175	—
HDI Acquisition LLC interest conversion	26,587	—
SciAps, Inc. OID amortization	15,000	—
GoNoodle, Inc. interest conversion	14,142	—
Seybert’s Billiards Corporation OID amortization	10,008	—

Total of other changes to investments	764,364	—
Investments repaid, sold or liquidated:
SocialFlow, Inc. investment sold	(1,750,000)	(1,481,498)
Empire Genomics, Corp. loan repayment	(1,444,915)	—
Golub Capital BDC, Inc. sell stock	(403,910)	73,101
Owl Rock Capital Corporation sell stock	(347,067)	97,932
Microcision LLC investment sold	(110,000)	190,000
FS KKR Capital Corp. sell stock	(94,380)	41,413
GoNoodle, Inc. principal payment	(90,175)	—
Ares Capital Corporation sell stock	(76,320)	50,238
Lumious (Tech 2000, Inc.) principal payment	(70,833)	—
ACV Auctions, Inc. sell stock	(34,440)	1,701,446
New Monarch Machine Tool, Inc. liquidated	(22,841)	(22,841)
ClearView Social, Inc. escrow receipt	—	53,783
GiveGab, Inc. escrow receipt	—	1,919

Total of investments repaid, sold or liquidated	(4,444,881)	705,493

Net change in investments, at cost and total realized gain	$3,345,569	$705,493

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements, and the financial highlights schedule for each of the five years in the period ended December 31, 2022 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, and the financial highlights for each of the five years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2022 and 2021, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2022 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2022 is fairly stated, in all material respects, in relation to the financial statements as a whole.

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

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2022, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $55,096,711. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

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

March 10, 2023

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.    The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2022. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2022.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.    Other Information

None

Item 9C.    Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

Part III

Item 10. Directors,	Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “DELINQUENT SECTIONS 16(a) REPORTS” and “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2023 Proxy Statement”).

Item 11. Executive	Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2023 Proxy Statement under the heading “DIRECTOR COMPENSATION” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2023 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain	Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2023 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14. Principal	Accountant Fees and Services

The Corporation’s independent registered public accounting firm is Freed Maxick CPAs, P.C., Buffalo, New York, PCAOB Auditor Firm ID: 317

Information concerning the Corporation’s independent registered public accounting firm, the audit committee’s pre-approval policy for audit services and our independent registered public accounting firm fees and services is contained in the Corporation’s 2023 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES”.

Part IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2022 and 2021

Consolidated Statements of Operations for the three years in the period ended December 31, 2022

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2022

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2022

Consolidated Schedule of Portfolio Investments as of December 31, 2022

Consolidated Schedule of Portfolio Investments as of December 31, 2021

Financial Highlights Schedule for the five years in the period ended December 31, 2022

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2022

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

(10.6)

Revolving Line Note, dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.2 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.7)

Addendum to Line of Credit Note, dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.3 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.8)

Variable Rate Rider (Daily Simple SOFR), dated June 27, 2022, by Rand Capital Corporation, as borrower, incorporated by reference to Exhibit 10.4 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(10.9)

General Security Agreement, dated June 27, 2022, by Rand Capital Corporation and each of the subsidiaries listed therein, as debtors, in favor of Manufacturers and Traders Trust Company, as the secured party, incorporated by reference to Exhibit 10.5 to the Corporation’s Current Report on Form 8-K filed with the SEC on June 27, 2022.

(21.1)#

Subsidiaries of Rand Capital Corporation.—Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp.

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

Date: March 10, 2023	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Daniel P. Penberthy Daniel P. Penberthy / Chief Executive Office and President	March 10, 2023

(ii) Principal Accounting & Financial Officer:

/s/ Margaret W. Brechtel Margaret W. Brechtel / Executive Vice President, Chief Financial Officer and Treasurer	March 10, 2023

(iii) Directors:

/s/ Benjamin E. Godley Benjamin E. Godley/ Director	March 10, 2023

/s/ Adam S. Gusky Adam S. Gusky / Director	March 10, 2023

/s/ Cari L. Jaroslawsky Cari L. Jaroslawsky / Director	March 10, 2023

/s/ Erland E. Kailbourne Erland E. Kailbourne / Director	March 10, 2023

/s/ Robert M. Zak Robert M. Zak / Director	March 10, 2023