Form 10-Q
period 2023-03-31
RAND CAPITAL CORP
filed 2023-05-09
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2023, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Investments at fair value:
Control investments (cost of $4,704,404 and $4,660,017, respectively)	$3,580,594	$3,536,207
Affiliate investments (cost of $35,706,050 and $30,204,160, respectively)	43,743,479	38,241,589
Non-Control/Non-Affiliate investments (cost of $20,589,821 and $20,852,060, respectively)	20,866,197	19,726,463
Total investments, at fair value (cost of $61,000,275 and $55,716,237, respectively)	68,190,270	61,504,259
Cash	1,841,162	1,368,996
Interest receivable	209,492	208,338
Prepaid income taxes	43,939	76,396
Deferred tax asset	33,695	28,160
Other assets	286,715	295,043
Total assets	$70,605,273	$63,481,192
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$245,768	$562,221
Accounts payable and accrued expenses	97,660	66,680
Line of credit (see Note 6)	7,950,000	2,550,000
Capital gains incentive fees	2,458,000	2,167,000
Deferred revenue	478,452	413,971
Total liabilities	11,229,880	5,759,872
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 3/31/23 and 12/31/22	264,892	264,892
Capital in excess of par value	51,464,267	51,464,267
Treasury stock, at cost: 67,895 shares at 3/31/23 and 12/31/22	(1,566,605)	(1,566,605)
Total distributable earnings	9,212,839	7,558,766
Total stockholders’ equity (net assets) (per share – 3/31/23: $23.00; 12/31/22: $22.36)	59,375,393	57,721,320
Total liabilities and stockholders’ equity (net assets)	$70,605,273	$63,481,192

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Investment income:
Interest from portfolio companies:
Control investments	$150,916	$—
Affiliate investments	787,821	570,116
Non-Control/Non-Affiliate investments	358,166	342,023
Total interest from portfolio companies	1,296,903	912,139
Interest from other investments:
Non-Control/Non-Affiliate investments	132	—
Total interest from other investments	132	—
Dividend and other investment income:
Affiliate investments	347,148	43,725
Non-Control/Non-Affiliate investments	127,595	129,265
Total dividend and other investment income	474,743	172,990
Fee income:
Control investments	3,900	—
Affiliate investments	67,842	30,305
Non-Control/Non-Affiliate investments	7,978	9,314
Total fee income	79,720	39,619
Total investment income	1,851,498	1,124,748
Expenses:
Base management fee (see Note 8)	245,393	240,275
Capital gains incentive fees (see Note 8)	291,000	(239,760)
Professional fees	170,975	231,083
Interest expense	158,400	—
Stockholders and office operating	64,304	56,698
Directors' fees	63,850	45,100
Administrative fees	37,250	—
Insurance	12,960	8,910
Corporate development	3,713	3,027
Other operating	—	45
Total expenses	1,047,845	345,378
Net investment income before income taxes:	803,653	779,370
Income tax expense	88,737	7,367
Net investment income	714,916	772,003
Net realized gain (loss) on sales and dispositions of investments:
Affiliate investments	58,329	—
Non-Control/Non-Affiliate investments	(4,941)	(851,471)
Net realized gain (loss) on sales and dispositions of investments	53,388	(851,471)
Net change in unrealized appreciation/depreciation on investments:
Non-Control/Non-Affiliate investments	1,401,973	(331,069)
Net change in unrealized appreciation/depreciation on investments	1,401,973	(331,069)
Net realized and unrealized gain (loss) on investments	1,455,361	(1,182,540)
Net increase (decrease) in net assets from operations	$2,170,277	$(410,537)
Weighted average shares outstanding	2,581,021	2,581,021
Basic and diluted net increase (decrease) in net assets from operations per share	$0.84	$(0.16)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net assets at beginning of period	$57,721,320	$60,745,416
Net investment income	714,916	772,003
Net realized gain (loss) on sales and dispositions of investments	53,388	(851,471)
Net change in unrealized appreciation/depreciation on investments	1,401,973	(331,069)
Net increase (decrease) in net assets from operations	2,170,277	(410,537)
Declaration of dividend	(516,204)	(387,153)
Net assets at end of period	$59,375,393	$59,947,726

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$2,170,277	$(410,537)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(5,570,000)	(542,086)
Proceeds from sale of portfolio investments	268,329	1,079,589
Proceeds from loan repayments	300,000	90,175
Net realized gain (loss) on sales and dispositions of portfolio investments	(53,388)	851,471
Change in unrealized (appreciation) depreciation on investments	(1,401,973)	331,069
Deferred income tax benefit	(5,535)	(10,316)
Amortization	6,250	—
Original issue discount amortization	(7,752)	(6,252)
Non-cash conversion of debenture interest	(216,286)	(147,146)
Changes in operating assets and liabilities:
Increase in interest receivable	(1,154)	(67,750)
Increase in other assets	(2,863)	(113,646)
Decrease in prepaid income taxes	32,457	17,443
Increase (decrease) in accounts payable and accrued expenses	30,980	(1,737)
Decrease in due to investment adviser	(316,453)	(650,827)
Increase (decrease) in capital gains incentive fees payable	291,000	(239,760)
Increase (decrease) in deferred revenue	64,481	(29,619)
Total adjustments	(6,581,907)	560,608
Net cash (used in) provided by operating activities	(4,411,630)	150,071
Cash flows from financing activities:
Proceeds from line of credit	5,400,000	—
Payment of cash dividend	(516,204)	(387,153)
Net cash provided by (used in) financing activities	4,883,796	(387,153)
Net increase (decrease) in cash	472,166	(237,082)
Cash:
Beginning of period	1,368,996	833,875
End of period	$1,841,162	$596,793

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 35.1% of net assets: (g) (j)
ACV Auctions, Inc. (e)(n) NASDAQ: ACVA	319,934 shares of Class A Common Stock valued at $12.61 per share.	8/12/16	<1%	$87,219	$4,033,301	6.8%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	380,100	0.6%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	313,600	0.5%
Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,837,096	1,837,096	6.7%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,837,096	1,837,096
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			3,974,192	3,974,192
Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,174,760	2.0%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	883,360	1.5%
GoNoodle, Inc. (l) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,415,297	1,415,297	2.4%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,415,360	1,415,360
HDI Acquisition LLC (Hilton Displays) (h) (l) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,034,421	1,034,421	1.7%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2024.	11/16/18	0%	789,944	789,944	1.3%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (2% PIK) due December 9, 2023.	6/23/21	0%	1,865,819	1,865,819	3.1%
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.8%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter, Inc.			2,250,000	2,250,000
	(i) Interest Receivable $52,435
OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	1,193,697	2.4%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	208,243
software. (Software)	Total Open Exchange			1,401,940	1,401,940
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,024,400	1.7%
PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and	50,593 Common.	10/24/09		—	—
diagnostic testing devices. (Health Care)	589,420 Series B Preferred.	9/29/15		702,732	—
www.rheonix.com	Total Rheonix			2,802,731	—
Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	125,000	0.2%
Subtotal Non-Control/Non-Affiliate Investments				$20,589,821	$20,866,197
Affiliate Investments – 73.7% of net assets (g) (k)
Applied Image, Inc. Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.9%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (m) Salt Lake City, UT. Provides design,	$4,820,000 Term Note at 12% due November 22, 2027.	11/22/22	17%	4,820,000	4,820,000	8.8%
distribution, and installation services for	16.7% Preferred Interest.	11/22/22		390,000	390,000
commercial kitchen renovations and new builds.	Total BMP Food Service Supply			5,210,000	5,210,000
(Professional Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (m) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.1%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional Services)	Total BMP Swanson			1,833,333	1,833,333
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.3%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,155,481	3,155,481	8.6%
dealerships. (Automotive)	1,067 Class A Preferred shares.	9/30/21		1,067,500	1,954,198
www.dsdteam.com	1,067 Class B Common shares.	9/30/21		—	—
	Total DSD			4,222,981	5,109,679
Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops.	$2,283,702 Term Note modified to 3% (+11% PIK) through June 30, 2023, then 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	11/18/19	8%	2,705,515	2,705,515	5.2%
(Automotive)	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
www.autotality.com	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
	Total Filterworks			3,470,990	3,101,741
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
management and performance (EMP) solutions	Total Knoa			1,229,155	100,000
utilizing enterprise applications. (Software)
www.knoa.com
Mezmeriz, Inc. (e)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (l) Harrisonville, MO. A provider of branded tire	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	2,989,250	2,989,250	5.1%
pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	30,000
of a suite of proprietary hardware	Total Pressure Pro			3,019,250	3,019,250
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc.	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	8.8%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,088,750	2,088,750
	Total SciAps			5,212,734	5,212,734
Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies.	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,206,355	4,206,355	9.9%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,449,387	1,449,387
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			5,899,742	5,899,742

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc.	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.8%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	876,800
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment.	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
(Professional Services)	Total Tilson			3,100,015	10,550,000
www.tilsontech.com	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$35,706,050	$43,743,479
Control Investments - 6.0% of net assets (o)
ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade	$1,900,000 Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21	37%	2,000,920	2,000,920	6.0%
manufacturing. (Manufacturing) www.itainc.com	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21		1,579,674	1,579,674
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			4,704,404	3,580,594
Subtotal Control Investments				$4,704,404	$3,580,594
TOTAL INVESTMENTS – 114.8%				$61,000,275	$68,190,270
LIABILITIES IN EXCESS OF OTHER ASSETS - (14.8%)					(8,814,877)
NET ASSETS – 100%					$59,375,393

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At March 31, 2023, restricted securities represented 89% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2023, ASC 820 designates 89% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of March 31, 2023, the total cost of investment securities was approximately $61.0 million. Net unrealized appreciation was approximately $7.2 million, which was comprised of $14.9 million of unrealized appreciation of investment securities and ($7.7) million of unrealized depreciation of investment securities. At March 31, 2023, the aggregate gross unrealized gain for federal income tax purposes was $14.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.7) million. The net unrealized gain for federal income tax purposes was $7.9 million based on a tax cost of $60.3 million.
(g)
All of the Corporation’s portfolio assets are pledged as collateral for purposes of securing the Corporation’s senior secured revolving credit facility pursuant to a general security agreement, dated June 27, 2022, between the Corporation, the subsidiaries listed therein, and the Lender (as defined herein).
(h)
Reduction in cost and fair value from previously reported balances reflects current principal repayment.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$1,900,000 Term Note at 12% (+5% PIK) due June 21, 2026.	$1,976,116	$—	$24,804	$—	$2,000,920	$—	$86,235
	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	1,560,091	—	19,583	—	1,579,674	—	68,581
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	44,387	—	3,580,594	—	154,816
	Total Control Investments	$3,536,207	$—	$44,387	$—	$3,580,594	$—	$154,816
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$45,276
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	45,276
BMP Food Service Supply Holdco, LLC	$4,820,000 Term Note at 12% due November 22, 2027.	2,500,000	—	2,320,000	—	4,820,000	—	161,859
	16.7% Preferred Interest.	600,000	—	—	(210,000)	390,000	—	—
	Total FSS	3,100,000	—	2,320,000	(210,000)	5,210,000	—	161,859
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	—	—	1,600,000	—	49,667
	Preferred Membership Interest for 9.29%.	233,333	—	—	—	233,333	—	—
	Total BMP Swanson	1,833,333	—	—	—	1,833,333	—	49,667
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	—	—	—	1,957,000	—	299,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	15,699	—	3,155,481	—	113,705
	1,067 Class A Preferred shares.	1,954,198	—	—	—	1,954,198	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	—	15,699	—	5,109,679	—	113,705
Filterworks Acquisition USA, LLC	$2,283,702 Term Note modified to 3% (+11% PIK) through June 30, 2023, then 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	2,633,105	—	72,410	—	2,705,515	—	92,158
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	72,410	—	3,101,741	—	92,158
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	34,850
	1,876,922 Series B Preferred.	100,000	—	—	—	100,000	—	—
	Total Knoa	100,000	—	—	—	100,000	—	34,850
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	58,329	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	—	—	2,989,250	—	2,989,250	—	112,650
	Warrant for 10% Membership Interest.	—	—	30,000	—	30,000	—	—
	Total Pressure Pro	—	—	3,019,250	—	3,019,250	—	112,650

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,085,000	—	3,750	—	2,088,750	—	71,450
	Total SciAps	5,208,984	—	3,750	—	5,212,734	—	71,450
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	4,184,106	—	22,249	—	4,206,355	—	154,778
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,440,855	—	8,532	—	1,449,387	—	54,120
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,868,961	—	30,781	—	5,899,742	—	208,898
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	13,125
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	—	—	250,000	—	250,000	—	—
	Total Tilson	10,300,000	—	250,000	—	10,550,000	—	13,125
	Total Affiliate Investments	$38,241,589	$—	$5,711,890	$(210,000)	$43,743,479	$58,329	$1,202,811
	Total Control and Affiliate Investments	$41,777,796	$—	$5,756,277	$(210,000)	$47,324,073	$58,329	$1,357,627

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2023 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2023
Professional Services	31.8%
Manufacturing	24.4
Consumer Product	14.6
Automotive	12.1
Software	11.4
BDC Investment Funds	5.5
Oil and Gas	0.2
Total Investments	100%

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 34.2% of net assets: (g) (j)
ACV Auctions, Inc. (e)(n) NASDAQ: ACVA	319,934 shares of Class A Common Stock valued at $7.87 per share.	8/12/16	<1%	$87,219	$2,517,881	4.4%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	389,130	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	326,400	0.6%
Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,827,941	1,827,941	6.9%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,827,941	1,827,941
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			3,955,882	3,955,882
Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,229,227	2.1%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	835,360	1.4%
GoNoodle, Inc. (h) (l) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,411,768	1,411,768	2.4%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,411,831	1,411,831
HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,327,782	1,327,782	2.3%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (h) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	789,944	789,944	1.4%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (2% PIK) due December 9, 2023.	6/23/21	0%	1,856,536	1,856,536	3.2%
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.9%
www.nailbiter.com	Warrants for Preferred Stock.			—	—
	Total Nailbiter, Inc.			2,250,000	2,250,000
OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	1,193,697	2.4%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	208,243
software. (Software)	Total Open Exchange			1,401,940	1,401,940
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,109,550	1.9%
PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and	50,593 Common.	10/24/09		—	—
diagnostic testing devices. (Health Care)	589,420 Series B Preferred.	9/29/15		702,732	—
www.rheonix.com	Total Rheonix			2,802,731	—
Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	125,000	0.2%
Subtotal Non-Control/Non-Affiliate Investments				$20,852,060	$19,726,463
Affiliate Investments – 66.3% of net assets (g) (k)
Applied Image, Inc. Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.0%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (m) Salt Lake City, UT. Provides design,	$2,500,000 Term Note at 12% due November 22, 2027.	11/22/22	24%	2,500,000	2,500,000	5.4%
distribution, and installation services for	24.83% Preferred Interest			600,000	600,000
commercial kitchen renovations and new builds.	Total BMP Food Service Supply			3,100,000	3,100,000
(Professional Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (m) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.2%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional Services)	Total BMP Swanson			1,833,333	1,833,333
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.4%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
DSD Operating, LLC (l)(m) Duluth, GA. Design and renovate auto	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,139,782	3,139,782	8.8%
dealerships. (Automotive)	1,067 Class A Preferred shares.			1,067,500	1,954,198
www.dsdteam.com	1,067 Class B Common shares.			—	—
	Total DSD			4,207,282	5,093,980
Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops.	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1, through December 31, 2022, due December 4, 2023.	11/18/19	8%	2,633,105	2,633,105	5.3%
(Automotive)	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
www.autotality.com	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
	Total Filterworks			3,398,580	3,029,331
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
management and performance (EMP) solutions	Total Knoa			1,229,155	100,000
utilizing enterprise applications. (Software)
www.knoa.com
Mezmeriz, Inc. (e)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
SciAps, Inc.	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	9.0%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,085,000	2,085,000
	Total SciAps			5,208,984	5,208,984
Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies.	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,184,106	4,184,106	10.2%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,440,855	1,440,855
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares	10/24/22		194,000	194,000
	Total Seybert’s			5,868,961	5,868,961

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc.	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.8%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting	211,567 Class A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment.	23,077 Series F Preferred.	6/15/20		750,003	876,800
(Professional Services)	Total Tilson			2,850,015	10,300,000
www.tilsontech.com	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$30,204,160	$38,241,589
Control Investments - 6.1% of net assets (o)
ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	37%	1,976,116	1,976,116	6.1%
manufacturing. (Manufacturing) www.itainc.com	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,560,091	1,560,091
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			4,660,017	3,536,207
Subtotal Control Investments				$4,660,017	$3,536,207
TOTAL INVESTMENTS – 106.6%				$55,716,237	$61,504,259
LIABILITIES IN EXCESS OF OTHER ASSETS - (6.6%)					(3,782,939)
NET ASSETS – 100%					$57,721,320

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
(h)
Reduction in cost and fair value from previously reported balances reflects current principal repayment.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2022, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	$—	$—	$1,976,116	$—	$1,976,116	$—	$159,738
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	—	—	1,560,091	—	1,560,091	—	127,117
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	(748,810)	748,810	—	—	—	—
	Total ITA	—	(748,810)	4,285,017	—	3,536,207	—	286,855
	Total Control Investments	$—	$(748,810)	$4,285,017	$—	$3,536,207	$—	$286,855
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$184,022
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	184,022
BMP Food Service Supply Holdco, LLC	$2,500,000 Term Note at 12% due November 22, 2027.	—	—	2,500,000	—	2,500,000	—	33,533
	24.83% Preferred Interest	—	—	600,000	—	600,000	—	—
	Total FSS	—	—	3,100,000	—	3,100,000	—	33,533
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	—	—	1,600,000	—	201,334
	Preferred Membership Interest for 9.29%.	233,333	—	—	—	233,333	—	—
	Total BMP Swanson	1,833,333	—	—	—	1,833,333	—	201,334
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,300,000	657,000	—	—	1,957,000	—	653,437
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	2,759,183	—	380,599	—	3,139,782	—	720,247
	1,067 Class A Preferred shares.	1,067,500	886,698	—	—	1,954,198	—	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	3,826,683	886,698	380,599	—	5,093,980	—	720,247
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1, through December 31, 2022, due December 4, 2023.	2,446,617	—	186,488	—	2,633,105	—	358,545
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	—	—	139,232	—	139,232	—	—
	Total Filterworks	2,703,611	—	325,720	—	3,029,331	—	358,545
ITA Acquisition, LLC	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	1,920,459	—	29,324	(1,949,783)	—	—	139,547
	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	1,516,152	—	23,151	(1,539,303)	—	—	110,373
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	125,000	—	623,810	(748,810)	—	—	—
	Total ITA	3,561,611	—	676,285	(4,237,896)	—	—	249,920
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	479,155	(379,155)	—	—	100,000	—	—
	Total Knoa	479,155	(379,155)	—	—	100,000	—	—
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision	Membership Interest Purchase Warrant for 5%.	85,000	—	—	(85,000)	—	190,000	—
New Monarch Machine Tool, Inc.	22.84 Common.	—	—	—	—	—	(22,841)	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company	Type of Investment	January 1, 2022, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2022, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	210,000	1,290,000	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	96,000	408,710	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	124,000	126,000	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	84,000	91,000	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	207,000	192,274	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	—	45,000	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	1,480,000	—	605,000	—	2,085,000	—	231,520
	Total SciAps	2,451,000	2,152,984	605,000	—	5,208,984	—	231,520
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	1,907,775	—	2,276,331	—	4,184,106	—	532,377
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,406,690	—	34,165	—	1,440,855	—	216,720
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares	—	—	194,000	—	194,000	—	—
	Total Seybert’s	3,364,465	—	2,504,496	—	5,868,961	—	749,097
Tilson Technology	120,000 Series B Preferred.	3,900,000	659,500	—	—	4,559,500	—	52,500
Management, Inc.	21,391 Series C Preferred.	695,000	117,800	—	—	812,800	—	—
	70,176 Series D Preferred.	2,280,000	386,400	—	—	2,666,400	—	—
	15,385 Series E Preferred.	500,012	84,488	—	—	584,500	—	—
	211,567 Class A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	23,077 Series F Preferred.	750,003	126,797	—	—	876,800	—	—
	Total Tilson	8,925,015	1,374,985	—	—	10,300,000	—	52,500
	Total Affiliate Investments	$30,279,873	$4,692,512	$7,592,100	$(4,322,896)	$38,241,589	$167,159	$3,434,155
	Total Control and Affiliate Investments	$30,279,873	$3,943,702	$11,877,117	$(4,322,896)	$41,777,796	$167,159	$3,721,010

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

See accompanying notes

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at March 31, 2023. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023. After December 31, 2023, the Investment Management Agreement and Administration Agreement will continue for successive annual periods provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We are an externally managed, closed-end, diversified investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Board declared the following quarterly cash dividend during the three months ended March 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023

In order to qualify to make the RIC election, Rand placed several of its equity investments in newly formed holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at March 31, 2023: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order for relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

The accompanying consolidated financial statements describe the operations of Rand and its wholly-owned subsidiaries Rand Capital Sub, LLC ("Rand Sub") and the Blocker Corps, (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

Qualifying Assets - The Corporation’s portfolio of investments includes both qualifying and non-qualifying assets. A majority of the Corporation’s investments represent qualifying investments in privately held businesses, principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act. The non-qualifying assets generally include investments in other publicly traded BDC investment companies and other publicly traded securities.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses as of March 31, 2023 or December 31, 2022.

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

Supplemental Cash Flow Information - Income taxes paid during the three months ended March 31, 2023 and 2022 were $61,814 and $240, respectively. Interest paid during the three months ended March 31, 2023 and 2022 was $122,383 and $0, respectively. The Corporation converted $216,286 and $147,146 of interest receivable into investments during the three months ended March 31, 2023 and 2022, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2023 and December 31, 2022, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 19, 2023, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 19, 2024. This share repurchase plan replaces the share repurchase authorization that was previously approved by the Board in April 2022. No shares of common stock were repurchased by the Corporation during the three months ended March 31, 2023 or the three months ended March 31, 2022.

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

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $24,543 and $0 in federal excise tax expense during the three months ended March 31, 2023 and 2022, respectively.

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

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2023 or December 31, 2022.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through 2022.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the three months ended March 31, 2023 or 2022.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2023
Tilson Technology Management, Inc. (Tilson)	15%
Seybert’s Billiards Corporation (Seybert’s)	9%
SciAps, Inc. (Sciaps)	8%
ITA Acquisition, LLC (ITA)	8%
DSD Operating, LLC (DSD)	7%

December 31, 2022
Tilson	17%
Seybert's	10%
Sciaps	8%
DSD	8%
Caitec, Inc. (Caitec)	6%

Recent Accounting Pronouncements – In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Corporation evaluated the impact of the adoption of ASU 2022-02 on its consolidated financial statements and disclosures and determined that this guidance does not have a material impact on its consolidated financial statements.

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
•
Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach involves estimating the liquidation value of the portfolio company’s assets. To the extent the value exceeds the remaining principal amount of the debt or loan securities of the portfolio company, the fair value of such securities is generally estimated to be their cost. However, where value is less than the remaining principal amount of the loan and debt securities, the Corporation may discount the value of the respective security. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At March 31, 2023, 11% of the Corporation’s investments were Level 1 investments and 89% were Level 3 investments. At December 31, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. There were no Level 2 investments at March 31, 2023 or December 31, 2022.

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
•
Internal circumstances and events that may have an impact (positive or negative) on the operating performance of the portfolio company;
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

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are earnings before interest, tax and depreciation and amortization (EBITDA) and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically privately-held, lower middle market companies and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2023:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$300,000	$125,000	$1,401,940	$200,063	$2,027,003
Non-Control/Non-Affiliate Loan and Debt	6,574,432	2,205,241	—	2,250,000	11,029,673
Total Non-Control/Non-Affiliate	$6,874,432	$2,330,241	$1,401,940	$2,450,063	$13,056,676
Affiliate Equity	$4,784,757	$—	$3,223,984	$10,970,000	$18,978,741
Affiliate Loan and Debt	13,116,738	—	2,088,750	9,559,250	24,764,738
Total Affiliate	$17,901,495	$—	$5,312,734	$20,529,250	$43,743,479
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	3,580,594	—	—	3,580,594
Total Control	$—	$3,580,594	$—	$—	$3,580,594
Total Level 3 Investments	$24,775,927	$5,910,835	$6,714,674	$22,979,313	$60,380,749

Range	5X - 6.5X	1X	1X - 4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4X	1X	2.0X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2023:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,666,030	$—	$—	$14,666,030
Debt investments	24,708,975	—	—	24,708,975
Equity investments	28,815,265	7,809,521	—	21,005,744
Total	$68,190,270	$7,809,521	$—	$60,380,749

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,578,351	$—	$—	$14,578,351
Debt investments	19,582,616	—	—	19,582,616
Equity investments	27,343,292	6,407,548	—	20,935,744
Total	$61,504,259	$6,407,548	$—	$55,096,711

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
Microcision, LLC (Microcision)	—	—	58,329	58,329
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Total realized gains, net	—	—	53,388	53,388
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	18,310	—	—	18,310
DSD Operating, LLC (DSD)	15,699	—	—	15,699
Filterworks Acquisition USA, LLC (Filterworks)	—	72,410	—	72,410
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
GoNoodle, Inc. (GoNoodle)	—	3,529	—	3,529
HDI Acquisition LLC (Hilton Displays)	—	6,639	—	6,639
ITA Acquisition, LLC (ITA)	44,387	—	—	44,387
Mattison Avenue Holdings LLC (Mattison)	9,283	—	—	9,283
Pressure Pro, Inc. (Pressure Pro)	—	2,989,250	30,000	3,019,250
Seybert’s Billiards Corporation (Seybert’s)	—	30,781	—	30,781
SciAps, Inc. (Sciaps)	—	3,750	—	3,750
Social Flow	—	—	4,941	4,941
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	87,679	5,426,359	284,941	5,798,979
Repayments and sales of securities:
FSS	—	—	(210,000)	(210,000)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Total repayments and sales of securities	—	(300,000)	(268,329)	(568,329)
Ending balance March 31, 2023, of Level 3 Assets	$14,666,030	$24,708,975	$21,005,744	$60,380,749

Change in unrealized appreciation/depreciation included in earnings related to investments still held at reporting date				$—

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
SocialFlow, Inc. (Social Flow)	—	—	(1,482,498)	(1,482,498)
Total realized (losses), net	—	—	(1,443,617)	(1,443,617)
Unrealized gains included in net change in net assets from operations:
Social Flow	—	—	1,628,000	1,628,000
Total unrealized gains	—	—	1,628,000	1,628,000
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	17,944	—	—	17,944
DSD Operating, LLC (DSD)	333,115	—	—	333,115
Filterworks Acquisition USA, LLC (Filterworks)	—	61,165	—	61,165
GoNoodle, Inc. (GoNoodle)	—	3,607	—	3,607
HDI Acquisition LLC (Hilton Displays)	—	6,506	—	6,506
ITA Acquisition, LLC (ITA)	17,211	—	223,810	241,021
Mattison Avenue Holdings LLC (Mattison)	9,097	—	—	9,097
Seybert’s Billiards Corporation (Seybert’s)	—	19,279	—	19,279
SciAps, Inc. (Sciaps)	—	3,750	—	3,750
Total purchases of securities/changes to securities/non-cash conversions	377,367	94,307	223,810	695,484
Repayments and sale of securities:
Clearview Social	—	—	(38,881)	(38,881)
GoNoodle	—	(90,175)	—	(90,175)
Social Flow	—	—	(267,502)	(267,502)
Total repayments and sale of securities	—	(90,175)	(306,383)	(396,558)
Ending Balance March 31, 2022, of Level 3 Assets	$15,880,771	$14,034,210	$20,735,745	$50,650,726

Change in unrealized appreciation/depreciation included in earnings related to investments still held at reporting date				$—

Note 4. OTHER ASSETS

At March 31, 2023 and December 31, 2022, other assets was comprised of the following:

	March 31, 2023	December 31, 2022
Dividend receivables	$107,515	$102,655
Deferred financing fees, net	106,250	112,500
Prepaid expenses	70,450	10,905
Escrow receivables	2,500	68,983
Total other assets	$286,715	$295,043

Amortization expense related to the deferred financing fees during the three months ended March 31, 2023 was $6,250.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2023 or December 31, 2022.

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

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2023, the Corporation's applicable interest rate was 8.05%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

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

The outstanding balance drawn on the Credit Facility at March 31, 2023 was $7,950,000. The unamortized closing fee was $106,250 and $112,500 as of March 31, 2023 and December 31, 2022, and it is recorded in Other Assets on the Consolidated

Statement of Financial Position. Amortization expense related to the Credit Facility during the three months ended March 31, 2023 was $6,250.

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three months ended March 31, 2023 and 2022, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(516,204)	(516,204)
Net increase in net assets from operations	—	—	—	2,170,277	2,170,277
March 31, 2023	$264,892	$51,464,267	$(1,566,605)	$9,212,839	$59,375,393

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	$(1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(387,153)	(387,153)
Net decrease in net assets from operations	—	—	—	(410,537)	(410,537)
March 31, 2022	$264,892	$51,679,809	$(1,566,605)	$9,569,630	$59,947,726

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three months ended March 31, 2023 and 2022, the Base Management Fee was $245,393 and $240,275, respectively. At March 31, 2023 and December 31, 2022, the Corporation had $245,393 and $230,221 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position. In addition, at March 31, 2023 and December 31, 2022, the Corporation had $375 and $0, respectively, payable to RCM for the expenses associated with the Administration Agreement.

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net Investment Income” (as defined in the Investment Management Agreement) for the immediately preceding calendar quarter, subject to a hurdle rate of 1.75% per quarter (7% annualized) and is payable promptly following the filing of the Corporation’s financial statements for such quarter.

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

For the three months ended March 31, 2023 and the three months ended March 31, 2022, there were no Income Based Fees earned under the Investment Management Agreement.

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

For purposes of calculating the amount of the capital gains incentive fee accrual to be included as part of a company’s financial statements, U.S. generally accepted accounting principles (GAAP) requires a company to consider, as part of such calculation, the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments. As a result, the capital gains incentive fee accrual under GAAP is calculated using the both the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. However, unrealized capital appreciation is not used by the Corporation as part of the calculation to determine the amount of the Capital Gains Fee actually payable to RCM under the terms of the Investment Management Agreement. There can be no assurances that the Corporation will realize the unrealized capital appreciation, upon which the Corporation’s capital gains incentive fee accrual has been calculated under GAAP, in the future.

As of March 31, 2023, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2023.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,458,000 at March 31, 2023, which represents the fee that would be due based on net portfolio appreciation. The $2,458,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at March 31, 2023. At December 31, 2022, there was an accrual of $2,499,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $332,000 and $2,167,000 that would be due based on net portfolio appreciation at December 31, 2022. The $332,000 capital gains fee payable is recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2022, and was paid to RCM during the three months ended March 31, 2023.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Three months ended March 31, 2023 (Unaudited) *	Three months ended March 31, 2022 (Unaudited) *
Net asset value, beginning of period	$22.36	$23.54
Income (loss) from operations (1):
Net investment income	0.28	0.30
Net realized gains (losses)	0.02	(0.33)
Net unrealized appreciation (depreciation)	0.54	(0.13)
Increase (decrease) in net assets from operations	0.84	(0.16)
Payment of cash dividend	(0.20)	(0.15)
Increase (decrease) in net assets	0.64	(0.31)
Net asset value, end of period	$23.00	$23.23
Per share market price, end of period	$13.42	$15.15
Total return based on market value (2)	2.25%	(10.83)%
Total return based on net asset value (3)	3.76%	(1.31)%
Supplemental data:
Ratio of expenses before income taxes to average net assets	1.79%	0.57%
Ratio of expenses including income taxes to average net assets	1.94%	0.58%
Ratio of net investment income to average net assets	1.22%	1.28%
Portfolio turnover	8.59%	0.86%
Debt/equity ratio	13.39%	—%
Net assets, end of period	$59,375,393	$59,947,726

(1)
Per share data is based on shares outstanding and the results are rounded to the nearest cent.
(2)
Total return based on market value is calculated as the change in market value per share during the period plus declared dividends per share, assuming reinvestment of dividends, divided by the beginning market value per share.
(3)
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

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on April 26, 2023, Rand's Board of Directors declared a quarterly cash dividend of $0.25 per share. The cash dividend will be paid on or about June 14, 2023 to shareholders of record as of May 31, 2023.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2023; and statements regarding our compliance with the RIC requirements as of March 31, 2023, future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2023, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. We must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a quarterly cash dividend.

Our Board of Directors declared the following quarterly cash dividend during the three months ended March 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the SEC to permit the Corporation to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates, in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the New Order, the Corporation is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	March 31, 2023	December 31, 2022	Increase	% Increase
Total assets	$70,605,273	$63,481,192	$7,124,081	11.2%
Total liabilities	11,229,880	5,759,872	5,470,008	95.0%
Net assets	$59,375,393	$57,721,320	$1,654,073	2.9%

Net asset value per share (NAV) was $23.00 at March 31, 2023 and $22.36 at December 31, 2022.
Cash approximated 3.1% of net assets at March 31, 2023, as compared to 2.4% of net assets at December 31, 2022.

During the second quarter of 2022, we entered into a new $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2023, there was $7,950,000 drawn on the Credit Facility and the applicable interest rate was 8.05%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2023	December 31, 2022	Increase	% Increase
Investments, at cost	$61,000,275	$55,716,237	$5,284,038	9.5%
Unrealized appreciation, net	7,189,995	5,788,022	1,401,973	24.2%
Investments, at fair value	$68,190,270	$61,504,259	$6,686,011	10.9%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 115% of net assets at March 31, 2023 as compared to approximately 107% of net assets at December 31, 2022.

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

The change in investments during the three months ended March 31, 2023, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Pressure Pro, Inc. (Pressure Pro)	$3,000,000
BMP Food Service Supply Holdco, LLC (FSS)	2,320,000
Tilson Technology Management, Inc. (Tilson)	250,000
Total of new investments	5,570,000
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	72,410
ITA Acquisition, LLC (ITA) interest conversion	44,387
Seybert’s Billiards Corporation (Seybert's) OID amortization and interest conversion	30,781
Pressure Pro OID amortization and interest conversion	19,250
Caitec, Inc. (Caitec) interest conversion	18,310
DSD Operating, LLC (DSD) interest conversion	15,699
Mattison Avenue Holdings, LLC (Mattison) interest conversion	9,283
HDI Acquisition LLC (Hilton Displays) interest conversion	6,639
SciAps, Inc. (Sciaps) OID amortization	3,750
GoNoodle, Inc. (GoNoodle) interest conversion	3,529
Total of other changes to investments	224,038
Investments repaid, sold, liquidated or converted:
FSS equity interest sale	(210,000)
Hilton Displays debt repayment	(300,000)
Total of investments repaid, sold, liquidated or converted	(510,000)
Net change in investments, at cost	$5,284,038

Results of Operations

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

Investment Income

	Three months ended March 31, 2023	Three months ended March 31, 2022	Increase	% Increase
Interest from portfolio companies	$1,296,903	$912,139	$384,764	42.2%
Interest from other investments	132	—	132	NM
Dividend and other investment income	474,743	172,990	301,753	174.4%
Fee income	79,720	39,619	40,101	101.2%
Total investment income	$1,851,498	$1,124,748	$726,750	64.6%

NM - Not meaningful

The total investment income during the three months ended March 31, 2023 was received from 23 portfolio companies. For the three months ended March 31, 2022, total investment income was generated from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 42% higher during the three months ended March 31, 2023 versus the same period in 2022 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), Pressure Pro, Inc. (Pressure Pro), SciAps, Inc. (Sciaps) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The increase in interest from other investments is due to higher cash balances during the three months ended March 31, 2023 versus the same period in 2022.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Carolina Skiff LLC (Carolina Skiff)	$299,173	$30,600
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	37,840	34,400
PennantPark Investment Corporation (Pennantpark)	36,075	27,300
Knoa Software, Inc. (Knoa)	34,850	—
FS KKR Capital Corp. (FS KKR)	33,600	30,240
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,080	9,450
Barings BDC, Inc. (Barings)	10,000	9,200
Golub Capital BDC, Inc. (Golub)	—	9,375
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Total dividend and other investment income	$474,743	$172,990

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

The income associated with the amortization of financing fees was $37,720 and $29,619 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we recognized a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure Pro, and a loan modification fee of $2,000 from our investment in Lumious. During the three months ended March 31, 2022, we recognized a one-time loan monitoring fee of $10,000 from our investment in Seybert's.

Expenses

	Three months ended March 31, 2023	Three months ended March 31, 2022	Increase	% Increase
Total expenses	$1,047,845	$345,378	$702,467	203.4%

The increase in total expenses during the three months ended March 31, 2023 versus the same period in 2022 was primarily due to an approximately $531,000 increase in the capital gains incentive fee accrual and an approximately $158,000 increase in interest expense. The increase in the capital gains incentive fee accrual during the three months ended March 31, 2023 is due to the calculation of the capital gains fee as required by GAAP. We are required to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee with respect to unrealized gains unless and until such gains are actually realized.

In June 2022, we entered into a credit agreement with the Lender, which provides us with a Credit Facility in a principal amount not to exceed $25 million. We incurred $158,400 in interest expense related to the Credit Facility during the three months ended March 31, 2023. There was no corresponding expense during the three months ended March 31, 2022.

Net Investment Income

The net investment income for the three months ended March 31, 2023 and 2022 was $714,916 and $772,003, respectively.

Realized Gain on Investments

	Three months ended March 31, 2023	Three months ended March 31, 2022	Change
Realized gain (loss) on investments before income taxes	$53,388	$(851,471)	$904,859

During the three months ended March 31, 2023, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. In addition, during the during the three months ended March 31, 2023, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022.

During the three months ended March 31, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,482,498). In addition, during the three months ended March 31, 2022, we recognized a net realized gain of $500,495 on the sale of 37,000 shares of Class A common stock of ACV Auctions, Inc. (ACV).

In addition, during the three months ended March 31, 2022, we recognized a $50,238 realized gain on the sale of 6,000 shares of Ares Capital Corporation (Ares), and a $41,413 realized gain on the sale of 6,000 shares of FS KKR Capital Corp (FS KKR). We recognized a realized gain on the receipt of $38,881 from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended March 31, 2023	Three months ended March 31, 2022	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$1,401,973	$(331,069)	$1,733,042

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2023, was comprised of the following:

Three months ended March 31, 2023
ACV Auctions, Inc. (ACV)	$1,515,420
FS KKR Capital Corp. (FS KKR)	48,000
Ares Capital Corporation (Ares)	(9,030)
Barings BDC, Inc. (Barings)	(12,800)
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	(54,467)
PennantPark Investment Corporation (Pennantpark)	(85,150)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$1,401,973

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2022, was comprised of the following:

Three months ended March 31, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
PennantPark Investment Corporation (Pennantpark)	170,300
Carlyle Secured Lending Inc. (Carlyle) (formerly TCG BDC, Inc.)	68,514
FS KKR Capital Corp. (FS KKR)	62,740
Owl Rock Capital Corporation (Owl Rock)	18,400
Golub Capital BDC, Inc. (Golub)	(6,146)
Barings BDC, Inc. (Barings)	(23,333)
Ares Capital Corporation (Ares)	(51,030)
ACV Auctions, Inc. (ACV)	(2,198,514)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(331,069)

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

Net Increase (Decrease) in Net Assets from Operations

The net increase (decrease) in net assets from operations on our consolidated statements of operations for the three months ended March 31, 2023 and 2022 was $2,170,277 and ($410,537), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of March 31, 2023, our total liquidity consisted of approximately $1,841,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a new $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at March 31, 2023 was $7,950,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $17,050,000 at March 31, 2023.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2023, our applicable interest rate was 8.05%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter,

(ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at March 31, 2023. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the three months ended March 31, 2023, we experienced a net increase in cash of approximately $472,000, which is a net effect of approximately $4,412,000 of cash used in our operating activities and approximately $4,884,000 provided by our financing activities.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities, the sale of our publicly traded liquid investments, and through borrowings under the $25 million Credit Facility. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our investment activities contain elements of risk. Our investment portfolio primarily consists of debt and equity securities in private companies and is subject to valuation risk. Because there is typically no public market for the debt and equity securities in which we invest, the valuation of the equity interests in the portfolio is stated at “fair value” as determined in good faith by RCM and approved by our Board of Directors. This is in accordance with our investment valuation policy (see the discussion of valuation policy contained in “Note 3. Investments” in the Consolidated Financial Statements contained in Item 1 of this report, which is hereby incorporated herein by reference.) In the absence of readily ascertainable market values, the estimated value of investments in our portfolio may differ significantly from the values that would be placed on such investments in our portfolio if a ready market for the investments existed. Any changes in valuation are recorded on the consolidated statement of operations as “Net change in unrealized appreciation or depreciation on investments.”

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

At March 31, 2023, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2023 – 1/31/2023	—	—	—	$1,500,000
2/1/2023 – 2/28/2023	—	—	—	$1,500,000
3/1/2023 – 3/31/2023	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the quarter.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 19, 2023, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 19, 2024.

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

Dated: May 9, 2023

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: May 9, 2023

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)