Form 10-Q
period 2023-06-30
RAND CAPITAL CORP
filed 2023-08-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Investments at fair value:
Control investments (cost of $5,155,545 and $4,660,017, respectively)	$4,031,735	$3,536,207
Affiliate investments (cost of $35,940,068 and $30,204,160, respectively)	43,090,799	38,241,589
Non-Control/Non-Affiliate investments (cost of $19,873,405 and $20,852,060, respectively)	19,669,209	19,726,463
Total investments, at fair value (cost of $60,969,018 and $55,716,237, respectively)	66,791,743	61,504,259
Cash	8,356,401	1,368,996
Interest receivable	199,587	208,338
Prepaid income taxes	—	76,396
Deferred tax asset	174,826	28,160
Other assets	532,280	295,043
Total assets	$76,054,837	$63,481,192
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$255,867	$562,221
Accounts payable and accrued expenses	79,983	66,680
Income taxes payable	253,870	—
Line of credit (see Note 6)	10,650,000	2,550,000
Capital gains incentive fees	2,949,000	2,167,000
Deferred revenue	464,089	413,971
Total liabilities	14,652,809	5,759,872
Commitments and contingencies (See Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 6/30/23 and 12/31/22	264,892	264,892
Capital in excess of par value	51,464,267	51,464,267
Treasury stock, at cost: 67,895 shares at 6/30/23 and 12/31/22	(1,566,605)	(1,566,605)
Total distributable earnings	11,239,474	7,558,766
Total stockholders’ equity (net assets) (per share –6/30/23: $23.79; 12/31/22: $22.36)	61,402,028	57,721,320
Total liabilities and stockholders’ equity (net assets)	$76,054,837	$63,481,192

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Investment income:
Interest from portfolio companies:
Control investments	$179,922	$—	$330,838	$—
Affiliate investments	941,201	614,997	1,729,022	1,185,113
Non-Control/Non-Affiliate investments	352,417	389,835	710,583	731,858
Total interest from portfolio companies	1,473,540	1,004,832	2,770,443	1,916,971
Interest from other investments:
Non-Control/Non-Affiliate investments	104	1	236	1
Total interest from other investments	104	1	236	1
Dividend and other investment income:
Affiliate investments	59,677	202,785	406,825	246,510
Non-Control/Non-Affiliate investments	132,920	113,735	260,515	243,000
Total dividend and other investment income	192,597	316,520	667,340	489,510
Fee income:
Control investments	4,311	—	8,211	—
Affiliate investments	138,902	22,515	206,744	52,820
Non-Control/Non-Affiliate investments	5,978	9,314	13,956	18,628
Total fee income	149,191	31,829	228,911	71,448
Total investment income	1,815,432	1,353,182	3,666,930	2,477,930
Expenses:
Base management fee (see Note 8)	255,867	230,767	501,260	471,042
Capital gains incentive fees (see Note 8)	491,000	(663,000)	782,000	(902,760)
Interest expense	258,912	—	417,312	—
Professional fees	100,307	212,138	271,282	443,221
Stockholders and office operating	85,080	64,890	149,384	121,588
Directors' fees	67,391	44,883	131,241	89,983
Administrative fees	37,250	—	74,500	—
Insurance	10,380	13,353	23,340	22,263
Corporate development	554	726	4,267	3,753
Other operating	—	45	—	90
Total expenses	1,306,741	(96,198)	2,354,586	249,180
Net investment income before income taxes:	508,691	1,449,380	1,312,344	2,228,750
Income taxes, including excise tax expense	16,061	31,243	104,798	38,610
Net investment income	492,630	1,418,137	1,207,546	2,190,140
Net realized gain on sales and dispositions of investments:
Affiliate investments	2,537,765	167,159	2,596,094	167,159
Non-Control/Non-Affiliate investments	1,280,482	1,372,984	1,275,541	521,513
Net realized gain on sales and dispositions of investments, before income taxes	3,818,247	1,540,143	3,871,635	688,672
Income tax expense	338,158	—	338,158	—
Net realized gain on sales and dispositions of investments	3,480,089	1,540,143	3,533,477	688,672
Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	(886,698)	47,841	(886,698)	47,841
Non-Control/Non-Affiliate investments	(480,572)	(4,902,510)	921,401	(5,233,579)
Change in unrealized appreciation/depreciation before income taxes	(1,367,270)	(4,854,669)	34,703	(5,185,738)
Deferred income tax benefit	(66,441)	—	(66,441)	—
Net change in unrealized appreciation/depreciation on investments	(1,300,829)	(4,854,669)	101,144	(5,185,738)
Net realized and unrealized gain (loss) on investments	2,179,260	(3,314,526)	3,634,621	(4,497,066)
Net increase (decrease) in net assets from operations	$2,671,890	$(1,896,389)	$4,842,167	$(2,306,926)
Weighted average shares outstanding	2,581,021	2,581,021	2,581,021	2,581,021
Basic and diluted net increase (decrease) in net assets from operations per share	$1.04	$(0.73)	$1.88	$(0.89)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net assets at beginning of period	$59,375,393	$59,947,726	$57,721,320	$60,745,416
Net investment income	492,630	1,418,137	1,207,546	2,190,140
Net realized gain on sales and dispositions of investments	3,480,089	1,540,143	3,533,477	688,672
Net change in unrealized appreciation/depreciation on investments	(1,300,829)	(4,854,669)	101,144	(5,185,738)
Net increase (decrease) in net assets from operations	2,671,890	(1,896,389)	4,842,167	(2,306,926)
Declaration of dividend	(645,255)	(387,153)	(1,161,459)	(774,306)
Net assets at end of period	$61,402,028	$57,664,184	$61,402,028	$57,664,184

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$4,842,167	$(2,306,926)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by operating activities:
Investments in portfolio companies	(10,260,000)	(2,742,086)
Proceeds from sale of portfolio investments	5,907,298	3,527,630
Proceeds from loan repayments	3,511,481	90,175
Net realized gain on sales and dispositions of portfolio investments	(3,871,635)	(688,672)
Change in unrealized (appreciation) depreciation on investments	(34,703)	5,185,738
Deferred income tax benefit	(146,666)	(58,155)
Amortization	12,500	—
Original issue discount amortization	(13,004)	(12,504)
Non-cash conversion of debenture interest	(521,980)	(290,591)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	8,751	(65,760)
Increase in other assets	(254,678)	(178,635)
Decrease in prepaid income taxes	76,396	245,650
Increase in income taxes payable	253,870	—
Increase in accounts payable and accrued expenses	13,303	4,244
Decrease in due to investment adviser	(306,354)	(660,321)
Increase (decrease) in capital gains incentive fees payable	782,000	(902,760)
Increase (decrease) in deferred revenue	50,118	(17,450)
Total adjustments	(4,793,303)	3,436,503
Net cash provided by operating activities	48,864	1,129,577
Cash flows from financing activities:
Proceeds from line of credit	8,100,000	—
Payment of cash dividend	(1,161,459)	(774,306)
Net cash provided by (used in) financing activities	6,938,541	(774,306)
Net increase in cash	6,987,405	355,271
Cash:
Beginning of period	1,368,996	833,875
End of period	$8,356,401	$1,189,146

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 32.0% of net assets: (g) (j)
ACV Auctions, Inc. (e)(n) NASDAQ: ACVA	194,934 shares of Class A Common Stock valued at $17.32 per share.	8/12/16	<1%	$53,094	$3,376,907	5.5%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares.	3/16/20	<1%	267,140	393,470	0.6%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares.	8/13/20	<1%	333,352	314,000	0.5%
Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,846,399	1,846,399	6.5%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,846,399	1,846,399
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			3,992,798	3,992,798
Carlyle Secured Lending Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares.	8/13/20	<1%	899,749	1,263,340	2.0%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares.	3/16/20	<1%	755,058	916,800	1.5%
GoNoodle, Inc. (l) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,418,835	1,418,835	2.3%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,418,898	1,418,898
HDI Acquisition LLC (Hilton Displays) (h) (l) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,039,650	1,039,650	1.7%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2024.	11/16/18	0%	789,944	789,944	1.3%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (+2% PIK) due December 9, 2023.	6/23/21	0%	1,875,252	1,875,252	3.1%
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
	(i) Interest Receivable $52,901
OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	—
software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares.	8/13/20	<1%	892,212	1,138,150	1.8%
PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and	50,593 Common.	10/24/09		—	—
diagnostic testing devices. (Health Care)	589,420 Series B Preferred.	9/29/15		702,732	—
www.rheonix.com	Total Rheonix			2,802,731	—
Subtotal Non-Control/Non-Affiliate Investments				$19,873,405	$19,669,209
Affiliate Investments – 70.2% of net assets (g) (k)
Applied Image, Inc. Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.8%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(m)	$4,820,000 Term Note at 12% due November 22, 2027.	11/22/22	17%	4,779,953	4,779,953	8.4%
Salt Lake City, UT. Provides design,	16.7% Preferred Interest.	11/22/22		390,000	390,000
distribution, and installation services for	Total BMP Food Service Supply			5,169,953	5,169,953
commercial kitchen renovations and new builds. (Professional Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (l) (m) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,649,026	1,649,026	3.1%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional Services)	Total BMP Swanson			1,882,359	1,882,359
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.2%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
Filterworks Acquisition USA, LLC DBA Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops.	$2,283,702 Term Note modified to 3% (+11% PIK) through June 30, 2023, then 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	11/18/19	8%	2,780,743	2,780,743	5.2%
(Automotive)	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
www.autotality.com	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
	Total Filterworks			3,546,218	3,176,969
Inter-National Electronic Alloys LLC (l)(m) Oakland, NJ. Stocking distributor of controlled	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,304,154	3,304,154	7.0%
expansion alloys, electronic grade nickels,	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
refractory grade metals and alloys, and soft	Total INEA			4,315,919	4,315,919
magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
New York, NY. End user experience	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
management and performance (EMP) solutions	Total Knoa			1,229,155	100,000
utilizing enterprise applications. (Software)
www.knoa.com
Mezmeriz, Inc. (e)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (l) Harrisonville, MO. A provider of branded tire	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	3,013,635	3,013,635	4.9%
pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	30,000
of a suite of proprietary hardware	Total Pressure Pro			3,043,635	3,043,635
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc.	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	8.5%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,090,000	2,090,000
	Total SciAps			5,213,984	5,213,984
Seybert’s Billiards Corporation (l) Coldwater, MI. Billiard supplies.	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,228,943	4,228,943	9.7%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,458,037	1,458,037
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			5,930,980	5,930,980

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc.	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.2%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	876,800
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment.	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
(Professional Services)	Total Tilson			3,100,015	10,550,000
www.tilsontech.com	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$35,940,068	$43,090,799
Control Investments - 6.6% of net assets (o)
ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing)	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21	37%	2,426,675	2,426,675	6.6%
www.itawindownfashions.com	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21		1,605,060	1,605,060
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			5,155,545	4,031,735
Subtotal Control Investments				$5,155,545	$4,031,735
TOTAL INVESTMENTS – 108.8%				$60,969,018	$66,791,743
LIABILITIES IN EXCESS OF OTHER ASSETS - (8.8%)					(5,389,715)
NET ASSETS – 100%					$61,402,028

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At June 30, 2023, restricted securities represented 89% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2023, ASC 820 designates 89% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of June 30, 2023, the total cost of investment securities was approximately $61.0 million. Net unrealized appreciation was approximately $5.8 million, which was comprised of $13.6 million of unrealized appreciation of investment securities and ($7.8) million of unrealized depreciation of investment securities. At June 30, 2023, the aggregate gross unrealized gain for federal income tax purposes was $13.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($6.9) million. The net unrealized gain for federal income tax purposes was $6.7 million based on a tax cost of $60.5 million.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) due June 21, 2026.	$1,976,116	$—	$450,559	$—	$2,426,675	$—	$194,492
	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	1,560,091	—	44,969	—	1,605,060	—	144,557
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	495,528	—	4,031,735	—	339,049
	Total Control Investments	$3,536,207	$—	$495,528	$—	$4,031,735	$—	$339,049
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$91,038
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	91,038
BMP Food Service Supply Holdco, LLC	$4,820,000 Term Note at 12% due November 22, 2027.	2,500,000	—	2,320,000	(40,047)	4,779,953	—	312,708
	16.7% Preferred Interest.	600,000	—	—	(210,000)	390,000	—	—
	Total FSS	3,100,000	—	2,320,000	(250,047)	5,169,953	—	312,708
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	49,026	—	1,649,026	—	100,360
	Preferred Membership Interest for 9.29%.	233,333	—	—	—	233,333	—	—
	Total BMP Swanson	1,833,333	—	49,026	—	1,882,359	—	100,360
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	—	—	—	1,957,000	—	299,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	31,652	(3,171,434)	—	—	324,000
	1,067 Class A Preferred shares.	1,954,198	(886,698)	—	(1,067,500)	—	2,537,765	62,565
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	(886,698)	31,652	(4,238,934)	—	2,537,765	386,565
Filterworks Acquisition USA, LLC	$2,283,702 Term Note modified to 3% (+11% PIK) through June 30, 2023, then 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	2,633,105	—	147,638	—	2,780,743	—	187,903
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	147,638	—	3,176,969	—	187,903
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	—	—	3,304,154	—	3,304,154	—	114,719
	75.3 Class B Preferred Units.	—	—	1,011,765	—	1,011,765	—	—
	Total INEA	—	—	4,315,919	—	4,315,919	—	114,719
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	34,850
	1,876,922 Series B Preferred.	100,000	—	—	—	100,000	—	—
	Total Knoa	100,000	—	—	—	100,000	—	34,850
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	58,329	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	—	—	3,013,635	—	3,013,635	—	231,573
	Warrant for 10% Membership Interest.	—	—	30,000	—	30,000	—	—
	Total Pressure Pro	—	—	3,043,635	—	3,043,635	—	231,573

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,085,000	—	5,000	—	2,090,000	—	135,900
	Total SciAps	5,208,984	—	5,000	—	5,213,984	—	135,900
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	4,184,106	—	44,837	—	4,228,943	—	312,488
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,440,855	—	17,182	—	1,458,037	—	109,064
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,868,961	—	62,019	—	5,930,980	—	421,552
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	26,250
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	—	—	250,000	—	250,000	—	—
	Total Tilson	10,300,000	—	250,000	—	10,550,000	—	26,250
	Total Affiliate Investments	$38,241,589	$(886,698)	$10,224,889	$(4,488,981)	$43,090,799	$2,596,094	$2,342,591
	Total Control and Affiliate Investments	$41,777,796	$(886,698)	$10,720,417	$(4,488,981)	$47,122,534	$2,596,094	$2,681,640

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2023 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2023
Professional Services	32.5%
Manufacturing	25.7
Consumer Product	15.0
Software	9.5
Distribution	6.5
BDC Investment Funds	6.0
Automotive	4.8
Total Investments	100%

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at June 30, 2023. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in November 2022 and is now set to expire December 31, 2023. After December 31, 2023, the Investment Management Agreement and Administration Agreement will continue for successive annual periods provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

Since the completion of the Transaction, we adopted an investment strategy focused on higher yielding debt investments and elected to be treated as a regulated investment company (“RIC”) for U.S. Federal income tax purposes as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. As required for the RIC election, we paid a special dividend to shareholders to distribute all of our accumulated earnings and profits since inception to 2019.

The Board declared the following quarterly cash dividends during the six months ended June 30, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023

In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker companies in place at June 30, 2023: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order for relief from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the amended New Order) that do not hold any investments in such existing portfolio companies.

The accompanying consolidated financial statements describe the operations of Rand and its wholly-owned subsidiaries, Rand Capital Sub, LLC ("Rand Sub") and the Blocker Corps (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation's equity securities in the underlying portfolio company has also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the average closing price for these securities for the last three trading days of the reporting period.

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

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses as of June 30, 2023 or December 31, 2022.

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

Supplemental Cash Flow Information - Income taxes paid (refunded) during the six months ended June 30, 2023 and 2022 were $192,914 and ($149,185), respectively. Interest paid during the six months ended June 30, 2023 and 2022 was $361,915 and $0, respectively. The Corporation converted $521,980 and $290,591 of interest receivable into investments during the six months ended June 30, 2023 and 2022, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2023 and December 31, 2022, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 19, 2023, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 19, 2024. This share repurchase plan replaces the share repurchase authorization that was previously approved by the Board in April 2022. No shares of Rand's common stock were repurchased by the Corporation during the six months ended June 30, 2023 or the six months ended June 30, 2022.

Income Taxes – The Corporation elected to be treated, for U.S. federal income tax purposes, as a RIC for the 2022 and 2021 tax years under Subchapter M of the Code. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. If the Corporation continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Corporation will not have to pay corporate level U.S. federal income taxes on any income that the Corporation distributes to its stockholders. The Blocker Corps, which are consolidated under U.S. GAAP for financial reporting purposes, are subject to U.S. federal and state income taxes.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $24,543 and $0 in federal excise tax expense during the six months ended June 30, 2023 and 2022, respectively.

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

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2023 or December 31, 2022.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through 2022.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the six months ended June 30, 2023 or 2022.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2023
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s Billiards Corporation (Seybert’s)	9%
SciAps, Inc. (Sciaps)	8%
BMP Food Service Supply Holdco, LLC (FSS)	8%
Inter-National Electronic Alloys LLC (INEA)	6%

December 31, 2022
Tilson	17%
Seybert's	10%
Sciaps	8%
DSD Operating, LLC (DSD)	8%
Caitec, Inc. (Caitec)	6%

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
•
Equity securities may be valued using the “asset approach”, “market approach” or “income approach.” The asset approach uses estimates of the liquidation value of the portfolio companies’ assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At June 30, 2023, 11% of the Corporation’s investments were Level 1 investments and 89% were Level 3 investments. At December 31, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. There were no Level 2 investments at June 30, 2023 or December 31, 2022.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2023:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$300,000	$—	$700,000	$200,063	$1,200,063
Non-Control/Non-Affiliate Loan and Debt	6,607,700	2,208,779	—	2,250,000	11,066,479
Total Non-Control/Non-Affiliate	$6,907,700	$2,208,779	$700,000	$2,450,063	$12,266,542
Affiliate Equity	$4,232,324	$—	$3,223,984	$10,580,000	$18,036,308
Affiliate Loan and Debt	18,200,856	—	2,090,000	4,763,635	25,054,491
Total Affiliate	$22,433,180	$—	$5,313,984	$15,343,635	$43,090,799
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	4,031,735	—	—	4,031,735
Total Control	$—	$4,031,735	$—	$—	$4,031,735
Total Level 3 Investments	$29,340,880	$6,240,514	$6,013,984	$17,793,698	$59,389,076

Range	5X - 7X	1X	1X - 4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4X	1X	1.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2023:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,038,755	$—	$—	$12,038,755
Debt investments	28,113,950	—	—	28,113,950
Equity investments	26,639,038	7,402,667	—	19,236,371
Total	$66,791,743	$7,402,667	$—	$59,389,076

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,578,351	$—	$—	$14,578,351
Debt investments	19,582,616	—	—	19,582,616
Equity investments	27,343,292	6,407,548	—	20,935,744
Total	$61,504,259	$6,407,548	$—	$55,096,711

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	10,432	10,432
DSD Operating, LLC (DSD)	—	—	2,537,765	2,537,765
Microcision, LLC (Microcision)	—	—	58,329	58,329
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(448,717)	(448,717)
Total realized gains, net	—	—	2,152,868	2,152,868
Unrealized gains (losses) included in net change in net assets from operations:
DSD	—	—	(886,698)	(886,698)
Open Exchange, Inc. (Open Exchange)	—	—	(701,940)	(701,940)
Somerset	—	—	594,097	594,097
Total unrealized gains (losses)	—	—	(994,541)	(994,541)
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	36,916	—	—	36,916
DSD	31,652	—	—	31,652
Filterworks Acquisition USA, LLC (Filterworks)	—	147,638	—	147,638
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
GoNoodle, Inc. (GoNoodle)	—	7,067	—	7,067
HDI Acquisition LLC (Hilton Displays)	—	11,868	—	11,868
Inter-National Electronic Alloys LLC (INEA)	—	3,304,154	1,011,765	4,315,919
ITA Acquisition, LLC (ITA)	495,528	—	—	495,528
Mattison Avenue Holdings LLC (Mattison)	18,716	—	—	18,716
Pressure Pro, Inc. (Pressure Pro)	—	3,013,635	30,000	3,043,635
Seybert’s Billiards Corporation (Seybert’s)	—	62,019	—	62,019
SciAps, Inc. (Sciaps)	—	5,000	—	5,000
Social Flow	—	—	4,941	4,941
BMP Swanson Holdco, LLC (Swanson)	49,026	—	—	49,026
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	631,838	8,871,381	1,296,706	10,799,925
Repayments and sales of securities:
Clearview Social	—	—	(10,432)	(10,432)
DSD	(3,171,434)	—	(3,605,265)	(6,776,699)
FSS	—	(40,047)	(210,000)	(250,047)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Somerset	—	—	(270,380)	(270,380)
Total repayments and sales of securities	(3,171,434)	(340,047)	(4,154,406)	(7,665,887)
Ending balance June 30, 2023, of Level 3 Assets	$12,038,755	$28,113,950	$19,236,371	$59,389,076

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(701,940)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)
Total realized (losses), net	—	—	(1,275,458)	(1,275,458)
Unrealized gains included in net change in net assets from operations:
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
Social Flow	—	—	1,628,000	1,628,000
Total unrealized gains	—	—	1,675,841	1,675,841
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	36,178	—	—	36,178
DSD Operating, LLC (DSD)	348,748	—	—	348,748
Filterworks Acquisition USA, LLC (Filterworks)	—	107,559	—	107,559
GoNoodle, Inc. (GoNoodle)	—	7,110	—	7,110
HDI Acquisition LLC (Hilton Displays)	—	13,117	—	13,117
ITA Acquisition, LLC (ITA)	34,701	—	223,810	258,511
Mattison Avenue Holdings LLC (Mattison)	18,341	—	—	18,341
Seybert’s Billiards Corporation (Seybert’s)	—	2,248,118	—	2,248,118
SciAps, Inc. (Sciaps)	—	7,500	—	7,500
Total purchases of securities/changes to securities/non-cash conversions	437,968	2,383,404	223,810	3,045,182
Repayments and sale of securities:
Clearview Social	—	—	(38,881)	(38,881)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)
Total repayments and sale of securities	—	(90,175)	(607,383)	(697,558)
Ending Balance June 30, 2022, of Level 3 Assets	$15,941,372	$16,323,307	$20,650,745	$52,915,424

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$—

Note 4. OTHER ASSETS

At June 30, 2023 and December 31, 2022, other assets was comprised of the following:

	June 30, 2023	December 31, 2022
Escrow receivables	$243,719	$68,983
Dividend receivables	110,440	102,655
Deferred financing fees, net	100,000	112,500
Prepaid expenses	78,121	10,905
Total other assets	$532,280	$295,043

Amortization expense related to the deferred financing fees during the six months ended June 30, 2023 was $12,500.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2023 or December 31, 2022.

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

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2023, the Corporation's applicable interest rate was 8.59%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of June 30, 2023, the Corporation is in compliance with all covenants.

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

The outstanding balance drawn on the Credit Facility at June 30, 2023 and December 31, 2022 was $10,650,000 and $2,550,000, respectively. The unamortized closing fee was $100,000 and $112,500 as of June 30, 2023 and December 31, 2022, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the six months ended June 30, 2023 was $12,500.

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and six months ended June 30, 2023 and 2022, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2023	$264,892	$51,464,267	$(1,566,605)	$9,212,839	$59,375,393
Payment of dividend	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	2,671,890	2,671,890
June 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2022	$264,892	$51,679,809	$(1,566,605)	$9,569,630	$59,947,726
Payment of dividend	—	—	—	(387,153)	(387,153)
Net decrease in net assets from operations	—	—	—	(1,896,389)	(1,896,389)
June 30, 2022	$264,892	$51,679,809	$(1,566,605)	$7,286,088	$57,664,184

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(1,161,459)	(1,161,459)
Net increase in net assets from operations	—	—	—	4,842,167	4,842,167
June 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	$(1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(774,306)	(774,306)
Net decrease in net assets from operations	—	—	—	(2,306,926)	(2,306,926)
June 30, 2022	$264,892	$51,679,809	$(1,566,605)	$7,286,088	$57,664,184

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and six months ended June 30, 2023, the Base Management Fee was $255,867 and $501,260, respectively. For the three and six months ended June 30, 2022, the Base Management Fee was $230,767 and

$471,042, respectively. At June 30, 2023 and December 31, 2022, the Corporation had $255,867 and $230,221 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

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

For the six months ended June 30, 2023 and 2022, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of June 30, 2023, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2023.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,949,000 at June 30, 2023, which represents the fee that would be due based on net portfolio appreciation. The $2,949,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at June 30, 2023. At December 31, 2022, there was an accrual of $2,499,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $332,000 and $2,167,000 that would be due based on net portfolio appreciation at December 31, 2022. The $332,000 capital gains fee payable is recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2022, and was paid to RCM during the six months ended June 30, 2023.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Six months ended June 30, 2023 (Unaudited) *	Six months ended June 30, 2022 (Unaudited) *
Net asset value, beginning of period	22.36	23.54
Income (loss) from operations (1):
Net investment income	0.47	0.84
Net realized gains	1.37	0.27
Net unrealized appreciation (depreciation)	0.04	(2.01)
Increase (decrease) in net assets from operations	1.88	(0.90)
Payment of cash dividend	(0.45)	(0.30)
Increase (decrease) in net assets	1.43	(1.20)
Net asset value, end of period	$23.79	$22.34
Per share market price, end of period	$13.01	$14.60
Total return based on market value (2)	1.05%	(14.07)%
Total return based on net asset value (3)	8.39%	(5.07)%
Supplemental data:
Ratio of expenses before income taxes to average net assets (4)	7.91%	0.84%
Ratio of expenses including income taxes to average net assets (4)	9.17%	0.98%
Ratio of net investment income to average net assets (4)	4.05%	7.40%
Portfolio turnover	15.99%	4.50%
Debt/equity ratio	17.34%	—%
Net assets, end of period	$61,402,028	$57,664,184

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
(4)
Percentage is presented on an annualized basis.

* Amounts are rounded.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on July 25, 2023, the Board declared a quarterly cash dividend of $0.25 per share. The cash dividend will be paid on or about September 14, 2023 to shareholders of record as of August 31, 2023.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2023; and statements regarding our compliance with the RIC requirements as of June 30, 2023, statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

In December 2020, Rand’s shareholders approved a new investment advisory and management agreement (the “Investment Management Agreement”) with RCM at a special meeting of shareholders (the “Special Meeting”). The approval was required because Callodine Group, LLC (“Callodine”) planned to acquire a controlling interest in RCM, which was, at that time, majority owned by East (the “Adviser Change in Control”). Callodine is a yield focused asset management platform. The terms of the Investment Management Agreement are identical to those contained in the Prior Investment Management Agreement, with RCM continuing to provide investment advisory and management services to Rand following the Adviser Change in Control. Following approval by Rand’s shareholders at the Special Meeting, Rand, on December 31, 2020, entered into the Investment Management Agreement and a new administration agreement (the “Administration Agreement”) with RCM and terminated the Prior Administration Agreement. The terms of the Administration Agreement are identical to those contained in the Prior Administration Agreement.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

In 2020, we elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2023, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. We must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a quarterly cash dividend.

Our Board of Directors declared the following quarterly cash dividends during the six months ended June 30, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023

We intend to co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the SEC to permit the Corporation to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates, in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the New Order, the Corporation is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the amended New Order) that do not hold any investments in such existing portfolio companies.

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

Financial Condition

Overview:

	June 30, 2023	December 31, 2022	Increase	% Increase
Total assets	$76,054,837	$63,481,192	$12,573,645	19.8%
Total liabilities	14,652,809	5,759,872	8,892,937	154.4%
Net assets	$61,402,028	$57,721,320	$3,680,708	6.4%

Net asset value per share (NAV) was $23.79 at June 30, 2023 and $22.36 at December 31, 2022.

Cash approximated 13.6% of net assets at June 30, 2023, as compared to 2.4% of net assets at December 31, 2022.

During the second quarter of 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2023, there was $10,650,000 drawn on the Credit Facility and the applicable interest rate was 8.59%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2023	December 31, 2022	Increase	% Increase
Investments, at cost	$60,969,018	$55,716,237	$5,252,781	9.4%
Unrealized appreciation, net	5,822,725	5,788,022	34,703	0.6%
Investments, at fair value	$66,791,743	$61,504,259	$5,287,484	8.6%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 109% of net assets at June 30, 2023 as compared to approximately 107% of net assets at December 31, 2022.

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

The change in investments during the six months ended June 30, 2023, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Inter-National Electronic Alloys LLC (INEA)	$4,300,000
Pressure Pro, Inc. (Pressure Pro)	3,000,000
BMP Food Service Supply Holdco, LLC (FSS)	2,320,000
ITA Acquisition, LLC (ITA)	390,000
Tilson Technology Management, Inc. (Tilson)	250,000
Total of new investments	10,260,000
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	147,638
ITA interest conversion	105,528
Seybert’s Billiards Corporation (Seybert's) OID amortization and interest conversion	62,019
BMP Swanson Holdco, LLC (Swanson) interest conversion	49,026
Pressure Pro OID amortization and interest conversion	43,635
Caitec, Inc. (Caitec) interest conversion	36,916
DSD Operating, LLC (DSD) interest conversion	31,652
Mattison Avenue Holdings, LLC (Mattison) interest conversion	18,716
INEA interest conversion	15,919
HDI Acquisition LLC (Hilton Displays) interest conversion	11,868
GoNoodle, Inc. (GoNoodle) interest conversion	7,067
SciAps, Inc. (Sciaps) OID amortization	5,000
Total of other changes to investments	534,984
Investments repaid, sold, liquidated or converted:
ACV Auctions, Inc. (ACV) sale	(34,125)
FSS debt repayment and equity sale	(250,047)
Hilton Displays debt repayment	(300,000)
Somerset Gas Transmission Company, LLC (Somerset) equity sale	(719,097)
DSD debt repayment and equity sale	(4,238,934)
Total of investments repaid, sold, liquidated or converted	(5,542,203)
Net change in investments, at cost	$5,252,781

Results of Operations

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

Investment Income

	Three months ended June 30, 2023	Three months ended June 30, 2022	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,473,540	$1,004,832	$468,708	46.6%
Interest from other investments	104	1	103	NM
Dividend and other investment income	192,597	316,520	(123,923)	(39.2)%
Fee income	149,191	31,829	117,362	368.7%
Total investment income	$1,815,432	$1,353,182	$462,250	34.2%

NM - Not meaningful

The total investment income during the three months ended June 30, 2023 was received from 22 portfolio companies. For the three months ended June 30, 2022, total investment income was generated from 21 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 47% higher during the three months ended June 30, 2023 versus the same period in 2022 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), Inter-National Electronic

Alloys LLC (INEA), ITA Acquisition, LLC (ITA), Pressure Pro, Inc. (Pressure Pro), SciAps, Inc. (Sciaps) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The increase in interest from other investments is due to higher cash balances during the three months ended June 30, 2023 versus the same period in 2022.

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

	Three months ended June 30, 2023	Three months ended June 30, 2022
DSD Operating, LLC (DSD)	$46,552	$—
PennantPark Investment Corporation (Pennantpark)	39,000	28,275
Carlyle Secured Lending Inc. (Carlyle)	37,840	34,400
FS KKR Capital Corp. (FS KKR)	36,000	32,640
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Ares Capital Corporation (Ares)	10,080	8,820
Barings BDC, Inc. (Barings)	10,000	9,600
Carolina Skiff LLC (Carolina Skiff)	—	189,660
Total dividend and other investment income	$192,597	$316,520

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

The income associated with the amortization of financing fees was $87,927 and $31,829 for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD.

Expenses

	Three months ended June 30, 2023	Three months ended June 30, 2022	Increase	% Increase
Total expenses	$1,306,741	$(96,198)	$1,402,939	NM

NM - Not meaningful

The increase in total expenses during the three months ended June 30, 2023 versus the same period in 2022 was primarily due to a $1,154,000 increase in the capital gains incentive fee expense and an approximately $259,000 increase in interest expense. The increase in the capital gains incentive fee accrual during the three months ended June 30, 2023 is due to the calculation of the capital gains fee as required by GAAP. We are required to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the terms of our Investment Management Agreement with respect to unrealized gains unless and until such gains are actually realized.

In June 2022, we entered into a credit agreement with the Lender, which provides us with a Credit Facility in a principal amount not to exceed $25 million. We incurred $258,912 in interest expense related to the Credit Facility during the three months ended June 30, 2023. There was no corresponding expense during the three months ended June 30, 2022.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended June 30, 2023 and 2022 was $492,630 and $1,418,137, respectively.

Realized Gain on Investments

	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Realized gain on investments before income taxes	$3,818,247	$1,540,143	$2,278,104

During the three months ended June 30, 2023, we sold our investment in DSD Operating, LLC (DSD) and recognized a realized gain of $2,537,765. In addition, during the during the three months ended June 30, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717). We also recognized a realized gain of $10,432 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021.

In addition, we recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the three months ended June 30, 2023. At June 30, 2023, we owned 194,934 shares of Class A common stock of ACV.

During the three months ended June 30, 2022, we sold our investment in Microcision LLC (Microcision) and recognized a realized gain of $190,000. We recognized a net realized gain of $1,200,951 on the sale of 86,000 shares of Class A common stock of ACV during the three months ended June 30, 2022.

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

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended June 30, 2023	Three months ended June 30, 2022	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$(1,367,270)	$(4,854,669)	$3,487,399

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2023, was comprised of the following:

Three months ended June 30, 2023
Somerset Gas Transmission Company, LLC (Somerset)	$594,097
PennantPark Investment Corporation (Pennantpark)	113,750
Carlyle Secured Lending Inc. (Carlyle)	88,580
FS KKR Capital Corp. (FS KKR)	33,440
Ares Capital Corporation (Ares)	13,370
Barings BDC, Inc. (Barings)	400
ACV Auctions, Inc. (ACV)	(622,269)
Open Exchange Inc. (Open Exchange)	(701,940)
DSD Operating, LLC (DSD)	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(1,367,270)

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Somerset and DSD during the three months ended June 30, 2023.

The valuation of our investment in Open Exchange, during the three months ended June 30, 2023, was decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2022, was comprised of the following:

Three months ended June 30, 2022
Microcision LLC (Microcision)	$25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Barings	(39,200)
Ares	(62,650)
Golub Capital BDC, Inc. (Golub)	(71,507)
Owl Rock Capital Corporation (Owl Rock)	(98,933)
Carlyle	(144,767)
FS KKR	(168,960)
Pennantpark	(308,750)
ACV	(4,007,743)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(4,854,669)

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase (decrease) in net assets from operations" on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the three months ended June 30, 2023 and 2022 was $2,671,890 and ($1,896,389), respectively.

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

Investment Income

	Six months ended June 30, 2023	Six months ended June 30, 2022	Increase	% Increase
Interest from portfolio companies	$2,770,443	$1,916,971	$853,472	44.5%
Interest from other investments	236	1	235	NM
Dividend and other investment income	667,340	489,510	177,830	36.3%
Fee income	228,911	71,448	157,463	220.4%
Total investment income	$3,666,930	$2,477,930	$1,189,000	48.0%

NM - Not meaningful

The total investment income during the six months ended June 30, 2023 and 2022 was received from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 45% higher during the six months ended June 30, 2023 versus the same period in 2022 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), Inter-National Electronic Alloys LLC (INEA), ITA Acquisition, LLC (ITA), Pressure Pro, Inc. (Pressure Pro), SciAps, Inc. (Sciaps) and Seybert’s Billiards Corporation (Seybert’s).

Interest from other investments - The increase in interest from other investments is due to higher cash balances during the six months ended June 30, 2023 versus the same period in 2022.

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

	Six months ended June 30, 2023	Six months ended June 30, 2022
Carolina Skiff LLC (Carolina Skiff)	$299,173	$220,260
Carlyle Secured Lending Inc. (Carlyle)	75,680	68,800
PennantPark Investment Corporation (Pennantpark)	75,075	55,575
FS KKR Capital Corp. (FS KKR)	69,600	62,880
DSD Operating, LLC (DSD)	46,552	—
Knoa Software, Inc. (Knoa)	34,850	—
Tilson Technology Management, Inc. (Tilson)	26,250	26,250
Ares Capital Corporation (Ares)	20,160	18,270
Barings BDC, Inc. (Barings)	20,000	18,800
Golub Capital BDC, Inc. (Golub)	—	9,375
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Total dividend and other investment income	$667,340	$489,510

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

The income associated with the amortization of financing fees was $125,647 and $61,448 for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD, a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure Pro, and a loan modification fee of $2,000 from our investment in Lumious.

During the six months ended June 30, 2022, we recognized a loan monitoring fee of $10,000 from our investment in Seybert's.

Expenses

	Six months ended June 30, 2023	Six months ended June 30, 2022	Increase	% Increase
Total expenses	$2,354,586	$249,180	$2,105,406	NM

NM - Not meaningful

The increase in total expenses during the six months ended June 30, 2023 versus the same period in 2022 was primarily due to an approximately $1,685,000 increase in the capital gains incentive fee expense and an approximately $417,000 increase in interest expense. The increase in the capital gains incentive fee accrual during the six months ended June 30, 2023 is due to the calculation of the capital gains fee as required by GAAP. We are required to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are actually realized.

On June 27, 2022, we entered into a credit agreement with the Lender, which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. We incurred $417,312 in interest expense related to the line of credit during the six months ended June 30, 2023. There was no corresponding expense during the six months ended June 30, 2022.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the six months ended June 30, 2023 and 2022 was $1,207,546 and $2,190,140, respectively.

Realized Gain on Investments

	Six months ended June 30, 2023	Six months ended June 30, 2022	Change
Realized gain on investments before income taxes	$3,871,635	$688,672	$3,182,963

During the six months ended June 30, 2023, we sold our investment in DSD Operating, LLC (DSD) and recognized a realized gain of $2,537,765. In addition, during the during the six months ended June 30, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717).

During the six months ended June 30, 2023, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized gain of $10,432 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. In addition, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022.

We recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the six months ended June 30, 2023. At June 30, 2023, we owned 194,934 shares of Class A common stock of ACV.

During the six months ended June 30, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,481,498). Additionally, during the six months ended June 30, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000 and recognized a realized loss of ($22,841) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We also recognized a realized gain on the receipt of $38,881 from Clearview Social. We recognized a net realized gain of $1,701,446 on the sale of 123,000 shares of Class A common stock of ACV during the six months ended June 30, 2022.

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

Change in Unrealized Appreciation (Depreciation) of Investments

	Six months ended June 30, 2023	Six months ended June 30, 2022	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$34,703	$(5,185,738)	$5,220,441

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2023, was comprised of the following:

Six months ended June 30, 2023
ACV Auctions, Inc. (ACV)	$893,151
Somerset Gas Transmission Company, LLC (Somerset)	594,097
FS KKR Capital Corp. (FS KKR)	81,440
Carlyle Secured Lending Inc. (Carlyle)	34,113
PennantPark Investment Corporation (Pennantpark)	28,600
Ares Capital Corporation (Ares)	4,340
Barings BDC, Inc. (Barings)	(12,400)
Open Exchange Inc. (Open Exchange)	(701,940)
DSD Operating, LLC (DSD)	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$34,703

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Somerset and DSD during the six months ended June 30, 2023.

The valuation of our investment in Open Exchange, during the six months ended June 30, 2023, was decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2022, was comprised of the following:

Six months ended June 30, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Barings	(62,533)
Carlyle	(76,253)
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
FS KKR	(106,220)
Ares	(113,680)
Pennantpark	(138,450)
ACV	(6,206,257)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(5,185,738)

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Microcision, Social Flow, Golub and Owl Rock during the six months ended June 30, 2022.

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase (decrease) in net assets from operations" on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the six months ended June 30, 2023 and 2022 was 4,842,167 and ($2,306,926), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of June 30, 2023, our total liquidity consisted of approximately $8,356,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at June 30, 2023 was $10,650,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $14,350,000 at June 30, 2023.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2023, our applicable interest rate was 8.59%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at June 30, 2023. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the six months ended June 30, 2023, we experienced a net increase in cash of approximately $6,987,000, which is a net effect of approximately $49,000 of cash provided by our operating activities and approximately $6,939,000 provided by our financing activities.

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

At June 30, 2023, we did not have any off-balance sheet arrangements or hedging or similar derivative financial instrument investments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2023 – 4/30/2023	—	—	—	$1,500,000
5/1/2023 – 5/31/2023	—	—	—	$1,500,000
6/1/2023 – 6/30/2023	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

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

Dated: August 4, 2023

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: August 4, 2023

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)