Form 10-Q
period 2023-09-30
RAND CAPITAL CORP
filed 2023-11-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Investments at fair value:
Control investments (cost of $5,207,299 and $4,660,017, respectively)	$4,083,489	$3,536,207
Affiliate investments (cost of $43,946,584 and $30,204,160, respectively)	51,097,315	38,241,589
Non-Control/Non-Affiliate investments (cost of $17,108,025 and $20,852,060, respectively)	19,503,481	19,726,463
Total investments, at fair value (cost of $66,261,908 and $55,716,237, respectively)	74,684,285	61,504,259
Cash	3,479,772	1,368,996
Interest receivable	237,193	208,338
Prepaid income taxes	—	76,396
Deferred tax asset, net	134,087	28,160
Other assets	504,345	295,043
Total assets	$79,039,682	$63,481,192
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$268,609	$562,221
Accounts payable and accrued expenses	169,995	66,680
Income taxes payable	29,577	—
Line of credit (see Note 6)	13,750,000	2,550,000
Capital gains incentive fees	2,907,700	2,167,000
Deferred revenue	561,524	413,971
Total liabilities	17,687,405	5,759,872
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 9/30/23 and 12/31/22	264,892	264,892
Capital in excess of par value	51,464,267	51,464,267
Treasury stock, at cost: 67,895 shares at 9/30/23 and 12/31/22	(1,566,605)	(1,566,605)
Total distributable earnings	11,189,723	7,558,766
Total stockholders’ equity (net assets) (per share –9/30/23: $23.77; 12/31/22: $22.36)	61,352,277	57,721,320
Total liabilities and stockholders’ equity (net assets)	$79,039,682	$63,481,192

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Investment income:
Interest from portfolio companies:
Control investments	$175,962	$124,408	$506,800	$124,408
Affiliate investments	1,002,553	581,911	2,731,575	1,767,024
Non-Control/Non-Affiliate investments	357,162	393,686	1,067,745	1,125,544
Total interest from portfolio companies	1,535,677	1,100,005	4,306,120	3,016,976
Interest from other investments:
Non-Control/Non-Affiliate investments	456	48	692	49
Total interest from other investments	456	48	692	49
Dividend and other investment income:
Affiliate investments	13,126	305,959	419,951	552,469
Non-Control/Non-Affiliate investments	141,290	115,700	401,805	358,700
Total dividend and other investment income	154,416	421,659	821,756	911,169
Fee income:
Control investments	4,515	3,900	12,726	3,900
Affiliate investments	40,072	19,340	246,816	72,160
Non-Control/Non-Affiliate investments	5,978	9,313	19,934	27,941
Total fee income	50,565	32,553	279,476	104,001
Total investment income	1,741,114	1,554,265	5,408,044	4,032,195
Expenses:
Base management fee (see Note 8)	268,609	225,730	769,869	696,772
Capital gains incentive fees (see Note 8)	(41,300)	22,000	740,700	(880,760)
Interest expense	290,522	26,042	707,834	26,042
Professional fees	120,828	126,089	392,110	569,310
Stockholders and office operating	57,097	41,739	206,481	163,327
Directors' fees	66,550	47,800	197,791	137,783
Administrative fees	37,250	—	111,750	—
Insurance	10,380	9,525	33,720	31,788
Corporate development	—	—	4,267	3,753
Other operating	—	34	—	124
Total expenses	809,936	498,959	3,164,522	748,139
Net investment income before income taxes:	931,178	1,055,306	2,243,522	3,284,056
Income taxes, including excise tax expense	132,595	45,140	237,393	83,750
Net investment income	798,583	1,010,166	2,006,129	3,200,306
Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	—	—	2,596,094	167,159
Non-Control/Non-Affiliate investments	(2,802,731)	1,919	(1,527,190)	523,432
Net realized (loss) gain on sales and dispositions of investments, before income taxes	(2,802,731)	1,919	1,068,904	690,591
Income tax expense	—	—	338,158	—
Net realized (loss) gain on sales and dispositions of investments	(2,802,731)	1,919	730,746	690,591
Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	—	—	(886,698)	47,841
Non-Control/Non-Affiliate investments	2,599,652	92,817	3,521,053	(5,140,762)
Change in unrealized appreciation/depreciation before income taxes	2,599,652	92,817	2,634,355	(5,092,921)
Deferred income tax benefit	—	—	(66,441)	—
Net change in unrealized appreciation/depreciation on investments	2,599,652	92,817	2,700,796	(5,092,921)
Net realized and unrealized (loss) gain on investments	(203,079)	94,736	3,431,542	(4,402,330)
Net increase (decrease) in net assets from operations	$595,504	$1,104,902	$5,437,671	$(1,202,024)
Weighted average shares outstanding	2,581,021	2,581,021	2,581,021	2,581,021
Basic and diluted net increase (decrease) in net assets from operations per share	$0.23	$0.43	$2.11	$(0.47)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net assets at beginning of period	$61,402,028	$57,664,184	$57,721,320	$60,745,416
Net investment income	798,583	1,010,166	2,006,129	3,200,306
Net realized (loss) gain on sales and dispositions of investments	(2,802,731)	1,919	730,746	690,591
Net change in unrealized appreciation/depreciation on investments	2,599,652	92,817	2,700,796	(5,092,921)
Net increase (decrease) in net assets from operations	595,504	1,104,902	5,437,671	(1,202,024)
Declaration of dividend	(645,255)	(387,153)	(1,806,714)	(1,161,459)
Net assets at end of period	$61,352,277	$58,381,933	$61,352,277	$58,381,933

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$5,437,671	$(1,202,024)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(18,060,000)	(3,142,086)
Proceeds from sale of portfolio investments	5,907,298	3,529,549
Proceeds from loan repayments	3,511,481	90,175
Net realized gain on sales and dispositions of portfolio investments	(1,068,904)	(690,591)
Change in unrealized (appreciation) depreciation on investments	(2,634,355)	5,092,921
Deferred income tax benefit	(105,927)	(48,395)
Amortization	18,750	6,250
Original issue discount amortization	(17,006)	(18,754)
Non-cash conversion of debenture interest	(813,599)	(516,391)
Changes in operating assets and liabilities:
Increase in interest receivable	(28,855)	(92,617)
Increase in other assets	(232,993)	(147,111)
Decrease in prepaid income taxes	76,396	200,874
Increase in income taxes payable	29,577	—
Increase in accounts payable and accrued expenses	103,315	22,453
Decrease in due to investment adviser	(293,612)	(665,453)
Increase (decrease) in capital gains incentive fees payable	740,700	(880,760)
Increase (decrease) in deferred revenue	147,553	(50,001)
Total adjustments	(12,720,181)	2,690,063
Net cash (used in) provided by operating activities	(7,282,510)	1,488,039
Cash flows from financing activities:
Proceeds from line of credit	11,200,000	—
Payment of cash dividend	(1,806,714)	(1,161,459)
Payment of closing fee	—	(125,000)
Net cash provided by (used in) financing activities	9,393,286	(1,286,459)
Net increase in cash	2,110,776	201,580
Cash:
Beginning of period	1,368,996	833,875
End of period	$3,479,772	$1,035,455

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 31.8% of net assets: (g) (j)
ACV Auctions, Inc. (e)(n) NASDAQ: ACVA	194,934 shares of Class A Common Stock valued at $15.18 per share.	8/12/16	<1%	$53,094	$2,959,098	4.8%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares valued at $19.47 per share.	3/16/20	<1%	267,140	408,870	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $8.91 per share.	8/13/20	<1%	333,352	356,400	0.6%
Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,855,852	1,855,852	6.5%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,855,852	1,855,852
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			4,011,704	4,011,704
Carlyle Secured Lending Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares valued at $14.50 per share.	8/13/20	<1%	899,749	1,247,000	2.0%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $19.69 per share.	3/16/20	<1%	755,058	945,120	1.6%
GoNoodle, Inc. (l) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,422,382	1,422,382	2.3%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,422,445	1,422,445
HDI Acquisition LLC (Hilton Displays) (h) (l) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,044,964	1,044,964	1.7%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2024.	11/16/18	0%	789,944	789,944	1.3%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (+2% PIK) due December 9, 2023.	6/23/21	0%	1,884,836	1,884,836	3.1%
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
	(i) Interest Receivable $58,319
OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	—
software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $6.58 per share.	8/13/20	<1%	892,212	1,283,100	2.0%
PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Subtotal Non-Control/Non-Affiliate Investments				$17,108,025	$19,503,481
Affiliate Investments – 83.3% of net assets (g) (k)
Applied Image, Inc. Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.9%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(m)	$4,820,000 Term Note at 12% due November 22, 2027.	11/22/22	17%	4,779,953	4,779,953	8.4%
Salt Lake City, UT. Provides design,	16.7% Preferred Interest.	11/22/22		390,000	390,000
distribution, and installation services for	Total BMP Food Service Supply			5,169,953	5,169,953
commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (l) (m) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.2%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional and Business Services)	Total BMP Swanson			1,933,448	1,933,448
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.2%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.2%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		427,147	427,147
(Professional and Business Services)	Total FCM			3,807,147	3,807,147
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Term Note modified to 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	11/18/19	8%	2,837,594	2,837,594	5.3%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
www.autotality.com	Total Filterworks			3,603,069	3,233,820
Highland All About People Holdings, Inc. (l) Phoenix, AZ. Full-service staffing and	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,018,000	3,018,000	6.5%
executive search firm with a focus on the	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
healthcare industry.	Total All About People			4,018,000	4,018,000
(Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,321,071	3,321,071	7.0%
Oakland, NJ. Stocking distributor of controlled	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
expansion alloys, electronic grade nickels,	Total EFINEA			4,332,836	4,332,836
refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc. New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	100,000
www.knoa.com
Mezmeriz, Inc. (e)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (l) Harrisonville, MO. A provider of branded tire	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	3,038,446	3,038,446	5.0%
pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	30,000
of a suite of proprietary hardware	Total Pressure Pro			3,068,446	3,068,446
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc.	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	8.5%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,090,000	2,090,000
	Total SciAps			5,213,984	5,213,984

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Seybert’s Billiards Corporation d/b/a The Rack Group (l)	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,251,875	4,251,875	9.7%
Coldwater, MI. Billiard supplies.	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
(Consumer Product) www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,466,806	1,466,806
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			5,962,681	5,962,681
Tilson Technology Management, Inc.	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.2%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	876,800
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
www.tilsontech.com	Total Tilson			3,100,015	10,550,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$43,946,584	$51,097,315
Control Investments - 6.7% of net assets (o)
ITA Acquisition, LLC (l)(m) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing)	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21	37%	2,457,832	2,457,832	6.7%
www.itawindowfashions.com	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	6/22/21		1,625,657	1,625,657
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			5,207,299	4,083,489
Subtotal Control Investments				$5,207,299	$4,083,489
TOTAL INVESTMENTS – 121.7%				$66,261,908	$74,684,285
LIABILITIES IN EXCESS OF OTHER ASSETS - (21.7%)					(13,332,008)
NET ASSETS – 100%					$61,352,277

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At September 30, 2023, restricted securities represented 90% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2023, ASC 820 designates 90% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of September 30, 2023, the total cost of investment securities was approximately $66.3 million. Net unrealized appreciation was approximately $8.4 million, which was comprised of $13.4 million of unrealized appreciation of investment securities and ($5.0) million of unrealized depreciation of investment securities. At September 30, 2023, the aggregate gross unrealized gain for federal income tax purposes was $13.8 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.7) million. The net unrealized gain for federal income tax purposes was $9.1 million based on a tax cost of $65.5 million.
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
(m)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation or Rand Capital Sub LLC for federal income tax and Regulated Investment Company (RIC) compliance purposes.
(n)
Publicly traded company.
(o)
Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) due June 21, 2026.	$1,976,116	$—	$481,716	$—	$2,457,832	$—	$302,940
	$1,500,000 Term Note at 12% (+5% PIK) due June 21, 2026.	1,560,091	—	65,566	—	1,625,657	—	216,586
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	547,282	—	4,083,489	—	519,526
	Total Control Investments	$3,536,207	$—	$547,282	$—	$4,083,489	$—	$519,526
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$137,287
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	137,287
BMP Food Service Supply Holdco, LLC	$4,820,000 Term Note at 12% due November 22, 2027.	2,500,000	—	2,320,000	(40,047)	4,779,953	—	464,575
	16.7% Preferred Interest.	600,000	—	—	(210,000)	390,000	—	—
	Total FSS	3,100,000	—	2,320,000	(250,047)	5,169,953	—	464,575
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	100,115	—	1,700,115	—	153,114
	Preferred Membership Interest for 9.29%.	233,333	—	—	—	233,333	—	—
	Total BMP Swanson	1,833,333	—	100,115	—	1,933,448	—	153,114
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	—	—	—	1,957,000	—	299,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	31,652	(3,171,434)	—	—	324,000
	1,067 Class A Preferred shares.	1,954,198	(886,698)	—	(1,067,500)	—	2,537,765	62,565
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	(886,698)	31,652	(4,238,934)	—	2,537,765	386,565
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	—	—	3,380,000	—	3,380,000	—	88,987
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	—	427,147	—	427,147	—	7,147
	Total FCM	—	—	3,807,147	—	3,807,147	—	96,134
Filterworks Acquisition USA, LLC	$2,283,702 Term Note modified to 6% (+8% PIK) through November 30, 2023, thereafter 12% (+2% PIK), due August 30, 2024.	2,633,105	—	204,489	—	2,837,594	—	287,392
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	204,489	—	3,233,820	—	287,392
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	—	—	3,018,000	—	3,018,000	—	74,774
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total All About People	—	—	4,018,000	—	4,018,000	—	74,774
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	—	—	3,321,071	—	3,321,071	—	236,424
	75.3 Class B Preferred Units.	—	—	1,011,765	—	1,011,765	—	—
	Total INEA	—	—	4,332,836	—	4,332,836	—	236,424

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	34,850
	1,876,922 Series B Preferred.	100,000	—	—	—	100,000	—	—
	Total Knoa	100,000	—	—	—	100,000	—	34,850
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	58,329	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	—	—	3,038,446	—	3,038,446	—	352,631
	Warrant for 10% Membership Interest.	—	—	30,000	—	30,000	—	—
	Total Pressure Pro	—	—	3,068,446	—	3,068,446	—	352,631
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,085,000	—	5,000	—	2,090,000	—	198,600
	Total SciAps	5,208,984	—	5,000	—	5,213,984	—	198,600
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	4,184,106	—	67,769	—	4,251,875	—	472,604
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,440,855	—	25,951	—	1,466,806	—	164,843
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,868,961	—	93,720	—	5,962,681	—	637,447
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	39,376
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	—	—	250,000	—	250,000	—	—
	Total Tilson	10,300,000	—	250,000	—	10,550,000	—	39,376
	Total Affiliate Investments	$38,241,589	$(886,698)	$18,231,405	$(4,488,981)	$51,097,315	$2,596,094	$3,398,342
	Total Control and Affiliate Investments	$41,777,796	$(886,698)	$18,778,687	$(4,488,981)	$55,180,804	$2,596,094	$3,917,868

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2023 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2023
Professional and Business Services	39.6%
Manufacturing	23.1
Consumer Product	13.5
Software	8.0
Distribution	5.8
BDC Investment Funds	5.7
Automotive	4.3
Total Investments	100%

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 34.2% of net assets: (g) (j)
ACV Auctions, Inc. (e)(n) NASDAQ: ACVA	319,934 shares of Class A Common Stock valued at $7.87 per share.	8/12/16	<1%	$87,219	$2,517,881	4.4%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares valued at $18.53 per share.	3/16/20	<1%	267,140	389,130	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $8.16 per share.	8/13/20	<1%	333,352	326,400	0.6%
Caitec, Inc. (l) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,827,941	1,827,941	6.9%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,827,941	1,827,941
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			3,955,882	3,955,882
Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares valued at $14.29 per share.	8/13/20	<1%	899,749	1,229,227	2.1%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $17.40 per share.	3/16/20	<1%	755,058	835,360	1.4%
GoNoodle, Inc. (h) (l) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,411,768	1,411,768	2.4%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,411,831	1,411,831
HDI Acquisition LLC (Hilton Displays) (l) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,327,782	1,327,782	2.3%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (h) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	789,944	789,944	1.4%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (2% PIK) due December 9, 2023.	6/23/21	0%	1,856,536	1,856,536	3.2%
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.9%
www.nailbiter.com	Warrants for Preferred Stock.			—	—
	Total Nailbiter, Inc.			2,250,000	2,250,000
OnCore Golf Technology, Inc. (e) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	1,193,697	2.4%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	208,243
software. (Software)	Total Open Exchange			1,401,940	1,401,940
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $5.69 per share.	8/13/20	<1%	892,212	1,109,550	1.9%
PostProcess Technologies, Inc. (e) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Rheonix, Inc. (e)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and	50,593 Common.	10/24/09		—	—
diagnostic testing devices. (Health Care)	589,420 Series B Preferred.	9/29/15		702,732	—
www.rheonix.com	Total Rheonix			2,802,731	—
Somerset Gas Transmission Company, LLC (e)(m) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	125,000	0.2%
Subtotal Non-Control/Non-Affiliate Investments				$20,852,060	$19,726,463
Affiliate Investments – 66.3% of net assets (g) (k)
Applied Image, Inc. Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.0%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (m) Salt Lake City, UT. Provides design,	$2,500,000 Term Note at 12% due November 22, 2027.	11/22/22	24%	2,500,000	2,500,000	5.4%
distribution, and installation services for	24.83% Preferred Interest			600,000	600,000
commercial kitchen renovations and new builds.	Total BMP Food Service Supply			3,100,000	3,100,000
(Professional Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (m) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.2%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional Services)	Total BMP Swanson			1,833,333	1,833,333
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
(m)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation or Rand Capital Sub LLC for federal income tax and Regulated Investment Company (RIC) compliance purposes.
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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at September 30, 2023. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2023 and is now set to expire December 31, 2024. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2023 and is now set to expire December 31, 2024. After December 31, 2024, the Investment Management Agreement and Administration Agreement will continue for successive annual periods provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We are an externally managed, closed-end, non-diversified investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Since the completion of the Transaction, we adopted an investment strategy focused on higher yielding debt investments and elected to be treated as a regulated investment company (“RIC”) for U.S. Federal income tax purposes as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year.

The Board declared the following quarterly cash dividends during the nine months ended September 30, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023
3rd	$0.25	August 31, 2023	September 14, 2023

In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly owned blocker subsidiaries in place at September 30, 2023: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation's equity securities in the underlying portfolio company has also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period.

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

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses as of September 30, 2023 or December 31, 2022.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

Revenue Recognition - Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated for private portfolio companies or on the record date for publicly traded portfolio companies.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings and income associated with portfolio company board meeting attendance fees.

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

Supplemental Cash Flow Information - Income taxes paid (refunded) during the nine months ended September 30, 2023 and 2022 were $509,063 and ($69,028), respectively. Interest paid during the nine months ended September 30, 2023 and 2022 was $614,640 and $19,792, respectively. The Corporation converted $813,599 and $516,391 of interest receivable into investments during the nine months ended September 30, 2023 and 2022, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2023 and December 31, 2022, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 19, 2023, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 19, 2024, and replaces the share repurchase authorization that was previously approved by the Board in April 2022. No shares of Rand's common stock were repurchased by the Corporation during the nine months ended September 30, 2023 or the nine months ended September 30, 2022.

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

The Blocker Corps, which are consolidated under U.S. GAAP for financial reporting purposes, are subject to U.S. federal and state income taxes. Therefore, the Corporation accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The Corporation records a valuation allowance against the deferred tax assets if and to the extent it is more likely than not that the Corporation will not recover the deferred tax assets. In evaluating the need for a valuation allowance, the Corporation weights all relevant positive and negative evidence, and considers among other factors, historical financial performance, projected future taxable income, scheduled reversals of deferred tax liabilities, the overall business environment, and tax planning strategies. Changes in circumstances, including the Blocker Corps generating significant taxable income and tax planning strategies, could cause a change in judgment about the need for a valuation allowance of the related deferred tax assets. Any change in the valuation allowance will be included in income in the period of the change in estimate.

Accordingly, during the three and nine months ended September 30, 2023, the Corporation estimated that a portion of its Blocker Corps’ deferred tax assets are not expected to be fully recoverable in the future. As a result, the Corporation recorded a partial valuation allowance of approximately $129,000 during the three and nine months ended September 30, 2023 against its U.S. Federal deferred tax assets. There was no valuation allowance prior to this date.

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2023 or December 31, 2022.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $24,543 and $0 in federal excise tax expense during the nine months ended September 30, 2023 and 2022, respectively.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the nine months ended September 30, 2023 or 2022.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2023
Tilson Technology Management, Inc. (Tilson)	14%
Seybert’s Billiards Corporation (Seybert’s)	8%
SciAps, Inc. (Sciaps)	7%
BMP Food Service Supply Holdco, LLC (FSS)	7%
Inter-National Electronic Alloys LLC (INEA)	6%

December 31, 2022
Tilson	17%
Seybert's	10%
Sciaps	8%
DSD Operating, LLC (DSD)	8%
Caitec, Inc. (Caitec)	6%

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

ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, used in the Corporation’s valuation at the measurement date. Under the valuation policy, the Corporation values unrestricted publicly traded companies, categorized as Level 1 investments, at the closing price on the last trading day of the reporting period.

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

At September 30, 2023, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. At December 31, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. There were no Level 2 investments at September 30, 2023 or December 31, 2022.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2023:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$300,000	$—	$700,000	$200,063	$1,200,063
Non-Control/Non-Affiliate Loan and Debt	6,641,504	2,212,326	—	2,250,000	11,103,830
Total Non-Control/Non-Affiliate	$6,941,504	$2,212,326	$700,000	$2,450,063	$12,303,893
Affiliate Equity	$4,262,324	$—	$3,223,984	$11,550,000	$19,036,308
Affiliate Loan and Debt	18,357,414	—	2,090,000	11,613,593	32,061,007
Total Affiliate	$22,619,738	$—	$5,313,984	$23,163,593	$51,097,315
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	4,083,489	—	—	4,083,489
Total Control	$—	$4,083,489	$—	$—	$4,083,489
Total Level 3 Investments	$29,561,242	$6,295,815	$6,013,984	$25,613,656	$67,484,697

Range	4X - 7X	1X	1X - 3X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4X	1X	1.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2023:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,170,088	$—	$—	$12,170,088
Debt investments	35,078,238	—	—	35,078,238
Equity investments	27,435,959	7,199,588	—	20,236,371
Total	$74,684,285	$7,199,588	$—	$67,484,697

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,578,351	$—	$—	$14,578,351
Debt investments	19,582,616	—	—	19,582,616
Equity investments	27,343,292	6,407,548	—	20,935,744
Total	$61,504,259	$6,407,548	$—	$55,096,711

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	10,432	10,432
DSD Operating, LLC (DSD)	—	—	2,537,765	2,537,765
Microcision, LLC (Microcision)	—	—	58,329	58,329
Rheonix, Inc. (Rheonix)	—	—	(2,802,731)	(2,802,731)
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(448,717)	(448,717)
Total realized losses, net	—	—	(649,863)	(649,863)
Unrealized gains (losses) included in net change in net assets from operations:
DSD	—	—	(886,698)	(886,698)
Open Exchange, Inc. (Open Exchange)	—	—	(701,940)	(701,940)
Rheonix	—	—	2,802,731	2,802,731
Somerset	—	—	594,097	594,097
Total unrealized gains (losses)	—	—	1,808,190	1,808,190
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
BMP Swanson Holdco, LLC (Swanson)	100,115	—	—	100,115
Caitec, Inc. (Caitec)	55,822	—	—	55,822
DSD	31,652	—	—	31,652
FCM Industries Holdco LLC (First Coast Mulch)	—	3,807,147	—	3,807,147
Filterworks Acquisition USA, LLC (Filterworks)	—	204,489	—	204,489
GoNoodle, Inc. (GoNoodle)	—	10,614	—	10,614
HDI Acquisition LLC (Hilton Displays)	—	17,182	—	17,182
Highland All About People Holdings, Inc. (All About People)	—	3,018,000	1,000,000	4,018,000
Inter-National Electronic Alloys LLC (INEA)	—	3,321,071	1,011,765	4,332,836
ITA Acquisition, LLC (ITA)	547,282	—	—	547,282
Mattison Avenue Holdings LLC (Mattison)	28,300	—	—	28,300
Pressure Pro, Inc. (Pressure Pro)	—	3,038,446	30,000	3,068,446
Seybert’s Billiards Corporation (Seybert’s)	—	93,720	—	93,720
SciAps, Inc. (Sciaps)	—	5,000	—	5,000
Social Flow	—	—	4,941	4,941
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	763,171	15,835,669	2,296,706	18,895,546
Repayments and sales of securities:
Clearview Social	—	—	(10,432)	(10,432)
DSD	(3,171,434)	—	(3,605,265)	(6,776,699)
FSS	—	(40,047)	(210,000)	(250,047)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Somerset	—	—	(270,380)	(270,380)
Total repayments and sales of securities	(3,171,434)	(340,047)	(4,154,406)	(7,665,887)
Ending balance September 30, 2023, of Level 3 Assets	$12,170,088	$35,078,238	$20,236,371	$67,484,697

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(701,940)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	38,881	38,881
GiveGab, Inc. (Givegab)	—	—	1,919	1,919
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)
Total realized (losses), net	—	—	(1,273,539)	(1,273,539)
Unrealized gains included in net change in net assets from operations:
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
Social Flow	—	—	1,628,000	1,628,000
Total unrealized gains	—	—	1,675,841	1,675,841
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	54,704	—	—	54,704
DSD Operating, LLC (DSD)	364,633	—	—	364,633
Filterworks Acquisition USA, LLC (Filterworks)	—	146,723	86,213	232,936
GoNoodle, Inc. (GoNoodle)	—	10,622	—	10,622
HDI Acquisition LLC (Hilton Displays)	—	19,835	—	19,835
ITA Acquisition, LLC (ITA)	52,475	—	623,810	676,285
Mattison Avenue Holdings LLC (Mattison)	27,734	—	—	27,734
Seybert’s Billiards Corporation (Seybert’s)	—	2,279,234	—	2,279,234
SciAps, Inc. (Sciaps)	—	11,250	—	11,250
Total purchases of securities/changes to securities/non-cash conversions	499,546	2,467,664	710,023	3,677,233
Repayments and sale of securities:
Clearview Social	—	—	(38,881)	(38,881)
Givegab	—	—	(1,919)	(1,919)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)
Total repayments and sale of securities	—	(90,175)	(609,302)	(699,477)
Ending Balance September 30, 2022, of Level 3 Assets	$16,002,950	$16,407,567	$21,136,958	$53,547,475

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$—

Note 4. OTHER ASSETS

At September 30, 2023 and December 31, 2022, other assets was comprised of the following:

	September 30, 2023	December 31, 2022
Escrow receivables	$243,719	$68,983
Dividend receivables	118,410	102,655
Deferred financing fees, net	93,750	112,500
Prepaid expenses	48,466	10,905
Total other assets	$504,345	$295,043

Amortization expense related to the deferred financing fees during the nine months ended September 30, 2023 and 2022 was $18,750 and $6,250, respectively.

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2023 or December 31, 2022.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $11,250,000 at September 30, 2023

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At September 30, 2023, the Corporation's applicable interest rate was 8.81%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of September 30, 2023, the Corporation is in compliance with all covenants.

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

The outstanding balance drawn on the Credit Facility at September 30, 2023 and December 31, 2022 was $13,750,000 and $2,550,000, respectively. The unamortized closing fee was $93,750 and $112,500 as of September 30, 2023 and December 31, 2022, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2023 was $6,250 and $18,750, respectively. Amortization expense related to the Credit Facility during both the three and nine months ended September 30, 2022 was $6,250.

For the three and nine months ended September 30, 2023 and 2022, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Average debt outstanding	$12,161,957	$—	$10,086,630	$—
Weighted average interest rate	8.95%	0.00%	8.68%	0.00%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and nine months ended September 30, 2023 and 2022, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028
Payment of dividend	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	595,504	595,504
September 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,189,723	$61,352,277

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2022	$264,892	$51,679,809	$(1,566,605)	$7,286,088	$57,664,184
Payment of dividend	—	—	—	(387,153)	(387,153)
Net increase in net assets from operations	—	—	—	1,104,902	1,104,902
September 30, 2022	$264,892	$51,679,809	$(1,566,605)	$8,003,837	$58,381,933

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(1,806,714)	(1,806,714)
Net increase in net assets from operations	—	—	—	5,437,671	5,437,671
September 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,189,723	$61,352,277

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	$(1,566,605)	$10,367,320	$60,745,416
Payment of dividend	—	—	—	(1,161,459)	(1,161,459)
Net decrease in net assets from operations	—	—	—	(1,202,024)	(1,202,024)
September 30, 2022	$264,892	$51,679,809	$(1,566,605)	$8,003,837	$58,381,933

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2023, the Base Management Fee was $268,609 and $769,869, respectively. For the three and nine months ended September 30, 2022, the Base Management Fee was $225,730 and $696,772, respectively. At September 30, 2023 and December 31, 2022, the Corporation had $268,609 and $230,221 payable, respectively, for the Base Management Fees on its Consolidated Statement of Financial Position.

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

For the nine months ended September 30, 2023 and 2022, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of September 30, 2023, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2023.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,907,700 at September 30, 2023, which represents the fee that would be due based on net portfolio appreciation. The $2,907,700 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position at September 30, 2023. At December 31, 2022, there was an accrual of $2,499,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $332,000 and $2,167,000 that would be due based on net portfolio appreciation at December 31, 2022. The $332,000 capital gains fee payable is recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2022, and was paid to RCM during the nine months ended September 30, 2023.

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

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Nine months ended September 30, 2023 (Unaudited) *	Nine months ended September 30, 2022 (Unaudited) *
Net asset value, beginning of period	22.36	23.54
Income (loss) from operations (1):
Net investment income	0.78	1.24
Net realized gains	0.28	0.27
Net unrealized appreciation (depreciation)	1.05	(1.98)
Increase (decrease) in net assets from operations	2.11	(0.47)
Payment of cash dividend	(0.70)	(0.45)
Increase (decrease) in net assets	1.41	(0.92)
Net asset value, end of period	$23.77	$22.62
Per share market price, end of period	$13.17	$14.65
Total return based on market value (2)	4.13%	(13.80)%
Total return based on net asset value (3)	9.42%	(3.90)%
Supplemental data:
Ratio of expenses before income taxes to average net assets (4)	7.09%	1.68%
Ratio of expenses including income taxes to average net assets (4)	8.23%	1.87%
Ratio of net investment income to average net assets (4)	4.49%	9.03%
Portfolio turnover	26.52%	5.08%
Debt/equity ratio	22.41%	—%
Net assets, end of period	$61,352,277	$57,664,184

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2023; and statements regarding our compliance with the RIC requirements as of September 30, 2023, statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2023, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. We must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has initiated a quarterly cash dividend.

Our Board of Directors declared the following quarterly cash dividends during the nine months ended September 30, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023
3rd	$0.25	August 31, 2023	September 14, 2023

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

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

Financial Condition

Overview:

	September 30, 2023	December 31, 2022	Increase	% Increase
Total assets	$79,039,682	$63,481,192	$15,558,490	24.5%
Total liabilities	17,687,405	5,759,872	11,927,533	207.1%
Net assets	$61,352,277	$57,721,320	$3,630,957	6.3%

Net asset value per share (NAV) was $23.77 at September 30, 2023 and $22.36 at December 31, 2022.

Cash approximated 5.7% of net assets at September 30, 2023, as compared to 2.4% of net assets at December 31, 2022.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At September 30, 2023, there was $13,750,000 drawn on the Credit Facility and the applicable interest rate was 8.81%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2023	December 31, 2022	Increase	% Increase
Investments, at cost	$66,261,908	$55,716,237	$10,545,671	18.9%
Unrealized appreciation, net	8,422,377	5,788,022	2,634,355	45.5%
Investments, at fair value	$74,684,285	$61,504,259	$13,180,026	21.4%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 122% of net assets at September 30, 2023 as compared to approximately 107% of net assets at December 31, 2022.

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

The change in investments during the nine months ended September 30, 2023, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Inter-National Electronic Alloys LLC (INEA)	$4,300,000
Highland All About People Holdings, Inc. (All About People)	4,000,000
FCM Industries Holdco LLC (First Coast Mulch)	3,800,000
Pressure Pro, Inc. (Pressure Pro)	3,000,000
BMP Food Service Supply Holdco, LLC (FSS)	2,320,000
ITA Acquisition, LLC (ITA)	390,000
Tilson Technology Management, Inc. (Tilson)	250,000
Total of new investments	18,060,000
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	204,489
ITA interest conversion	157,282
BMP Swanson Holdco, LLC (Swanson) interest conversion	100,115
Seybert’s Billiards Corporation (Seybert's) OID amortization and interest conversion	93,720
Pressure Pro OID amortization and interest conversion	68,446
Caitec, Inc. (Caitec) interest conversion	55,822
INEA interest conversion	32,836
DSD Operating, LLC (DSD) interest conversion	31,652
Mattison Avenue Holdings, LLC (Mattison) interest conversion	28,300
All About People interest conversion	18,000
HDI Acquisition LLC (Hilton Displays) interest conversion	17,182
GoNoodle, Inc. (GoNoodle) interest conversion	10,614
First Coast Mulch interest conversion	7,147
SciAps, Inc. (Sciaps) OID amortization	5,000
Total of other changes to investments	830,605
Investments repaid, sold, liquidated or converted:
ACV Auctions, Inc. (ACV) sale	(34,125)
FSS debt repayment and equity sale	(250,047)
Hilton Displays debt repayment	(300,000)
Somerset Gas Transmission Company, LLC (Somerset) equity sale	(719,097)
Rheonix, Inc. (Rheonix) equity liquidation	(2,802,731)
DSD debt repayment and equity sale	(4,238,934)
Total of investments repaid, sold, liquidated or converted	(8,344,934)
Net change in investments, at cost	$10,545,671

Results of Operations

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Investment Income

	Three months ended September 30, 2023	Three months ended September 30, 2022	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,535,677	$1,100,005	$435,672	39.6%
Interest from other investments	456	48	408	NM
Dividend and other investment income	154,416	421,659	(267,243)	(63.4)%
Fee income	50,565	32,553	18,012	55.3%
Total investment income	$1,741,114	$1,554,265	$186,849	12.0%

NM - Not meaningful

The total investment income during the three months ended September 30, 2023 was received from 23 portfolio companies. For the three months ended September 30, 2022, total investment income was received from 21 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 40% higher during the three months ended September 30, 2023 versus the same period in 2022 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), FCM Industries Holdco LLC (First Coast Mulch), Highland All About People Holdings, Inc. (All About People), Inter-National Electronic Alloys LLC (INEA), ITA Acquisition, LLC (ITA), Pressure Pro, Inc. (Pressure Pro), and SciAps, Inc. (Sciaps).

Interest from other investments - The increase in interest from other investments is due to higher cash balances and interest rates during the three months ended September 30, 2023 versus the same period in 2022.

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

	Three months ended September 30, 2023	Three months ended September 30, 2022
Carlyle Secured Lending Inc. (Carlyle)	$43,860	$34,400
PennantPark Investment Corporation (Pennantpark)	40,950	29,250
FS KKR Capital Corp. (FS KKR)	36,000	32,160
Tilson Technology Management Inc. (Tilson)	13,126	13,125
Barings BDC, Inc. (Barings)	10,400	9,600
Ares Capital Corporation (Ares)	10,080	10,290
DSD Operating, LLC (DSD)	—	114,264
Carolina Skiff LLC (Carolina Skiff)	—	178,570
Total dividend and other investment income	$154,416	$421,659

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

The income associated with the amortization of financing fees was $38,565 and $32,553 for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, we recognized a monitoring fee of $12,000 from our investment in FCM Industries Holdco LLC (First Coast Mulch).

Expenses

	Three months ended September 30, 2023	Three months ended September 30, 2022	Increase	% Increase
Total expenses	$809,936	$498,959	$310,977	62.3%

The increase in total expenses during the three months ended September 30, 2023 versus the same period in 2022 was primarily due to a $264,480 increase in interest expense, a $42,879 increase in the base management fee payable to RCM, and a $37,250 increase in administrative fees. In June 2022, we entered into a credit agreement with the Lender, which provides us with a Credit Facility in a principal amount not to exceed $25 million. Interest expense under the Credit Facility for the three months ended September 30, 2023 and 2022 was $290,522 and $26,042, respectively.

The base management fee, payable to RCM, is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee, payable to RCM, will increase accordingly. The base management fee for the three months ended September 30, 2023 and 2022 was $268,609 and $225,730, respectively.

Administrative fees consists of certain costs incurred by RCM that are reimbursable under the Investment Management Agreement and Administration Agreement. We incurred $37,250 in administrative fees during the three months ended September 30, 2023. There was no corresponding expense during the three months ended September 30, 2022.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended September 30, 2023 and 2022 was $798,583 and $1,010,166, respectively.

Realized (Loss) Gain on Investments

	Three months ended September 30, 2023	Three months ended September 30, 2022	Change
Realized (loss) gain on investments before income taxes	$(2,802,731)	$1,919	$(2,804,650)

During the three months ended September 30, 2023, we liquidated our investment in Rheonix, Inc. (Rheonix), which was previously valued at $0, and recognized a realized loss of ($2,802,731).

During the three months ended September 30, 2022, we recognized a gain of $1,919 on GiveGab, Inc. (Givegab), an investment we exited in 2021.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended September 30, 2023	Three months ended September 30, 2022	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$2,599,652	$92,817	$2,506,835

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2023, was comprised of the following:

Three months ended September 30, 2023
Rheonix, Inc. (Rheonix)	$2,802,731
PennantPark Investment Corporation (Pennantpark)	144,950
Barings BDC, Inc. (Barings)	42,400
FS KKR Capital Corp. (FS KKR)	28,320
Ares Capital Corporation (Ares)	15,400
Carlyle Secured Lending Inc. (Carlyle)	(16,340)
ACV Auctions, Inc. (ACV)	(417,809)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$2,599,652

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We liquidated our investment in Rheonix during the three months ended September 30, 2023.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2022, was comprised of the following:

Three months ended September 30, 2022
ACV	$456,441
Ares	(18,550)
Barings	(38,667)
Carlyle	(86,287)
FS KKR	(97,920)
Pennantpark	(122,200)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$92,817

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase (decrease) in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the three months ended September 30, 2023 and 2022 was $595,504 and $1,104,902, respectively.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

Investment Income

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$4,306,120	$3,016,976	$1,289,144	42.7%
Interest from other investments	692	49	643	NM
Dividend and other investment income	821,756	911,169	(89,413)	(9.8)%
Fee income	279,476	104,001	175,475	168.7%
Total investment income	$5,408,044	$4,032,195	$1,375,849	34.1%

NM - Not meaningful

The total investment income during the nine months ended September 30, 2023 was received from 26 portfolio companies. For the nine months ended September 30, 2022, total investment income was received from 23 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 43% higher during the nine months ended September 30, 2023 versus the same period in 2022 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), FCM Industries Holdco LLC (First Coast Mulch), Highland All About People Holdings, Inc. (All About People), Inter-National Electronic Alloys LLC (INEA), ITA Acquisition, LLC (ITA), Pressure Pro, Inc. (Pressure Pro), and SciAps, Inc. (Sciaps).

Interest from other investments - The increase in interest from other investments is due to higher cash balances and interest rates during the nine months ended September 30, 2023 versus the same period in 2022.

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

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Carolina Skiff LLC (Carolina Skiff)	$299,173	$398,830
Carlyle Secured Lending Inc. (Carlyle)	119,540	103,200
PennantPark Investment Corporation (Pennantpark)	116,025	84,825
FS KKR Capital Corp. (FS KKR)	105,600	95,040
DSD Operating, LLC (DSD)	46,552	114,264
Tilson Technology Management, Inc. (Tilson)	39,376	39,375
Knoa Software, Inc. (Knoa)	34,850	—
Barings BDC, Inc. (Barings)	30,400	28,400
Ares Capital Corporation (Ares)	30,240	28,560
Golub Capital BDC, Inc. (Golub)	—	9,375
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Total dividend and other investment income	$821,756	$911,169

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

The income associated with the amortization of financing fees was $164,212 and $94,001 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD, a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure Pro, a loan monitoring fee of $12,000 from our investment in First Coast Mulch, and a loan modification fee of $2,000 from our investment in Lumious.

During the nine months ended September 30, 2022, we recognized a loan monitoring fee of $10,000 from our investment in Seybert's.

Expenses

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Increase	% Increase
Total expenses	$3,164,522	$748,139	$2,416,383	323.0%

The increase in total expenses during the nine months ended September 30, 2023 versus the same period in 2022 was primarily due to a $1,621,460 increase in the capital gains incentive fee expense, a $681,792 increase in interest expense, a $111,750 increase in administrative fees, and a $73,097 increase in the base management fee payable to RCM. These increases were offset by a $177,200 decrease in professional fees.

The increase in the capital gains incentive fee accrual during the nine months ended September 30, 2023 is due to the calculation of the capital gains fee as required by GAAP. We are required to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are actually realized.

On June 27, 2022, we entered into a credit agreement with the Lender, which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. Interest expense under the Credit Facility for the nine months ended September 30, 2023 and 2022 was $707,834 and $26,042, respectively.

Administrative fees consists of certain costs incurred by RCM that are reimbursable under the Investment Management Agreement and Administration Agreement. We incurred $111,750 in administrative fees during the nine months ended September 30, 2023. There was no corresponding expense during the nine months ended September 30, 2022.

The base management fee, payable to RCM, is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee, payable to RCM, will increase accordingly. The base management fee for the nine months ended September 30, 2023 and 2022 was $769,869 and $696,772, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the nine months ended September 30, 2023 and 2022 was $2,006,129 and $3,200,306, respectively.

Realized Gain on Investments

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Change
Realized gain on investments before income taxes	$1,068,904	$690,591	$378,313

During the nine months ended September 30, 2023, we sold our investment in DSD Operating, LLC (DSD) and recognized a realized gain of $2,537,765. In addition, during the during the nine months ended September 30, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717). We also liquidated our investment in Rheonix, Inc. (Rheonix), which was previously valued at $0, and recognized a realized loss of ($2,802,731).

During the nine months ended September 30, 2023, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized gain of $10,432 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. In addition, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022.

We recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the nine months ended September 30, 2023. At September 30, 2023, we owned 194,934 shares of Class A common stock of ACV.

During the nine months ended September 30, 2022, we sold our investment in Social Flow and recognized a realized loss of ($1,481,498). Additionally, during the nine months ended September 30, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000 and recognized a realized loss of ($22,841) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We recognized a realized gain on the receipt of $38,881 from Clearview Social, an investment we exited during 2021.We also recognized a realized gain of $1,919 from additional proceeds received from GiveGab, Inc. (Givegab), an investment we exited during 2021.

We recognized a net realized gain of $1,701,446 on the sale of 123,000 shares of ACV Auctions, Inc. (ACV), during the nine months ended September 30, 2022. At September 30, 2022, we owned 319,934 shares of Class A common stock of ACV.

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

Change in Unrealized Appreciation (Depreciation) of Investments

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$2,634,355	$(5,092,921)	$7,727,276

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2023, was comprised of the following:

Nine months ended September 30, 2023
Rheonix, Inc. (Rheonix)	$2,802,731
Somerset Gas Transmission Company, LLC (Somerset)	594,097
ACV Auctions, Inc. (ACV)	475,342
PennantPark Investment Corporation (Pennantpark)	173,550
FS KKR Capital Corp. (FS KKR)	109,760
Barings BDC, Inc. (Barings)	30,000
Ares Capital Corporation (Ares)	19,740
Carlyle Secured Lending Inc. (Carlyle)	17,773
Open Exchange Inc. (Open Exchange)	(701,940)
DSD Operating, LLC (DSD)	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$2,634,355

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investments in Rheonix, Somerset, and DSD during the nine months ended September 30, 2023.

The valuation of our investment in Open Exchange, during the nine months ended September 30, 2023, was decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2022, was comprised of the following:

Nine months ended September 30, 2022
SocialFlow, Inc. (Social Flow)	$1,628,000
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
Barings	(101,200)
Ares	(132,230)
Carlyle	(162,540)
FS KKR	(204,140)
Pennantpark	(260,650)
ACV	(5,749,816)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(5,092,921)

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the three-day average closing price prior to the end of the quarter.

We sold our investments in Microcision, Social Flow, Golub and Owl Rock during the nine months ended September 30, 2022.

All of these valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase (decrease) in net assets from operations" on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the nine months ended September 30, 2023 and 2022 was $5,437,671 and $(1,202,024), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of September 30, 2023, our total liquidity consisted of approximately $3,480,000 in cash. In addition, we hold publicly traded equity securities of several BDCs and ACV Auctions, which are available for future liquidity requirements.

During the second quarter of 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at September 30, 2023 was $13,750,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $11,250,000 at September 30, 2023.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At September 30, 2023, our applicable interest rate was 8.81%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at September 30, 2023. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the nine months ended September 30, 2023, we experienced a net increase in cash of approximately $2,111,000, which is a net effect of approximately $7,283,000 of cash used in our operating activities and approximately $9,393,000 provided by our financing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of September 30, 2023, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of September 30, 2023, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of September 30, 2023. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(137,500)	$(275,000)	$(412,500)
Decrease in interest rate	137,500	275,000	412,500

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at September 30, 2023, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including borrowing under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds.

Valuation Risk

We carry our investments at fair value, as determined in good faith by RCM and approved by our Board. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company investment while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in valuation of our investments include, as relevant, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2023 – 7/31/2023	—	—	—	$1,500,000
8/1/2023 – 8/31/2023	—	—	—	$1,500,000
9/1/2023 – 9/30/2023	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

(4.1)	Specimen certificate of common stock certificate, incorporated by reference to Exhibit (b) of Form N-2 filed with the SEC on April 22, 1997. (File No. 333-25617).

(31.1)	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(31.2)	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended – filed herewith.

(32.1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation – filed herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAND CAPITAL CORPORATION

Dated: November 6, 2023

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: November 6, 2023

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)