Form 10-K
period 2023-12-31
RAND CAPITAL CORP
filed 2024-03-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicated by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $10,780,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 5, 2024 there were 2,581,021 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

Rand Capital Corporation (“Rand”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at December 31, 2023. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2023 and is now set to expire on December 31, 2024. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2023 and is now set to expire on December 31, 2024. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2024 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We are an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations.”

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

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on our U.S. Federal tax return for the 2020 tax year. As required for the RIC election, we paid a special dividend to shareholders to distribute all of our accumulated earnings and profits since inception to 2019. In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. These wholly owned subsidiaries (the "Blocker Corps") are consolidated using United States generally accepted accounting principles ("GAAP") for financial reporting purposes.

Rand's Board of Directors (the "Board") declared the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.20	March 13, 2023	March 27, 2023	Regular Quarterly
2nd	$0.25	May 31, 2023	June 14, 2023	Regular Quarterly
3rd	$0.25	August 31, 2023	September 14, 2023	Regular Quarterly
4th	$0.25	December 18, 2023	December 29, 2023	Regular Quarterly
4th	$0.38	December 18, 2023	December 29, 2023	Special

The Board declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Special

Rand effected a 1-for-9 reverse stock split of its common stock effective May 21, 2020. The reverse stock split affected all issued and outstanding shares of Rand's common stock, including shares held in treasury. The reverse stock split reduced the number of issued and outstanding shares of Rand’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The reverse stock split affected all shareholders uniformly and did not alter any shareholder's percentage interest in Rand’s outstanding common stock, except for adjustments for fractional shares.

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and, (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in its existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

Our corporate office is located in Buffalo, NY and our website address is www.randcapital.com. We make available on our website our annual and quarterly reports, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the symbol “RAND.”

Our Investment Objectives and Strategy

Our investment activities are managed by our external investment adviser, RCM. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand during 2023 were, and the investments to be made by Rand in the future are expected to be, made primarily in debt instruments. At times when excess cash is available on our balance sheet, we may also invest in high yielding publicly traded equity instruments that provide income through dividends and are relatively more liquid than our private company equity investments.

We expect to co-invest in privately held, lower middle market companies with committed and experienced management in a broad variety of industries. We seek to invest in businesses that have sustainable, differentiated and market-accepted products and have revenue of greater than $10 million and a path to free cash flow or are already generating greater than $1.5 million in EBITDA.

We primarily provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Going forward, our initial investment in any one portfolio company is expected to be in the range of $2 million to $4 million . The debt instruments we invest in are not expected to be rated by any rating agency and, if they were, would be expected to be below investment grade. Because of the higher risk nature of our investments, we seek board observation or information rights and may require a board seat.

The maximum size of our investment in any single portfolio company and the diversification of our overall portfolio is subject to compliance with SEC and IRS regulation requirements.

We may engage in various investment strategies to achieve our investment objectives based on the types of opportunities we discover and the competitive landscape. We expect to focus on current cash yields in order to achieve our income producing goals.

Our Investment Process

The investment process is comprised of the sourcing and qualifying of investment opportunities, evaluating and negotiating the investment instrument and documentation, due diligence of the business plan, operations and prospects of the prospective investee and follow through investment monitoring, follow on investments and portfolio management.

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

Disposition of Investments

We may exit investments upon the maturity of a debt security or when a liquidity event takes place, such as the sale, recapitalization, or initial public offering of a portfolio company. The method and timing of the disposition of our portfolio investments can be critical to the realization of maximum total return. We generally expect to dispose of our equity securities through private sales of securities to other investors or through the sale or merger of the portfolio company. We anticipate the principal amount of our debt investments will be repaid with interest and we may realize further appreciation from warrants or other equity type instruments received in connection with an investment.

Current Portfolio Companies

For a description of our current portfolio company investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Composition of the Investment Portfolio.”

Competition

We compete for quality investments with other venture capital firms, individual investors, business development companies, and investment funds (including private equity funds and mezzanine funds). We believe we are able to compete with these entities primarily on the basis of RCM’s and our referral network, RCM’s and our investing reputation and experience, RCM’s responsive, quick, and efficient investment analysis and decision-making process, the size of our initial investment, and the investment terms we offer. For information concerning the competitive risks we face, see “Item 1A. Risk Factors.”

Employees

We do not have any employees. Our operations are managed by RCM, our investment adviser and administrator.

Daniel Penberthy serves as President and Chief Executive Officer of Rand and Margaret Brechtel serves as Executive Vice President, Treasurer, Chief Financial Officer and Secretary of Rand. Daniel Penberthy and Margaret Brechtel also serve as officers of RCM, our investment adviser and administrator.

We reimburse our administrator, RCM, for the allocable portion of overhead and other expenses incurred by it in performing its obligations, on behalf of Rand, under the Administration Agreement. For a more detailed discussion of the administration agreement with RCM, see “Administration Agreement” below.

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

The Adviser’s services under the Investment Management Agreement are not exclusive, and it does furnish similar services to other entities and funds. In addition, subject to compliance with the requirements of the 1940 Act, the Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Advisor”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation payable to any Sub-Advisor.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio managers are Daniel Penberthy and Scott Barfield, who collectively manage the Adviser on a day-to-day basis. All decisions to acquire or dispose of assets on our behalf are made by the Adviser’s Investment Committee. Each decision must be approved by a majority vote of the Investment Committee members.

From January 1, 2023 to March 1, 2023, the Investment Committee was comprised of the following five individuals:

•
Scott Barfield;
•
Brian Collins;
•
Adam Gusky;
•
James Morrow; and
•
Daniel Penberthy.

From March 2, 2023 to December 31, 2023, the Investment Committee was comprised of the following five individuals:

•
Scott Barfield;
•
Brian Collins;
•
Steven Brannon;
•
James Morrow; and
•
Daniel Penberthy.

We believe that each member of the Investment Committee during 2023 had significant and substantial experience making and managing investments in debt and equity instruments that are consistent with our investment objectives and strategies across market cycles and industries. We believe that the experience and investing acumen of RCM’s Investment Committee provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in lower middle-market companies.

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

On October 18, 2023, our Board, including all four independent directors, approved the renewal of the Investment Management Agreement for a period of twelve months commencing December 31, 2023 and ending on December 31, 2024.

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

Administration Agreement

In connection with the Closing, we entered into the Prior Administration Agreement with the Adviser, and on December 31, 2020, concurrent with the execution of the Investment Management Agreement, we entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on our behalf, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser makes reports to our Board regarding the performance of its obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it determines to be desirable.

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

The Administration Agreement was executed on December 31, 2020, the same date as the Investment Management Agreement, and had an initial term of two years after that date, and thereafter will continue automatically for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. On October 18, 2023, our Board, including all four independent directors, approved the renewal of the Administration Agreement for a period of twelve months commencing December 31, 2023 and ending on December 31, 2024. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

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

As a BDC, we are required under the 1940 Act, with certain limited exceptions, to meet an asset coverage ratio computed as the value of the Corporation’s total assets (less total liabilities other than senior securities) to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, in order to incur borrowings and issue debt securities. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities will be changed from 200% to 150%, effective January 24, 2025 (i.e., we will be able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). We monitor our compliance with this coverage ratio on a regular basis.

As of December 31, 2023 and 2022, our asset coverage ratio, as computed in accordance with the 1940 Act, was 474.2% and 2,363.6%, respectively.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those non-qualifying investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2023, we were in compliance with this rule.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for purposes of the 70% test discussed above, a BDC must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the BDC purchases the securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or external adviser, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited to make distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report on Form 10-K, the following information should be carefully considered before making an investment in our common stock. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, resulting in potential investment loss.

We have listed below the risk factors applicable to us grouped into the following categories: Risks related to our Business and Structure, Risks related to our Investments, Risks related to our Indebtedness, Risks related to our Common Stock and Risks Relating to U.S. Federal Income Tax.

Risks related to our Business and Structure

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight by our Board. After the completion of the Transaction, we no longer have any employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals, and the Investment Committee to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and monitor those investments, and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. The Corporation does not have any employment agreements with key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. In addition, it is not expected that members of RCM's investment team and the Investment Committee will devote all of their business time to our operations and each such person will have other demands on their time as a result of their other activities. As a result, RCM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. The loss of a material number of investment professionals to which RCM has access or members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations.

Our financial results will depend on RCM’s skill to manage and deploy capital effectively.

Our ability to achieve long-term capital appreciation on our equity investments and to maintain a current cash flow from our debt investments while shifting our portfolio to contain a greater percentage of interest-yielding debt securities depends on RCM’s capability to effectively identify, invest, and manage our capital.

Accomplishing this investment objective effectively and on a cost effective basis will be based on RCM’s handling of the investment process, starting with its ability to find investments that offer favorable terms and meet our investment objective, and its ability to provide competent, attentive and efficient services to us. RCM will also need to monitor our portfolio companies’ performance and may be called upon to provide managerial assistance. These competing demands on their time may slow the rate of investment or the effective deployment of capital.

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

The 1940 Act permits us to issue senior securities, which include borrowing money from banks or other financial institutions, in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, subject to certain disclosure requirements. On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. Therefore, the Company’s asset coverage requirements for senior securities will automatically be changed from 200% to 150%, effective January 24, 2025. If our asset coverage is not at least 200% or, beginning January 24, 2025, at least 150%, we are not permitted to pay distributions or issue additional senior securities. As a result and if we are unable to comply with our asset coverage requirement under the 1940 Act, we could have difficulty meeting the distribution requirements necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may also be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2023, 91% of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we typically invest. Investments are valued on a quarterly basis in accordance with our established valuation policy and are stated at fair value and approved by our Board. The inputs into the determination of fair value of these investments may require significant judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed and may fluctuate significantly over short periods of time. Any changes in estimated value of our investments are recorded in our consolidated statement of operations as “Net change in unrealized appreciation/depreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM faces significant competition in effecting our investing activities from many entities including private venture capital funds, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics have allowed, and could continue to allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we choose to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this public disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

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

RCM, including members of its Investment Committee, may face conflicts in allocating investment opportunities between us and other investment vehicles affiliated with members of the Investment Committee that have overlapping investment objectives with ours. Although RCM, including members of the Investment Committee, and its affiliates that manage other investment portfolios will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its written allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by RCM or members of the Investment Committee given the requirements or application of such allocation policies and procedures or if such investment is prohibited by laws that are applicable to us.

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

On October 7, 2020, we, RCM and certain of our affiliates received the Order from the SEC to permit us to co-invest in portfolio companies with certain other affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with our investment objective, subject to compliance with certain conditions. On March 29, 2021, the SEC granted us, RCM, Callodine, and certain of their affiliates the New Order that superseded the Order and permits us to co-invest with affiliates managed by RCM and Callodine. The New Order was sought in connection with the completion of the Adviser Change of Control. After the Adviser Change of Control, Callodine held a controlling interest in RCM. Pursuant to the New Order, we generally are permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Our investment adviser and administrator, RCM, has the right to resign on 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

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

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities as a means to raise additional capital. Pursuant to the restrictions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of the Corporation and our shareholders, and our shareholders also approve the sale, giving us the authority to do so. Although we currently do not have such authorization, we may seek such authorization in the future.

In addition to amounts available to be borrowed under our Credit Facility, we may also issue debt securities or borrow additional amounts from financial institutions in order to obtain such additional capital, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue debt securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200%, or beginning after January 24, 2025, at least 150%, immediately after such issuance or incurrence. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Furthermore, the debt capital that may be available to us in the future, if any is available at all, may be at a higher costs and on less favorable terms and conditions. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC election. As a result, our earnings may not be able to be retained by the Corporation to fund new investments and, instead, may need to be distributed to shareholders.

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

We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including RCM’s ability or inability to make investments in companies that meet our investment criteria, RCM’s transition of our portfolio to include more interest-yielding securities, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses and the timing of RCM’s decision to exit from certain of our investments, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future quarters or any future fiscal years.

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

RCM, on our behalf, invests, and we expect that RCM will continue, on our behalf, to invest, primarily in portfolio companies whose securities are not publicly traded and may be subject to restrictions on resale, and as a result will be less liquid than publicly traded securities. Most of our investments are or will be either equity securities or debt securities acquired directly from small, private companies. The illiquidity of most of our portfolio may adversely affect our ability to dispose of the securities at times when it may be advantageous for us to liquidate investments. In addition, we may not realize the full value of these private investments if we have to liquidate all or a part of our portfolio investment quickly, given the lack of available markets for their sale.

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

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded on a public exchange. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have historically been risk seeking rather than risk averse in our approach to our investments. Given the incentive compensation components of our arrangement with RCM under the Investment Management Agreement, RCM may have similar incentives to be risk seeking rather than risk averse in making its investment decisions on our behalf.

Even if our portfolio companies are able to develop commercially viable technologies, products or services, the market for those new technologies, products and services is likely to be highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing and other efforts of our portfolio companies may not be successful.

Any unrealized losses we experience in our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio of debt investments could be an indication of a portfolio company’s inability to meet its debt repayment obligations to us with respect to the affected investments. Any unrealized losses in our portfolio of equity investments could be an indication of operating or other problems at a portfolio company and the possibility that this investment may become worthless in the future. In either such case, this could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
•
may from time to time be parties to litigation;
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

Any of these factors or changes thereto could impair a small company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our debt securities. This, in turn, could result in losses in our investments and a decrease in our net interest income and NAV per share.

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

We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments that will typically have substantially lower yields than the debt being prepaid or repay outstanding borrowings under our Credit Facility that has a lower interest rate than the yield of the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields or on less favorable terms than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

We do not have an expectation to control the decision making in our portfolio companies, even though we may have a board seat or board observation rights. Because of this, we are subject to the risk that our portfolio companies will make business decisions with which we disagree or will incur risks or otherwise act in ways that do not maximize their value and serve our interests as minority debt and equity holders. Due to the lack of liquidity in our investments in these private companies, we may not be able to dispose of our investment in these portfolio companies as freely as we would like or at a valuation that we believe is appropriate. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

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

Risks related to our Indebtedness

We borrow money, which magnifies the potential for loss on amounts invested and increases the risk of investing with us.

Leverage is generally considered a speculative investment technique, and we intend to continue to borrow money as part of our business plan. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in us. Lenders of senior debt securities, such as under our Credit Facility, have fixed dollar claims on our assets that are superior to the claims of our shareholders.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCAA”). Therefore, the Company’s asset coverage requirements for senior securities will automatically be changed from 200% to 150%, effective January 24, 2025. As a result, if we comply with certain disclosure requirements, we will be able to incur additional indebtedness, which may increase the risk of investing in us.

As of December 31, 2023, we had $16.25 million in principal amount of outstanding indebtedness under our Credit Facility, which had an annualized interest cost of 8.72%. For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 8.72%. Since we pay interest at a floating rate on our Credit Facility, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

In order to assist investors in understanding the effects of leverage, the following table illustrates the effect of leverage on returns from an investment in our common stock assuming our asset coverage equals (i) our actual asset coverage as of December 31, 2023, (ii) 200% asset coverage as of December 31, 2023, and (iii) 150% asset coverage as of December 31, 2023, at various annual returns, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2023

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%	15%
Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2023 (2)	-15.7%	-9.0%	-2.3%	4.3%	11.0%	17.7%
Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2023 (3)	-28.7%	-18.7%	-8.7%	1.3%	11.3%	21.3%
Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2023 (4)	-47.4%	-32.4%	-17.4%	-2.4%	12.6%	27.6%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2023. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2023.

(2) In order to compute the “Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2023,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.72% by the approximately $16.25 million of principal debt outstanding as of December 31, 2023) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023 to determine the “Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2023.”

(3) In order to compute the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2023,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.72% by the approximately $41 million of principal debt outstanding, assuming 200% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023, assuming 200% asset coverage to determine the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2023.”

(4) In order to compute the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2023,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2023 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.72% by the approximately $54 million of principal debt outstanding, assuming 150% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2023, assuming 150% asset coverage to determine the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2023.”

Because we often borrow money to make our investments, if market interest rates continue to increase, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.

Because we often borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds under our Credit Facility (which is variable rate indebtedness) to make an investment and the rate at which we invest those funds (which, with respect to our debt investments, is fixed rate indebtedness). When interest rates increase, our debt service obligations under our Credit Facility increase even though the amount borrowed remains the same. As a result, an increase in market interest rates, as has occurred in the recent past, may have an adverse effect on our net investment income in the event we use debt to finance our investments and those debt investments carry a fixed interest rate. In periods of rising interest rates, our cost of funds would increase with respect to amounts borrowed under our Credit Facility, but the interest income received from our portfolio companies under our fixed interest rate debt investments will remain constant, which has reduced, and could in the future continue to reduce, our net investment income.

Legislation allows us to incur additional leverage.

Under the 1940 Act, a BDC generally is not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is at least 200%. However, under the SBCAA, which became law in March 2018, BDCs have the ability to elect to become subject to a lower asset coverage requirement of 150%, subject to the receipt of the requisite board or shareholder approvals under the SBCAA and satisfaction of certain other conditions.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. Therefore, the Company’s asset coverage requirements for senior securities will automatically be changed from 200% to 150%, effective January 24, 2025. Pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we will be permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

As a result, you may face increased investment risk. We may not be able to implement our strategy to utilize additional leverage successfully.

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

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares and our shares have often traded at such a discount. Our common stock has continued to trade below our net asset value per share during historical periods and may continue this trend of trading below our net asset value per share during future periods. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict if, or when, our shares will trade at, above, or below net asset value.

Investing in our shares may be inappropriate for an investor's risk tolerance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We recognize the importance of maintaining cybersecurity measures to safeguard our information systems and to protect the confidentiality and availability of information located on our information systems. Given this importance, we have integrated the consideration of operational risks related to cybersecurity into our enterprise risk management program, which is reviewed and updated annually and the results of this review are presented to the Board.

Given the size and scope of our operations, RCM and our officers use a third-party IT service provider to assist the Corporation in assessing, identifying and managing the material risks from cybersecurity threats to the Corporation and in administering our IT systems. We believe that our third-party IT service provider has sufficient knowledge, experience and capabilities to effectively assist the Corporation on cybersecurity matters.

The Corporation’s cybersecurity risk management systems processes, which are formalized in the Corporation’s cybersecurity risk management policy, include security controls, monitoring systems, tools and related services, and oversight from each of RCM, our officers and our third-party IT service provider in assessing, identifying and managing risks from cybersecurity threats. The Corporation, through our third-party IT service provider, has implemented and expects to continue to implement risk-based controls designed to prevent, detect and respond to information security threats. We rely on these controls to help us protect our information, our information systems, and the information of third parties who entrust us with their sensitive information.

The Corporation’s cybersecurity risk management policies include physical, administrative and technical safeguards, as well as plans and procedures designed to help the Corporation seek to prevent and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us or RCM. In addition, our cybersecurity risk management programs include periodic identification and testing of our vulnerabilities and cybersecurity awareness training. Finally, our Chief Compliance Officer conducts an annual due diligence review, including as to cybersecurity matters, of those third-party service providers that have possession of the Corporation’s material non-public information and reports the results of those assessments to the Board.

In the event of a cybersecurity incident impacting us, the Corporation’s cybersecurity risk management policy provides processes for responding to such an incident and facilitates coordination among the Corporation’s officers and our third-party IT service provider. Depending on the nature of the incident, it may also be reported to the Board, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors — Risks related to our Business and Structure — We are subject to cybersecurity risks and incidents that may adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our, or RCM’s, cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately negatively impact business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by the officers of Rand and RCM, and is primarily administered by our experienced third-party IT service provider. The officers of Rand and our third-party IT service provider are in regular communications as a means to discuss and determine actions to be taken by the Corporation with respect to our ongoing cybersecurity risk mitigation efforts.

The Board, as a whole, rather than any committee of the Board, has responsibility for oversight and review of cybersecurity matters with respect to the Corporation, including the risks from cybersecurity threats to the Corporation. Our Chief Compliance Officer reports to the Board on a semi-annual basis, or more frequently if necessary, on cybersecurity matters and developments applicable to the Corporation. In addition, the Board also receives periodic reports from the Corporation’s third-party IT service provider. These reports, whether from the Chief Compliance Officer or the Corporation’s third-party IT service provider, include updates on the Corporation’s cybersecurity programs, the external threat environment, and the Corporation’s programs and processes to address and mitigate the risks associated with the evolving cybersecurity threat environment. In addition, these reports also include updates on the Corporation’s overall IT systems and capabilities and the Corporation’s business continuity plan that may need to be activated if a material cybersecurity incident involving the Corporation were to occur. In the event of a material cybersecurity incident, our Chief Compliance Officer would make a report to the Board regarding the event, and the Board would engage in oversight responsibility with respect to the Corporation’s response to such event.

Item 2. Properties

We do not own any real estate or other physical properties. Our corporate headquarters is located at 14 Lafayette Square, Suite 1405, Buffalo NY.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholders of Record

On February 28, 2024, we had a total of approximately 1,111 shareholders, which included 49 record holders of our common stock, and an estimated 1,062 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Share Price Data

Our common stock is traded on The Nasdaq Capital Market under the symbol “RAND.” It is not possible to predict whether our common stock will trade at, above or below net asset value. See “Risk Factors—Risks Relating to Our Common Stock - Our shares often trade at a discount to our net asset value.”

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2023 and 2022, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Discount to Net Asset	Low Sales Price Discount to Net Asset	Cash Dividend
	Value (1)	High	Low	Value (2)	Value (2)	Per Share
Year ended December 31, 2022
First Quarter	$23.23	$17.49	$13.71	(24.71)%	(40.98)%	$0.15
Second Quarter	$22.34	$15.90	$14.00	(28.83)%	(37.33)%	$0.15
Third Quarter	$22.62	$18.80	$13.04	(16.89)%	(42.35)%	$0.15
Fourth Quarter	$22.36	$16.92	$13.29	(24.33)%	(40.56)%	$0.38
Year ended December 31, 2023
First Quarter	$23.00	$14.22	$13.42	(38.17)%	(41.65)%	$0.20
Second Quarter	$23.79	$13.55	$12.66	(43.04)%	(46.78)%	$0.25
Third Quarter	$23.77	$13.97	$13.00	(41.23)%	(45.31)%	$0.25
Fourth Quarter	$23.56	$14.54	$12.70	(38.29)%	(46.10)%	$0.63

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

The Board declared the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.20	March 13, 2023	March 27, 2023	Regular Quarterly
2nd	$0.25	May 31, 2023	June 14, 2023	Regular Quarterly
3rd	$0.25	August 31, 2023	September 14, 2023	Regular Quarterly
4th	$0.25	December 18, 2023	December 29, 2023	Regular Quarterly
4th	$0.38	December 18, 2023	December 29, 2023	Special

Share Repurchase Program

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2023 – 10/31/2023	—	$—	—	$1,500,000
11/1/2023 – 11/30/2023	—	$—	—	$1,500,000
12/1/2023 – 12/31/2023	—	$—	—	$1,500,000
Total	—	$—	—

(1)
There were no shares repurchased, in open market transactions, during the fourth quarter of 2023.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 19, 2023, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 19, 2024. During the year ended December 31, 2023, we did not repurchase any shares of our common stock.

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our common stock, the Nasdaq Market Index, and the S&P BDC Index, assuming a base index of $100 at the end of 2018. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of cumulative total return of one or more companies, industry indexes and/or broad markets

	YEAR ENDED DECEMBER 31,
Company/Index/Market	2018	2019	2020	2021	2022	2023
Rand Capital Corporation	$100.00	$107.32	$153.32	$151.85	$125.96	$135.35
NASDAQ Market Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P BDC Index	$100.00	$128.17	$116.83	$160.54	$145.47	$185.58

The performance graph information provided above will not be deemed to be "soliciting material" or "filed" with the SEC or subject to Regulations 14A or 14C, or to the liabilities of section 18 of the Securities Exchange Act, unless in the future we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

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

Shareholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Total shareholder transaction expenses	—
Annual expenses (as a percentage of net assets attributable to common stock):
Base Management Fees	1.98%	(3)
Incentive Fees	1.06%	(4)
Interest payments on borrowed funds	2.76%	(5)
Other expenses	3.21%	(6)
Total annual expenses	9.01%

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
(4)
The portion of Incentive Fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the year ended December 31, 2023 and paid during the first quarter of 2024. Such Incentive Fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive Fees in respect of net investment income do not include incentive fees in respect of net capital gains. See “Item 1. Business – Incentive Fees.” As we cannot predict our future net investment income or capital gains, the Incentive Fee paid in future periods, if any, may be substantially different than the fee reported during the year ended December 31, 2023.
(5)
Assumes borrowings representing approximately 29% of our average net assets at an average annual interest rate of 8.2%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and RCM’s assessment of market and other factors at the time of any proposed borrowing.
(6)
Other expenses in this table represents our estimated operating expenses and income tax expenses for the fiscal year ending December 31, 2024, including the Acquired Funds Fees and Expenses of the business development company stocks in our investment portfolio.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return	$94	$270	$434	$788

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment objectives and strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2023; and statements regarding our compliance with the RIC requirements as of December 31, 2023, and future dividend payments are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

Overview

We are an externally managed non-diversified investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when also possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. Prior to 2020, we made the majority of our investments through our wholly owned subsidiary, Rand Capital SBIC, Inc. (“Rand SBIC”), which operated as a small business investment company (“SBIC”) and had been licensed by the U.S. Small Business Administration (“SBA”) since 2002. In November 2021, Rand SBIC repaid its $11.0 million in outstanding debentures to the SBA. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. In connection with the surrender of its SBA license, Rand SBIC changed its name to Rand Capital Sub, Inc. (“Rand Sub”), withdrew its election to be regulated as a BDC, and merged with and into Rand Capital Sub LLC, a Delaware limited liability company, a wholly owned subsidiary of Rand. All of our investments going forward are expected be made out of Rand Capital Corporation (the “Corporation”, “we” or “Rand”) and our blocker corporation subsidiaries.

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

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2023, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. We must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, Rand's Board of Directors (the "Board") has initiated a quarterly cash dividend.

The Board declared and we paid the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.20	March 13, 2023	March 27, 2023	Regular Quarterly
2nd	$0.25	May 31, 2023	June 14, 2023	Regular Quarterly
3rd	$0.25	August 31, 2023	September 14, 2023	Regular Quarterly
4th	$0.25	December 18, 2023	December 29, 2023	Regular Quarterly
4th	$0.38	December 18, 2023	December 29, 2023	Special

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

Outlook

Rand’s strategy is to continue to grow and scale its business by focusing on debt and related equity investments in privately-held, lower middle market companies to drive investment income growth in order to increase the dividend paid to our shareholders. During 2023, we paid total dividends of $1.33 per share, which included a $0.38 per share special dividend that was paid in the fourth quarter of 2023. Our aggregate total dividends represented an increase of 60% over our 2022 dividends paid. Given our strong performance during the year, we raised our regular quarterly cash dividend by 20%, or $0.05 per share, to $0.25 per share in the second quarter of 2023.

We entered 2023 with a strong and flexible balance sheet that was supported by multiple sources of capital. During 2023, we monetized some equity investments, exited some of our publicly traded securities and had loan repayments that provided approximately $10 million of cash proceeds. In addition, we drew down approximately $13.7 million from our senior secured revolving credit facility (the "Credit Facility"). In total, we put approximately $20.3 million of available cash to work during 2023, primarily in income producing investments to increase our investment income. At the end of 2023, having put our capital to work and distributing $3.4 million in cash dividends to shareholders, we had $3.3 million in cash on hand and $8.8 million of availability on our Credit Facility for future investments. We also held shares valued at approximately $7.3 million in publicly traded companies, all of which are available for future liquidity and capital for prospective opportunities that will provide higher yields.

We continued to shift our investment portfolio composition in 2023 towards more debt instruments, and we expect that trend to continue into 2024. At December 31, 2023, our portfolio was comprised of 64% interest yielding debt instruments compared with 56% at the end of 2022, improving our portfolio yield and net interest income. The annualized weighted average yield of the portfolio was 13.6% at the end of 2023 compared with 12.6% at the end of 2022.

With the support of our liquidity position, we believe we can continue to execute our strategy to grow our portfolio, drive investment income and support a growing dividend.

We have been, and will continue to be, subject to market risks relating to changes in interest rates, particularly in periods of rising interest rates. As of December 31, 2023, all of our debt investments had fixed interest rates, whereas borrowings under our Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. In periods of rising interest rates or periods during which interest rates remain at an elevated level, the rate and amount of interest we earn and collect on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. As a result, during these periods, our business and results of operations can be adversely effected. See “Risk Factors—Risks Related to Our Indebtedness - Because we often borrow money to make our investments, if market interest rates continue to increase, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.”

Trends and Opportunities

We believe the combination of cash on hand, line of credit availability, highly liquid publicly traded BDC stocks, proceeds from portfolio exits, and prospective investment income provide us the liquidity that will enable us to add new investments to our portfolio and reinvest in existing portfolio companies that demonstrate continued growth potential. RCM continues to build, on our behalf, a pipeline of investment opportunities in order to put our capital to work.

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
•
Having RCM serve as our external investment adviser allows us to leverage a broad range of investment and regulatory compliance expertise with a cost structure that takes advantage of scales under Callodine Group.
•
We believe that having RCM serve as our external investment adviser and its ownership by Callodine, as well as our relationship with East, broadens our potential pipeline of investment opportunities to build our portfolio, facilitate growth and reduce operating expenses as a percentage of portfolio assets. Strategically, we expect to advance our efforts to increase our income-producing investments to support and to allow us to continue to increase our regular cash dividend for shareholders. Additionally, we expect to continue to support our portfolio companies with equity investments that drive capital appreciation.
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
•
We believe we have sufficient liquid assets to invest in new opportunities.

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

Investments are valued at fair value as determined in good faith by RCM and approved by our Board. We generally invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. We analyze and value each investment quarterly and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. These estimated fair values may differ from the values that would have been used had a ready market for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events.

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

We utilize several approaches to determine the fair value of an investment. The main approaches are:

•
Loan and debt securities are generally valued using a cost approach and will be valued at cost when representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. The valuation may also consider the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.
•
Equity securities may be valued using the “cost approach”, “market approach” or “income approach.” The cost approach uses estimates of the amount that would be required to replace the service capacity of an asset. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, we adjust valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

ASC 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities, used in our valuation at the measurement date. Under the valuation policy, we value unrestricted publicly traded companies, categorized as Level 1 investments, at the closing price on the last trading day of the reporting period.

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

At December 31, 2023, 9% of our investments were Level 1 investments and 91% were Level 3 investments. At December 31, 2022, 10% of our investments were Level 1 investments and 90% were Level 3 investments. There were no Level 2 investments at December 31, 2023 or December 31, 2022.

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

The significant unobservable inputs used in the fair value measurement of our equity investments are earnings before interest, taxes and depreciation and amortization (EBITDA) and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, our portfolio companies are typically privately-held, lower middle market companies and these industry standards may be adjusted to more closely match the specific financial and operational performance of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

We may receive distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Financial Condition

Overview:

	December 31, 2023	December 31, 2022	Increase	Increase
Total assets	$81,021,982	$63,481,192	$17,540,790	27.6%
Total liabilities	20,206,769	5,759,872	14,446,897	250.8%
Net assets	$60,815,213	$57,721,320	$3,093,893	5.4%

Net asset value (NAV) was $23.56 per share at December 31, 2023 versus $22.36 per share at December 31, 2022.

Cash approximated 5% of net assets at December 31, 2023 compared to 2% at December 31, 2022.

During the second quarter of 2022, we entered into a $25 million Credit Facility with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At December 31, 2023, there was $16.25 million drawn on the Credit Facility, and the applicable interest rate was 8.88%. See “Note 5. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of the Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the year ends indicated.

	December 31, 2023	December 31, 2022	Change	% Change
Investments, at cost	$68,365,606	$55,716,237	$12,649,369	22.7%
Unrealized appreciation/depreciation, net	8,760,106	5,788,022	2,972,084	51.3%
Investments, at fair value	$77,125,712	$61,504,259	$15,621,453	25.4%
Number of Active Portfolio Companies	30	29

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 127% of net assets at December 31, 2023 and 107% of net assets at December 31, 2022.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. At times when excess cash is available on our balance sheet, we may also invest in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments, at cost, during the year ended December 31, 2023, is comprised of the following:

Cost Increase (Decrease)
New investments:
BMP Food Service Supply Holdco, LLC (FSS)	$4,535,000
Inter-National Electronic Alloys LLC (INEA)	4,300,000
Highland All About People Holdings, Inc. (All About People)	4,000,000
FCM Industries Holdco LLC (First Coast Mulch)	3,800,000
Pressure Pro, Inc. (Pressure Pro)	3,000,000
ITA Acquisition, LLC (ITA)	390,000
Tilson Technology Management, Inc. (Tilson)	250,000
Caitec, Inc. (Caitec)	72,522
Total of new investments	20,347,522
Other changes to investments:
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	247,841
Caitec interest conversion	228,606
ITA interest conversion	222,753
Seybert’s Billiards Corporation (Seybert's) OID amortization and interest conversion	125,569
BMP Swanson Holdco, LLC (Swanson) interest conversion	100,115
Pressure Pro OID amortization and interest conversion	93,436
INEA interest conversion	49,839
All About People interest conversion	49,187
Mattison Avenue Holdings, LLC (Mattison) interest conversion	37,934
DSD Operating, LLC (DSD) interest conversion	31,652
HDI Acquisition LLC (Hilton Displays) interest conversion	22,523
First Coast Mulch interest conversion	18,156
GoNoodle, Inc. (GoNoodle) interest conversion	14,170
SciAps, Inc. (Sciaps) OID amortization	5,000
Total of other changes to investments	1,246,781
Investments repaid, sold, liquidated or converted:
ACV Auctions, Inc. (ACV) sale	(34,125)
Hilton Displays debt repayment	(300,000)
Somerset Gas Transmission Company, LLC (Somerset) equity sale	(719,097)
FSS debt repayment and equity sale	(850,047)
Rheonix, Inc. (Rheonix) equity sale	(2,802,731)
DSD debt repayment and equity sale	(4,238,934)
Total of investments repaid, sold, liquidated or converted	(8,944,934)
Net change in investments, at cost	$12,649,369

Our top five portfolio companies represented 41% of total assets at December 31, 2023:

Company	Industry	Fair Value at December 31, 2023	% of Total Assets at December 31, 2023
Tilson	Professional Services	$10,550,000	13%
FSS	Professional Services	$7,394,953	9%
Seybert’s	Consumer Products	$5,994,530	7%
Sciaps	Manufacturing	$5,213,984	6%
INEA	Distribution	$4,349,839	5%

Our top five portfolio companies represented 48% of total assets at December 31, 2022:

Company	Industry	Fair Value at December 31, 2022	% of Total Assets at December 31, 2022
Tilson	Professional Services	$10,300,000	16%
Seybert’s	Consumer Products	$5,868,961	9%
Sciaps	Manufacturing	$5,208,984	8%
DSD	Automotive	$5,093,980	8%
Caitec	Consumer Product	$3,955,882	6%

Below is the geographic breakdown of our investments using fair value as of December 31, 2023 and 2022:

Geographic Region	% of Net Asset Value at December 31, 2023	% of Net Asset Value at December 31, 2022
USA – East	76%	76%
USA – South	32%	26%
USA – West	19%	5%
Total investments as a % of net asset value	127%	107%

As of December 31, 2023, and 2022, our investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Subordinated Debt and Promissory Notes	$48,841,346	71%	$48,841,346	63%
Convertible Notes	438,156	1%	$438,156	1%
Equity and Membership Interests	15,760,436	23%	20,411,497	27%
Equity Warrants	125,063	—	125,063	—
Publicly traded stock	3,200,605	5%	7,309,650	9%
Total	$68,365,606	100%	$77,125,712	100%

December 31, 2022:
Subordinated Debt and Promissory Notes	$34,160,967	61%	$34,160,967	56%
Equity and Membership Interests	18,225,477	33%	20,840,681	34%
Equity Warrants	95,063	—	95,063	—
Publicly traded stock	3,234,730	6%	6,407,548	10%
Total	$55,716,237	100%	$61,504,259	100%

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

Investment Income

	December 31, 2023	December 31, 2022	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$5,979,355	$4,152,802	$1,826,553	44.0%
Interest from other investments	933	131	802	612.2%
Dividend and other investment income	1,037,131	1,456,334	(419,203)	(28.8)%
Fee income	320,744	155,914	164,830	105.7%
Total investment income	$7,338,163	$5,765,181	$1,572,982	27.3%

Investment income was received, on a current basis, during the year ended December 31, 2023 from 26 portfolio companies. This is an increase from the 24 portfolio companies generating current investment income for the year ended December 31, 2022.

Interest from portfolio companies - Interest from portfolio companies was approximately 44% higher for the year ended December 31, 2023 versus 2022 due to the fact we originated more interest yielding investments during the last year. At December 31, 2023, our portfolio was comprised of 64% interest yielding debt instruments compared with 56% at the end of 2022. New debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), FCM Industries Holdco LLC (First Coast Mulch), Highland All About People Holdings, Inc. (All About People), Inter-National Electronic Alloys LLC (INEA), ITA Acquisition, LLC (ITA), and Pressure Pro, Inc. (Pressure Pro).

Interest from other investments - The increase in interest from other investments is primarily due to higher yields on cash balances as well as higher average cash balances during the year ended December 31, 2023 versus the same period in 2022.

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

	December 31, 2023	December 31, 2022
Carolina Skiff LLC (Carolina Skiff)	$372,173	$653,437
PennantPark Investment Corporation (Pennant Park)	156,975	117,000
Carlyle Secured Lending Inc. (Carlyle)	151,360	141,040
FS KKR Capital Corp. (FS KKR)	141,600	127,680
Tilson Technology Management, Inc. (Tilson)	52,501	52,500
DSD Operating, LLC (DSD)	46,552	268,732
Barings BDC, Inc. (Barings)	40,800	38,000
Ares Capital Corporation (Ares)	40,320	39,270
Knoa Software, Inc. (Knoa)	34,850	—
Golub Capital BDC, Inc. (Golub)	—	9,375
Owl Rock Capital Corporation (Owl Rock)	—	9,300
Total dividend and other investment income	$1,037,131	$1,456,334

Fee income - Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income from portfolio company board attendance fees, income associated with portfolio company monitoring fees, and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the Consolidated Statement of Financial Position under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $205,480 and $120,914 for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we recognized a one-time early prepayment fee of $61,264 from our investment in DSD, a loan monitoring fee of $20,000 from our investment in BMP Food Service Supply Holdco, LLC (FSS), a loan monitoring fee of $20,000 from our investment in Pressure Pro, Inc. (Pressure Pro), a loan monitoring fee of $12,000 from our investment in FCM Industries Holdco LLC (First Coast Mulch), and a loan modification fee of $2,000 from our investment in Lumious (Tech 2000, Inc.). During the year ended December 31, 2022, we recognized a board attendance fee of $25,000 from our investment in Empire Genomics Corp (Empire Genomics) and a loan monitoring fee of $10,000 from our investment in Seybert’s Billiards Corporations (Seybert's).

Expenses

	December 31, 2023	December 31, 2022	Increase	% Increase
Total expenses	$4,178,319	$1,119,229	$3,059,090	273.3%

Total expenses increased approximately $3.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in expenses was primarily due to an approximately $1,850,000 increase in the capital gains incentive fee expense, an approximately $970,000 increase in interest expense, an approximately $150,000 increase in administrative fees, and an approximately $130,000 increase in Base Management Fees payable to RCM.

The increase in the capital gains incentive fee accrual during the year ended December 31, 2023 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are actually realized.

The interest expenses incurred during the year ended December 31, 2023 result from interest payable pursuant to the Credit Facility we entered into during 2022 with the Lender, which provides us with a senior secured revolving credit facility in a principal amount not to exceed $25 million. Interest expense for the years ended December 31, 2023 and 2022 was approximately $1,040,000 and $70,000, respectively.

Administrative fees consists of certain costs incurred by RCM that are reimbursable under the Investment Management Agreement and Administration Agreement. We incurred $149,000 in administrative fees during the year ended ended December 31, 2023. There was no corresponding expense during the year ended December 31, 2022.

The Base Management Fee, payable to RCM, is calculated based upon total assets less cash, and, as we deploy more capital into investments, the Base Management Fee, payable to RCM, will increase accordingly.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the years ended December 31, 2023 and 2022 was $2,967,733 and $4,430,410, respectively.

Net Realized Gains and Losses on Investments

	December 31, 2023	December 31, 2022
Net realized gain on sales and dispositions, before income taxes	$1,051,079	$705,493

During the year ended December 31, 2023, we sold our investment in DSD Operating, LLC (DSD) and recognized a realized gain of approximately $2,460,000. In addition, during the during the year ended December 31, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of approximately ($450,000). We also liquidated our investment in Rheonix, Inc. (Rheonix), which was previously valued at $0, and recognized a realized loss of approximately ($2,800,000).

During the year ended December 31, 2023, we recognized a gain of approximately $115,000 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized gain of approximately $10,000 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. In addition, we recognized a realized loss of approximately ($5,000) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022, and an approximately $3,000 realized gain from additional proceeds received from Mercantile Adjustment Bureau, LLC (Mercantile), an investment we exited during 2021.

We recognized a net realized gain of approximately $1,720,000 on the sale of 125,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the year ended December 31, 2023. At December 31, 2023, we owned 194,934 shares of Class A common stock of ACV.

During the year ended December 31, 2022, we recognized a net realized gain of approximately $1,700,000 on the sale of 123,000 shares of Class A common stock of ACV.

During the year ended December 31, 2022, we sold our investment in Social Flow and recognized a realized loss of approximately ($1,480,000). Additionally, during the year ended December 31, 2022, we sold our investment in Microcision and recognized a realized gain of $190,000 and recognized a realized loss of approximately ($23,000) on our investment in New Monarch Machine Tool, Inc. (New Monarch), when the company commenced bankruptcy proceedings. We recognized a realized gain of approximately $54,000 from Clearview Social, an investment we exited during 2021. We also recognized a realized gain of approximately $2,000 from additional proceeds received from GiveGab, Inc. (Givegab), an investment we exited during 2021.

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

Net Change in Unrealized Appreciation or Depreciation on Investments

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2023 was comprised of the following:

Year ended December 31, 2023
Rheonix, Inc. (Rheonix)	$2,802,731
BMP Food Service Supply Holdco, LLC (FSS)	610,000
Somerset Gas Transmission Company, LLC (Somerset)	594,097
ACV Auctions, Inc. (ACV)	469,494
BMP Swanson Holdco, LLC (Swanson)	266,667
PennantPark Investment Corporation (Pennant Park)	237,900
FS KKR Capital Corp. (FS KKR)	123,200
Carlyle Secured Lending Inc. (Carlyle)	57,333
Ares Capital Corporation (Ares)	31,500
Barings BDC, Inc. (Barings)	16,800
PostProcess Technologies, Inc. (Post Process)	(100,000)
Carolina Skiff LLC (Carolina Skiff)	(249,000)
Caitec, Inc. (Caitec)	(300,000)
Open Exchange Inc. (Open Exchange)	(701,940)
DSD Operating, LLC (DSD)	(886,698)
Total change in net unrealized appreciation or depreciation of investments before income taxes	$2,972,084

ACV, Ares, Barings, Carlyle, FS KKR, and Pennant Park are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the closing price on the last trading day of the quarter.

We sold our investments in Rheonix, Somerset, and DSD during the year ended December 31, 2023.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in FSS and Swanson after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the year ended December 31, 2023, we decreased the valuation of our investments in Post Process, Carolina Skiff, Caitec, and Open Exchange after a review of recent financial performance, cash flows, recent financings, and interim financial conditions of each of the portfolio companies.

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2022 was comprised of the following:

Year ended December 31, 2022
SciAps, Inc. (Sciaps)	$2,152,984
Social Flow Inc. (Social Flow)	1,628,000
Tilson Technology Management, Inc. (Tilson)	1,374,985
DSD Operating, LLC (DSD)	886,698
Carolina Skiff LLC (Carolina Skiff)	657,000
Carlyle Secured Lending Inc. (Carlyle)	48,160
Microcision LLC (Microcision)	25,000
New Monarch Machine Tool, Inc. (New Monarch)	22,841
Golub Capital BDC, Inc. (Golub)	(77,653)
Owl Rock Capital Corporation (Owl Rock)	(80,533)
Ares Capital Corporation (Ares)	(101,640)
Barings BDC, Inc. (Barings)	(111,600)
FS KKR Capital Corp. (FS KKR)	(197,420)
OnCore Golf Technology, Inc. (OnCore)	(200,000)
PennantPark Investment Corporation (Pennant Park)	(235,950)
PostProcess Technologies, Inc. (Post Process)	(248,875)
Somerset Gas Transmission Company, LLC (Somerset)	(375,000)
Knoa Software, Inc. (Knoa)	(379,155)
ITA Acquisition, LLC (ITA)	(748,810)
Open Exchange Inc. (Open Exchange)	(4,168,060)
ACV Auctions, Inc. (ACV Auctions)	(5,780,744)
Total change in net unrealized appreciation or depreciation of investments before income taxes	$(5,909,772)

ACV Auctions, Ares, Barings, Carlyle, FS KKR, and Pennant Park are all publicly traded stocks, and as such, are marked to market at the end of each quarter using the closing price on the last trading day of the quarter.

We sold our investments in Microcision, Social Flow, Golub and Owl Rock during the year ended December 31, 2022.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the years ended December 31, 2023 and 2022 was $6,526,650 and ($881,849), respectively.

Comparison of the years ended December 31, 2022 and 2021

The comparison of the fiscal years ended December 31, 2022 and 2021 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2022 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which was filed with the Securities and Exchange Commission on March 10, 2023.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and other general business demands. As of December 31, 2023, our liquidity consisted of approximately $3,300,000 in cash, approximately $7,300,000 that is available to be obtained upon the liquidation of our publicly traded equity securities of several BDCs and ACV Auctions, and $8,750,000 in remaining availability on our Credit Facility.

During the second quarter of 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at December 31, 2023 was $16,250,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $8,750,000 at December 31, 2023.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At December 31, 2023, our applicable interest rate under the Credit Facility was 8.88%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We have calculated that we were in compliance with these covenants at December 31, 2023.

For the year ended December 31, 2023, we experienced a net increase in cash in the amount of approximately $1,926,000, which is a net effect of approximately $8,341,000 of cash used in our operating activities and approximately $10,267,000 provided by our financing activities.

The $8,341,000 of cash used in our operating activities during the year ended December 31, 2023, resulted primarily from approximately $20,348,000 to fund new or follow-on portfolio company investments and approximately $1,226,000 in non-cash interest income. This was mostly offset by net investment income of approximately $2,968,000, approximately $10,001,000 from the sales and repayments of debt investments and the return on capital of our equity investments, and an approximately $747,000 net increase in operating liabilities.

Net cash flow provided by financing activities during the year ended December 31, 2023 was approximately $10,267,000. This is comprised of the $13,700,000 borrowed from the line of credit and approximately $3,433,000 in dividends paid to shareholders.

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

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2023. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions, restructurings and other events that may be beyond our control. It does not include the effect of equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2024	2025	2026	2027	2028 and beyond
Scheduled cash receipts from portfolio companies	$14,960,000	$7,600,000	$20,560,000	$9,410,000	$15,590,000
Number of companies contributing to the scheduled cash receipts	16	12	10	6	5

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

Contractual Obligations

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Credit Facility	$16,250,000	$-	$-	$16,250,000	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks primarily consisting of risks resulting from changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of December 31, 2023, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of December 31, 2023, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of December 31, 2023. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. See “Risk Factors—Risks Related to Our Indebtedness - Because we often borrow money to make our investments, if market interest rates continue to increase, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.”

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(162,500)	$(325,000)	$(487,500)
Decrease in interest rate	162,500	325,000	487,500

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at December 31, 2023, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including borrowing under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2023	2022
ASSETS
Investments at fair value:
Control investments (cost of $5,272,770 and $4,660,017, respectively)	$4,148,960	$3,536,207
Affiliate investments (cost of $45,720,974 and $30,204,160, respectively)	53,499,372	38,241,589
Non-Control/Non-Affiliate investments (cost of $17,371,862 and $20,852,060, respectively)	19,477,380	19,726,463
Total investments, at fair value (cost of $68,365,606 and $55,716,237, respectively)	77,125,712	61,504,259
Cash	3,295,321	1,368,996
Interest receivable	244,600	208,338
Prepaid income taxes	127,869	76,396
Deferred tax asset, net	39,179	28,160
Other assets	189,301	295,043
Total assets	$81,021,982	$63,481,192
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$979,297	$562,221
Accounts payable and accrued expenses	145,516	66,680
Line of credit (See Note 5)	16,250,000	2,550,000
Capital gains incentive fees	2,279,700	2,167,000
Deferred revenue	552,256	413,971
Total liabilities	20,206,769	5,759,872
Commitments and contingencies (See Note 7)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 12/31/23 and 12/31/22	264,892	264,892
Capital in excess of par value	55,801,170	51,464,267
Treasury stock, at cost: 67,895 shares at 12/31/23 and 12/31/22	(1,566,605)	(1,566,605)
Total distributable earnings	6,315,756	7,558,766
Total stockholders’ equity (net assets) (per share - 2023: $23.56, 2022: $22.36)	60,815,213	57,721,320
Total liabilities and stockholders’ equity (net assets)	$81,021,982	$63,481,192

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Investment income:
Interest from portfolio companies:
Control investments	$698,872	$279,055	$23,068
Affiliate investments	3,858,696	2,366,955	1,541,507
Non-Control/Non-Affiliate investments	1,421,787	1,506,792	1,453,059
Total interest from portfolio companies	5,979,355	4,152,802	3,017,634
Interest from other investments:
Non-Control/Non-Affiliate investments	933	131	13,876
Total interest from other investments	933	131	13,876
Dividend and other investment income:
Affiliate investments	506,076	974,669	354,536
Non-Control/Non-Affiliate investments	531,055	481,665	533,643
Total dividend and other investment income	1,037,131	1,456,334	888,179
Fee income:
Control investments	17,242	7,800	—
Affiliate investments	278,061	92,531	114,697
Non-Control/Non-Affiliate investments	25,441	55,583	41,917
Total fee income	320,744	155,914	156,614
Total investment income	7,338,163	5,765,181	4,076,303
Expenses:
Base management fee (see Note 10)	1,057,166	927,226	858,144
Capital gains incentive fees (see Note 10)	804,700	(1,048,760)	4,200,000
Interest expense	1,044,831	69,960	617,270
Professional fees	547,456	729,967	578,577
Directors' fees	263,500	187,833	153,500
Stockholders and office operating	261,639	205,083	223,381
Administrative fees	149,000	—	—
Insurance	44,100	43,026	38,635
Corporate development	5,927	3,753	14,702
Other operating	—	1,141	1,106
Bad debt recovery	—	—	(15,000)
Total expenses	4,178,319	1,119,229	6,670,315
Net investment income (loss) before income taxes	3,159,844	4,645,952	(2,594,012)
Income taxes, including excise tax expense	192,111	215,542	10,896
Net investment income (loss)	2,967,733	4,430,410	(2,604,908)
Net realized gain (loss) on sales and dispositions of investments:
Control investments	—	—	(308,676)
Affiliate investments	2,574,829	167,159	192,645
Non-Control/Non-Affiliate investments	(1,523,750)	538,334	5,936,385
Net realized gain (loss) on sales and dispositions of investments, before income taxes	1,051,079	705,493	5,820,354
Income tax expense	359,682	—	—
Net realized gain (loss) on sales and dispositions of investments	691,397	705,493	5,820,354
Net change in unrealized appreciation/depreciation on investments:
Control investments	—	(748,810)	1,151,021
Affiliate investments	(259,031)	4,740,353	3,414,050
Non-Control/Non-Affiliate investments	3,231,115	(9,901,315)	7,804,535
Change in unrealized appreciation/depreciation before income taxes	2,972,084	(5,909,772)	12,369,606
Deferred income tax expense (benefit)	104,564	107,980	(212,376)
Net change in unrealized appreciation/depreciation on investments	2,867,520	(6,017,752)	12,581,982
Net realized and unrealized gain (loss) on investments	3,558,917	(5,312,259)	18,402,336
Net increase (decrease) in net assets from operations	$6,526,650	$(881,849)	$15,797,428
Weighted average shares outstanding	2,581,021	2,581,021	2,581,707
Basic and diluted net increase (decrease) in net assets from operations per share	$2.53	$(0.34)	$6.12

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Net assets at beginning of year	$57,721,320	$60,745,416	$46,104,830
Net investment income (loss)	2,967,733	4,430,410	(2,604,908)
Net realized gain (loss) on sales and dispositions of investments	691,397	705,493	5,820,354
Net change in unrealized appreciation/depreciation on investments	2,867,520	(6,017,752)	12,581,982
Net increase (decrease) in net assets from operations	6,526,650	(881,849)	15,797,428
Declaration of dividends	(3,432,757)	(2,142,247)	(1,136,071)
Purchase of treasury shares	—	—	(20,771)
Net assets at end of year	$60,815,213	$57,721,320	$60,745,416

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$6,526,650	$(881,849)	$15,797,428
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(20,347,522)	(7,026,086)	(19,650,079)
Proceeds from sale of portfolio investments	5,889,473	3,544,451	9,331,661
Proceeds from loan repayments	4,111,481	1,605,923	4,946,637
Net realized gain on portfolio investments	(1,051,079)	(705,493)	(5,820,354)
Change in unrealized appreciation/depreciation on investments	(2,972,084)	5,909,772	(12,369,606)
Deferred tax (benefit) expense	(11,019)	152,843	(302,144)
Amortization	25,000	12,500	175,412
Original issue discount accretion	(21,008)	(25,008)	(112,175)
Change in interest receivable allowance	—	—	(15,000)
Non-cash conversion of debenture interest	(1,225,773)	(739,355)	(346,045)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(36,262)	(80,291)	145,139
Decrease (increase) in other assets	75,801	(1,087)	(107,358)
(Increase) decrease in prepaid income taxes	(51,473)	175,614	(31,270)
Increase (decrease) in accounts payable and accrued liabilities	78,836	14,991	(119,684)
Increase (decrease) in due to investment adviser	417,076	(328,881)	734,103
Increase (decrease) in capital gains incentive fees payable	112,700	(1,380,760)	3,547,760
Increase in deferred revenue	138,285	5,084	254,992
Total adjustments	(14,867,568)	1,134,217	(19,738,011)
Net cash (used in) provided by operating activities	(8,340,918)	252,368	(3,940,583)
Cash flows from financing activities:
Net proceeds from line of credit	13,700,000	2,550,000	—
Payment of cash dividend	(3,432,757)	(2,142,247)	(4,570,186)
Payment of closing fee	—	(125,000)	—
Purchase of treasury shares	—	—	(20,771)
Repayment of debentures guaranteed by the SBA	—	—	(11,000,000)
Net cash provided by (used in) financing activities	10,267,243	282,753	(15,590,957)
Net increase (decrease) in cash	1,926,325	535,121	(19,531,540)
Cash:
Beginning of year	1,368,996	833,875	20,365,415
End of year	$3,295,321	$1,368,996	$833,875

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 32.0% of net assets: (g) (j)
ACV Auctions, Inc. (e) NASDAQ: ACVA	194,934 shares of Class A Common Stock valued at $15.15 per share.	8/12/16	<1%	$53,094	$2,953,250	4.9%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares valued at $20.03 per share.	3/16/20	<1%	267,140	420,630	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $8.58 per share.	8/13/20	<1%	333,352	343,200	0.6%
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	1,942,244	1,942,244	6.5%
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		1,942,244	1,942,244
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	Total Caitec			4,257,010	3,957,010
Carlyle Secured Lending Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares valued at $14.96 per share.	8/13/20	<1%	899,749	1,286,560	2.1%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $19.97 per share.	3/16/20	<1%	755,058	958,560	1.6%
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,425,938	1,425,938	2.3%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,426,001	1,426,001
HDI Acquisition LLC (Hilton Displays) (h)(l)(p) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,050,305	1,050,305	1.7%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2024.	11/16/18	0%	789,944	789,944	1.3%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l)(p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (+2% PIK) due January 31, 2024.	6/23/21	0%	1,894,470	1,894,470	3.1%
www.mattisonsalonsuites.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
	(i) Interest Receivable $50,092
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	—
software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $6.91 per share.	8/13/20	<1%	892,212	1,347,450	2.2%
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$17,371,862	$19,477,380
Affiliate Investments – 88.0% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.9%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,394,953	6,394,953	12.2%
commercial kitchen renovations and new builds.	15.4% Preferred Interest.	11/22/22		390,000	1,000,000
(Professional and Business Services)	Total BMP Food Service Supply			6,784,953	7,394,953
www.foodservicesupply.com
BMP Swanson Holdco, LLC (l)(m)(p) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.6%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	500,000
(Professional and Business Services)	Total BMP Swanson			1,933,448	2,200,115
www.swansonfire.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.8%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.3%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		438,156	438,156
(Professional and Business Services)	Total FCM			3,818,156	3,818,156
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p)	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	11/18/19	8%	2,880,946	2,880,946	5.4%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
booth filter services for collision shops.	Total Filterworks			3,646,421	3,277,172
(Automotive)
www.autotality.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,049,187	3,049,187	6.7%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total All About People			4,049,187	4,049,187
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,338,074	3,338,074	7.1%
Oakland, NJ. Stocking distributor of controlled	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
expansion alloys, electronic grade nickels,	Total EFINEA			4,349,839	4,349,839
refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc. (e)(p) New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	100,000
www.knoa.com
Mezmeriz, Inc. (e)(p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (l)(p) Harrisonville, MO. A provider of branded tire	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	3,063,436	3,063,436	5.1%
pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	30,000
of a suite of proprietary hardware	Total Pressure Pro			3,093,436	3,093,436
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc. (p)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	8.6%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,090,000	2,090,000
	Total SciAps			5,213,984	5,213,984

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p)	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,274,917	4,274,917	9.8%
Coldwater, MI. Billiard supplies.	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
(Consumer Product) www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,475,613	1,475,613
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			5,994,530	5,994,530
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.3%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	876,800
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
www.tilsontech.com	Total Tilson			3,100,015	10,550,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$45,720,974	$53,499,372
Control Investments - 6.8% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	2,496,708	2,496,708	6.8%
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,652,252	1,652,252
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			5,272,770	4,148,960
Subtotal Control Investments				$5,272,770	$4,148,960
TOTAL INVESTMENTS – 126.8%				$68,365,606	$77,125,712
LIABILITIES IN EXCESS OF OTHER ASSETS - (26.8%)					(16,310,499)
NET ASSETS – 100%					$60,815,213

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At December 31, 2023, restricted securities represented 91% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2023, ASC 820 designates 91% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2. “Investments” to the Consolidated Financial Statements).
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
(f)
As of December 31, 2023, the total cost of investment securities was approximately $68.4 million. Net unrealized appreciation was approximately $8.8 million, which was comprised of $14.1 million of unrealized appreciation of investment securities and ($5.4) million of unrealized depreciation of investment securities. At December 31, 2023, the aggregate gross unrealized gain for federal income tax purposes was approximately $14.1 million and the aggregate gross unrealized loss for federal income tax purposes was approximately ($4.2) million. The net unrealized gain for federal income tax purposes was approximately $9.9 million based on a tax cost of approximately $68 million.
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
(m)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation for federal income tax and Regulated Investment Company (RIC) compliance.
(n)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 5.38% were non-qualifying assets as of December 31, 2023.
(o)
Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(p)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by the Board of Directors.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Investments in and Advances to Control and Affiliate Investments

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$1,976,116	$—	$520,592	$—	$2,496,708	$—	$420,499
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,560,091	—	92,161	—	1,652,252	—	295,615
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	612,753	—	4,148,960	—	716,114
	Total Control Investments	$3,536,207	$—	$612,753	$—	$4,148,960	$—	$716,114
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$183,536
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	183,536
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	2,500,000	—	4,535,000	(640,047)	6,394,953	—	643,615
	15.4% Preferred Interest.	600,000	610,000	—	(210,000)	1,000,000	—	—
	Total FSS	3,100,000	610,000	4,535,000	(850,047)	7,394,953	—	643,615
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	100,115	—	1,700,115	—	206,918
	Preferred Membership Interest for 9.29%.	233,333	266,667	—	—	500,000	—	—
	Total BMP Swanson	1,833,333	266,667	100,115	—	2,200,115	—	206,918
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	(249,000)	—	—	1,708,000	—	372,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	31,652	(3,171,434)	—	—	324,000
	1,067 Class A Preferred shares.	1,954,198	(886,698)	—	(1,067,500)	—	2,459,819	62,565
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	(886,698)	31,652	(4,238,934)	—	2,459,819	386,565
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	—	—	3,380,000	—	3,380,000	—	205,078
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	—	438,156	—	438,156	—	18,156
	Total FCM	—	—	3,818,156	—	3,818,156	—	223,234
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	2,633,105	—	247,841	—	2,880,946	—	388,915
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	247,841	—	3,277,172	—	388,915
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	—	—	3,049,187	—	3,049,187	—	201,524
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total All About People	—	—	4,049,187	—	4,049,187	—	201,524
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	—	—	3,338,074	—	3,338,074	—	358,736
	75.3 Class B Preferred Units.	—	—	1,011,765	—	1,011,765	—	—
	Total INEA	—	—	4,349,839	—	4,349,839	—	358,736

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	34,850
	1,876,922 Series B Preferred.	100,000	—	—	—	100,000	—	—
	Total Knoa	100,000	—	—	—	100,000	—	34,850
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	115,010	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	—	—	3,063,436	—	3,063,436	—	474,582
	Warrant for 10% Membership Interest.	—	—	30,000	—	30,000	—	—
	Total Pressure Pro	—	—	3,093,436	—	3,093,436	—	474,582
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,085,000	—	5,000	—	2,090,000	—	261,300
	Total SciAps	5,208,984	—	5,000	—	5,213,984	—	261,300
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	4,184,106	—	90,811	—	4,274,917	—	633,494
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,440,855	—	34,758	—	1,475,613	—	220,890
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,868,961	—	125,569	—	5,994,530	—	854,384
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	52,501
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	—	—	250,000	—	250,000	—	—
	Total Tilson	10,300,000	—	250,000	—	10,550,000	—	52,501
	Total Affiliate Investments	$38,241,589	$(259,031)	$20,605,795	$(5,088,981)	$53,499,372	$2,574,829	$4,642,833
	Total Control and Affiliate Investments	$41,777,796	$(259,031)	$21,218,548	$(5,088,981)	$57,648,332	$2,574,829	$5,358,947

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2023
Professional and Business Services	41.7%
Manufacturing	22.0
Consumer Product	13.0
Software	7.7
BDC Investment Funds	5.7
Distribution	5.6
Automotive	4.3
Total Investments	100%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 34.2% of net assets: (g) (j)
ACV Auctions, Inc. (e) NASDAQ: ACVA	319,934 shares of Class A Common Stock valued at $7.87 per share.	8/12/16	<1%	$87,219	$2,517,881	4.4%
Buffalo, NY. Live mobile wholesale auctions for new and used car dealers. (Software)
www.acvauctions.com
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares valued at $18.53 per share.	3/16/20	<1%	267,140	389,130	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $8.16 per share.	8/13/20	<1%	333,352	326,400	0.6%
Caitec, Inc. (l) (p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20	4%	1,827,941	1,827,941	6.9%
www.caitec.com	150 Class A Units.	11/6/20		150,000	150,000
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK) due June 1, 2026.	11/6/20		1,827,941	1,827,941
	150 Class A Units.	11/6/20		150,000	150,000
	Total Caitec			3,955,882	3,955,882
Carlyle Secured Lending Inc. (formerly TCG BDC, Inc.) (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares valued at $14.29 per share.	8/13/20	<1%	899,749	1,229,227	2.1%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $17.40 per share.	3/16/20	<1%	755,058	835,360	1.4%
GoNoodle, Inc. (h) (l) (p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2024.	11/1/19	<1%	1,411,768	1,411,768	2.4%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,411,831	1,411,831
HDI Acquisition LLC (Hilton Displays) (l) (p) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 20, 2023.	11/8/19	0%	1,327,782	1,327,782	2.3%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (h) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due November 15, 2023.	11/16/18	0%	789,944	789,944	1.4%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l) (p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional Services)	$1,794,944 Third Amended, Restated and Consolidated Promissory Note at 12% (2% PIK) due December 9, 2023.	6/23/21	0%	1,856,536	1,856,536	3.2%
www.mattisonsalonsuites.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.9%
www.nailbiter.com	Warrants for Preferred Stock.			—	—
	Total Nailbiter, Inc.			2,250,000	2,250,000
OnCore Golf Technology, Inc. (e) (p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e) (p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	1,193,697	2.4%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	208,243
software. (Software)	Total Open Exchange			1,401,940	1,401,940
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $5.69 per share.	8/13/20	<1%	892,212	1,109,550	1.9%
PostProcess Technologies, Inc. (e) (p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	100,000	0.2%
Rheonix, Inc. (e) (p)	9,676 Common.	10/29/09	4%	—	—	0.0%
Ithaca, NY. Developer of fully automated	1,839,422 Series A Preferred.	12/12/13		2,099,999	—
microfluidic based molecular assay and	50,593 Common.	10/24/09		—	—
diagnostic testing devices. (Health Care)	589,420 Series B Preferred.	9/29/15		702,732	—
www.rheonix.com	Total Rheonix			2,802,731	—
Somerset Gas Transmission Company, LLC (e)(m)(p) Columbus, OH. Natural gas transportation. (Oil and Gas) www.somersetgas.com	26.5337 Units.	4/1/05	3%	719,097	125,000	0.2%
Subtotal Non-Control/Non-Affiliate Investments				$20,852,060	$19,726,463
Affiliate Investments – 66.3% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.0%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (m) (p)	$2,500,000 Term Note at 12% due November 22, 2027.	11/22/22	24%	2,500,000	2,500,000	5.4%
Salt Lake City, UT. Provides design,	24.83% Preferred Interest			600,000	600,000
distribution, and installation services for	Total BMP Food Service Supply			3,100,000	3,100,000
commercial kitchen renovations and new builds. (Professional Services) www.foodservicesupply.com
BMP Swanson Holdco, LLC (m) (p) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,600,000	1,600,000	3.2%
variety of fire protection systems.	Preferred Membership Interest for 9.29%.	3/4/21		233,333	233,333
(Professional Services)	Total BMP Swanson			1,833,333	1,833,333
www.swansonfire.com

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (m) (p) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,957,000	3.4%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
DSD Operating, LLC (l)(m)(p) Duluth, GA. Design and renovate auto	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	9/30/21	11%	3,139,782	3,139,782	8.8%
dealerships. (Automotive)	1,067 Class A Preferred shares.			1,067,500	1,954,198
www.dsdteam.com	1,067 Class B Common shares.			—	—
	Total DSD			4,207,282	5,093,980
Filterworks Acquisition USA, LLC DBA Autotality (l)(m)(p) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops.	$2,283,702 Term Note at 12% (+2% PIK) modified to 8% PIK and 6% payable in A-0 shares for the period May 1, through December 31, 2022, due December 4, 2023.	11/18/19	8%	2,633,105	2,633,105	5.3%
(Automotive)	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
www.autotality.com	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
	Total Filterworks			3,398,580	3,029,331
Knoa Software, Inc. (e) (p) New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	100,000
www.knoa.com
Mezmeriz, Inc. (e) (p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
SciAps, Inc. (p)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	9.0%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,085,000	2,085,000
	Total SciAps			5,208,984	5,208,984
Seybert’s Billiards Corporation (l) (p) Coldwater, MI. Billiard supplies.	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	4,184,106	4,184,106	10.2%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,440,855	1,440,855
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares	10/24/22		194,000	194,000
	Total Seybert’s			5,868,961	5,868,961

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2022 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.8%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated entity, SQF, LLC is a CLEC supporting	211,567 Class A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment.	23,077 Series F Preferred.	6/15/20		750,003	876,800
(Professional Services)	Total Tilson			2,850,015	10,300,000
www.tilsontech.com	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$30,204,160	$38,241,589
Control Investments - 6.1% of net assets (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade	$1,900,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21	37%	1,976,116	1,976,116	6.1%
manufacturing. (Manufacturing) www.itainc.com	$1,500,000 Term Note at 12% (+2% PIK) due June 21, 2026.	6/22/21		1,560,091	1,560,091
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			4,660,017	3,536,207
Subtotal Control Investments				$4,660,017	$3,536,207
TOTAL INVESTMENTS – 106.6%				$55,716,237	$61,504,259
LIABILITIES IN EXCESS OF OTHER ASSETS - (6.6%)					(3,782,939)
NET ASSETS – 100%					$57,721,320

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
(n)
Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 6.12% were non-qualifying assets as of December 31, 2022.
(o)
Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(p)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by the Board of Directors.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2023, 2022, 2021, 2020 and 2019

The following is a schedule of financial highlights for the years ended:

	2023	2022	2021	2020	2019 (2)(3)
Per Share Data: (1)
Net asset value, beginning of year	$22.36	$23.54	$17.86	$32.93	$44.88
Net investment income (loss)	1.15	1.72	(1.01)	0.68	(0.06)
Net realized gains (losses)	0.27	0.27	2.26	(2.32)	0.54
Net change in unrealized appreciation (depreciation)	1.11	(2.33)	4.87	1.93	(1.89)
Net increase (decrease) in net assets from operations	2.53	(0.34)	6.12	0.29	(1.41)
Purchase of treasury shares	0.00	0.00	0.00	(0.03)	0.00
Effect of the stock dividend	0.00	0.00	0.00	(12.16)	0.00
Dilutive effect of issuance of common stock	0.00	0.00	0.00	0.00	(10.54)
Payment of cash dividend	(1.33)	(0.83)	(0.44)	(3.17)	0.00
Increase (decrease) in net assets	1.20	(1.18)	5.68	(15.07)	(11.95)
Net asset value, end of year	$23.56	$22.36	$23.54	$17.86	$32.93
Per share market value, end of year	$12.99	$13.32	$16.99	$17.60	$24.12
Total return based on market value (4)	7.26%	(16.99%)	6.51%	(22.64%)	7.20%
Total return based on net asset value (5)	11.31%	(1.45%)	34.28%	(40.87%)	(26.61%)
Supplemental Data:
Net assets, end of period	$60,815,213	$57,721,320	$60,745,416	$46,104,830	$53,628,516
Ratio of expenses before income taxes to average net assets	7.05%	1.89%	12.49%	3.96%	7.70%
Ratio of expenses including taxes to average net assets	10.88%	2.25%	12.11%	6.62%	6.00%
Ratio of net investment income (loss) to average net assets	5.01%	7.48%	(4.88%)	3.52%	(0.24%)
Portfolio turnover	29.4%	11.2%	37.8%	29.4%	8.8%
Total amount of senior securities outstanding, exclusive of treasury securities	$16,250,000	$2,550,000	$-	$-	$-
Asset coverage per unit (6)	474.2%	2,363.6%	N/A	N/A	N/A

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
(6)
Asset coverage per unit is the ratio of the carrying value of the Corporation's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Rand Capital Corporation (“Rand” or the “Corporation”) was incorporated under the laws of New York in 1969. Beginning in 1971, Rand operated as a publicly traded, closed-end, management company that was registered under Section 8 of the Investment Company Act of 1940 (the “1940 Act”).

In 2001, Rand elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, Rand is required to comply with certain regulatory requirements specified in the 1940 Act. For instance, it generally has to invest at least 70% of total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which it invests.

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

Rand is an externally managed, closed-end, non-diversified management investment company. In connection with the completion of the Transaction, Rand shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 on its U.S. Federal tax return for the 2020 tax year. As required for the RIC election, Rand paid a special dividend to shareholders to distribute all of its accumulated earnings and profits since inception to 2019. Rand’s Board of Directors declared a special dividend of $23.7 million, or approximately $1.62 per share, on March 3, 2020. The cash and shares of Rand’s common stock comprising the special dividend were distributed on May 11, 2020 to shareholders. In addition, Rand’s Board of Directors declared a 2020 cash dividend of $1.33 per share on December 21, 2020. This cash dividend was paid on January 19, 2021 to shareholders of record as of December 31, 2020. The cash dividend represented over 90% of Rand’s estimated investment company taxable income for 2020.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Board of Directors declared the following cash dividends during the year ended December 31, 2022:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.15	March 14, 2022	March 28, 2022	Regular Quarterly
2nd	$0.15	June 1, 2022	June 15, 2022	Regular Quarterly
3rd	$0.15	September 1, 2022	September 15, 2022	Regular Quarterly
4th	$0.20	December 19, 2022	December 30, 2022	Regular Quarterly
4th	$0.18	December 19, 2022	December 30, 2022	Special

The Board of Directors declared the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.20	March 13, 2023	March 27, 2023	Regular Quarterly
2nd	$0.25	May 31, 2023	June 14, 2023	Regular Quarterly
3rd	$0.25	August 31, 2023	September 14, 2023	Regular Quarterly
4th	$0.25	December 18, 2023	December 29, 2023	Regular Quarterly
4th	$0.38	December 18, 2023	December 29, 2023	Special

In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker companies in place at December 31, 2023: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand Sub, Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (collectively, the “Corporation”).

Rand effected a 1-for-9 reverse stock split of its common stock effective May 21, 2020. The reverse stock split affected all issued and outstanding shares of Rand's common stock, including shares held in treasury. The reverse stock split reduced the number of issued and outstanding shares of Rand’s common stock from 23,845,470 shares and 23,304,424 shares, respectively, to 2,648,916 shares and 2,588,800 shares, respectively. The reverse stock split affected all shareholders uniformly and did not alter any shareholder's percentage interest in Rand’s outstanding common stock, except for adjustments for fractional shares.

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies, managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and, (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in its existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to Regulation S-X and Regulation S-K. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services— Investment Companies.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by Rand’s Board of Directors. The Corporation generally invests in loan, debt, and equity instruments and there is no single method for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if the Corporation's assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation's equity securities have also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. (See Note 2 “Investments.”)

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

Revenue Recognition - Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Revenue Recognition - Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company board attendance fees, income associated with portfolio company monitoring fees and income associated with portfolio company loan modification fees. The income associated with the amortization of financing fees was $205,480, $120,914 and $87,018, for the years ended December 31, 2023, 2022 and 2021, respectively, and is estimated to be approximately $169,000 in 2024, $164,000 in 2025 and $114,000 in 2026. No board fees were earned during the year ended December 31, 2023. The board fees earned were $25,000 and $14,096 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2023, the Corporation recorded $115,264 in non-recurring fees related to early repayment fees, loan modification fees, and loan monitoring fees. During the year ended December 31, 2022, the Corporation recorded $10,000 in non-recurring loan monitoring fees. During the year ended December 31, 2021, the Corporation recorded $55,500 in non-recurring fees related to prepayment fees, application fees and loan monitoring fees.

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

Original Issue Discount – Investments may include “original issue discount”, or OID, income. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $21,008, $25,008 and $112,175 in OID income for the years ended December 31, 2023, 2022 and 2021, respectively. OID income is estimated to be approximately $16,000 for 2024.

Deferred Financing Fees - Origination and commitment costs related to the senior secured revolving credit facility with M&T Bank, (See Note 5 “Senior Secured Revolving Credit Facility”), are amortized ratably over the term of the Credit Agreement. Amortization expense was approximately $25,000 and $12,500 for the years ended December 31, 2023 and 2022, respectively. Amortization expense is estimated to be $25,000 in 2024, $25,000 in 2025, and $25,000 in 2026.

Deferred Debenture Costs - SBA debenture origination and commitment costs, which are netted against the debenture, are amortized ratably over the term of the SBA debentures. In November 2021, Rand SBIC repaid its $11,000,000 in outstanding debentures to the SBA and expensed all remaining SBA debenture origination and commitment costs. In addition, in November 2021, Rand SBIC received approval from the SBA to surrender its SBA license. There was no amortization expense for the years ended December 31, 2023 or 2022. Amortization expense was approximately $175,400 for the year ended December 31, 2021.

Net Assets Per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid (refunded) during the years ended December 31, 2023, 2022 and 2021 amounted to $645,248, ($5,284) and ($131,934), respectively. Interest paid during the years ended December 31, 2023, 2022 and 2021 was $934,638, $48,274 and $567,070, respectively. During 2023, 2022 and 2021, the Corporation converted $1,225,773, $739,356, and $346,045, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. The Corporation does not anticipate non-performance by the banks.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2023
Tilson Technology Management, Inc. (Tilson)	14%
BMP Food Service Supply Holdco, LLC (FSS)	10%
Seybert’s Billiards Corporation (Seybert’s)	8%
SciAps, Inc. (Sciaps)	7%
Inter-National Electronic Alloys LLC (INEA)	6%

December 31, 2022
Tilson Technology Management, Inc. (Tilson)	17%
Seybert’s Billiards Corporation (Seybert’s)	10%
SciAps, Inc. (Sciaps)	8%
DSD Operating, LLC (DSD)	8%
Caitec, Inc. (Caitec)	6%

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet the "more likely than not threshold" for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. (See Note 4 “Income Taxes.”)

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

Recent Accounting Pronouncements - In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326)”, which is intended to address issues identified during the post-implementation review of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendment, among other things, eliminates the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, “Receivables - Troubled Debt Restructurings by Creditors”, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The new guidance is effective for interim and annual periods beginning after December 15, 2022. The Corporation evaluated the impact of the adoption of ASU 2022-02 on its consolidated financial statements and disclosures and determined that this guidance does not have a material impact on its consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Corporation is currently evaluating the potential effect that updated standard will have on its financial statement disclosures.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•
Loan and debt securities are generally valued using a cost approach and will be valued at cost when representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. The valuation may also consider the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.
•
Equity securities may be valued using the “cost approach”, “market approach” or “income approach.” The cost approach uses estimates of the amount that would be required to replace the service capacity of an asset. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At December 31, 2023, 9% of the Corporation’s investments were Level 1 investments and 91% were Level 3 investments. At December 31, 2022, 10% of the Corporation’s investments were Level 1 investments and 90% were Level 3 investments. There were no Level 2 investments at December 31, 2023 or 2022.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2023:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$72,522	$—	$700,000	$100,063	$872,585
Non-Control/Non-Affiliate Loan and Debt	6,829,263	4,465,882	—	—	11,295,145
Total Non-Control/Non-Affiliate	$6,901,785	$4,465,882	$700,000	$100,063	$12,167,730
Affiliate Equity	$5,889,991	$—	$3,223,984	$10,550,000	$19,663,975
Affiliate Loan and Debt	26,177,241	—	2,090,000	5,568,156	33,835,397
Total Affiliate	$32,067,232	$—	$5,313,984	$16,118,156	$53,499,372
Control Equity	$—	$—	$—	$—	$—
Control Debt	—	4,148,960	—	—	4,148,960
Total Control	$—	$4,148,960	$—	$—	$4,148,960
Total Level 3 Investments	$38,969,017	$8,614,842	$6,013,984	$16,218,219	$69,816,062

Range	4-7X	1X	1X-3X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4 X	1X	1.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2023:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,417,977	$—	$—	$12,417,977
Debt investments	36,861,525	—	—	36,861,525
Equity investments	27,846,210	7,309,650	—	20,536,560
Total	$77,125,712	$7,309,650	$—	$69,816,062

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	10,432	10,432
DSD Operating, LLC (DSD)	—	—	2,459,819	2,459,819
Mercantile Adjustment Bureau, LLC (Mercantile)	—	—	3,440	3,440
Microcision, LLC (Microcision)	—	—	115,010	115,010
Rheonix, Inc. (Rheonix)	—	—	(2,802,731)	(2,802,731)
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(448,717)	(448,717)
Total realized gains (losses)	—	—	(667,688)	(667,688)
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	610,000	610,000
BMP Swanson Holdco, LLC (Swanson)	—	—	266,667	266,667
Caitec, Inc. (Caitec)	—	—	(300,000)	(300,000)
Carolina Skiff LLC (Carolina Skiff)	—	—	(249,000)	(249,000)
DSD	—	—	(886,698)	(886,698)
Open Exchange, Inc. (Open Exchange)	—	—	(701,940)	(701,940)
Post Process Technologies, Inc. (Post Process)	—	—	(100,000)	(100,000)
Rheonix	—	—	2,802,731	2,802,731
Somerset	—	—	594,097	594,097
Total unrealized gains (losses)	—	—	2,035,857	2,035,857
Purchases of securities/changes to securities/non-cash conversions:
Caitec	228,606	—	72,522	301,128
DSD	31,652	—	—	31,652
FCM Industries Holdco LLC (First Coast Mulch)	—	3,818,156	—	3,818,156
Filterworks Acquisition USA, LLC (Filterworks)	—	247,841	—	247,841
FSS	—	4,535,000	—	4,535,000
GoNoodle, Inc. (GoNoodle)	—	14,170	—	14,170
HDI Acquisition LLC (Hilton Displays)	—	22,523	—	22,523
Highland All About People Holdings, Inc. (All About People)	—	3,049,187	1,000,000	4,049,187
Inter-National Electronic Alloys LLC (INEA)	—	3,338,074	1,011,765	4,349,839
ITA Acquisition, LLC (ITA)	612,753	—	—	612,753
Mattison Avenue Holdings LLC (Mattison)	37,934	—	—	37,934
Pressure Pro, Inc. (Pressure Pro)	—	3,063,436	30,000	3,093,436
SciAps, Inc. (Sciaps)	—	5,000	—	5,000
Seybert’s Billiards Corporation (Seybert’s)	—	125,569	—	125,569
Social Flow	—	—	4,941	4,941
Swanson	100,115	—	—	100,115
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	1,011,060	18,218,956	2,369,228	21,599,244
Repayments and sale of securities:
Clearview Social	—	—	(10,432)	(10,432)
DSD	(3,171,434)	—	(3,527,319)	(6,698,753)
FSS	—	(640,047)	(210,000)	(850,047)
Hilton Displays	—	(300,000)	—	(300,000)
Mercantile	—	—	(3,440)	(3,440)
Microcision	—	—	(115,010)	(115,010)
Somerset	—	—	(270,380)	(270,380)
Total repayments and sale of securities	(3,171,434)	(940,047)	(4,136,581)	(8,248,062)
Transfers within Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending Balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(474,273)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2022:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$300,000	$125,000	$1,401,940	$200,063	$2,027,003
Non-Control/Non-Affiliate Loan and Debt	6,840,200	2,201,712	—	2,250,000	11,291,912
Total Non-Control/Non-Affiliate	$7,140,200	$2,326,712	$1,401,940	$2,450,063	$13,318,915
Affiliate Equity	$4,784,757	$—	$3,223,984	$10,900,000	$18,908,741
Affiliate Loan and Debt	12,997,848	—	2,085,000	4,250,000	19,332,848
Total Affiliate	$17,782,605	$—	$5,308,984	$15,150,000	$38,241,589
Control Equity	$—	$—	$—	$—	$—
Control Debt	—	3,536,207	—	—	3,536,207
Total Control	$—	$3,536,207	$—	$—	$3,536,207
Total Level 3 Investments	$24,922,805	$5,862,919	$6,710,924	$17,600,063	$55,096,711

Range	5-6.5X	1X	1X-4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.5 X	1X	2.0X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2022:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$14,578,351	$—	$—	$14,578,351
Debt investments	19,582,616	—	—	19,582,616
Equity investments	27,343,292	6,407,548	—	20,935,744
Total	$61,504,259	$6,407,548	$—	$55,096,711

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2022:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2021, of Level 3 Assets	$15,503,404	$14,030,078	$20,633,935	$50,167,417
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	53,783	53,783
GiveGab, Inc. (Givegab)	—	—	1,919	1,919
Microcision, LLC (Microcision)	—	—	190,000	190,000
New Monarch Machine Tool, Inc. (New Monarch)	—	—	(22,841)	(22,841)
SocialFlow, Inc. (Social Flow)	—	—	(1,481,498)	(1,481,498)
Total realized gains (losses)	—	—	(1,258,637)	(1,258,637)
Unrealized gains (losses) included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	657,000	657,000
DSD Operating, LLC (DSD)	—	—	886,698	886,698
ITA Acquisition, LLC (ITA)	—	—	(748,810)	(748,810)
Knoa Software, Inc. (Knoa)	—	—	(379,155)	(379,155)
Microcision	—	—	25,000	25,000
New Monarch	—	—	22,841	22,841
OnCore Golf Technology, Inc. (OnCore)	—	—	(200,000)	(200,000)
Open Exchange, Inc. (Open Exchange)	—	—	(4,168,060)	(4,168,060)
Post Process Technologies, Inc. (Post Process)	—	—	(248,875)	(248,875)
SciAps, Inc. (Sciaps)	—	—	2,152,984	2,152,984
Social Flow	—	—	1,628,000	1,628,000
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(375,000)	(375,000)
Tilson Technology Management, Inc. (Tilson)	—	—	1,374,985	1,374,985
Total unrealized gains (losses)	—	—	627,608	627,608
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	2,500,000	600,000	3,100,000
Caitec, Inc. (Caitec)	73,326	—	—	73,326
DSD	380,599	—	—	380,599
Filterworks Acquisition USA, LLC (Filterworks)	—	186,488	139,232	325,720
GoNoodle, Inc. (GoNoodle)	—	14,142	—	14,142
HDI Acquisition LLC (Hilton Displays)	—	26,587	—	26,587
ITA	99,595	—	623,810	723,405
Mattison Avenue Holdings LLC (Mattison)	37,175	—	—	37,175
Sciaps	—	605,000	—	605,000
Seybert’s Billiards Corporation (Seybert’s)	—	2,310,496	194,000	2,504,496
Total purchases of securities/changes to securities/non-cash conversions	590,695	5,642,713	1,557,042	7,790,450
Repayments and sale of securities:
Clearview Social	—	—	(53,783)	(53,783)
Empire Genomics, Corp. (Empire)	(1,444,915)	—	—	(1,444,915)
Givegab	—	—	(1,919)	(1,919)
GoNoodle	—	(90,175)	—	(90,175)
Microcision	—	—	(300,000)	(300,000)
Social Flow	—	—	(268,502)	(268,502)
Lumious (Tech 2000, Inc.)	(70,833)	—	—	(70,833)
Total repayments and sale of securities	(1,515,748)	(90,175)	(624,204)	(2,230,127)
Transfers within Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending Balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(1,048,233)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. - OTHER ASSETS

Other assets was comprised of the following at December 31:

	2023	2022
Dividend receivables	$85,090	$102,655
Deferred financing fees, net	87,500	112,500
Prepaid expenses	16,711	10,905
Escrow receivables	—	68,983
Total other assets	$189,301	$295,043

NOTE 4. - INCOME TAXES

The Corporation elected to be treated, for income tax purposes, as a RIC for the 2023, 2022 and 2021 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its stockholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its stockholders to maintain its RIC status. Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $52,800 in federal excise tax expense during the year ended December 31, 2023. The Corporation did not incur any federal excise tax expense during the year ended December 31, 2022.

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including non-deductible taxes and the tax treatment of earnings from the subsidiaries, have no impact on net assets.

The following differences were reclassified for tax purposes for the years ended December 31, 2023 and December 31, 20221:

	2023	2022
Increase (decrease) in capital in excess of par value	$4,336,903	$(215,542)
(Decrease) increase in total distributable earnings	(4,336,903)	215,542

Taxable income generally differs from net increase (decrease) in net assets for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investments, as investment gains and losses are not included in taxable income until they are realized.

1 The Corporation’s permanent book-to-tax reclassifications for 2023 are an estimate and will not be finalized until the Corporation files its 2023 federal income tax returns in 2024. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2023 and December 31, 2022:

	2023	2022
Net increase (decrease) in net assets resulting from operations	$6,526,650	$(881,849)
Net change in unrealized appreciation/depreciation on investments	(2,867,520)	6,017,752
Net change in deferred tax asset/liability	(77,734)	44,862
GAAP versus tax basis consolidation of subsidiaries	(1,332,687)	(863,702)
Other permanent book income and tax income differences	1,348,624	170,680
Temporary book income and tax income differences	(82,198)	(803,001)
Taxable income[2]	$3,515,135	$3,684,742

For tax purposes, distributions paid to shareholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the years ended December 31, 2023 and December 31, 2022 was as follows:

	2023	2022
Ordinary income	$3,432,757	$2,142,247
Long-term capital gains	—	—
Return of Capital	—	—
Total	$3,432,757	$2,142,247

The determination of the tax attributes of the Corporation’s distributions is made annually as of the end of the Corporation’s fiscal year based upon the Corporation’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

The tax basis components of distributable earnings (accumulated losses) and reconciliation to accumulated earnings (deficit) on a book basis for the years ended December 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Undistributed ordinary income – tax basis	$332,806	$250,428
Capital loss carry forwards	(1,546,597)	—
Unrealized appreciation on investments	9,906,212	5,993,782
GAAP vs tax basis consolidation of subsidiaries	—	863,702
Other temporary differences	(2,376,665)	1,389,575
Total accumulated earnings – book basis	$6,315,756	$8,497,487

The differences between components of distributable earnings on a tax basis and the amounts reflected in the consolidated statement of changes in net assets are primarily due to temporary book-tax differences that will reverse in subsequent periods.

As of December 31, 2023, the Corporation had a net capital loss carry forward of $1,546,597, which is considered long-term. This loss may be carried forward indefinitely.

2 The Corporation’s taxable income for 2023 is an estimate and will not be finalized until the Corporation files its 2023 federal income tax returns in 2024. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2023 and carried forward for distribution in 2024 may be different than this estimate.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Corporation had the following wholly-owned blocker companies in place at December 31, 2023: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp. (the “Blocker Corps”), which are taxable entities and therefore are not consolidated for tax purposes. The primary purpose of the Blocker Corps is to permit the Corporation to hold certain equity interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allow the Corporation to satisfy the RIC tax requirement that at least 90% of its gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Blocker Corps are taxed at standard corporate tax rates based on their taxable income.

At December 31, 2023, the Corporation had a net deferred tax asset of $39,179 that primarily related to net operating loss carryforwards, business interest expense carryforwards, and capital loss carryforwards within the Blocker Corps. At December 31, 2022, the Corporation had a net deferred tax asset of $28,160 that primarily related to unrealized appreciation on investments held in the Blocker Corps.

Income Taxes on Blocker Corporations

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2023 and 2022 are approximately as follows:

	2023	2022
Investments	$(644,497)	$(234,730)
NOL & tax credit carryforwards	683,676	262,890
Deferred tax asset, net	$39,179	$28,160

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

Accordingly, during the year ended December 31, 2023, the Corporation estimated that a portion of its Blocker Corps’ deferred tax assets, related to a capital loss realized in 2023, is not expected to be fully recoverable in the future. As a result, the Corporation recorded a partial valuation allowance of approximately $131,000 during the year ended December 31, 2023 against its U.S. Federal deferred tax assets. There was no valuation allowance prior to this date.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2023	2022	2021
Current:
Federal	$609,056	$173,235	$85,829
State	58,320	(2,555)	14,835
	667,376	170,680	100,664
Deferred:
Federal	(13,797)	92,304	(279,167)
State	2,778	60,538	(22,977)
	(11,019)	152,842	(302,144)
Total	$656,357	$323,522	$(201,480)

A reconciliation of the expense (benefit) from income taxes at the federal statutory rate to the expense reported is as follows:

	2023	2022	2021
Net investment income (loss), realized gain (loss) and unrealized gain (loss) before income taxes	$7,183,007	$(558,327)	$15,595,948
Expected tax expense (benefit) at statutory rate	1,508,431	(117,249)	3,275,149
State - net of federal effect	48,267	45,807	(8,142)
Pass-through expense (benefit) from portfolio investment	487	721	(46,210)
Valuation allowance	131,338	—	—
Tax benefit of RIC status	(1,067,238)	400,329	(3,426,735)
RIC excise tax expense	52,800	—	—
Other	(17,728)	(6,086)	4,458
Total	$656,357	$323,522	$(201,480)

At December 31, 2023 and 2022, the Corporation had $2,244,664, and $955,952, respectively, of federal net operating loss carryforwards, $766,621 and $291,416, respectively, of business interest expense carryforwards and $625,419 and $0, respectively, of capital loss carryforwards. For state tax purposes, there were various state net operating loss carryforwards totaling $1,957,489 and $567,127 at December 31, 2023 and 2022, respectively.

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

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2023. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2020 through 2023.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2023, 2022 and 2021 were de minimis. No amounts were recorded for interest and penalties related to unrecognized tax positions for the years ended December 31, 2023 and 2022 and $2,627 was recorded in interest for the year ended December 31, 2021 for a late payment of federal taxes owing. For the year ended December 31, 2022, the Corporation received $10,116 in interest income relating to an IRS carryback claim.

NOTE 5. – SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $8,750,000 at December 31, 2023.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At December 31, 2023, the Corporation's applicable interest rate was 8.88%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

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

The outstanding balance drawn on the Credit Facility at was $16,250,000 and $2,550,000 at December 31, 2023 and December 31, 2022, respectively. A closing fee of $125,000 was paid related to the closing of this Credit Facility during the year ended December 31, 2022. The unamortized closing fee was $87,500 and $112,500 as of December 31, 2023 and December 31, 2022,

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility during the years ended December 31, 2023 and 2022 was $25,000 and $12,500, respectively.

For the years ended December 31, 2023 and 2022, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	2023	2022
Average debt outstanding	$11,180,959	$253,562
Weighted average interest rate	8.72%	7.90%

Information about the Corporation’s senior securities (including debt securities and other indebtedness) is shown in the following table.

Year	Total Amount Outstanding (1)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2022
Credit Facility	$2,550,000	$23,636	N/A	N/A
December 31, 2023
Credit Facility	16,250,000	4,737	N/A	N/A

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

NOTE 6. - STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2023 and 2022, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 19, 2023, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value per share. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 19, 2024. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2022. No shares of Rand's common stock were repurchased by the Corporation during the years ended December 31, 2023 or 2022.

The Corporation’s Board of Directors declared the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.20	March 13, 2023	March 27, 2023	Regular Quarterly
2nd	$0.25	May 31, 2023	June 14, 2023	Regular Quarterly
3rd	$0.25	August 31, 2023	September 14, 2023	Regular Quarterly
4th	$0.25	December 18, 2023	December 29, 2023	Regular Quarterly
4th	$0.38	December 18, 2023	December 29, 2023	Special

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2022	$264,892	$51,679,809	$(1,566,605)	$10,367,320	$60,745,416
Dividend declaration	—	—	—	(2,142,247)	(2,142,247)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(215,542)	—	215,542	—
Net decrease in net assets from operations	—	—	—	(881,849)	(881,849)
December 31, 2022	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320

January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Dividend declaration	—	—	—	(3,432,757)	(3,432,757)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	4,336,903	—	(4,336,903)	—
Net increase in net assets from operations	—	—	—	6,526,650	6,526,650
December 31, 2023	$264,892	$55,801,170	$(1,566,605)	$6,315,756	$60,815,213

NOTE 7. - COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2023 or 2022.

NOTE 8. - QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2023
Investment income	$1,930,119	$1,741,114	$1,815,432	$1,851,498
Net increase in net assets from operations	$1,088,979	$595,504	$2,671,890	$2,170,277
Basic and diluted net increase in net assets from operations per weighted share outstanding	$0.42	$0.23	$1.04	$0.84
2022
Investment income	$1,732,986	$1,554,265	$1,353,182	$1,124,748
Net increase (decrease) in net assets from operations	$320,175	$1,104,902	$(1,896,389)	$(410,537)
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding	$0.12	$0.43	$(0.73)	$(0.16)

NOTE 9. – ALLOWANCE FOR CREDIT LOSSES

The Corporation maintains an allowance for credit losses for estimated uncollectible interest payments due from portfolio investments. The allowance for credit losses is based on a review of the overall condition of the receivable balances and a review of past due amounts. Changes in the allowance for credit losses consist of the following:

	2023	2022	2021
Balance at beginning of year	$—	$—	$(15,000)
Write offs/Recoveries	—	—	15,000
Balance at end of year	$—	$—	$—

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds). For the years ended December 31, 2023, 2022 and 2021, the Base Management Fees earned by RCM were $1,057,166, $927,226 and $858,144, respectively. As of December 31, 2023 and 2022, the Corporation had $287,297 and $230,221, respectively, payable for the Base Management Fees, and it is included in the "Due to investment adviser" line on the Corporation's Consolidated Statements of Financial Position.

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

For purposes of the calculation of the Income Based Fee, “Cumulative Net Return” is defined as (1) the aggregate net investment income in respect of the relevant Income Based Fee Calculation Period minus (2) any Net Capital Loss, if any, in respect of the relevant Income Based Fee Calculation Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Corporation pays no Income Based Fee to RCM for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Corporation pays an Income Based Fee to RCM equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Income Based Fee that is payable to RCM for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Corporation pays an Income Based Fee to the Adviser equal to the Income Based Fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

For purposes of the calculation of the Income Based Fee, “Net Capital Loss,” in respect of a particular period, means the difference, if positive, between (1) aggregate capital losses, whether realized or unrealized, in such period and (2) aggregate capital gains, whether realized or unrealized, in such period.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the years ended December 31, 2023, 2022, and 2021, there were no Income Based Fees earned under the Investment Management Agreement.

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

For the years ended December 31, 2023, 2022 and 2021, the Corporation recorded Capital Gains Fees payable of $692,000, $332,000 and $652,240, respectively. The Capital Gains Fee expense is recorded in the “Capital gains incentive fees” line on the Consolidated Statements of Operations and the current amount payable is included in the “Due to investment adviser” line on the Consolidated Statements of Financial Position.

For purposes of calculating the amount of the capital gains incentive fee accrual to be included as part of a company’s financial statements, GAAP requires a company to consider, as part of such calculation, the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments. As a result, the capital gains incentive fee accrual under GAAP is calculated using the both the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. However, unrealized capital appreciation is not used by the Corporation as part of the calculation to determine the amount of the Capital Gains Fee actually payable to RCM under the terms of the Investment Management Agreement.. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended December 31, 2023 and 2022, the Corporation recorded an accrual of capital gains incentive fees, in accordance with GAAP, of $2,279,700 and $2,167,000, respectively. The accrued capital gains incentive fees are recorded in the line item “Capital gains incentive fees” on the Consolidated Statements of Financial Position. The expense related to the accrued capital gains incentive fee was $804,700, ($1,048,760) and $4,200,000 for the years ended December 31, 2023, 2022 and 2021, respectively and is recorded on the “Capital gains incentive fees” line on the Consolidated Statements of Operations.

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

For the year ended December 31, 2023, the Corporation recorded administrative fees of $149,000 related to costs incurred by RCM that are reimbursable under the Administration Agreement. There were no administrative fees incurred during the years ended December 31, 2022 or 2021.

NOTE 11. – SUBSEQUENT EVENT

Subsequent to year end, on February 26, 2024, Rand’s Board of Directors declared a quarterly cash dividend of $0.25 per share. The cash dividend will be paid on or about March 29, 2024 to shareholders of record as of March 13, 2024.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2023

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
BMP Food Service Supply Holdco, LLC	$4,535,000	$—
Inter-National Electronic Alloys LLC	4,300,000	—
Highland All About People Holdings, Inc.	4,000,000	—
FCM Industries Holdco LLC	3,800,000	—
Pressure Pro, Inc.	3,000,000	—
ITA Acquisition, LLC	390,000	—
Tilson Technology Management, Inc.	250,000	—
Caitec, Inc.	72,522	—
Total of new investments	20,347,522	—
Other changes to investments:
Filterworks Acquisition USA, LLC interest conversion	247,841	—
Caitec, Inc. interest conversion	228,606	—
ITA Acquisition, LLC interest conversion	222,753	—
Seybert’s Billiards Corporation OID amortization and interest conversion	125,569	—
BMP Swanson Holdco, LLC interest conversion	100,115	—
Pressure Pro, Inc. OID amortization and interest conversion	93,436	—
Inter-National Electronic Alloys LLC interest conversion	49,839	—
Highland All About People Holdings, Inc. interest conversion	49,187	—
Mattison Avenue Holdings, LLC interest conversion	37,934	—
DSD Operating, LLC interest conversion	31,652	—
HDI Acquisition LLC interest conversion	22,523	—
FCM Industries Holdco LLC interest conversion	18,156	—
GoNoodle, Inc. interest conversion	14,170	—
SciAps, Inc. OID amortization	5,000	—
Total of other changes to investments	1,246,781	—
Investments repaid, sold or liquidated:
DSD Operating, LLC debt repayment and equity sale	(4,238,934)	2,459,819
Rheonix, Inc. liquidated	(2,802,731)	(2,802,731)
BMP Food Service Supply Holdco, LLC debt repayment and equity sale	(850,047)	—
Somerset Gas Transmission Company, LLC equity sale	(719,097)	(448,717)
HDI Acquisition LLC debt repayment	(300,000)	—
ACV Auctions, Inc. stock sold	(34,125)	1,718,767
Microcision LLC additional proceeds	—	115,010
ClearView Social Inc. escrow receipt	—	10,432
Mercantile Adjustment Bureau, LLC escrow receipt	—	3,440
SocialFlow, Inc. escrow loss	—	(4,941)
Total of investments repaid, sold, liquidated or converted	(8,944,934)	1,051,079
Net change in investments, at cost and total realized gain	$12,649,369	$1,051,079

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows and the related notes to the consolidated financial statements for each of the three years in the period ended December 31, 2023, and the financial highlights schedule for each of the five years in the period ended December 31, 2023 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, and the financial highlights for each of the five years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2023 and 2022, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2023 has been subjected to audit procedures performed in conjunction with the audit of the Corporation's financial statements. The supplemental schedule is the responsibility of the Corporation's management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2023 is fairly stated, in all material respects, in relation to the financial statements as a whole.

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

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2023, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $69,816,062. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the fair value of the Corporation’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Corporation are highly judgmental, are sensitive to economic factors, and could have a significant effect on the fair value measurement of such investments.

Our audit procedures included, among others, obtaining an understanding and evaluated the design of controls over the Corporation’s investment valuation process, evaluating the Corporation’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Corporation in determining the fair value of the Corporation’s Level 3 investments, and testing the mathematical accuracy of the Corporation’s valuation calculations. For Level 3 investments, we reviewed the information considered by the Board of Directors relating to the Corporation’s determination of fair value. For a selection of the Corporation’s Level 3 investments, we independently developed fair value estimates and compared them to the Corporation’s estimates. We developed our independent fair value estimates by using the respective investments financial information, which we compared to underlying source documents provided to the Corporation by the investment, and available market information from third-party sources, such as market multiples. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Corporation’s year-end valuations.

/s/ FREED MAXICK CPAs, P.C.

We have served as the Corporation's auditor since 2003.

Buffalo, New York

March 5, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2023. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2023.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “DELINQUENT SECTIONS 16(a) REPORTS” and “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2024 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2024 Proxy Statement under the heading “DIRECTOR COMPENSATION” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2024 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2024 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14. Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is Freed Maxick CPAs, P.C., Buffalo, New York, PCAOB Auditor Firm ID: 317

Information concerning the Corporation’s independent registered public accounting firm, the audit committee’s pre-approval policy for audit services and our independent registered public accounting firm fees and services is contained in the Corporation’s 2024 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

	(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2023 and 2022

Consolidated Statements of Operations for the three years in the period ended December 31, 2023

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2023

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2023

Consolidated Schedule of Portfolio Investments as of December 31, 2023

Consolidated Schedule of Portfolio Investments as of December 31, 2022

Financial Highlights Schedule for the five years in the period ended December 31, 2023

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2023

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

(21.1)*

Subsidiaries of Rand Capital Corporation. - Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., Rand ITA Holdings Corp., and Rand Somerset Holdings Corp.

(31.1)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32.1)*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2024	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Daniel P. Penberthy
Daniel P. Penberthy / Chief Executive Office and President	March 5, 2024

(ii) Principal Accounting & Financial Officer:

/s/ Margaret W. Brechtel
Margaret W. Brechtel / Executive Vice President, Chief	March 5, 2024
Financial Officer and Treasurer

(iii) Directors:

/s/ Benjamin E. Godley
Benjamin E. Godley/ Director	March 5, 2024

/s/ Adam S. Gusky
Adam S. Gusky / Director	March 5, 2024

/s/ Cari L. Jaroslawsky
Cari L. Jaroslawsky / Director	March 5, 2024

/s/ Erland E. Kailbourne
Erland E. Kailbourne / Director	March 5, 2024

/s/ Robert M. Zak
Robert M. Zak / Director	March 5, 2024