Form 10-Q
period 2024-03-31
RAND CAPITAL CORP
filed 2024-05-13
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Investments at fair value:
Control investments (cost of $5,661,245 and $5,272,770, respectively)	$4,537,435	$4,148,960
Affiliate investments (cost of $46,960,202 and $45,720,974, respectively)	54,638,600	53,499,372
Non-Control/Non-Affiliate investments (cost of $24,282,868 and $17,371,862, respectively)	23,598,090	19,477,380
Total investments, at fair value (cost of $76,904,315 and $68,365,606, respectively)	82,774,125	77,125,712
Cash	759,183	3,295,321
Interest receivable	347,755	244,600
Prepaid income taxes	154,404	127,869
Deferred tax asset, net	65,815	39,179
Other assets	253,848	189,301
Total assets	$84,355,130	$81,021,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$302,480	$979,297
Accounts payable and accrued expenses	272,086	145,516
Line of credit (see Note 6)	19,200,000	16,250,000
Capital gains incentive fees	2,392,000	2,279,700
Deferred revenue	619,225	552,256
Total liabilities	22,785,791	20,206,769
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 3/31/24 and 12/31/23	264,892	264,892
Capital in excess of par value	55,801,170	55,801,170
Treasury stock, at cost: 67,895 shares at 3/31/24 and 12/31/23	(1,566,605)	(1,566,605)
Total distributable earnings	7,069,882	6,315,756
Total stockholders’ equity (net assets) (per share – 3/31/24: $23.85; 12/31/23: $23.56)	61,569,339	60,815,213
Total liabilities and stockholders’ equity (net assets)	$84,355,130	$81,021,982

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Investment income:
Interest from portfolio companies:
Control investments	$187,483	$150,916
Affiliate investments	1,166,085	787,821
Non-Control/Non-Affiliate investments	460,080	358,166
Total interest from portfolio companies	1,813,648	1,296,903
Interest from other investments:
Non-Control/Non-Affiliate investments	1,914	132
Total interest from other investments	1,914	132
Dividend and other investment income:
Affiliate investments	13,125	347,148
Non-Control/Non-Affiliate investments	138,710	127,595
Total dividend and other investment income	151,835	474,743
Fee income:
Control investments	4,516	3,900
Affiliate investments	73,720	67,842
Non-Control/Non-Affiliate investments	21,586	7,978
Total fee income	99,822	79,720
Total investment income	2,067,219	1,851,498
Expenses:
Base management fee (see Note 8)	302,595	245,393
Capital gains incentive fees (see Note 8)	112,300	291,000
Interest expense	390,020	158,400
Professional fees	232,307	170,975
Stockholders and office operating	69,028	64,304
Directors' fees	63,850	63,850
Administrative fees	38,167	37,250
Insurance	13,044	12,960
Corporate development	5,545	3,713
Total expenses	1,226,856	1,047,845
Net investment income before income taxes:	840,363	803,653
Income taxes, including excise tax expense	778	88,737
Net investment income	839,585	714,916
Net realized gain on sales and dispositions of investments:
Affiliate investments	—	58,329
Non-Control/Non-Affiliate investments	3,450,092	(4,941)
Net realized gain on sales and dispositions of investments	3,450,092	53,388
Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	(100,000)	—
Non-Control/Non-Affiliate investments	(2,790,296)	1,401,973
Net change in unrealized appreciation/depreciation on investments	(2,890,296)	1,401,973
Net realized and unrealized gain on investments	559,796	1,455,361
Net increase in net assets from operations	$1,399,381	$2,170,277
Weighted average shares outstanding	2,581,021	2,581,021
Basic and diluted net increase in net assets from operations per share	$0.54	$0.84

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net assets at beginning of period	$60,815,213	$57,721,320
Net investment income	839,585	714,916
Net realized gain on sales and dispositions of investments	3,450,092	53,388
Net change in unrealized appreciation/depreciation on investments	(2,890,296)	1,401,973
Net increase in net assets from operations	1,399,381	2,170,277
Declaration of dividend	(645,255)	(516,204)
Net assets at end of period	$61,569,339	$59,375,393

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash flows from operating activities:
Net increase in net assets from operations	$1,399,381	$2,170,277
Adjustments to reconcile net increase in net assets to net cash used in operating activities:
Investments in portfolio companies	(10,837,878)	(5,570,000)
Proceeds from sale of portfolio investments	3,503,186	268,329
Proceeds from loan repayments	2,581,906	300,000
Net realized gain on sales and dispositions of portfolio investments	(3,450,092)	(53,388)
Change in unrealized depreciation (appreciation) on investments	2,890,296	(1,401,973)
Deferred income tax benefit	(26,636)	(5,535)
Amortization	6,250	6,250
Original issue discount amortization	(7,002)	(7,752)
Non-cash conversion of debenture interest	(328,829)	(216,286)
Changes in operating assets and liabilities:
Increase in interest receivable	(103,155)	(1,154)
Increase in other assets	(70,797)	(2,863)
(Increase) decrease in prepaid income taxes	(26,535)	32,457
Increase in accounts payable and accrued expenses	126,570	30,980
Decrease in due to investment adviser	(676,817)	(316,453)
Increase in capital gains incentive fees payable	112,300	291,000
Increase in deferred revenue	66,969	64,481
Total adjustments	(6,240,264)	(6,581,907)
Net cash used in operating activities	(4,840,883)	(4,411,630)
Cash flows from financing activities:
Net proceeds from line of credit	2,950,000	5,400,000
Payment of cash dividend	(645,255)	(516,204)
Net cash provided by financing activities	2,304,745	4,883,796
Net (decrease) increase in cash	(2,536,138)	472,166
Cash:
Beginning of period	3,295,321	1,368,996
End of period	$759,183	$1,841,162

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 38.3% of net assets: (g) (j)
Ares Capital Corporation (n) NASDAQ: ARCC New York, NY. (BDC Investment Fund)	21,000 shares valued at $20.82 per share.	3/16/20	<1%	$267,140	$437,220	0.7%
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $9.30 per share.	8/13/20	<1%	333,352	372,000	0.6%
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,011,791	2,011,791	6.6%
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,011,791	2,011,791
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	Total Caitec			4,396,104	4,096,104
Carlyle Secured Lending Inc. (n) NASDAQ: CGBD New York, NY. (BDC Investment Fund)	86,000 shares valued at $16.28 per share.	8/13/20	<1%	899,749	1,400,080	2.3%
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $19.07 per share.	3/16/20	<1%	755,058	915,360	1.5%
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,429,503	1,429,503	2.3%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,429,566	1,429,566
HDI Acquisition LLC (Hilton Displays) (l)(p) Greenville, NC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,055,615	1,055,615	1.7%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	789,944	1.3%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l)(p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services) www.mattisonsalonsuites.com	$5,500,000 Term Note at 9% (+5% PIK) through July 1, 2024, thereafter 14%, due June 25, 2027.	3/28/24	0%	5,503,056	5,503,056	8.9%
Mountain Regional Equipment Solutions (m)(p)	$3,000,000 Term Note at 14% due January 16, 2029.	1/16/24	4%	2,943,000	2,943,000	5.2%
Salt Lake City, UT. Provider of maintenance,	37,991 Common Units.	1/16/24		204,545	204,545
safety, fluid transfer, and custom fabrication	Warrant for 1% Membership Interest.	1/16/24		60,000	60,000
products. (Distribution) www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,207,545	3,207,545

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and training	397,899 Common.	10/22/19		208,243	—
software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $6.88 per share.	8/13/20	<1%	892,212	1,341,600	2.2%
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$24,282,868	$23,598,090
Affiliate Investments – 88.7% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.8%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,394,953	6,394,953	12.0%
commercial kitchen renovations and new	15.4% Preferred Interest.	11/22/22		390,000	1,000,000
builds. (Professional and Business Services)	Total BMP Food Service Supply			6,784,953	7,394,953
www.foodservicesupply.com	(i) Interest Receivable $71,644
BMP Swanson Holdco, LLC (l)(m)(p) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.6%
variety of fire protection systems.	Preferred Membership Interest for 9.24%.	3/4/21		233,333	500,000
(Professional and Business Services)	Total BMP Swanson			1,933,448	2,200,115
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.8%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.2%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		449,325	449,325
(Professional and Business Services)	Total FCM Industries			3,829,325	3,829,325
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p)	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	11/18/19	8%	2,895,511	2,895,511	5.4%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
booth filter services for collision shops.	Total Filterworks			3,660,986	3,291,737
(Automotive)
www.autotality.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,080,018	3,080,018	6.6%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,080,018	4,080,018
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,354,978	3,354,978	7.1%
Oakland, NJ. Stocking distributor of controlled	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
expansion alloys, electronic grade nickels,	Total EFINEA			4,366,743	4,366,743
refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc. (e)(p) New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.0%
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	—
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	—
www.knoa.com
Mezmeriz, Inc. (e)(p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (h)(l)(p) Harrisonville, MO. A provider of branded tire	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	2,397,515	2,397,515	3.9%
pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	30,000
of a suite of proprietary hardware	Total Pressure Pro			2,427,515	2,427,515
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc. (p)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	1,500,000	8.5%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	504,710
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	250,000
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	175,000
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	399,274
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	250,000
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	45,000
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,090,000	2,090,000
	Total SciAps			5,213,984	5,213,984

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p) Coldwater, MI. Billiard supplies.	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	6,097,833	6,097,833	12.7%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,484,377	1,484,377
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			7,826,210	7,826,210
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	9%	600,000	4,559,500	17.1%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	812,800
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,400
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,500
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	876,800
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
www.tilsontech.com	Total Tilson			3,100,015	10,550,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$46,960,202	$54,638,600
Control Investments - 7.4% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,297,808 Third Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	2,864,212	2,864,212	7.4%
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,673,223	1,673,223
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			5,661,245	4,537,435
Subtotal Control Investments				$5,661,245	$4,537,435
TOTAL INVESTMENTS – 134.4%				$76,904,315	$82,774,125
LIABILITIES IN EXCESS OF OTHER ASSETS - (34.4%)					(21,204,786)
NET ASSETS – 100%					$61,569,339

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At March 31, 2024, restricted securities represented 95% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2024, ASC 820 designates 95% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of March 31, 2024, the total cost of investment securities was approximately $76.9 million. Net unrealized appreciation was approximately $5.9 million, which was comprised of $11.3 million of unrealized appreciation of investment securities and ($5.5) million of unrealized depreciation of investment securities. At March 31, 2024, the aggregate gross unrealized gain for federal income tax purposes was $11.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.2) million. The net unrealized gain for federal income tax purposes was $7.4 million based on a tax cost of $75.4 million.
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
(m)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation for federal income tax and Regulated Investment Company (RIC) compliance purposes.
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Corporation’s total assets, 6.27% were non-qualifying assets as of March 31, 2024.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Third Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$2,496,708	$—	$367,504	$—	$2,864,212	$—	$118,698
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,652,252	—	20,971	—	1,673,223	—	73,301
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	4,148,960	—	388,475	—	4,537,435	—	191,999
	Total Control Investments	$4,148,960	$—	$388,475	$—	$4,537,435	$—	$191,999
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$45,762
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	45,762
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	6,394,953	—	—	—	6,394,953	—	217,634
	15.4% Preferred Interest.	1,000,000	—	—	—	1,000,000	—	—
	Total FSS	7,394,953	—	—	—	7,394,953	—	217,634
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,700,115	—	—	—	1,700,115	—	53,237
	Preferred Membership Interest for 9.24%.	500,000	—	—	—	500,000	—	—
	Total BMP Swanson	2,200,115	—	—	—	2,200,115	—	53,237
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,708,000	—	—	—	1,708,000	—	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	114,871
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	438,156	—	11,169	—	449,325	—	11,169
	Total FCM	3,818,156	—	11,169	—	3,829,325	—	126,040
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	2,880,946	—	14,565	—	2,895,511	—	107,949
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,277,172	—	14,565	—	3,291,737	—	107,949
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,049,187	—	30,831	—	3,080,018	—	126,323
	1,000,000 Class A Units.	1,000,000	—	—	—	1,000,000	—	—
	Total All About People	4,049,187	—	30,831	—	4,080,018	—	126,323
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	3,338,074	—	16,904	—	3,354,978	—	121,618
	75.3 Class B Preferred Units.	1,011,765	—	—	—	1,011,765	—	—
	Total INEA	4,349,839	—	16,904	—	4,366,743	—	121,618

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	100,000	(100,000)	—	—	—	—	—
	Total Knoa	100,000	(100,000)	—	—	—	—	—
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	3,063,436	—	21,515	(687,436)	2,397,515	—	135,561
	Warrant for 10% Membership Interest.	30,000	—	—	—	30,000	—	—
	Total Pressure Pro	3,093,436	—	21,515	(687,436)	2,427,515	—	135,561
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,090,000	—	—	—	2,090,000	—	62,700
	Total SciAps	5,213,984	—	—	—	5,213,984	—	62,700
Seybert’s Billiards Corporation	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	4,274,917	—	1,822,916	—	6,097,833	—	187,241
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,475,613	—	8,764	—	1,484,377	—	55,740
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,994,530	—	1,831,680	—	7,826,210	—	242,981
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	13,125
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	250,000	—	—	—	250,000	—	—
	Total Tilson	10,550,000	—	—	—	10,550,000	—	13,125
	Total Affiliate Investments	$53,499,372	$(100,000)	$1,926,664	$(687,436)	$54,638,600	$—	$1,252,930
	Total Control and Affiliate Investments	$57,648,332	$(100,000)	$2,315,139	$(687,436)	$59,176,035	$—	$1,444,929

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2024 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2024
Professional and Business Services	43.3%
Manufacturing	20.2
Consumer Product	14.5
Distribution	9.1
BDC Investment Funds	5.4
Automotive	4.0
Software	3.5
Total Investments	100%

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
www.swansonfire.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.8%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.3%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		438,156	438,156
(Professional and Business Services)	Total FCM Industries			3,818,156	3,818,156
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p)	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	11/18/19	8%	2,880,946	2,880,946	5.4%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
booth filter services for collision shops.	Total Filterworks			3,646,421	3,277,172
(Automotive)
www.autotality.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,049,187	3,049,187	6.7%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,049,187	4,049,187
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,338,074	3,338,074	7.1%
Oakland, NJ. Stocking distributor of controlled	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
expansion alloys, electronic grade nickels,	Total EFINEA			4,349,839	4,349,839
refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc. (e)(p) New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
management and performance (EMP) solutions	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
utilizing enterprise applications. (Software)	Total Knoa			1,229,155	100,000
www.knoa.com
Mezmeriz, Inc. (e)(p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
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
(f)
As of December 31, 2023, the total cost of investment securities was approximately $68.4 million. Net unrealized appreciation was approximately $8.8 million, which was comprised of $14.1 million of unrealized appreciation of investment securities and ($5.4) million of unrealized depreciation of investment securities. At December 31, 2023, the aggregate gross unrealized gain for federal income tax purposes was $14.1 million and the aggregate gross unrealized loss for federal income tax purposes was ($4.2) million. The net unrealized gain for federal income tax purposes was $9.9 million based on a tax cost of $68 million.
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
(m)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation for federal income tax and Regulated Investment Company (RIC) compliance purposes.
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Corporation’s total assets, 5.38% were non-qualifying assets as of December 31, 2023.
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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at March 31, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of our investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2023 and is now set to expire on December 31, 2024. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2023 and is now set to expire on December 31, 2024. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2024 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We are an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

The Board declared the following quarterly cash dividend during the three months ended March 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at March 31, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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
Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

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

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses as of March 31, 2024 or December 31, 2023.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company monitoring fees and income associated with portfolio company loan modification fees.

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

Original Issue Discount – Investments may include “original issue discount”, or OID. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid during the three months ended March 31, 2024 and 2023 were $53,949 and $61,814, respectively. Interest paid during the three months ended March 31, 2024 and 2023 was $377,857 and $122,383, respectively. The Corporation converted $328,829 and $216,286 of interest receivable into investments during the three months ended March 31, 2024 and 2023, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2024 and December 31, 2023, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On May 7, 2024, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through May 7, 2025, and replaces the share repurchase authorization that was previously approved by the Board in April 2023. No shares of Rand's common stock were repurchased by the Corporation during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Income Taxes – The Corporation elected to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. If the Corporation continues to qualify as a RIC and continues to satisfy the annual distribution requirement, the Corporation will not have to pay corporate level U.S. federal income taxes on any income that the Corporation distributes to its stockholders.

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

Accordingly, as of March 31, 2024 and December 31, 2023, the valuation allowance against the Corporation's U.S. federal deferred tax assets was $131,338.

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2024 or December 31, 2023.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the three months ended March 31, 2024. The Corporation incurred $24,543 in federal excise tax expense during the three months ended March 31, 2023.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the three months ended March 31, 2024 or 2023.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2024
Tilson Technology Management, Inc. (Tilson)	13%
Seybert’s Billiards Corporation (Seybert’s)	9%
BMP Food Service Supply Holdco, LLC (FSS)	9%
Mattison Avenue Holdings LLC (Mattison)	7%
SciAps, Inc. (Sciaps)	6%

December 31, 2023
Tilson	14%
FSS	10%
Seybert's	8%
Sciaps	7%
Inter-National Electronic Alloys LLC (INEA)	6%

Recent Accounting Pronouncements – In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Corporation is currently evaluating the potential effect that updated standard will have on its financial statement disclosures.

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
•
Equity securities may be valued using the “cost approach”, “market approach” or “income approach.” The cost approach uses estimates of the liquidation value of the portfolio companies’ assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities. The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor. The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At March 31, 2024, 5% of the Corporation’s investments were Level 1 investments and 95% were Level 3 investments. At December 31, 2023, 9% of the Corporation’s investments were Level 1 investments and 91% were Level 3 investments. There were no Level 2 investments at March 31, 2024 or December 31, 2023.

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
•
Current information regarding any offers to purchase the investment, or recent financing transactions;
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

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically privately-held, lower middle market companies and these industry standards may be adjusted to more closely match the specific financial and operational characteristics of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2024:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$72,522	$—	$700,000	$364,608	$1,137,130
Non-Control/Non-Affiliate Loan and Debt	10,582,253	4,469,447	—	2,943,000	17,994,700
Total Non-Control/Non-Affiliate	$10,654,775	$4,469,447	$700,000	$3,307,608	$19,131,830
Affiliate Equity	$5,889,991	$—	$3,123,984	$10,550,000	$19,563,975
Affiliate Loan and Debt	31,234,625	—	2,090,000	1,750,000	35,074,625
Total Affiliate	$37,124,616	$—	$5,213,984	$12,300,000	$54,638,600
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	4,537,435	—	—	4,537,435
Total Control	$—	$4,537,435	$—	$—	$4,537,435
Total Level 3 Investments	$47,779,391	$9,006,882	$5,913,984	$15,607,608	$78,307,865

Range	4X - 7X	1X	1.5X - 3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.4X	1X	1.7X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2024:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$16,554,132	$—	$—	$16,554,132
Debt investments	41,052,628	—	—	41,052,628
Equity investments	25,167,365	4,466,260	—	20,701,105
Total	$82,774,125	$4,466,260	$—	$78,307,865

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2023:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,417,977	$—	$—	$12,417,977
Debt investments	36,861,525	—	—	36,861,525
Equity investments	27,846,210	7,309,650	—	20,536,560
Total	$77,125,712	$7,309,650	$—	$69,816,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Unrealized losses included in net change in net assets from operations:
Knoa Software, Inc. (Knoa)	—	—	(100,000)	(100,000)
Total unrealized losses	—	—	(100,000)	(100,000)
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	139,094	—	—	139,094
FCM Industries Holdco LLC (First Coast Mulch)	—	11,169	—	11,169
Filterworks Acquisition USA, LLC (Filterworks)	—	14,565	—	14,565
GoNoodle, Inc. (GoNoodle)	—	3,565	—	3,565
HDI Acquisition LLC (Hilton Displays)	—	5,310	—	5,310
Highland All About People Holdings, Inc. (All About People)	—	30,831	—	30,831
Inter-National Electronic Alloys LLC (INEA)	—	16,904	—	16,904
ITA Acquisition, LLC (ITA)	388,475	—	—	388,475
Mattison Avenue Holdings LLC (Mattison)	5,503,056	—	—	5,503,056
Mountain Regional Equipment Solutions (MRES)	—	2,943,000	264,545	3,207,545
Pressure Pro, Inc. (Pressure Pro)	—	21,515	—	21,515
Seybert’s Billiards Corporation (Seybert’s)	—	1,831,680	—	1,831,680
Total purchases of securities/changes to securities/non-cash conversions	6,030,625	4,878,539	264,545	11,173,709
Repayments and sales of securities:
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(687,436)	—	(687,436)
Total repayments and sales of securities	(1,894,470)	(687,436)	—	(2,581,906)
Ending balance March 31, 2024, of Level 3 Assets	$16,554,132	$41,052,628	$20,701,105	$78,307,865

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(100,000)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
Microcision, LLC (Microcision)	—	—	58,329	58,329
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Total realized gains, net	—	—	53,388	53,388
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	18,310	—	—	18,310
DSD Operating, LLC (DSD)	15,699	—	—	15,699
Filterworks Acquisition USA, LLC (Filterworks)	—	72,410	—	72,410
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
GoNoodle, Inc. (GoNoodle)	—	3,529	—	3,529
HDI Acquisition LLC (Hilton Displays)	—	6,639	—	6,639
ITA Acquisition, LLC (ITA)	44,387	—	—	44,387
Mattison Avenue Holdings LLC (Mattison)	9,283	—	—	9,283
Pressure Pro, Inc. (Pressure Pro)	—	2,989,250	30,000	3,019,250
Seybert’s Billiards Corporation (Seybert’s)	—	30,781	—	30,781
SciAps, Inc. (Sciaps)	—	3,750	—	3,750
Social Flow	—	—	4,941	4,941
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	87,679	5,426,359	284,941	5,798,979
Repayments and sales of securities:
FSS	—	—	(210,000)	(210,000)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Total repayments and sales of securities	—	(300,000)	(268,329)	(568,329)
Ending balance March 31, 2023, of Level 3 Assets	$14,666,030	$24,708,975	$21,005,744	$60,380,749

Change in unrealized appreciation/depreciation included in earnings related to investments still held at reporting date				$—

Note 4. OTHER ASSETS

At March 31, 2024 and December 31, 2023, other assets was comprised of the following:

	March 31, 2024	December 31, 2023
Dividends receivable	$101,655	$85,090
Deferred financing fees, net	81,250	87,500
Prepaid expenses	70,943	16,711
Total other assets	$253,848	$189,301

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2024 or December 31, 2023.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $5,800,000 at March 31, 2024.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2024, the Corporation's applicable interest rate was 8.84%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of March 31, 2024, the Corporation is in compliance with all covenants.

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

The outstanding balance drawn on the Credit Facility at March 31, 2024 and December 31, 2023 was $19,200,000 and $16,250,000, respectively. The unamortized closing fee was $81,250 and $87,500 as of March 31, 2024 and December 31, 2023, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during both the three months ended March 31, 2024 and 2023 was $6,250.

For the three months ended March 31, 2024 and 2023, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Average debt outstanding	$17,276,374	$6,873,333
Weighted average interest rate	8.83%	8.17%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three months ended March 31, 2024 and 2023, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	1,399,381	1,399,381
March 31, 2024	$264,892	$55,801,170	$(1,566,605)	$7,069,882	$61,569,339

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(516,204)	(516,204)
Net increase in net assets from operations	—	—	—	2,170,277	2,170,277
March 31, 2023	$264,892	$51,464,267	$(1,566,605)	$9,212,839	$59,375,393

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

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three months ended March 31, 2024 and 2023, the Base Management Fee was $302,595 and $245,393, respectively. At March 31, 2024 and December 31, 2023, the Corporation had $302,480 and $287,297 payable, respectively, for the Base Management Fees on its Consolidated Statements of Financial Position.

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

For the three months ended March 31, 2024 and 2023, there were no Income Based Fees earned under the Investment Management Agreement.

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

For purposes of calculating the amount of the capital gains incentive fee accrual to be included as part of a company’s financial statements, GAAP requires a company to consider, as part of such calculation, the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments. As a result, the capital gains incentive fee accrual under GAAP is calculated using the both the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. However, unrealized capital appreciation is not used by the Corporation as part of the calculation to determine the amount of the Capital Gains Fee actually payable to RCM under the terms of the Investment Management Agreement. There can be no assurances that such unrealized capital appreciation will be realized in the future.

As of March 31, 2024, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2024.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $2,392,000 at March 31, 2024, which represents the fee that would be due based on net portfolio appreciation. The $2,392,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statement of Financial Position at March 31, 2024. At December 31, 2023, there was an accrual of $2,971,700 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $692,000 and $2,279,700 that would be due based on net portfolio appreciation at December 31, 2023. The $692,000 capital gains fee payable is recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2023, and was paid to RCM during the three months ended March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Corporation recorded administrative fees of $38,167 and $37,250, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Three months ended March 31, 2024 (Unaudited) *	Three months ended March 31, 2023 (Unaudited) *
Net asset value, beginning of period	23.56	22.36
Income from operations (1):
Net investment income	0.32	0.28
Net realized gains	1.34	0.02
Net unrealized (depreciation) appreciation	(1.12)	0.54
Increase in net assets from operations	0.54	0.84
Payment of cash dividend	(0.25)	(0.20)
Increase in net assets	0.29	0.64
Net asset value, end of period	$23.85	$23.00
Per share market price, end of period	$13.97	$13.42
Total return based on market value (2)	9.47%	2.25%
Total return based on net asset value (3)	2.30%	3.76%
Supplemental data:
Ratio of expenses before income taxes to average net assets (4)	8.02%	7.16%
Ratio of expenses including income taxes to average net assets (4)	8.02%	7.76%
Ratio of net investment income to average net assets (4)	5.49%	4.88%
Portfolio turnover	13.56%	8.59%
Debt/equity ratio	31.18%	13.39%
Net assets, end of period	$61,569,339	$59,375,393

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

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on May 8, 2024, Rand's Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about June 14, 2024 to shareholders of record as of May 31, 2024.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable for 2024; and statements regarding our compliance with the RIC requirements as of March 31, 2024, and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at March 31, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2023 and is now set to expire on December 31, 2024. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2023 and is now set to expire on December 31, 2024. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2024 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2024, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. We must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board of Directors has typically declared a quarterly cash dividend since the RIC election.

Our Board of Directors declared the following quarterly cash dividend during the three months ended March 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	March 31, 2024	December 31, 2023	Increase	% Increase
Total assets	$84,355,130	$81,021,982	$3,333,148	4.1%
Total liabilities	22,785,791	20,206,769	2,579,022	12.8%
Net assets	$61,569,339	$60,815,213	$754,126	1.2%

Net asset value per share (NAV) was $23.85 at March 31, 2024 and $23.56 at December 31, 2023.

Cash approximated 1.2% of net assets at March 31, 2024, as compared to 5.4% of net assets at December 31, 2023.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2024, there was $19,200,000 drawn on the Credit Facility and the applicable interest rate was 8.84%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	March 31, 2024	December 31, 2023	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$76,904,315	$68,365,606	$8,538,709	12.5%
Unrealized appreciation, net	5,869,810	8,760,106	(2,890,296)	(33.0)%
Investments, at fair value	$82,774,125	$77,125,712	$5,648,413	7.3%

Our total investments at fair value, as determined by RCM and approved by our Board of Directors, approximated 134% of net assets at March 31, 2024 as compared to approximately 127% of net assets at December 31, 2023.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We have in the past also invested in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments during the three months ended March 31, 2024, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Mattison Avenue Holdings, LLC (Mattison)	$5,500,000
Mountain Regional Equipment Solutions (MRES)	3,204,545
Seybert’s Billiards Corporation (Seybert's)	1,800,000
ITA Acquisition, LLC (ITA)	333,333
Total of new investments	10,837,878
Other changes to investments:
Caitec, Inc. (Caitec) interest conversion	139,094
ITA interest conversion	55,142
Seybert’s OID amortization and interest conversion	31,680
Highland All About People Holdings, Inc. (All About People) interest conversion	30,831
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	21,515
Inter-National Electronic Alloys LLC (INEA) interest conversion	16,904
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	14,565
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	11,169
HDI Acquisition LLC (Hilton Displays) interest conversion	5,310
GoNoodle, Inc. (GoNoodle) interest conversion	3,565
Mattison interest conversion	3,056
MRES OID amortization	3,000
Total of other changes to investments	335,831
Investments repaid, sold, liquidated or converted:
ACV Auctions, Inc. (ACV) sale	(53,094)
Pressure Pro debt repayment	(687,436)
Mattison debt repayment	(1,894,470)
Total of investments repaid, sold, liquidated or converted	(2,635,000)
Net change in investments, at cost	$8,538,709

Results of Operations

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

Investment Income

	Three months ended March 31, 2024	Three months ended March 31, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,813,648	$1,296,903	$516,745	39.8%
Interest from other investments	1,914	132	1,782	NM
Dividend and other investment income	151,835	474,743	(322,908)	(68.0)%
Fee income	99,822	79,720	20,102	25.2%
Total investment income	$2,067,219	$1,851,498	$215,721	11.7%

NM - Not meaningful

The total investment income during the three months ended March 31, 2024 was received from 24 portfolio companies. For the three months ended March 31, 2023, total investment income was received from 23 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 40% higher during the three months ended March 31, 2024 versus the same period in 2023 due to the fact that we originated more interest yielding investments during the last year. The new debt instruments were originated from BMP Food Service Supply Holdco, LLC (FSS), First Coast Mulch, All About People, INEA, ITA, Mattison, MRES, and Seybert's.

Interest from other investments - The increase in interest from other investments is primarily due to higher yields on cash balances during the three months ended March 31, 2024 versus the same period in 2023.

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

	Three months ended March 31, 2024	Three months ended March 31, 2023
Carlyle Secured Lending Inc. (Carlyle)	$41,280	$37,840
PennantPark Investment Corporation (Pennantpark)	40,950	36,075
FS KKR Capital Corp. (FS KKR)	36,000	33,600
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Barings BDC, Inc. (Barings)	10,400	10,000
Ares Capital Corporation (Ares)	10,080	10,080
Carolina Skiff LLC (Carolina Skiff)	—	299,173
Knoa Software, Inc. (Knoa)	—	34,850
Total dividend and other investment income	$151,835	$474,743

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

The income associated with the amortization of financing fees was $49,031 and $37,720 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we recognized a loan monitoring fee of $20,000 from our investment in Pressure Pro, a prepayment fee of $10,982 from our investment in Pressure Pro, a loan monitoring fee of $8,814 from our investment in Mattison, a loan monitoring fee of $5,995 from our investment in Filterworks, and a loan modification fee of $5,000 from our investment in Lumious. During the three months ended March 31, 2023, we recognized a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure Pro, and a loan modification fee of $2,000 from our investment in Lumious.

Expenses

	Three months ended March 31, 2024	Three months ended March 31, 2023	Increase	% Increase
Total expenses	$1,226,856	$1,047,845	$179,011	17.1%

The increase in total expenses during the three months ended March 31, 2024 versus the same period in 2023 was primarily due to a $231,620 increase in interest expense, a $61,332 increase in professional fees, and a $57,202 increase in Base Management Fees payable to RCM. These increases were offset by a $178,700 decrease in the capital gains incentive fee expense.

The increase in interest expense resulted from higher average outstanding debt balances during the three months ended March 31, 2024 versus the same period in 2023 under the Credit Facility. Interest expense for the three months ended March 31, 2024 and 2023 was $390,020 and $158,400, respectively.

Professional fees expense increased by $61,332 during the three months ended March 31, 2024, versus the same period in 2023, as we incurred increased fees associated with the complex regulatory environment in which we operate.

The base management fee payable to RCM is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee payable to RCM will increase accordingly. The base management fee for the three months ended March 31, 2024 and 2023 was $302,595 and $245,393, respectively.

The capital gains incentive fee accrual during the three months ended March 31, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are actually realized.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended March 31, 2024 and 2023 was $839,585 and $714,916, respectively.

Realized Gain on Investments

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change
Realized gain on investments before income taxes	$3,450,092	$53,388	$3,396,704

During the three months ended March 31, 2024, we recognized a net realized gain of $3,450,092 on the sale of 194,934 shares of Class A common stock of ACV. As of March 31, 2024, we no longer hold any shares of ACV.

During the three months ended March 31, 2023, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. In addition, during the during the three months ended March 31, 2023, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$(2,890,296)	$1,401,973	$(4,292,269)

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2024, was comprised of the following:

Three months ended March 31, 2024
Carlyle	$113,520
Barings	28,800
Ares	16,590
Pennantpark	(5,850)
FS KKR	(43,200)
Knoa	(100,000)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(2,890,296)

Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investment in ACV during the three months ended March 31, 2024.

The valuation of our investment in Knoa, during the three months ended March 31, 2024, was decreased after a review of their commercial and financial operations.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2023, was comprised of the following:

Three months ended March 31, 2023
ACV	$1,515,420
FS KKR	48,000
Ares	(9,030)
Barings	(12,800)
Carlyle	(54,467)
Pennantpark	(85,150)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$1,401,973

ACV, Ares, Barings, Carlyle, FS KKR, and Pennantpark are all publicly traded stocks, and as such, were marked to market at the end of the quarter, using the closing price on the last trading day of the quarter.

All of the valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board of Directors, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the three months ended March 31, 2024 and 2023 was $1,399,381 and $2,170,277, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of March 31, 2024, our total liquidity consisted of approximately $759,000 in cash and $5,800,000 remaining availability on our Credit Facility. In addition, we hold publicly traded equity securities of several BDCs, which are available for future liquidity requirements.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at March 31, 2024 was $19,200,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $5,800,000 at March 31, 2024.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At March 31, 2024, our applicable interest rate was 8.84%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit

Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at March 31, 2024. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the three months ended March 31, 2024, we experienced a net decrease in cash of approximately $2,536,000, which is a net effect of approximately $4,841,000 of cash used in our operating activities and approximately $2,305,000 provided by our financing activities.

The $4,841,000 of cash used in our operating activities during the three months ended March 31, 2024, resulted primarily from approximately $10,838,000 to fund new or follow-on portfolio company investments, approximately $329,000 in non-cash interest income, approximately $200,000 net increase in operating assets and an approximately $371,000 net decrease in operating liabilities. This was partially offset by net investment income of approximately $840,000 and approximately $6,085,000 from the sales of equity investments and repayments of debt investments.

Net cash flow provided by financing activities during the three months ended March 31, 2024 was approximately $2,305,000. This is comprised of $2,950,000 borrowed on the Credit Facility and approximately $645,000 in dividends paid to shareholders.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of March 31, 2024, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of March 31, 2024, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of March 31, 2024. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(192,000)	$(384,000)	$(576,000)
Decrease in interest rate	192,000	384,000	576,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at March 31, 2024, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including borrowing under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2024 – 1/31/2024	—	—	—	$1,500,000
2/1/2024 – 2/29/2024	—	—	—	$1,500,000
3/1/2024 – 3/31/2024	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the quarter.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On May 7, 2024 the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until May 7, 2025.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 13, 2024

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: May 13, 2024

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)