Form 10-Q
period 2024-06-30
RAND CAPITAL CORP
filed 2024-08-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _______

Commission File Number: 814-00235

Rand Capital Corporation

(Exact Name of Registrant as specified in its Charter)

New York	16-0961359
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

14 Lafayette Square, Suite 1405, Buffalo, NY	14203
(Address of Principal executive offices)	(Zip Code)

(716) 853-0802

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	RAND	Nasdaq Capital Market

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

As of August 6, 2024, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Investments at fair value:
Control investments (cost of $5,721,856 and $5,272,770, respectively)	$4,598,046	$4,148,960
Affiliate investments (cost of $45,250,676 and $45,720,974, respectively)	61,779,019	53,499,372
Non-Control/Non-Affiliate investments (cost of $22,449,599 and $17,371,862, respectively)	20,693,902	19,477,380
Total investments, at fair value (cost of $73,422,131 and $68,365,606, respectively)	87,070,967	77,125,712
Cash	2,293,226	3,295,321
Interest receivable	516,617	244,600
Prepaid income taxes	149,863	127,869
Deferred tax asset, net	174,053	39,179
Other assets	584,343	189,301
Total assets	$90,789,069	$81,021,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$322,672	$979,297
Accounts payable and accrued expenses	108,358	145,516
Line of credit (see Note 6)	17,200,000	16,250,000
Capital gains incentive fees	4,033,000	2,279,700
Deferred revenue	566,423	552,256
Total liabilities	22,230,453	20,206,769
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 6/30/24 and 12/31/23	264,892	264,892
Capital in excess of par value	55,801,170	55,801,170
Treasury stock, at cost: 67,895 shares at 6/30/24 and 12/31/23	(1,566,605)	(1,566,605)
Total distributable earnings	14,059,159	6,315,756
Total stockholders’ equity (net assets) (per share – 6/30/24: $26.56; 12/31/23: $23.56)	68,558,616	60,815,213
Total liabilities and stockholders’ equity (net assets)	$90,789,069	$81,021,982

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Investment income:
Interest from portfolio companies:
Control investments	$198,885	$179,922	$386,368	$330,838
Affiliate investments	1,192,116	941,201	2,358,201	1,729,022
Non-Control/Non-Affiliate investments	604,226	352,417	1,064,306	710,583
Total interest from portfolio companies	1,995,227	1,473,540	3,808,875	2,770,443
Interest from other investments:
Non-Control/Non-Affiliate investments	144	104	2,058	236
Total interest from other investments	144	104	2,058	236
Dividend and other investment income:
Affiliate investments	13,125	59,677	26,250	406,825
Non-Control/Non-Affiliate investments	60,050	132,920	198,760	260,515
Total dividend and other investment income	73,175	192,597	225,010	667,340
Fee income:
Control investments	4,516	4,311	9,032	8,211
Affiliate investments	54,815	138,902	128,535	206,744
Non-Control/Non-Affiliate investments	8,272	5,978	29,858	13,956
Total fee income	67,603	149,191	167,425	228,911
Total investment income	2,136,149	1,815,432	4,203,368	3,666,930
Expenses:
Base management fee (see Note 8)	322,672	255,867	625,267	501,260
Capital gains incentive fees (see Note 8)	1,641,000	491,000	1,753,300	782,000
Interest expense	393,172	258,912	783,192	417,312
Professional fees	91,460	100,307	323,767	271,282
Stockholders and office operating	82,667	85,080	151,695	149,384
Directors' fees	66,550	67,391	130,400	131,241
Administrative fees	40,000	37,250	78,167	74,500
Insurance	10,380	10,380	23,424	23,340
Corporate development	4,881	554	10,426	4,267
Total expenses	2,652,782	1,306,741	3,879,638	2,354,586
Net investment (loss) income before income taxes:	(516,633)	508,691	323,730	1,312,344
Income taxes, including excise tax expense	562	16,061	1,340	104,798
Net investment (loss) income	(517,195)	492,630	322,390	1,207,546
Net realized gain on sales and dispositions of investments:
Affiliate investments	(831,891)	2,537,765	(831,891)	2,596,094
Non-Control/Non-Affiliate investments	1,259,999	1,280,482	4,710,091	1,275,541
Net realized gain on sales and dispositions of investments, before income taxes	428,108	3,818,247	3,878,200	3,871,635
Income tax expense	—	338,158	—	338,158
Net realized gain on sales and dispositions of investments	428,108	3,480,089	3,878,200	3,533,477
Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	8,849,945	(886,698)	8,749,945	(886,698)
Non-Control/Non-Affiliate investments	(1,070,919)	(480,572)	(3,861,215)	921,401
Change in unrealized appreciation/depreciation before income taxes	7,779,026	(1,367,270)	4,888,730	34,703
Deferred income tax benefit	(47,834)	(66,441)	(47,834)	(66,441)
Net change in unrealized appreciation/depreciation on investments	7,826,860	(1,300,829)	4,936,564	101,144
Net realized and unrealized gain on investments	8,254,968	2,179,260	8,814,764	3,634,621
Net increase in net assets from operations	$7,737,773	$2,671,890	$9,137,154	$4,842,167
Weighted average shares outstanding	2,581,021	2,581,021	2,581,021	2,581,021
Basic and diluted net increase in net assets from operations per share	$3.00	$1.04	$3.54	$1.88

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Net assets at beginning of period	$61,569,339	$59,375,393	$60,815,213	$57,721,320
Net investment (loss) income	(517,195)	492,630	322,390	1,207,546
Net realized gain on sales and dispositions of investments	428,108	3,480,089	3,878,200	3,533,477
Net change in unrealized appreciation/depreciation on investments	7,826,860	(1,300,829)	4,936,564	101,144
Net increase in net assets from operations	7,737,773	2,671,890	9,137,154	4,842,167
Declaration of dividend	(748,496)	(645,255)	(1,393,751)	(1,161,459)
Net assets at end of period	$68,558,616	$61,402,028	$68,558,616	$61,402,028

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash flows from operating activities:
Net increase in net assets from operations	$9,137,154	$4,842,167
Adjustments to reconcile net increase in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(10,945,497)	(10,260,000)
Proceeds from sale of portfolio investments	7,219,550	5,907,298
Proceeds from loan repayments	3,356,760	3,511,481
Net realized gain on sales and dispositions of portfolio investments	(3,878,200)	(3,871,635)
Change in unrealized appreciation on investments	(4,888,730)	(34,703)
Deferred income tax benefit	(134,874)	(146,666)
Amortization	12,500	12,500
Original issue discount amortization	(14,004)	(13,004)
Non-cash conversion of debenture interest	(795,134)	(521,980)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(272,017)	8,751
Increase in other assets	(407,542)	(254,678)
(Increase) decrease in prepaid income taxes	(21,994)	76,396
Increase in income taxes payable	—	253,870
(Decrease) increase in accounts payable and accrued expenses	(37,158)	13,303
Decrease in due to investment adviser	(656,625)	(306,354)
Increase in capital gains incentive fees payable	1,753,300	782,000
Increase in deferred revenue	14,167	50,118
Total adjustments	(9,695,498)	(4,793,303)
Net cash (used in) provided by operating activities	(558,344)	48,864
Cash flows from financing activities:
Net proceeds from line of credit	950,000	8,100,000
Payment of cash dividend	(1,393,751)	(1,161,459)
Net cash (used in) provided by financing activities	(443,751)	6,938,541
Net (decrease) increase in cash	(1,002,095)	6,987,405
Cash:
Beginning of period	3,295,321	1,368,996
End of period	$2,293,226	$8,356,401

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 30.2% of net assets: (g) (j)
Barings BDC, Inc. (n) NYSE: BBDC New York, NY. (BDC Investment Fund)	40,000 shares valued at $9.73 per share.	8/13/20	<1%	333,352	389,200	0.6%
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,083,829	2,083,829	6.2%
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,083,829	2,083,829
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	Total Caitec			4,540,180	4,240,180
FS KKR Capital Corp. (n) NYSE: FSK Philadelphia, PA. (BDC Investment Fund)	48,000 shares valued at $19.73 per share.	3/16/20	<1%	755,058	947,040	1.4%
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,433,077	1,433,077	2.1%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,433,140	1,433,140
HDI Acquisition LLC (Hilton Displays) (l)(p) Greenville, SC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,060,951	1,060,951	1.5%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	789,944	1.2%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (l)(p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services) www.mattisonsalonsuites.com	$5,500,000 Term Note at 9% (+5% PIK) through July 1, 2024, thereafter 14%, due June 25, 2027.	3/28/24	0%	5,572,902	5,572,902	8.1%
Mountain Regional Equipment Solutions (m)(p)	$3,000,000 Term Note at 14% due January 16, 2029.	1/16/24	4%	2,946,000	2,946,000	4.7%
Salt Lake City, UT. Provider of maintenance,	37,991 Common Units.	1/16/24		204,545	204,545
safety, fluid transfer, and custom fabrication	Warrant for 1% Membership Interest.	1/16/24		60,000	60,000
products. (Distribution) www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,210,545	3,210,545
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.3%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.1%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.0%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$22,449,599	$20,693,902
Affiliate Investments – 90.1% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision imaged optical components and calibration	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.5%
standards for a wide range of industries and	Warrant for 1,167 shares.	12/31/21		—	—
applications. (Manufacturing)	Total Applied Image			1,750,000	1,750,000
www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,360,115	6,360,115	10.9%
commercial kitchen renovations and new	15.4% Preferred Interest.	11/22/22		497,619	1,107,619
builds. (Professional and Business Services)	Total BMP Food Service Supply			6,857,734	7,467,734
www.foodservicesupply.com
BMP Swanson Holdco, LLC (m)(p) Plano, TX. Designs, installs, and maintains	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.2%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.24%.	3/4/21		233,333	500,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,200,115
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.5%
fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	5.6%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		460,779	460,779
(Professional and Business Services)	Total FCM Industries			3,840,779	3,840,779
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p)	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	11/18/19	8%	2,983,342	2,983,342	4.6%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	163,620
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	36,380
booth filter services for collision shops.	Total Filterworks			3,748,817	3,183,342
(Automotive)
www.autotality.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,111,160	3,111,160	6.0%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,111,160	4,111,160
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,363,466	3,363,466	6.4%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
controlled expansion alloys, electronic grade	Total EFINEA			4,375,231	4,375,231
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mezmeriz, Inc. (e)(p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
Ithaca, NY. Technology company developing novel reality capture tools for 3D mapping, reality modeling, object tracking and classification. (Electronics Developer)
www.mezmeriz.com
Pressure Pro, Inc. (h)(l)(p) Harrisonville, MO. A provider of branded	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	1,673,621	1,673,621	3.2%
tire pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	500,000
of a suite of proprietary hardware	Total Pressure Pro			1,703,621	2,173,621
and software. (Manufacturing)
www.pressurepro.us
SciAps, Inc. (p)	187,500 Series A Preferred.	7/12/13	6%	1,500,000	4,182,160	15.7%
Woburn, MA. Instrumentation company	274,299 Series A1 Convertible Preferred.	4/4/14		504,710	1,407,185
producing portable analytical devices using	117,371 Series B Convertible Preferred.	8/31/15		250,000	697,027
XRF, LIBS and RAMAN spectroscopy to	113,636 Series C Convertible Preferred.	4/7/16		175,000	487,918
identify compounds, minerals, and elements.	369,698 Series C1 Convertible Preferred.	4/7/16		399,274	1,113,218
(Manufacturing)	147,059 Series D Convertible Preferred.	5/9/17		250,000	697,027
www.sciaps.com	Warrant to purchase Series D-1 Preferred.	5/9/17		45,000	125,465
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	8/20/21		2,090,000	2,090,000
	Total SciAps			5,213,984	10,800,000
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p) Coldwater, MI. Billiard supplies.	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	6,120,858	6,120,858	11.5%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,493,179	1,493,179
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			7,858,037	7,858,037
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	8%	600,000	5,405,000	18.0%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	963,000
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	3,161,000
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	693,000
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	1,039,000
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
www.tilsontech.com	Total Tilson			3,100,015	12,311,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$45,250,676	$61,779,019

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Control Investments - 6.7% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,297,808 Third Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	2,901,440	2,901,440	6.7%
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,696,606	1,696,606
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			5,721,856	4,598,046
Subtotal Control Investments				$5,721,856	$4,598,046
TOTAL INVESTMENTS – 127.0%				$73,422,131	$87,070,967
LIABILITIES IN EXCESS OF OTHER ASSETS - (27.0%)					(18,512,351)
NET ASSETS – 100%					$68,558,616

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At June 30, 2024, restricted securities represented 98% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2024, ASC 820 designates 98% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of June 30, 2024, the total cost of investment securities was approximately $73.4 million. Net unrealized appreciation was approximately $13.6 million, which was comprised of $18.1 million of unrealized appreciation of investment securities and ($4.4) million of unrealized depreciation of investment securities. At June 30, 2024, the aggregate gross unrealized gain for federal income tax purposes was $18.3 million and the aggregate gross unrealized loss for federal income tax purposes was ($3.0) million. The net unrealized gain for federal income tax purposes was $15.3 million based on a tax cost of $71.7 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at June 30, 2024.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Corporation’s total assets, 3.15% were non-qualifying assets as of June 30, 2024.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Third Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$2,496,708	$—	$404,732	$—	$2,901,440	$—	$245,727
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,652,252	—	44,354	—	1,696,606	—	149,673
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	4,148,960	—	449,086	—	4,598,046	—	395,400
	Total Control Investments	$4,148,960	$—	$449,086	$—	$4,598,046	$—	$395,400
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$109,219
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	109,219
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	6,394,953	—	—	(34,838)	6,360,115	—	434,893
	15.4% Preferred Interest.	1,000,000	—	107,619	—	1,107,619	—	—
	Total FSS	7,394,953	—	107,619	(34,838)	7,467,734	—	434,893
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,700,115	—	—	—	1,700,115	—	106,473
	Preferred Membership Interest for 9.24%.	500,000	—	—	—	500,000	—	—
	Total BMP Swanson	2,200,115	—	—	—	2,200,115	—	106,473
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,708,000	—	—	—	1,708,000	—	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	229,741
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	438,156	—	22,623	—	460,779	—	22,623
	Total FCM	3,818,156	—	22,623	—	3,840,779	—	252,364
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	2,880,946	—	102,396	—	2,983,342	—	210,418
	626.2 shares Class A-1 Units.	256,994	(93,374)	—	—	163,620	—	—
	417.7 shares Class A-0 Units.	139,232	(102,852)	—	—	36,380		—
	Total Filterworks	3,277,172	(196,226)	102,396	—	3,183,342	—	210,418
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,049,187	—	61,973	—	3,111,160	—	253,892
	1,000,000 Class A Units.	1,000,000	—	—	—	1,000,000	—	—
	Total All About People	4,049,187	—	61,973	—	4,111,160	—	253,892
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	3,338,074	—	25,392	—	3,363,466	—	235,247
LLC	75.3 Class B Preferred Units.	1,011,765	—	—	—	1,011,765	—	—
	Total INEA	4,349,839	—	25,392	—	4,375,231	—	235,247

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
	Total Knoa	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	3,063,436	—	37,637	(1,427,452)	1,673,621	—	227,965
	Warrant for 10% Membership Interest.	30,000	470,000	—	—	500,000	—	—
	Total Pressure Pro	3,093,436	470,000	37,637	(1,427,452)	2,173,621	—	227,965
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	2,682,160	—	—	4,182,160	—	—
	274,299 Series A1 Convertible Preferred.	504,710	902,475	—	—	1,407,185	—	—
	117,371 Series B Convertible Preferred.	250,000	447,027	—	—	697,027	—	—
	113,636 Series C Convertible Preferred.	175,000	312,918	—	—	487,918	—	—
	369,698 Series C1 Convertible Preferred.	399,274	713,944	—	—	1,113,218	—	—
	147,059 Series D Convertible Preferred.	250,000	447,027	—	—	697,027	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	80,465	—	—	125,465	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,090,000	—	—	—	2,090,000	—	125,400
	Total SciAps	5,213,984	5,586,016	—	—	10,800,000	—	125,400
Seybert’s Billiards Corporation	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	4,274,917	—	1,845,941	—	6,120,858	—	419,120
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,475,613	—	17,566	—	1,493,179	—	111,745
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,994,530	—	1,863,507	—	7,858,037	—	530,865
Tilson Technology	120,000 Series B Preferred.	4,559,500	845,500	—	—	5,405,000	—	26,250
Management, Inc.	21,391 Series C Preferred.	812,800	150,200	—	—	963,000	—	—
	70,176 Series D Preferred.	2,666,400	494,600	—	—	3,161,000	—	—
	15,385 Series E Preferred.	584,500	108,500	—	—	693,000	—	—
	23,077 Series F Preferred.	876,800	162,200	—	—	1,039,000	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	302,677	—
	250 Class D-1 Units of SQF Holdco LLC.	250,000	—	—	—	250,000	94,587	—
	Total Tilson	10,550,000	1,761,000	—	—	12,311,000	397,264	26,250
	Total Affiliate Investments	$53,499,372	$8,749,945	$2,221,147	$(2,691,445)	$61,779,019	$(831,891)	$2,512,986
	Total Control and Affiliate Investments	$57,648,332	$8,749,945	$2,670,233	$(2,691,445)	$66,377,065	$(831,891)	$2,908,386

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2024 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2024
Professional and Business Services	43.4%
Manufacturing	25.4
Consumer Product	14.0
Distribution	8.7
Automotive	3.7
Software	3.3
BDC Investment Funds	1.5
Total Investments	100%

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
www.mattisonsalonsuites.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups (CPG) shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.7%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
	(i) Interest Receivable $50,092
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PennantPark Investment Corporation (n) NASDAQ: PNNT New York, NY. (BDC Investment Fund)	195,000 shares valued at $6.91 per share.	8/13/20	<1%	892,212	1,347,450	2.2%
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$17,371,862	$19,477,380
Affiliate Investments – 88.0% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10% due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.9%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing) www.appliedimage.com
BMP Food Service Supply Holdco, LLC (l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,394,953	6,394,953	12.2%
commercial kitchen renovations and new	15.4% Preferred Interest.	11/22/22		390,000	1,000,000
builds. (Professional and Business Services)	Total BMP Food Service Supply			6,784,953	7,394,953
www.foodservicesupply.com
BMP Swanson Holdco, LLC (l)(m)(p) Plano, TX. Designs, installs, and maintains a	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.6%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.29%.	3/4/21		233,333	500,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,200,115

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean fishing	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.8%
and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.3%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		438,156	438,156
(Professional and Business Services)	Total FCM Industries			3,818,156	3,818,156
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p)	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	11/18/19	8%	2,880,946	2,880,946	5.4%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	256,994
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	139,232
booth filter services for collision shops.	Total Filterworks			3,646,421	3,277,172
(Automotive)
www.autotality.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,049,187	3,049,187	6.7%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,049,187	4,049,187
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,338,074	3,338,074	7.1%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
controlled expansion alloys, electronic grade	Total EFINEA			4,349,839	4,349,839
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Knoa Software, Inc. (e)(p) New York, NY. End user experience	973,533 Series A-1 Convertible Preferred.	11/20/12	7%	750,000	—	0.2%
management and performance (EMP)	1,876,922 Series B Preferred.	6/9/14		479,155	100,000
solutions utilizing enterprise applications.	Total Knoa			1,229,155	100,000
(Software) www.knoa.com
Mezmeriz, Inc. (e)(p)	1,554,565 Series Seed Preferred.	5/14/15	12%	742,850	—	0.0%
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2023, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$1,976,116	$—	$520,592	$—	$2,496,708	$—	$420,499
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,560,091	—	92,161	—	1,652,252	—	295,615
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	612,753	—	4,148,960	—	716,114
	Total Control Investments	$3,536,207	$—	$612,753	$—	$4,148,960	$—	$716,114
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$183,536
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	183,536
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	2,500,000	—	4,535,000	(640,047)	6,394,953	—	643,615
	15.4% Preferred Interest.	600,000	610,000	—	(210,000)	1,000,000	—	—
	Total FSS	3,100,000	610,000	4,535,000	(850,047)	7,394,953	—	643,615
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	100,115	—	1,700,115	—	206,918
	Preferred Membership Interest for 9.29%.	233,333	266,667	—	—	500,000	—	—
	Total BMP Swanson	1,833,333	266,667	100,115	—	2,200,115	—	206,918
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	(249,000)	—	—	1,708,000	—	372,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	31,652	(3,171,434)	—	—	324,000
	1,067 Class A Preferred shares.	1,954,198	(886,698)	—	(1,067,500)	—	2,459,819	62,565
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	(886,698)	31,652	(4,238,934)	—	2,459,819	386,565
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	—	—	3,380,000	—	3,380,000	—	205,078
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	—	438,156	—	438,156	—	18,156
	Total FCM	—	—	3,818,156	—	3,818,156	—	223,234
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	2,633,105	—	247,841	—	2,880,946	—	388,915
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	247,841	—	3,277,172	—	388,915
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	—	—	3,049,187	—	3,049,187	—	201,524
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total All About People	—	—	4,049,187	—	4,049,187	—	201,524
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	—	—	3,338,074	—	3,338,074	—	358,736
LLC	75.3 Class B Preferred Units.	—	—	1,011,765	—	1,011,765	—	—
	Total INEA	—	—	4,349,839	—	4,349,839	—	358,736

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at June 30, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of our investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2023 and is scheduled to expire on December 31, 2024. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2023 and is scheduled to expire on December 31, 2024. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2024 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the Closing, we also entered into a shareholder agreement by and between Rand and East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. The Board currently consists of five directors, and Adam S. Gusky and Benjamin E. Godley are East's designees on the Board.

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

The Board declared the following quarterly cash dividends during the six months ended June 30, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at June 30, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of its affiliates in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation's equity securities in the underlying portfolio company have also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period.

Qualifying Assets - The Corporation’s portfolio of investments includes both qualifying and non-qualifying assets. A majority of the Corporation’s investments represent qualifying investments in privately held businesses, principally based in the United States, and represent qualifying assets as defined by Section 55(a) of the 1940 Act. The non-qualifying assets typically include investments in other publicly traded BDC investment companies and other publicly traded securities.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses as of June 30, 2024 or December 31, 2023.

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

Supplemental Cash Flow Information - Income taxes paid during the six months ended June 30, 2024 and 2023 were $110,374 and $192,914, respectively. Interest paid during the six months ended June 30, 2024 and 2023 was $784,090 and $361,915, respectively. The Corporation converted $795,134 and $521,980 of interest receivable into investments during the six months ended June 30, 2024 and 2023, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2024 and December 31, 2023, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On May 7, 2024, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through May 7, 2025, and replaces the share repurchase authorization that was previously approved by the Board in April 2023. No shares of Rand's common stock were repurchased by the Corporation during the six months ended June 30, 2024 or the six months ended June 30, 2023.

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

Accordingly, as of June 30, 2024 and December 31, 2023, the valuation allowance against the Corporation's U.S. federal deferred tax assets was $131,338.

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2024 or December 31, 2023.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the six months ended June 30, 2024. The Corporation incurred $24,543 in federal excise tax expense during the six months ended June 30, 2023.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. The Corporation incurred $720 in interest expense related to income tax liabilities during the six months ended June 30, 2024. There were no amounts recognized for the six months ended June 30, 2023.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2024
Tilson Technology Management, Inc. (Tilson)	14%
SciAps, Inc. (Sciaps)	12%
Seybert’s Billiards Corporation (Seybert’s)	9%
BMP Food Service Supply Holdco, LLC (FSS)	9%
Mattison Avenue Holdings LLC (Mattison)	6%

December 31, 2023
Tilson	14%
FSS	10%
Seybert's	8%
Sciaps	7%
Inter-National Electronic Alloys LLC (INEA)	6%

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

Loan investments are defined as traditional loan financings typically with no equity features or required equity co-investment. Debt investments are defined as debt financings that include one or more equity features such as conversion rights, stock purchase warrants, and/or stock purchase options. Equity investments are direct investments into a portfolio company and may include preferred stock, common stock, warrants and limited liability company membership interests.

The Corporation uses several approaches to determine the fair value of an investment. The main approaches are:

•
Loan and debt securities are generally valued at cost when representative of the fair value of the investment or sufficient assets or liquidation proceeds are expected to exist from a sale of a portfolio company at its estimated fair value. The valuation may also consider the carrying interest rate versus the related inherent portfolio risk of the investment. A loan or debt instrument may be reduced in value if it is judged to be of poor quality, collection is in doubt or insufficient liquidation proceeds exist.
•
Equity securities may be valued using the:
▪
Cost approach - The cost approach uses estimates of the liquidation value of the portfolio companies’ assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities.
▪
Market approach - The market approach uses observable prices and other relevant information generated by similar market transactions. It may include both private and public M&A transactions where the traded price is a multiple of EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) or another relevant operating metric. It may also include the market value of comparable public companies that are trading in an active market, or the use of market multiples derived from a set of comparables to assist in pricing the investment. Additionally, the Corporation adjusts valuations if a subsequent significant equity financing has occurred that includes a meaningful portion of the financing by a sophisticated, unrelated new investor.

▪
Income approach - The income approach employs valuation techniques to convert future benefits or costs, usually in the form of cash flows, into a present value amount. The measurement is based on value indicated by current market expectations about those future amounts.

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

At June 30, 2024, 2% of the Corporation’s investments were Level 1 investments and 98% were Level 3 investments. At December 31, 2023, 9% of the Corporation’s investments were Level 1 investments and 91% were Level 3 investments. There were no Level 2 investments at June 30, 2024 or December 31, 2023.

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
•
Qualitative assessment of key management; and
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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2024:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$72,522	$—	$700,000	$364,608	$1,137,130
Non-Control/Non-Affiliate Loan and Debt	10,801,511	4,473,021	—	2,946,000	18,220,532
Total Non-Control/Non-Affiliate	$10,874,033	$4,473,021	$700,000	$3,310,608	$19,357,662
Affiliate Equity	$18,582,384	$—	$8,710,000	$—	$27,292,384
Affiliate Loan and Debt	30,646,635	—	2,090,000	1,750,000	34,486,635
Total Affiliate	$49,229,019	$—	$10,800,000	$1,750,000	$61,779,019
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	4,598,046	—	—	4,598,046
Total Control	$—	$4,598,046	$—	$—	$4,598,046
Total Level 3 Investments	$60,103,052	$9,071,067	$11,500,000	$5,060,608	$85,734,727

Range	5X - 12.3X	1X	3X - 3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.9X	1X	3.0X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2024:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$16,828,665	$—	$—	$16,828,665
Debt investments	40,476,548	—	—	40,476,548
Equity investments	29,765,754	1,336,240	—	28,429,514
Total	$87,070,967	$1,336,240	$—	$85,734,727

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2023:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,417,977	$—	$—	$12,417,977
Debt investments	36,861,525	—	—	36,861,525
Equity investments	27,846,210	7,309,650	—	20,536,560
Total	$77,125,712	$7,309,650	$—	$69,816,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized losses, net	—	—	(831,891)	(831,891)
Unrealized gains (losses) included in net change in net assets from operations:
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(196,226)	(196,226)
Knoa	—	—	1,129,155	1,129,155
Pressure Pro, Inc. (Pressure Pro)	—	—	470,000	470,000
SciAps, Inc. (SciAps)	—	—	5,586,016	5,586,016
Tilson	—	—	1,761,000	1,761,000
Total unrealized gains, net	—	—	8,749,945	8,749,945
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	107,619	107,619
Caitec, Inc. (Caitec)	283,170	—	—	283,170
FCM Industries Holdco LLC (First Coast Mulch)	—	22,623	—	22,623
Filterworks	—	102,396	—	102,396
GoNoodle, Inc. (GoNoodle)	—	7,139	—	7,139
HDI Acquisition LLC (Hilton Displays)	—	10,646	—	10,646
Highland All About People Holdings, Inc. (All About People)	—	61,973	—	61,973
Inter-National Electronic Alloys LLC (INEA)	—	25,392	—	25,392
ITA Acquisition, LLC (ITA)	449,086	—	—	449,086
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
Mountain Regional Equipment Solutions (MRES)	—	2,946,000	264,545	3,210,545
Pressure Pro	—	37,637	—	37,637
Seybert’s Billiards Corporation (Seybert’s)	—	1,863,507	—	1,863,507
Total purchases of securities/changes to securities/non-cash conversions	6,305,158	5,077,313	372,164	11,754,635
Repayments and sales of securities:
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sales of securities	(1,894,470)	(1,462,290)	(397,264)	(3,754,024)
Ending balance June 30, 2024, of Level 3 Assets	$16,828,665	$40,476,548	$28,429,514	$85,734,727

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$7,620,790

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	10,432	10,432
DSD Operating, LLC (DSD)	—	—	2,537,765	2,537,765
Microcision, LLC (Microcision)	—	—	58,329	58,329
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(448,717)	(448,717)
Total realized gains, net	—	—	2,152,868	2,152,868
Unrealized gains (losses) included in net change in net assets from operations:
DSD	—	—	(886,698)	(886,698)
Open Exchange, Inc. (Open Exchange)	—	—	(701,940)	(701,940)
Somerset	—	—	594,097	594,097
Total unrealized losses, net	—	—	(994,541)	(994,541)
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	36,916	—	—	36,916
DSD	31,652	—	—	31,652
Filterworks Acquisition USA, LLC (Filterworks)	—	147,638	—	147,638
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
GoNoodle, Inc. (GoNoodle)	—	7,067	—	7,067
HDI Acquisition LLC (Hilton Displays)	—	11,868	—	11,868
Inter-National Electronic Alloys LLC (INEA)	—	3,304,154	1,011,765	4,315,919
ITA Acquisition, LLC (ITA)	495,528	—	—	495,528
Mattison Avenue Holdings LLC (Mattison)	18,716	—	—	18,716
Pressure Pro, Inc. (Pressure Pro)	—	3,013,635	30,000	3,043,635
Seybert’s Billiards Corporation (Seybert’s)	—	62,019	—	62,019
SciAps, Inc. (SciAps)	—	5,000	—	5,000
Social Flow	—	—	4,941	4,941
BMP Swanson Holdco, LLC (Swanson)	49,026	—	—	49,026
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	631,838	8,871,381	1,296,706	10,799,925
Repayments and sales of securities:
Clearview Social	—	—	(10,432)	(10,432)
DSD	(3,171,434)	—	(3,605,265)	(6,776,699)
FSS	—	(40,047)	(210,000)	(250,047)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Somerset	—	—	(270,380)	(270,380)
Total repayments and sales of securities	(3,171,434)	(340,047)	(4,154,406)	(7,665,887)
Ending balance June 30, 2023, of Level 3 Assets	$12,038,755	$28,113,950	$19,236,371	$59,389,076

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(701,940)

Note 4. OTHER ASSETS

At June 30, 2024 and December 31, 2023, other assets was comprised of the following:

	June 30, 2024	December 31, 2023
Escrow receivable	$397,264	$—
Prepaid expenses	78,479	16,711
Deferred financing fees, net	75,000	87,500
Dividends receivable	33,600	85,090
Total other assets	$584,343	$189,301

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2024 or December 31, 2023.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $7,800,000 at June 30, 2024.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2024, the Corporation's applicable interest rate was 8.83%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of June 30, 2024, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at June 30, 2024 and December 31, 2023 was $17,200,000 and $16,250,000, respectively. The unamortized closing fee was $75,000 and $87,500 as of June 30, 2024 and December 31, 2023, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2024 was $6,250 and $12,500, respectively. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2023 was $6,250 and $12,500, respectively.

For the three and six months ended June 30, 2024 and 2023, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Average debt outstanding	$16,987,912	$11,166,484	$17,132,143	$9,031,768
Weighted average interest rate	8.99%	8.70%	8.91%	8.50%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and six months ended June 30, 2024 and 2023, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2024	$264,892	$55,801,170	$(1,566,605)	$7,069,882	$61,569,339
Payment of dividend	—	—	—	(748,496)	(748,496)
Net increase in net assets from operations	—	—	—	7,737,773	7,737,773
June 30, 2024	$264,892	$55,801,170	$(1,566,605)	$14,059,159	$68,558,616

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2023	$264,892	$51,464,267	$(1,566,605)	$9,212,839	$59,375,393
Payment of dividend	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	2,671,890	2,671,890
June 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	(1,393,751)	(1,393,751)
Net increase in net assets from operations	—	—	—	9,137,154	9,137,154
June 30, 2024	$264,892	$55,801,170	$(1,566,605)	$14,059,159	$68,558,616

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(1,161,459)	(1,161,459)
Net increase in net assets from operations	—	—	—	4,842,167	4,842,167
June 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028

Note 8. RELATED PARTY TRANSACTIONS

Investment Management Agreement

In November 2019, the Corporation completed a stock sale transaction with East Asset Management. Concurrent with the Closing, RCM, a registered investment adviser, was retained by Rand as its external investment adviser and administrator, which resulted in Daniel Penberthy, the Corporation's President and Chief Executive Officer, and Margaret Brechtel, the Corporation's Executive Vice President, Treasurer, Chief Financial Officer and Secretary, now also serving as officers and employees of RCM. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and six months ended June 30, 2024, the Base Management Fee was $322,672 and $625,267, respectively. For the three and six months ended June 30, 2023, the Base Management Fee was $255,867 and $501,260, respectively. At June 30, 2024 and December 31, 2023, the Corporation had $322,672 and $287,297 payable, respectively, for the Base Management Fees on its Consolidated Statements of Financial Position.

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

For the six months ended June 30, 2024 and 2023, there were no Income Based Fees earned under the Investment Management Agreement.

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

As of June 30, 2024, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2024.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $4,033,000 at June 30, 2024, which represents the fee that would be due based on net portfolio appreciation. The $4,033,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statement of Financial Position at June 30, 2024. At December 31, 2023, there was an accrual of $2,971,700 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $692,000 and $2,279,700 that would be due based on net portfolio appreciation at December 31, 2023. The $692,000 capital gains fee payable was recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2023, and was paid to RCM during the six months ended June 30, 2024.

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

For the six months ended June 30, 2024 and 2023, the Corporation recorded administrative fees of $78,167 and $74,500, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Six months ended June 30, 2024 (Unaudited) *(1)	Six months ended June 30, 2023 (Unaudited) *(1)
Net asset value, beginning of period	23.56	22.36
Income from operations:
Net investment income	0.13	0.47
Net realized gains	1.50	1.37
Net unrealized appreciation	1.91	0.04
Increase in net assets from operations	3.54	1.88
Payment of cash dividend	(0.54)	(0.45)
Increase in net assets	3.00	1.43
Net asset value, end of period	$26.56	$23.79
Per share market price, end of period	$15.22	$13.01
Total return based on market value (2)	21.32%	1.05%
Total return based on net asset value (3)	15.02%	8.39%
Supplemental data:
Ratio of expenses before income taxes to average net assets (4)	12.00%	7.91%
Ratio of expenses including income taxes to average net assets (4)	11.85%	9.17%
Ratio of net investment income to average net assets (4)	1.00%	4.05%
Portfolio turnover	13.33%	15.99%
Debt/equity ratio	25.09%	17.34%
Net assets, end of period	$68,558,616	$61,402,028

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

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on July 31, 2024, Rand's Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about September 13, 2024 to shareholders of record as of August 30, 2024.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2024; and statements regarding our compliance with the RIC requirements as of June 30, 2024; statements regarding future dividend payments; and statements regarding the timing for closing the sale of our portfolio company, SciAps, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2024, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following quarterly cash dividends during the six months ended June 30, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments may afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the SEC to permit the Corporation to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of its affiliates, in a manner consistent with the Corporation’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the New Order, the Corporation is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Financial Condition

Overview:

	June 30, 2024	December 31, 2023	Increase	% Increase
Total assets	$90,789,069	$81,021,982	$9,767,087	12.1%
Total liabilities	22,230,453	20,206,769	2,023,684	10.0%
Net assets	$68,558,616	$60,815,213	$7,743,403	12.7%

Net asset value per share (NAV) was $26.56 at June 30, 2024 and $23.56 at December 31, 2023.

Cash approximated 3.3% of net assets at June 30, 2024 and at December 31, 2023.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2024, there was $17,200,000 drawn on the Credit Facility and the applicable interest rate was 8.83%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	June 30, 2024	December 31, 2023	Increase	% Increase
Investments, at cost	$73,422,131	$68,365,606	$5,056,525	7.4%
Unrealized appreciation, net	13,648,836	8,760,106	4,888,730	55.8%
Investments, at fair value	$87,070,967	$77,125,712	$9,945,255	12.9%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 127% of net assets at June 30, 2024 and December 31, 2023.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. We have also invested in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments during the six months ended June 30, 2024, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Mattison Avenue Holdings, LLC (Mattison)	$5,500,000
Mountain Regional Equipment Solutions (MRES)	3,204,545
Seybert’s Billiards Corporation (Seybert's)	1,800,000
ITA Acquisition, LLC (ITA)	333,333
BMP Food Service Supply Holdco, LLC (FSS)	107,619
Total of new investments	10,945,497
Other changes to investments:
Caitec, Inc. (Caitec) interest conversion	283,170
ITA interest conversion	115,753
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	102,396
Mattison interest conversion	72,902
Seybert’s OID amortization and interest conversion	63,507
Highland All About People Holdings, Inc. (All About People) interest conversion	61,973
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	37,637
Inter-National Electronic Alloys LLC (INEA) interest conversion	25,392
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	22,623
HDI Acquisition LLC (Hilton Displays) interest conversion	10,646
GoNoodle, Inc. (GoNoodle) interest conversion	7,139
MRES OID amortization	6,000
Total of other changes to investments	809,138
Investments repaid, sold, liquidated or converted:
FSS debt repayment	(34,838)
ACV Auctions, Inc. (ACV) sale	(53,094)
Ares Capital Corporation (Ares) sale	(267,140)
PennantPark Investment Corporation (Pennantpark) sale	(892,212)
Carlyle Secured Lending Inc. (Carlyle) sale	(899,749)
Knoa Software, Inc. (Knoa) sale	(1,229,155)
Pressure Pro debt repayment	(1,427,452)
Mattison debt repayment	(1,894,470)
Total of investments repaid, sold, liquidated or converted	(6,698,110)
Net change in investments, at cost	$5,056,525

Results of Operations

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

Investment Income

	Three months ended June 30, 2024	Three months ended June 30, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,995,227	$1,473,540	$521,687	35.4%
Interest from other investments	144	104	40	38.5%
Dividend and other investment income	73,175	192,597	(119,422)	(62.0)%
Fee income	67,603	149,191	(81,588)	(54.7)%
Total investment income	$2,136,149	$1,815,432	$320,717	17.7%

The total investment income during the three months ended June 30, 2024 and 2023 was received from 22 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 35% higher during the three months ended June 30, 2024 versus the same period in 2023 due to the fact that we originated additional interest yielding investments during the last year. The new debt instruments were originated from FSS, First Coast Mulch, All About People, ITA, Mattison, MRES, and Seybert's.

Interest from other investments - The increase in interest from other investments is primarily due to higher yields on cash balances during the three months ended June 30, 2024 versus the same period in 2023.

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

	Three months ended June 30, 2024	Three months ended June 30, 2023
FS KKR Capital Corp. (FS KKR)	$36,000	$36,000
Pennantpark	13,650	39,000
Tilson Technology Management Inc. (Tilson)	13,125	13,125
Barings BDC, Inc. (Barings)	10,400	10,000
DSD Operating, LLC (DSD)	—	46,552
Carlyle	—	37,840
Ares	—	10,080
Total dividend and other investment income	$73,175	$192,597

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

The income associated with the amortization of financing fees was $52,803 and $87,927 for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, we recognized a prepayment fee of $14,800 from our investment in Pressure Pro. During the three months ended June 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD.

Expenses

	Three months ended June 30, 2024	Three months ended June 30, 2023	Increase	% Increase
Total expenses	$2,652,782	$1,306,741	$1,346,041	103.0%

The increase in total expenses during the three months ended June 30, 2024 versus the same period in 2023 was primarily due to a $1,150,000 increase in the capital gains incentive fee expense, a $134,260 increase in interest expense, and a $66,805 increase in Base Management Fees payable to RCM.

The capital gains incentive fee accrual expense during the three months ended June 30, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The increase in expense during the three months ended June 30, 2024 can be attributed to realized gains and increases in unrealized appreciation during the quarter.

The increase in interest expense resulted from higher average outstanding debt balances during the three months ended June 30, 2024 versus the same period in 2023 under the Credit Facility. Interest expense for the three months ended June 30, 2024 and 2023 was $393,172 and $258,912, respectively.

The base management fee payable to RCM is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee payable to RCM will increase accordingly. The base management fee for the three months ended June 30, 2024 and 2023 was $322,672 and $255,867, respectively.

Net Investment (Loss) Income

The excess of investment income over total expenses, including income taxes, represents net investment income (or loss). The net investment (loss) income for the three months ended June 30, 2024 and 2023 was ($517,195) and $492,630, respectively.

Realized Gain on Investments

	Three months ended June 30, 2024	Three months ended June 30, 2023	Change
Realized gain on investments before income taxes	$428,108	$3,818,247	$(3,390,139)

During the three months ended June 30, 2024, we recognized a net realized gain of $598,371 on the sale of 86,000 shares of Carlyle, a net realized gain of $484,834 on the sale of 195,000 shares of Pennantpark, and a net realized gain of $176,794 on the sale of 21,000 shares of Ares. In addition, we recognized a realized gain of $397,264 from proceeds received from Tilson following a partial sale of certain SQF assets.

During the three months ended June 30, 2024, we liquidated our investment in Knoa, which was previously valued at $0, and recognized a realized loss of ($1,229,155).

During the three months ended June 30, 2023, we sold our investment in DSD and recognized a realized gain of $2,537,765. In addition, during the three months ended June 30, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717). We also recognized a realized gain of $10,432 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021.

In addition, we recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of Class A common stock of ACV Auctions, Inc. (ACV), during the three months ended June 30, 2023.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended June 30, 2024	Three months ended June 30, 2023	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$7,779,026	$(1,367,270)	$9,146,296

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2024, was comprised of the following:

Three months ended June 30, 2024
SciAps, Inc. (SciAps)	$5,586,016
Tilson	1,761,000
Knoa	1,229,155
Pressure Pro	470,000
FS KKR	31,680
Barings	17,200
Ares	(170,080)
Filterworks	(196,226)
Pennantpark	(449,388)
Carlyle	(500,331)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$7,779,026

Barings and FS KKR are publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investments in Ares, Carlyle, Knoa and Pennantpark during the three months ended June 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in SciAps, Tilson and Pressure Pro after a financial analysis of each of the portfolio companies indicating continued improved performance.

Following the end of the quarter, SciAps announced that it had entered into a definitive purchase agreement to be acquired by a United Kingdom based buyer for total consideration of up to $260 million, comprising of an up-front consideration payable at closing of $200 million, less standard closing adjustments, and the transaction is subject to customary closing conditions and regulatory approvals, with closing expected later in calendar year 2024, and a deferred element of up to $60 million payable on the achievement of agreed upon financial metrics. The amount of the deferred earnout consideration that may become payable in the future is uncertain and not determinable as of June 30, 2024.

The valuation of our investment in Filterworks, during the three months ended June 30, 2024, was decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2023, was comprised of the following:

Three months ended June 30, 2023
Somerset	$594,097
Pennantpark	113,750
Carlyle	88,580
FS KKR	33,440
Ares	13,370
Barings	400
ACV	(622,269)
Open Exchange Inc. (Open Exchange)	(701,940)
DSD	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(1,367,270)

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

All of the valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the three months ended June 30, 2024 and 2023 was $7,737,773 and $2,671,890, respectively.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

Investment Income

	Six months ended June 30, 2024	Six months ended June 30, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$3,808,875	$2,770,443	$1,038,432	37.5%
Interest from other investments	2,058	236	1,822	NM
Dividend and other investment income	225,010	667,340	(442,330)	(66.3)%
Fee income	167,425	228,911	(61,486)	(26.9)%
Total investment income	$4,203,368	$3,666,930	$536,438	14.6%

NM - Not meaningful

The total investment income during the six months ended June 30, 2024 and 2023 was received from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 38% higher during the six months ended June 30, 2024 versus the same period in 2023 due to the fact that we originated additional interest yielding investments during the last year. The new debt instruments were originated from FSS, First Coast Mulch, All About People, ITA, Mattison, MRES, and Seybert's.

Interest from other investments - The increase in interest from other investments is primarily due to higher yields on cash balances during the six months ended June 30, 2024 versus the same period in 2023.

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

	Six months ended June 30, 2024	Six months ended June 30, 2023
FS KKR	$72,000	$69,600
Pennantpark	54,600	75,075
Carlyle	41,280	75,680
Tilson	26,250	26,250
Barings	20,800	20,000
Ares	10,080	20,160
Carolina Skiff LLC (Carolina Skiff)	—	299,173
DSD	—	46,552
Knoa	—	34,850
Total dividend and other investment income	$225,010	$667,340

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

The income associated with the amortization of financing fees was $101,834 and $125,647 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we recognized prepayment fees totaling $25,782 from our investment in Pressure Pro, a loan monitoring fee of $20,000 from our investment in Pressure Pro, a loan monitoring fee of $8,814 from our investment in Mattison, a loan monitoring fee of $5,995 from our investment in Filterworks, and a loan modification fee of $5,000 from our investment in Lumious.

During the six months ended June 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD, a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure Pro, and a loan modification fee of $2,000 from our investment in Lumious.

Expenses

	Six months ended June 30, 2024	Six months ended June 30, 2023	Increase	% Increase
Total expenses	$3,879,638	$2,354,586	$1,525,052	64.8%

The increase in total expenses during the six months ended June 30, 2024 versus the same period in 2023 was primarily due to a $971,300 increase in the capital gains fee expense, $365,880 increase in interest expense, a $124,007 increase in Base Management Fees payable to RCM, and a $52,485 increase in professional fees.

The capital gains incentive fee accrual expense during the six months ended June 30, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The increase in expense during the six months ended June 30, 2024 can be attributed to realized gains and increases in unrealized appreciation during the year.

The increase in interest expense resulted from higher average outstanding debt balances during the six months ended June 30, 2024 versus the same period in 2023 under the Credit Facility. Interest expense for the six months ended June 30, 2024 and 2023 was $783,192 and $417,312, respectively.

The base management fee payable to RCM is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee payable to RCM will increase accordingly. The base management fee for the six months ended June 30, 2024 and 2023 was $625,267 and $501,260, respectively.

Professional fees expense increased by $52,485 during the six months ended June 30, 2024, versus the same period in 2023, as we incurred increased fees associated with the complex regulatory environment in which we operate.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the six months ended June 30, 2024 and 2023 was $322,390 and $1,207,546, respectively.

Realized Gain on Investments

	Six months ended June 30, 2024	Six months ended June 30, 2023	Change
Realized gain on investments before income taxes	$3,878,200	$3,871,635	$6,565

During the six months ended June 30, 2024, we recognized a net realized gain of $3,450,092 on the sale of 194,934 shares of ACV, a net realized gain of $598,371 on the sale of 86,000 shares of Carlyle, a net realized gain of $484,834 on the sale of 195,000 shares of Pennantpark, and a net realized gain of $176,794 on the sale of 21,000 shares of Ares. In addition, we recognized a realized gain of $397,264 from proceeds received from Tilson following a partial sale of certain SQF assets.

During the six months ended June 30, 2024, we liquidated our investment in Knoa, which was previously valued at $0, and recognized a realized loss of ($1,229,155).

During the six months ended June 30, 2023, we sold our investment in DSD and recognized a realized gain of $2,537,765. In addition, during the six months ended June 30, 2023, we sold our investment in Somerset and recognized a realized loss of ($448,717).

During the six months ended June 30, 2023 we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized gain of $10,432 from additional proceeds received from Clearview Social, an investment we exited during 2021. In addition, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022.

In addition, we recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of Class A common stock of ACV during the six months ended June 30, 2023.

Change in Unrealized Appreciation (Depreciation) of Investments

	Six months ended June 30, 2024	Six months ended June 30, 2023	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$4,888,730	$34,703	$4,854,027

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2024, was comprised of the following:

Six months ended June 30, 2024
SciAps	$5,586,016
Tilson	1,761,000
Knoa	1,129,155
Pressure Pro	470,000
Barings	46,000
FS KKR	(11,520)
Ares	(153,490)
Filterworks	(196,226)
Carlyle	(386,811)
Pennantpark	(455,238)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$4,888,730

Barings and FS KKR are publicly traded stocks, and as such, are marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investments in ACV, Ares, Carlyle, Knoa and Pennantpark during the six months ended June 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in SciAps, Tilson and Pressure Pro after a financial analysis of each of the portfolio companies indicating continued improved performance.

Following the end of the quarter, SciAps announced that it had entered into a definitive purchase agreement to be acquired by a United Kingdom based buyer for total consideration of up to $260 million, comprising of an up-front consideration payable at closing of $200 million, less standard closing adjustments, and the transaction is subject to customary closing conditions and regulatory approvals, with closing expected later in calendar year 2024, and a deferred element of up to $60 million payable on the achievement of agreed upon financial metrics. The amount of the deferred earnout consideration that may become payable in the future is uncertain and not determinable as of June 30, 2024.

The valuation of our investment in Filterworks, during the six months ended June 30, 2024, was decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2023, was comprised of the following:

Six months ended June 30, 2023
ACV	$893,151
Somerset	594,097
FS KKR	81,440
Carlyle	34,113
Pennantpark	28,600
Ares	4,340
Barings	(12,400)
Open Exchange	(701,940)
DSD	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$34,703

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, were marked to market at the end of the quarter, using the closing price on the last trading day of the quarter.

We sold our investments in Somerset and DSD during the six months ended June 30, 2023.

The valuation of our investment in Open Exchange, during the six months ended June 30, 2023, was decreased after a review of their operations and financial condition.

All of the valuation adjustments resulted from a review by RCM management, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the six months ended June 30, 2024 and 2023 was $9,137,154 and $4,842,167, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of June 30, 2024, our total liquidity consisted of approximately $2,293,000 in cash and $7,800,000 of remaining availability on our Credit Facility. In addition, we hold publicly traded equity securities of two other BDCs, which are available for future liquidity requirements.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at June 30, 2024 was $17,200,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $7,800,000 at June 30, 2024.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. At June 30, 2024, our applicable interest rate was 8.83%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at June 30, 2024. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the six months ended June 30, 2024, we experienced a net decrease in cash of approximately $1,002,000, which is a net effect of approximately $558,000 of net cash used in our operating activities and approximately $444,000 of net cash used in our financing activities.

The $558,000 of net cash used in our operating activities during the six months ended June 30, 2024 resulted primarily from approximately $10,945,000 used to fund new or follow-on portfolio company investments, approximately $795,000 in non-cash interest income and an approximately $702,000 net increase in operating assets. This was partially offset by net investment income of approximately $322,000, approximately $10,576,000 from the sales of equity investments and repayments of debt investments and an approximately $1,074,000 net increase in operating liabilities.

Net cash used in financing activities during the six months ended June 30, 2024 was approximately $444,000. This is comprised of $950,000 borrowed on the Credit Facility and approximately $1,394,000 in dividends paid to shareholders.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of June 30, 2024, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of June 30, 2024, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of June 30, 2024. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(172,000)	$(344,000)	$(516,000)
Decrease in interest rate	172,000	344,000	516,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at June 30, 2024, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including borrowing under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2024 – 4/30/2024	—	—	—	$1,500,000
5/1/2024 – 5/31/2024	—	—	—	$1,500,000
6/1/2024 – 6/30/2024	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 6, 2024

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: August 6, 2024

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)