Form 10-Q
period 2024-09-30
RAND CAPITAL CORP
filed 2024-11-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 2,581,021 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Investments at fair value:
Control investments (cost of $6,043,779 and $5,272,770, respectively)	$4,919,969	$4,148,960
Affiliate investments (cost of $39,484,404 and $45,720,974, respectively)	50,859,581	53,499,372
Non-Control/Non-Affiliate investments (cost of $21,524,089 and $17,371,862, respectively)	19,256,017	19,477,380
Total investments, at fair value (cost of $67,052,272 and $68,365,606, respectively)	75,035,567	77,125,712
Cash	3,352,734	3,295,321
Interest receivable	408,247	244,600
Prepaid income taxes	185,602	127,869
Deferred tax asset, net	367,765	39,179
Other assets	448,204	189,301
Total assets	$79,798,119	$81,021,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$487,483	$979,297
Accounts payable and accrued expenses	104,381	145,516
Line of credit (see Note 6)	3,900,000	16,250,000
Capital gains incentive fees	4,346,000	2,279,700
Deferred revenue	513,619	552,256
Total liabilities	9,351,483	20,206,769
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 9/30/24 and 12/31/23	264,892	264,892
Capital in excess of par value	55,801,170	55,801,170
Treasury stock, at cost: 67,895 shares at 9/30/24 and 12/31/23	(1,566,605)	(1,566,605)
Total distributable earnings	15,947,179	6,315,756
Total stockholders’ equity (net assets) (per share – 9/30/24: $27.29; 12/31/23: $23.56)	70,446,636	60,815,213
Total liabilities and stockholders’ equity (net assets)	$79,798,119	$81,021,982

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Investment income:
Interest from portfolio companies:
Control investments	$164,167	$175,962	$550,535	$506,800
Affiliate investments	1,164,525	1,002,553	3,522,726	2,731,575
Non-Control/Non-Affiliate investments	616,903	357,162	1,681,209	1,067,745
Total interest from portfolio companies	1,945,595	1,535,677	5,754,470	4,306,120
Interest from other investments:
Non-Control/Non-Affiliate investments	113	456	2,171	692
Total interest from other investments	113	456	2,171	692
Dividend and other investment income:
Affiliate investments	13,125	13,126	39,375	419,951
Non-Control/Non-Affiliate investments	44,000	141,290	242,760	401,805
Total dividend and other investment income	57,125	154,416	282,135	821,756
Fee income:
Control investments	4,515	4,515	13,547	12,726
Affiliate investments	202,834	40,072	331,369	246,816
Non-Control/Non-Affiliate investments	8,272	5,978	38,130	19,934
Total fee income	215,621	50,565	383,046	279,476
Total investment income	2,218,454	1,741,114	6,421,822	5,408,044
Expenses:
Base management fee (see Note 8)	309,265	268,609	934,532	769,869
Income based incentive fees (see Note 8)	178,218	—	178,218	—
Capital gains incentive fees (see Note 8)	313,000	(41,300)	2,066,300	740,700
Interest expense	245,006	290,522	1,028,198	707,834
Professional fees	113,168	120,828	436,935	392,110
Stockholders and office operating	57,869	57,097	209,564	206,481
Directors' fees	66,550	66,550	196,950	197,791
Administrative fees	40,000	37,250	118,167	111,750
Insurance	10,467	10,380	33,891	33,720
Corporate development	387	—	10,813	4,267
Total expenses	1,333,930	809,936	5,213,568	3,164,522
Net investment income before income taxes:	884,524	931,178	1,208,254	2,243,522
Income tax (benefit) expense, including excise tax expense	(2,511)	132,595	(1,171)	237,393
Net investment income	887,035	798,583	1,209,425	2,006,129
Net realized gain (loss) on sales and dispositions of investments:
Affiliate investments	6,980,728	—	6,148,837	2,596,094
Non-Control/Non-Affiliate investments	249,354	(2,802,731)	4,959,445	(1,527,190)
Net realized gain (loss) on sales and dispositions of investments, before income taxes	7,230,082	(2,802,731)	11,108,282	1,068,904
Income tax expense	—	—	—	338,158
Net realized gain (loss) on sales and dispositions of investments	7,230,082	(2,802,731)	11,108,282	730,746
Net change in unrealized appreciation/depreciation on investments:
Affiliate investments	(5,153,166)	—	3,596,779	(886,698)
Non-Control/Non-Affiliate investments	(512,375)	2,599,652	(4,373,590)	3,521,053
Change in unrealized appreciation/depreciation before income taxes	(5,665,541)	2,599,652	(776,811)	2,634,355
Deferred income tax benefit	(184,940)	—	(232,774)	(66,441)
Net change in unrealized appreciation/depreciation on investments	(5,480,601)	2,599,652	(544,037)	2,700,796
Net realized and unrealized gain (loss) on investments	1,749,481	(203,079)	10,564,245	3,431,542
Net increase in net assets from operations	$2,636,516	$595,504	$11,773,670	$5,437,671
Weighted average shares outstanding	2,581,021	2,581,021	2,581,021	2,581,021
Basic and diluted net increase in net assets from operations per share	$1.02	$0.23	$4.56	$2.11

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net assets at beginning of period	$68,558,616	$61,402,028	$60,815,213	$57,721,320
Net investment income	887,035	798,583	1,209,425	2,006,129
Net realized gain (loss) on sales and dispositions of investments	7,230,082	(2,802,731)	11,108,282	730,746
Net change in unrealized appreciation/depreciation on investments	(5,480,601)	2,599,652	(544,037)	2,700,796
Net increase in net assets from operations	2,636,516	595,504	11,773,670	5,437,671
Declaration of dividend	(748,496)	(645,255)	(2,142,247)	(1,806,714)
Net assets at end of period	$70,446,636	$61,352,277	$70,446,636	$61,352,277

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash flows from operating activities:
Net increase in net assets from operations	$11,773,670	$5,437,671
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(11,070,497)	(18,060,000)
Proceeds from sale of portfolio investments	19,404,876	5,907,298
Proceeds from loan repayments	5,446,760	3,511,481
Net realized gain on sales and dispositions of portfolio investments	(11,108,282)	(1,068,904)
Change in unrealized appreciation/depreciation on investments	776,811	(2,634,355)
Deferred income tax benefit	(328,586)	(105,927)
Amortization	18,750	18,750
Original issue discount amortization	(21,006)	(17,006)
Non-cash conversion of debenture interest	(1,338,517)	(813,599)
Changes in operating assets and liabilities:
Increase in interest receivable	(163,647)	(28,855)
Increase in other assets	(277,653)	(232,993)
(Increase) decrease in prepaid income taxes	(57,733)	76,396
Increase in income taxes payable	—	29,577
(Decrease) increase in accounts payable and accrued expenses	(41,135)	103,315
Decrease in due to investment adviser	(491,814)	(293,612)
Increase in capital gains incentive fees payable	2,066,300	740,700
(Decrease) increase in deferred revenue	(38,637)	147,553
Total adjustments	2,775,990	(12,720,181)
Net cash provided by (used in) operating activities	14,549,660	(7,282,510)
Cash flows from financing activities:
Net (repayment of) proceeds from line of credit	(12,350,000)	11,200,000
Payment of cash dividend	(2,142,247)	(1,806,714)
Net cash (used in) provided by financing activities	(14,492,247)	9,393,286
Net increase in cash	57,413	2,110,776
Cash:
Beginning of period	3,295,321	1,368,996
End of period	$3,352,734	$3,479,772

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 27.3% of net assets: (g) (j)
Caitec, Inc. (l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,159,276	2,159,276	6.2%
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,159,276	2,159,276
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	36,261
	Total Caitec			4,691,074	4,391,074
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,436,660	1,436,660	2.1%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,436,723	1,436,723
HDI Acquisition LLC d/b/a Hilton Displays (l)(p) Greenville, SC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,066,374	1,066,374	1.5%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	789,944	1.1%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services) www.mattisonsalonsuites.com	$5,500,000 Term Note at 14% due June 25, 2027.	3/28/24	0%	5,572,902	5,572,902	7.9%
Mountain Regional Equipment Solutions (m)(p)	$3,000,000 Term Note at 14% due January 16, 2029.	1/16/24	4%	2,949,000	2,949,000	4.2%
Salt Lake City, UT. Provider of maintenance,	37,991 Common Units.	1/16/24		204,545	—
safety, fluid transfer, and custom fabrication	Warrant for 1% Membership Interest.	1/16/24		60,000	—
products. (Distribution) www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,213,545	2,949,000
Nailbiter, Inc. (p) Reston, VA. Video-metrics data analytics supporting name brand Consumer Products Groups shopping behavioral insight. (Professional and Business Services)	$2,250,000 Membership Interest of USB Focus Fund Nailbiter I, LLC with economic interest of $2,250,000 Subordinated Secured Promissory Note at net 9% due November 23, 2024.	11/22/21	<1%	2,250,000	2,250,000	3.2%
www.nailbiter.com	Warrants for Preferred Stock.	11/22/21		—	—
	Total Nailbiter			2,250,000	2,250,000
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.1%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.0%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$21,524,089	$19,256,017
Affiliate Investments – 72.2% of net assets (g) (k)
Applied Image, Inc. (l)(p) Rochester, NY. Global supplier of precision imaged optical components and calibration	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.5%
standards for a wide range of industries and	Warrant for 1,167 shares.	12/31/21		—	—
applications. (Manufacturing)	Total Applied Image			1,750,000	1,750,000
www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note; $4,820,000 at 12% and $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,360,115	6,360,115	9.7%
commercial kitchen renovations and new	15.4% Preferred Interest.	11/22/22		497,619	497,619
builds. (Professional and Business Services)	Total BMP Food Service Supply			6,857,734	6,857,734
www.foodservicesupply.com
BMP Swanson Holdco, LLC (m)(p) Plano, TX. Designs, installs, and maintains	$1,600,000 Term Note at 12% due September 4, 2026.	3/4/21	9%	1,700,115	1,700,115	3.5%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,450,115
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,708,000	2.4%
fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	5.5%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		472,655	472,655
(Professional and Business Services)	Total FCM Industries			3,852,655	3,852,655
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (l)(m)(p) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Amended Term Note at 2% (+12% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due August 31, 2025.	11/18/19	8%	3,074,831	3,074,831	4.4%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	—
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	—
www.autotality.com	Total Filterworks			3,840,306	3,074,831
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,142,963	3,142,963	5.9%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,142,963	4,142,963
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,372,069	3,372,069	6.2%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
controlled expansion alloys, electronic grade	Total EFINEA			4,383,834	4,383,834
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Pressure Pro, Inc. (h)(l)(p) Harrisonville, MO. A provider of branded	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	1,688,113	1,688,113	3.4%
tire pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	750,000
of a suite of proprietary hardware	Total Pressure Pro			1,718,113	2,438,113
and software. (Manufacturing)
www.pressurepro.us
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p) Coldwater, MI. Billiard supplies.	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	6,144,234	6,144,234	11.2%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,502,102	1,502,102
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			7,890,336	7,890,336
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	8%	600,000	5,405,000	17.5%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	963,000
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	3,161,000
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	693,000
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	1,039,000
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	800,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	250,000
www.tilsontech.com	Total Tilson			3,100,015	12,311,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$39,484,404	$50,859,581
Control Investments - 7.0% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,297,808 Fourth Amended and Restated Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,151,792	3,151,792	7.0%
	$1,500,000 Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,768,177	1,768,177
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,043,779	4,919,969
Subtotal Control Investments				$6,043,779	$4,919,969
TOTAL INVESTMENTS – 106.5%				$67,052,272	$75,035,567
LIABILITIES IN EXCESS OF OTHER ASSETS - (6.5%)					(4,588,931)
NET ASSETS – 100%					$70,446,636

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At September 30, 2024, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2024, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of September 30, 2024, the total cost of investment securities was approximately $67.1 million. Net unrealized appreciation was approximately $8.0 million, which was comprised of $12.1 million of unrealized appreciation of investment securities and ($4.2) million of unrealized depreciation of investment securities. At September 30, 2024, the aggregate gross unrealized gain for federal income tax purposes was $13.6 million and the aggregate gross unrealized loss for federal income tax purposes was ($3.3) million. The net unrealized gain for federal income tax purposes was $10.2 million based on a tax cost of $64.8 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at September 30, 2024.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no non-qualifying assets as of September 30, 2024.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Fourth Amended and Restated Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$2,496,708	$—	$655,084	$—	$3,151,792	$—	$353,151
	$1,500,000 Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,652,252	—	115,925	—	1,768,177	—	210,931
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	4,148,960	—	771,009	—	4,919,969	—	564,082
	Total Control Investments	$4,148,960	$—	$771,009	$—	$4,919,969	$—	$564,082
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$164,411
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	164,411
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note; $4,820,000 at 12% and $2,215,000 at 13% (+3% PIK), due November 22, 2027.	6,394,953	—	—	(34,838)	6,360,115	—	653,681
	15.4% Preferred Interest.	1,000,000	(610,000)	107,619	—	497,619	—	—
	Total FSS	7,394,953	(610,000)	107,619	(34,838)	6,857,734	—	653,681
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,700,115	—	—	—	1,700,115	—	160,807
	Preferred Membership Interest for 9.24%.	500,000	250,000	—	—	750,000	—	—
	Total BMP Swanson	2,200,115	250,000	—	—	2,450,115	—	160,807
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,708,000	—	—	—	1,708,000	—	—
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	—	—	—	—	—
	1,067 Class A Preferred shares.	—	—	—	—	—	23,699	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	—	—	—	—	—	23,699	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	357,421
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	438,156	—	34,499	—	472,655	—	34,499
	Total FCM	3,818,156	—	34,499	—	3,852,655	—	391,920
Filterworks Acquisition USA, LLC	$2,283,702 Amended Term Note at 2% (+12% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due August 31, 2025.	2,880,946	—	193,885	—	3,074,831	—	317,155
	626.2 shares Class A-1 Units.	256,994	(256,994)	—	—	—	—	—
	417.7 shares Class A-0 Units.	139,232	(139,232)	—	—	—		—
	Total Filterworks	3,277,172	(396,226)	193,885	—	3,074,831	—	317,155
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,049,187	—	93,776	—	3,142,963	—	384,104
	1,000,000 Class A Units.	1,000,000	—	—	—	1,000,000	—	—
	Total All About People	4,049,187	—	93,776	—	4,142,963	—	384,104
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	3,338,074	—	33,995	—	3,372,069	—	350,373
LLC	75.3 Class B Preferred Units.	1,011,765	—	—	—	1,011,765	—	—
	Total INEA	4,349,839	—	33,995	—	4,383,834	—	350,373

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2024, Fair Value	Net Realized Gains (Losses)	Amount of Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
	Total Knoa	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	742,850	—	(742,850)	—	(742,850)	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	3,063,436	—	52,129	(1,427,452)	1,688,113	—	297,425
	Warrant for 10% Membership Interest.	30,000	720,000	—	—	750,000	—	—
	Total Pressure Pro	3,093,436	720,000	52,129	(1,427,452)	2,438,113	—	297,425
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	(1,500,000)	—	3,697,144	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	(504,710)	—	1,243,990	—
	117,371 Series B Convertible Preferred.	250,000	—	—	(250,000)	—	616,191	—
	113,636 Series C Convertible Preferred.	175,000	—	—	(175,000)	—	431,333	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	(399,274)	—	984,116	—
	147,059 Series D Convertible Preferred.	250,000	—	—	(250,000)	—	616,191	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	(45,000)	—	110,914	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,090,000	—	—	(2,090,000)	—	—	311,462
	Total SciAps	5,213,984	—	—	(5,213,984)	—	7,699,879	311,462
Seybert’s Billiards Corporation	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	4,274,917	—	1,869,317	—	6,144,234	—	654,155
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,475,613	—	26,489	—	1,502,102	—	168,602
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,994,530	—	1,895,806	—	7,890,336	—	822,757
Tilson Technology	120,000 Series B Preferred.	4,559,500	845,500	—	—	5,405,000	—	39,375
Management, Inc.	21,391 Series C Preferred.	812,800	150,200	—	—	963,000	—	—
	70,176 Series D Preferred.	2,666,400	494,600	—	—	3,161,000	—	—
	15,385 Series E Preferred.	584,500	108,500	—	—	693,000	—	—
	23,077 Series F Preferred.	876,800	162,200	—	—	1,039,000	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	302,677	—
	250 Class D-1 Units of SQF Holdco LLC.	250,000	—	—	—	250,000	94,587	—
	Total Tilson	10,550,000	1,761,000	—	—	12,311,000	397,264	39,375
	Total Affiliate Investments	$53,499,372	$3,596,779	$2,411,709	$(8,648,279)	$50,859,581	$6,148,837	$3,893,470
	Total Control and Affiliate Investments	$57,648,332	$3,596,779	$3,182,718	$(8,648,279)	$55,779,550	$6,148,837	$4,457,552

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2024 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2024
Professional and Business Services	49.9%
Manufacturing	15.8
Consumer Product	16.5
Distribution	9.8
Automotive	4.1
Software	3.9
Total Investments	100%

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at September 30, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of our investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2024 and is scheduled to expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2024 and is scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

The Board declared the following quarterly cash dividends during the nine months ended September 30, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at September 30, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Qualifying Assets - As of September 30, 2024, the Corporation’s portfolio of investments only includes qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses of interest receivable as of September 30, 2024 or December 31, 2023.

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

Supplemental Cash Flow Information - Income taxes paid during the nine months ended September 30, 2024 and 2023 were $152,374 and $509,063, respectively. Interest paid during the nine months ended September 30, 2024 and 2023 was $1,090,775 and $614,640, respectively. The Corporation converted $1,338,517 and $813,599 of interest receivable into investments during the nine months ended September 30, 2024 and 2023, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2024 and December 31, 2023, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On May 7, 2024, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through May 7, 2025, and replaces the share repurchase authorization that was previously approved by the Board in April 2023. No shares of Rand's common stock were repurchased by the Corporation during the nine months ended September 30, 2024 or the nine months ended September 30, 2023.

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

Accordingly, as of September 30, 2024 and December 31, 2023, the valuation allowance against the Corporation's U.S. federal deferred tax assets was $131,338.

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2024 or December 31, 2023.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the nine months ended September 30, 2024. The Corporation incurred $24,543 in federal excise tax expense during the nine months ended September 30, 2023.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. The Corporation incurred $720 in interest expense related to income tax liabilities during the nine months ended September 30, 2024. There were no amounts recognized for the nine months ended September 30, 2023.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2024
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s Billiards Corporation (Seybert’s)	11%
BMP Food Service Supply Holdco, LLC (FSS)	9%
Mattison Avenue Holdings LLC (Mattison)	7%
ITA Acquisition, LLC (ITA)	7%

December 31, 2023
Tilson	14%
FSS	10%
Seybert's	8%
SciAps, Inc. (SciAps)	7%
Inter-National Electronic Alloys LLC (INEA)	6%

Recent Accounting Pronouncements – In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Corporation is currently evaluating the potential effect the new standard will have on its financial statement disclosures.

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

At September 30, 2024, all of the Corporation’s investments were Level 3 investments. At December 31, 2023, 9% of the Corporation’s investments were Level 1 investments and 91% were Level 3 investments. There were no Level 2 investments at September 30, 2024 or December 31, 2023.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2024:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$72,522	$—	$700,000	$100,063	$872,585
Non-Control/Non-Affiliate Loan and Debt	10,957,828	4,476,604	—	2,949,000	18,383,432
Total Non-Control/Non-Affiliate	$11,030,350	$4,476,604	$700,000	$3,049,063	$19,256,017
Affiliate Equity	$18,272,384	$—	$—	$—	$18,272,384
Affiliate Loan and Debt	30,837,197	—	—	1,750,000	32,587,197
Total Affiliate	$49,109,581	$—	$—	$1,750,000	$50,859,581
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	4,919,969	—	—	4,919,969
Total Control	$—	$4,919,969	$—	$—	$4,919,969
Total Level 3 Investments	$60,139,931	$9,396,573	$700,000	$4,799,063	$75,035,567

Range	5X - 12.3X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.9X	1X	3.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2024:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$17,301,482	$—	$—	$17,301,482
Debt investments	38,589,116	—	—	38,589,116
Equity investments	19,144,969	—	—	19,144,969
Total	$75,035,567	$—	$—	$75,035,567

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2023:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$12,417,977	$—	$—	$12,417,977
Debt investments	36,861,525	—	—	36,861,525
Equity investments	27,846,210	7,309,650	—	20,536,560
Total	$77,125,712	$7,309,650	$—	$69,816,062

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
DSD Operating, LLC (DSD)	—	—	23,699	23,699
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Mezmeriz, Inc. (Mezmeriz)	—	—	(742,850)	(742,850)
SciAps, Inc. (SciAps)	—	—	7,699,879	7,699,879
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized gains, net	—	—	6,148,837	6,148,837
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(610,000)	(610,000)
BMP Swanson Holdco, LLC (Swanson)	—	—	250,000	250,000
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(396,226)	(396,226)
Knoa	—	—	1,129,155	1,129,155
Mezmeriz	—	—	742,850	742,850
Mountain Regional Equipment Solutions (MRES)	—	—	(264,545)	(264,545)
Pressure Pro, Inc. (Pressure Pro)	—	—	720,000	720,000
Tilson	—	—	1,761,000	1,761,000
Total unrealized gains, net	—	—	3,332,234	3,332,234
Purchases of securities/changes to securities/non-cash conversions:
FSS	—	—	107,619	107,619
Caitec, Inc. (Caitec)	434,064	—	—	434,064
FCM Industries Holdco LLC (First Coast Mulch)	—	34,499	—	34,499
Filterworks	—	193,885	—	193,885
GoNoodle, Inc. (GoNoodle)	—	10,722	—	10,722
HDI Acquisition LLC (Hilton Displays)	—	16,069	—	16,069
Highland All About People Holdings, Inc. (All About People)	—	93,776	—	93,776
Inter-National Electronic Alloys LLC (INEA)	—	33,995	—	33,995
ITA Acquisition, LLC (ITA)	771,009	—	—	771,009
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
MRES	—	2,949,000	264,545	3,213,545
Pressure Pro	—	52,129	—	52,129
Seybert’s Billiards Corporation (Seybert’s)	—	1,895,806	—	1,895,806
Total purchases of securities/changes to securities/non-cash conversions	6,777,975	5,279,881	372,164	12,430,020
Repayments and sales of securities:
DSD	—	—	(23,699)	(23,699)
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
SciAps	—	(2,090,000)	(10,823,863)	(12,913,863)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sales of securities	(1,894,470)	(3,552,290)	(11,244,826)	(16,691,586)
Ending balance September 30, 2024, of Level 3 Assets	$17,301,482	$38,589,116	$19,144,969	$75,035,567

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$1,460,229

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2023:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2022, of Level 3 Assets	$14,578,351	$19,582,616	$20,935,744	$55,096,711
Realized gains (losses) included in net change in net assets from operations:
ClearView Social, Inc. (Clearview Social)	—	—	10,432	10,432
DSD Operating, LLC (DSD)	—	—	2,537,765	2,537,765
Microcision, LLC (Microcision)	—	—	58,329	58,329
Rheonix, Inc. (Rheonix)	—	—	(2,802,731)	(2,802,731)
SocialFlow, Inc. (Social Flow)	—	—	(4,941)	(4,941)
Somerset Gas Transmission Company, LLC (Somerset)	—	—	(448,717)	(448,717)
Total realized losses, net	—	—	(649,863)	(649,863)
Unrealized gains (losses) included in net change in net assets from operations:
DSD	—	—	(886,698)	(886,698)
Open Exchange, Inc. (Open Exchange)	—	—	(701,940)	(701,940)
Rheonix	—	—	2,802,731	2,802,731
Somerset	—	—	594,097	594,097
Total unrealized gains, net	—	—	1,808,190	1,808,190
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	2,320,000	—	2,320,000
BMP Swanson Holdco, LLC (Swanson)	100,115	—	—	100,115
Caitec, Inc. (Caitec)	55,822	—	—	55,822
DSD	31,652	—	—	31,652
FCM Industries Holdco LLC (First Coast Mulch)	—	3,807,147	—	3,807,147
Filterworks Acquisition USA, LLC (Filterworks)	—	204,489	—	204,489
GoNoodle, Inc. (GoNoodle)	—	10,614	—	10,614
HDI Acquisition LLC (Hilton Displays)	—	17,182	—	17,182
Highland All About People Holdings, Inc. (All About People)	—	3,018,000	1,000,000	4,018,000
Inter-National Electronic Alloys LLC (INEA)	—	3,321,071	1,011,765	4,332,836
ITA Acquisition, LLC (ITA)	547,282	—	—	547,282
Mattison Avenue Holdings LLC (Mattison)	28,300	—	—	28,300
Pressure Pro, Inc. (Pressure Pro)	—	3,038,446	30,000	3,068,446
Seybert’s Billiards Corporation (Seybert’s)	—	93,720	—	93,720
SciAps, Inc. (Sciaps)	—	5,000	—	5,000
Social Flow	—	—	4,941	4,941
Tilson Technology Management, Inc. (Tilson)	—	—	250,000	250,000
Total purchases of securities/changes to securities/non-cash conversions	763,171	15,835,669	2,296,706	18,895,546
Repayments and sales of securities:
Clearview Social	—	—	(10,432)	(10,432)
DSD	(3,171,434)	—	(3,605,265)	(6,776,699)
FSS	—	(40,047)	(210,000)	(250,047)
Hilton Displays	—	(300,000)	—	(300,000)
Microcision	—	—	(58,329)	(58,329)
Somerset	—	—	(270,380)	(270,380)
Total repayments and sales of securities	(3,171,434)	(340,047)	(4,154,406)	(7,665,887)
Ending balance September 30, 2023, of Level 3 Assets	$12,170,088	$35,078,238	$20,236,371	$67,484,697

Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(701,940)

Note 4. OTHER ASSETS

At September 30, 2024 and December 31, 2023, other assets was comprised of the following:

	September 30, 2024	December 31, 2023
Escrow receivable	$283,776	$—
Deferred financing fees, net	68,750	87,500
Prepaid expenses	48,953	16,711
Dividends receivable	46,725	85,090
Total other assets	$448,204	$189,301

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2024 or December 31, 2023.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $21,100,000 at September 30, 2024.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2024, the Corporation's applicable interest rate was 8.46%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of September 30, 2024, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at September 30, 2024 and December 31, 2023 was $3,900,000 and $16,250,000, respectively. The unamortized closing fee was $68,750 and $87,500 as of September 30, 2024 and December 31, 2023, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2024 was $6,250 and $18,750, respectively. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2023 was $6,250 and $18,750, respectively.

For the three and nine months ended September 30, 2024 and 2023, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Average debt outstanding	$10,026,087	$12,161,957	$14,746,168	$10,086,630
Weighted average interest rate	8.99%	8.95%	8.93%	8.68%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and nine months ended September 30, 2024 and 2023, respectively:

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2024	$264,892	$55,801,170	$(1,566,605)	$14,059,159	$68,558,616
Payment of dividend	—	—	—	(748,496)	(748,496)
Net increase in net assets from operations	—	—	—	2,636,516	2,636,516
September 30, 2024	$264,892	$55,801,170	$(1,566,605)	$15,947,179	$70,446,636

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2023	$264,892	$51,464,267	$(1,566,605)	$11,239,474	$61,402,028
Payment of dividend	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	595,504	595,504
September 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,189,723	$61,352,277

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	(2,142,247)	(2,142,247)
Net increase in net assets from operations	—	—	—	11,773,670	11,773,670
September 30, 2024	$264,892	$55,801,170	$(1,566,605)	$15,947,179	$70,446,636

	Common Stock	Capital in excess of par value	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$(1,566,605)	$7,558,766	$57,721,320
Payment of dividend	—	—	—	(1,806,714)	(1,806,714)
Net increase in net assets from operations	—	—	—	5,437,671	5,437,671
September 30, 2023	$264,892	$51,464,267	$(1,566,605)	$11,189,723	$61,352,277

Note 8. RELATED PARTY TRANSACTIONS

Investment Management Agreement

In November 2019, the Corporation completed a stock sale transaction with East Asset Management. Concurrent with the Closing, RCM, a registered investment adviser, was retained by Rand as its external investment adviser and administrator, which resulted in Daniel Penberthy, the Corporation's President and Chief Executive Officer, and Margaret Brechtel, the Corporation's Executive Vice President, Treasurer, Chief Financial Officer and Secretary, serving as officers and employees of RCM. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

At September 30, 2024 and December 31, 2023, amounts payable to RCM were comprised of the following, and are reported on the "Due to investment adviser" line on the Consolidated Statements of Financial Position:

	September 30, 2024	December 31, 2023
Base Management Fee payable	$309,265	$287,297
Income Based Incentive Fees payable	178,218	—
Capital Gains Fee payable	—	692,000
Total due to investment adviser	$487,483	$979,297

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2024, the Base Management Fee was $309,265 and $934,532, respectively. For the three and nine months ended September 30, 2023, the Base Management Fee was $268,609 and $769,869, respectively.

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net Investment Income” (as defined in the Investment Management Agreement) for the immediately preceding calendar quarter, subject to a hurdle rate of 1.75% per quarter (7% annualized) and is payable promptly following the filing of the Corporation’s financial statements for such quarter, to the extent the Income Based Fee exceeds Accrued Unpaid Income.

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

Any Income Based Fee otherwise payable under the Investment Management Agreement with respect to Accrued Unpaid Income (as described below) (such fees being the “Accrued Unpaid Income Based Fees”) shall be deferred, on a security by security basis, and shall become payable to RCM only if, as, when and to the extent cash is received in respect of any Accrued Unpaid Income. Any Accrued Unpaid Income that is subsequently reversed in connection with a write-down, write-off, impairment or similar treatment of the investment giving rise to such Accrued Unpaid Income will, in the applicable period of reversal, (1) reduce Pre-Incentive Fee Net Investment Income and (2) reduce the amount of Accrued Unpaid Income Based Fees. For purposes of the Investment Management Agreement, Accrued Unpaid Income is defined as any net investment income that consists of any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that the Corporation has recognized in accordance with GAAP, but has not yet received in cash. Subsequent payments of Accrued Unpaid Income Based Fees that are deferred as provided for in the Investment Management Agreement shall not reduce the amounts otherwise payable for any quarter as an Income Based Fee.

For the three and nine months ended September 30, 2024, the Income Based Fees earned were $178,218. For the three and nine months ended September 30, 2023, there were no Income Based Fees earned under the Investment Management Agreement. As of September 30, 2024, cumulative accrued Income Based Fees payable were $178,218, and after calculating Accrued Unpaid Income, none was immediately payable. As of December 31, 2023, there were there were no accrued Income Based Fees payable.

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

As of September 30, 2024, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2024.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $4,346,000 at September 30, 2024, which represents the fee that would be due based on net portfolio appreciation. The $4,346,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statement of Financial Position at September 30, 2024. At December 31, 2023, there was an accrual of $2,971,700 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $692,000 and $2,279,700 that would be due based on net portfolio appreciation at December 31, 2023. The $692,000 capital gains fee payable was recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2023, and was paid to RCM during the nine months ended September 30, 2024. For the three and nine months ended September 30, 2024, the capital gains incentive fee expense was $313,000 and $2,066,300, respectively. For the three and nine months ended September 30, 2023, the capital gains incentive fee expense was ($41,300) and $740,700, respectively.

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

For the nine months ended September 30, 2024 and 2023, the Corporation recorded administrative fees of $118,167 and $111,750, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Nine months ended September 30, 2024 (Unaudited) *(1)	Nine months ended September 30, 2023 (Unaudited) *(1)
Net asset value, beginning of period	23.56	22.36
Income from operations:
Net investment income	0.47	0.78
Net realized gain on sales and dispositions of investments	4.30	0.28
Net change in unrealized appreciation/depreciation on investments	(0.21)	1.05
Increase in net assets from operations	4.56	2.11
Payment of cash dividend	(0.83)	(0.70)
Increase in net assets	3.73	1.41
Net asset value, end of period	$27.29	$23.77
Per share market price, end of period	$16.80	$13.17
Total return based on market value (2)	35.72%	4.13%
Total return based on net asset value (3)	19.36%	9.42%
Supplemental data:
Ratio of expenses before income taxes to average net assets (4)	10.59%	7.09%
Ratio of expenses including income taxes to average net assets (4)	10.12%	8.23%
Ratio of net investment income to average net assets (4)	2.46%	4.49%
Portfolio turnover	14.55%	26.52%
Debt/equity ratio	5.54%	22.41%
Net assets, end of period	$70,446,636	$61,352,277

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2024; and statements regarding our compliance with the RIC requirements as of September 30, 2024; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview

We are an externally managed non-diversified investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, our investments are primarily in higher yielding debt instruments. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at September 30, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2024 and will expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2024 and will expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2024, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following quarterly cash dividends during the nine months ended September 30, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments may afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the SEC to permit the Corporation to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of its affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the New Order, we are generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Financial Condition

Overview:

	September 30, 2024	December 31, 2023	(Decrease) Increase	% (Decrease) Increase
Total assets	$79,798,119	$81,021,982	$(1,223,863)	(1.5)%
Total liabilities	9,351,483	20,206,769	(10,855,286)	(53.7)%
Net assets	$70,446,636	$60,815,213	$9,631,423	15.8%

Net asset value per share (NAV) was $27.29 at September 30, 2024 and $23.56 at December 31, 2023.

Cash approximated 4.8% of net assets at September 30, 2024, as compared to 5.4% of net assets at December 31, 2023.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2024, there was $3,900,000 drawn on the Credit Facility and the applicable interest rate was 8.46%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated.

	September 30, 2024	December 31, 2023	Decrease	% Decrease
Investments, at cost	$67,052,272	$68,365,606	$(1,313,334)	(1.9)%
Unrealized appreciation, net	7,983,295	8,760,106	(776,811)	(8.9)%
Investments, at fair value	$75,035,567	$77,125,712	$(2,090,145)	(2.7)%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 107% of net assets at September 30, 2024 as compared to approximately 127% of net assets at December 31, 2023.

Our investment objective is to generate current income and when possible, capital appreciation, by targeting investment opportunities with favorable risk-adjusted returns. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. In the past, we have also invested in publicly traded shares of other business development companies that provide income through dividends and have more liquidity than our private company equity investments.

The change in investments during the nine months ended September 30, 2024, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Mattison Avenue Holdings, LLC (Mattison)	$5,500,000
Mountain Regional Equipment Solutions (MRES)	3,204,545
Seybert’s Billiards Corporation (Seybert's)	1,800,000
ITA Acquisition, LLC (ITA)	458,333
BMP Food Service Supply Holdco, LLC (FSS)	107,619
Total of new investments	11,070,497
Other changes to investments:
Caitec, Inc. (Caitec) interest conversion	434,064
ITA interest conversion	312,676
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	193,885
Mattison interest conversion	72,902
Seybert’s OID amortization and interest conversion	95,806
Highland All About People Holdings, Inc. (All About People) interest conversion	93,776
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	52,129
Inter-National Electronic Alloys LLC (INEA) interest conversion	33,995
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	34,499
HDI Acquisition LLC (Hilton Displays) interest conversion	16,069
GoNoodle, Inc. (GoNoodle) interest conversion	10,722
MRES OID amortization	9,000
Total of other changes to investments	1,359,523
Investments repaid, sold, liquidated or converted:
FSS debt repayment	(34,838)
ACV Auctions, Inc. (ACV) sale	(53,094)
Ares Capital Corporation (Ares) sale	(267,140)
Barings BDC, Inc. (Barings) sale	(333,352)
Mezmeriz, Inc. (Mezmeriz) liquidation	(742,850)
FS KKR Capital Corp (FS KKR) sale	(755,058)
PennantPark Investment Corporation (Pennantpark) sale	(892,212)
Carlyle Secured Lending Inc. (Carlyle) sale	(899,749)
Knoa Software, Inc. (Knoa) sale	(1,229,155)
Pressure Pro debt repayment	(1,427,452)
Mattison debt repayment	(1,894,470)
SciAps, Inc. (SciAps) debt repayment	(2,090,000)
SciAps sale	(3,123,984)
Total of investments repaid, sold, liquidated or converted	(13,743,354)
Net change in investments, at cost	$(1,313,334)

Results of Operations

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

Investment Income

	Three months ended September 30, 2024	Three months ended September 30, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,945,595	$1,535,677	$409,918	26.7%
Interest from other investments	113	456	(343)	(75.2)%
Dividend and other investment income	57,125	154,416	(97,291)	(63.0)%
Fee income	215,621	50,565	165,056	326.4%
Total investment income	$2,218,454	$1,741,114	$477,340	27.4%

The total investment income during the three months ended September 30, 2024 was received from 21 portfolio companies. For the three months ended September 30, 2023, total investment income was received from 23 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 27% higher during the three months ended September 30, 2024 versus the same period in 2023 due to the fact that we originated additional interest yielding investments during the last year. The new debt instruments were originated from FSS, ITA, Mattison, MRES, and Seybert's.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average idle cash balances during the three months ended September 30, 2024 versus the same period in 2023.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions or dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective periods were:

	Three months ended September 30, 2024	Three months ended September 30, 2023
FS KKR	$33,600	$36,000
Tilson Technology Management Inc. (Tilson)	13,125	13,126
Barings	10,400	10,400
Carlyle	—	43,860
Pennantpark	—	40,950
Ares	—	10,080
Total dividend and other investment income	$57,125	$154,416

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

The income associated with the amortization of financing fees was $52,803 and $38,565 for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, we recognized a prepayment fee of $146,300 from our debt investment in SciAps, a loan modification fee of $4,929 from our debt investment in SciAps, and a monitoring fee of $11,589 from our investment in First Coast Mulch. During the three months ended September 30, 2023, we recognized a monitoring fee of $12,000 from our investment in First Coast Mulch.

Expenses

	Three months ended September 30, 2024	Three months ended September 30, 2023	Increase	% Increase
Total expenses	$1,333,930	$809,936	$523,994	64.7%

The increase in total expenses during the three months ended September 30, 2024 versus the same period in 2023 was primarily due to a $354,300 increase in the capital gains incentive fee expense and a $178,218 increase in the income based incentive fee expense.

The capital gains incentive fee accrual expense during the three months ended September 30, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The increase in expense during the three months ended September 30, 2024 can be attributed to realized capital gains during the quarter.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fee accrued during the three months ended September 30, 2024 was $178,218, and is due to an increase in

Pre-Incentive Fee Net Investment Income above the hurdle rate as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation. The income based incentive fee with respect to Accrued Unpaid Income shall be deferred, on a security by security basis, and shall become payable only if, as, when and to the extent cash is received. The Accrued Unpaid Income for the three months ended September 30, 2024 exceeded the income based incentive fee for the third quarter of 2024, and therefore, no income based incentive fee is currently payable to RCM at September 30, 2024.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended September 30, 2024 and 2023 was $887,035 and $798,583, respectively.

Realized Gain (Loss) on Investments

	Three months ended September 30, 2024	Three months ended September 30, 2023	Change
Realized gain (loss) on investments before income taxes	$7,230,082	$(2,802,731)	$10,032,813

During the three months ended September 30, 2024, we sold our investment in SciAps and recognized a realized gain of $7,699,879. In addition, during the three months ended September 30, 2024, we liquidated our investment in Mezmeriz, which was previously valued at $0, and recognized a realized loss of ($742,850). We also recognized a realized gain of $23,699 from additional proceeds received from DSD Operating, LLC (DSD), an investment we exited during 2023.

During the three months ended September 30, 2024, we recognized a net realized gain of $190,072 on the sale of 48,000 shares of FS KKR and a net realized gain of $59,282 on the sale of 40,000 shares of Barings.

During the three months ended September 30, 2023, we liquidated our investment in Rheonix, Inc. (Rheonix), which was previously valued at $0, and recognized a realized loss of ($2,802,731).

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended September 30, 2024	Three months ended September 30, 2023	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$(5,665,541)	$2,599,652	$(8,265,193)

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2024, was comprised of the following:

Three months ended September 30, 2024
Mezmeriz	$742,850
Pressure Pro	250,000
BMP Swanson Holdco, LLC (Swanson)	250,000
Barings	(55,848)
FS KKR	(191,982)
Filterworks	(200,000)
MRES	(264,545)
FSS	(610,000)
SciAps	(5,586,016)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(5,665,541)

We sold our investments in SciAps, FS KKR, Barings, and Mezmeriz during the three months ended September 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Pressure Pro and Swanson after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the three months ended September 30, 2024, the valuation of our investments in Filterworks, MRES, and FSS were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2023, was comprised of the following:

Three months ended September 30, 2023
Rheonix	$2,802,731
Pennantpark	144,950
Barings	42,400
FS KKR	28,320
Ares	15,400
Carlyle	(16,340)
ACV	(417,809)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$2,599,652

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

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the three months ended September 30, 2024 and 2023 was $2,636,516 and $595,504, respectively.

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

Investment Income

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$5,754,470	$4,306,120	$1,448,350	33.6%
Interest from other investments	2,171	692	1,479	213.7%
Dividend and other investment income	282,135	821,756	(539,621)	(65.7)%
Fee income	383,046	279,476	103,570	37.1%
Total investment income	$6,421,822	$5,408,044	$1,013,778	18.7%

The total investment income during the nine months ended September 30, 2024 was received from 24 portfolio companies. For the nine months ended September 30, 2023, total investment income was received from 26 portfolio companies

Interest from portfolio companies – Interest from portfolio companies was approximately 34% higher during the nine months ended September 30, 2024 versus the same period in 2023 due to the fact that we originated additional interest yielding investments during the last year. The new debt instruments were originated from FSS, ITA, Mattison, MRES, and Seybert's.

Interest from other investments - The increase in interest from other investments is primarily due to higher average idle cash balances during the nine months ended September 30, 2024 versus the same period in 2023.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions and dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective periods were:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
FS KKR	$105,600	$105,600
Pennantpark	54,600	116,025
Carlyle	41,280	119,540
Tilson	39,375	39,376
Barings	31,200	30,400
Ares	10,080	30,240
Carolina Skiff LLC (Carolina Skiff)	—	299,173
DSD	—	46,552
Knoa	—	34,850
Total dividend and other investment income	$282,135	$821,756

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

The income associated with the amortization of financing fees was $154,637 and $164,212 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we recognized a prepayment fee of $146,300 from our debt investment in SciAps, a loan modification fee of $4,929 from our debt investment in SciAps, prepayment fees totaling $25,782 from our investment in Pressure Pro, a loan monitoring fee of $20,000 from our investment in Pressure Pro, a loan monitoring fee of $11,589 from our investment in First Coast Mulch, a loan monitoring fee of $8,814 from our investment in Mattison, a loan monitoring fee of $5,995 from our investment in Filterworks, and a loan modification fee of $5,000 from our investment in Lumious.

During the nine months ended September 30, 2023, we recognized an early repayment fee of $61,264 from our investment in DSD, a loan monitoring fee of $20,000 from our investment in FSS, a loan monitoring fee of $20,000 from our investment in Pressure

Pro, a loan monitoring fee of $12,000 from our investment in First Coast Mulch, and a loan modification fee of $2,000 from our investment in Lumious.

Expenses

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Increase	% Increase
Total expenses	$5,213,568	$3,164,522	$2,049,046	64.8%

The increase in total expenses during the nine months ended September 30, 2024 versus the same period in 2023 was primarily due to a $1,325,600 increase in the capital gains incentive fee expense, a $320,364 increase in interest expense, a $178,218 increase in income based incentive fee expense, a $164,663 increase in base management fees payable to RCM under the Investment Management Agreement, and a $44,825 increase in professional fees.

The capital gains incentive fee accrual expense during the nine months ended September 30, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The increase in expense during the nine months ended September 30, 2024 can be attributed to realized capital gains and increases in unrealized appreciation during the year.

The increase in interest expense resulted from higher average outstanding debt balances during the nine months ended September 30, 2024 versus the same period in 2023 under the Credit Facility. Interest expense for the nine months ended September 30, 2024 and 2023 was $1,028,198 and $707,834, respectively.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fee accrued during the nine months ended September 30, 2024 was $178,218, and is due to an increase in Pre-Incentive Fee Net Investment Income above the hurdle rate as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation. The income based incentive fee with respect to Accrued Unpaid Income shall be deferred, on a security by security basis, and shall become payable only if, as, when and to the extent cash is received. The Accrued Unpaid Income for the three months ended September 30, 2024 exceeded the income based incentive fee for the third quarter of 2024, and therefore, no income based incentive fee is currently payable to RCM at September 30, 2024.

The base management fee payable to RCM is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee payable to RCM will increase accordingly. The base management fee for the nine months ended September 30, 2024 and 2023 was $934,532 and $769,869, respectively.

Professional fees expense increased by $44,825 during the nine months ended September 30, 2024, versus the same period in 2023, as we incurred increased fees associated with the complex regulatory environment in which we operate.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the nine months ended September 30, 2024 and 2023 was $1,209,425 and $2,006,129, respectively.

Realized Gain on Investments

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Change
Realized gain on investments before income taxes	$11,108,282	$1,068,904	$10,039,378

During the nine months ended September 30, 2024, we sold our investment in SciAps and recognized a realized gain of $7,699,879.

During the nine months ended September 30, 2024, we recognized a net realized gain of $3,450,092 on the sale of 194,934 shares of ACV, a net realized gain of $598,371 on the sale of 86,000 shares of Carlyle, a net realized gain of $484,834 on the sale of 195,000 shares of Pennantpark, a net realized gain of $190,072 on the sale of 48,000 shares of FS KKR, a net realized gain of $176,794 on the sale of 21,000 shares of Ares, and a net realized gain of $59,282 on the sale of 40,000 shares of Barings. In addition, we recognized a realized gain of $397,264 from proceeds received from Tilson following a partial sale of certain SQF assets. We also recognized a realized gain of $23,699 from additional proceeds received from DSD, an investment we exited during 2023.

During the nine months ended September 30, 2024, we liquidated our investment in Knoa, which was previously valued at $0, and recognized a realized loss of ($1,229,155). We also liquidated our investment in Mezmeriz, which was previously valued at $0, and recognized a realized loss of ($742,850).

During the nine months ended September 30, 2023, we sold our investment in DSD and recognized a realized gain of $2,537,765. In addition, during the during the nine months ended September 30, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717). We also liquidated our investment in Rheonix, which was previously valued at $0, and recognized a realized loss of ($2,802,731).

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

We recognized a net realized gain of $1,718,767 on the sale of 125,000 shares of ACV during the nine months ended September 30, 2023.

Change in Unrealized Appreciation (Depreciation) of Investments

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$(776,811)	$2,634,355	$(3,411,166)

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2024, was comprised of the following:

Nine months ended September 30, 2024
Tilson	$1,761,000
Knoa	1,129,155
Mezmeriz	742,850
Pressure Pro	720,000
Swanson	250,000
Barings	(9,848)
Ares	(153,490)
FS KKR	(203,502)
MRES	(264,545)
Carlyle	(386,811)
Filterworks	(396,226)
Pennantpark	(455,238)
FSS	(610,000)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(776,811)

We sold our investments in ACV, Ares, Barings, Carlyle, FS KKR, Knoa, Mezmeriz, and Pennantpark during the nine months ended September 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Tilson, Pressure Pro, and Swanson after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the nine months ended September 30, 2024, the valuation of our investments in MRES, Filterworks, and FSS were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2023, was comprised of the following:

Nine months ended September 30, 2023
Rheonix	$2,802,731
Somerset	594,097
ACV	475,342
Pennantpark	173,550
FS KKR	109,760
Barings	30,000
Ares	19,740
Carlyle	17,773
Open Exchange, Inc. (Open Exchange)	(701,940)
DSD	(886,698)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$2,634,355

ACV, Ares, Barings, Carlyle, FS KKR and Pennantpark are all publicly traded stocks, and as such, were marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

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

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the nine months ended September 30, 2024 and 2023 was $11,773,670 and $5,437,671, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of September 30, 2024, our total liquidity consisted of approximately $3,353,000 in cash and $21,100,000 of remaining availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at September 30, 2024 was $3,900,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $21,100,000 at September 30, 2024.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2024, our applicable interest rate was 8.46%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We believe we were in compliance with these covenants at September 30, 2024. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the nine months ended September 30, 2024, we experienced a net increase in cash of approximately $57,000, which is a net effect of approximately $14,550,000 of net cash provided by our operating activities and approximately $14,492,000 of net cash used in our financing activities.

The $14,550,000 of net cash provided by our operating activities during the nine months ended September 30, 2024 resulted primarily from net investment income of approximately $1,208,000, approximately $24,852,000 from the sales of equity investments and repayments of debt investments, and an approximately $1,495,000 net increase in operating liabilities. This was partially offset by approximately $11,070,000 used to fund new or follow-on portfolio company investments, approximately $1,339,000 in non-cash interest income, and an approximately $499,000 net increase in operating assets.

Net cash used in financing activities during the nine months ended September 30, 2024 was approximately $14,492,000. This is comprised of $12,350,000 repaid on the Credit Facility and approximately $2,142,000 in dividends paid to shareholders.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities and through borrowings under the $25 million Credit Facility. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of September 30, 2024, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of September 30, 2024, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of September 30, 2024. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(39,000)	$(78,000)	$(117,000)
Decrease in interest rate	39,000	78,000	117,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at September 30, 2024, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2024 – 7/31/2024	—	—	—	$1,500,000
8/1/2024 – 8/31/2024	—	—	—	$1,500,000
9/1/2024 – 9/30/2024	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 6, 2024

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: November 6, 2024

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)