Form 10-K
period 2024-12-31
RAND CAPITAL CORP
filed 2025-03-10
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $12,480,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 10, 2025 there were 2,969,814 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

Rand Capital Corporation (“Rand”, the “Corporation”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at December 31, 2024. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2024 and is scheduled to expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2024 and is scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

In this Annual Report on Form 10-K, (“Annual Report”), unless the context otherwise requires, “Rand”, the “Corporation”, “we”, “us”, and “our” refer to Rand Capital Corporation and its wholly owned subsidiaries.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

Rand's Board of Directors (the "Board") declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024
4th	$4.20	December 16, 2024	January 24, 2025

On December 5, 2024, the Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on January 24, 2025 to shareholders of record as of December 16, 2024.

The Board declared the following cash dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023
3rd	$0.25	August 31, 2023	September 14, 2023
4th	$0.25	December 18, 2023	December 29, 2023
4th	$0.38	December 18, 2023	December 29, 2023

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at December 31, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Our Investment Objectives and Strategy

Our investment activities are managed by our external investment adviser, RCM. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand during 2024 were, and the investments to be made by Rand in the future are expected to be, made primarily in higher yielding debt instruments.

We expect to invest in privately held, lower middle market companies with committed and experienced management in a broad variety of industries. We seek to invest in businesses that have sustainable, differentiated and market-proven products and have revenue of greater than $10 million and EBITDA in excess of $1.5 million. We primarily provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Going forward, our initial investment in any one portfolio company is expected to be in the range of $2 million to $4 million. The debt instruments we invest in are not expected to be rated by any rating agency and, if they were, would be expected to be below investment grade. Because of the higher risk nature of our investments, we seek board observation or information rights and may require a board seat.

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
(vi)
provides us with other investment advisory, research and related services that may, from time to time, be required for the investment of our assets; and
(vii)
assists us in the valuation process for our portfolio investments.

The Adviser’s services under the Investment Management Agreement are not exclusive, and it does furnish similar services to other entities and funds. In addition, subject to compliance with the requirements of the 1940 Act, the Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Advisor”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation payable to any Sub-Advisor. For calendar year 2024, RCM did not use any Sub-Advisors with respect to the investment advice provided to Rand.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio managers are Daniel Penberthy and Scott Barfield, who collectively manage the Adviser on a day-to-day basis. All decisions to acquire or dispose of assets on our behalf are made by the Adviser’s Investment Committee. Each decision must be approved by a majority vote of the Investment Committee members.

We believe that the Investment Committee during 2024 had significant and substantial experience making and managing investments in debt and equity instruments that are consistent with our investment objectives and strategies across market cycles and industries. We believe that the experience and investing acumen of RCM’s Investment Committee provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in lower middle-market companies.

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

Base Management Fee

The “Base Management Fee” is an annual rate of 1.50% of our total assets (other than cash but including assets purchased with borrowed funds), determined according to procedures duly adopted by the Board and is determined based on the average value of our total assets (other than cash but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

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

The accreted or amortized cost basis of an investment shall mean, with respect to an investment owned by us as of the effective date of the Prior Investment Management Agreement, the fair value of that investment as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, as filed with the SEC on November 7, 2019, and, with respect to an investment acquired by us subsequent to the effective date of the Prior Investment Management Agreement or the Investment Management Agreement, the accreted or amortized cost basis of such investment as reflected in our financial statements.

Example 1: Income Based Fee Calculations: *

Alternative 1

Assumptions:

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 1.75%

Base Management Fee(2) = 0.375%

Other expenses (legal, accounting, transfer agent, etc.) = 0.20%

Pre-Incentive Fee Net Investment Income (investment income – (Base Management Fee + other expenses)) = 0.675%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Income Based Fee payable for the calendar quarter.

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

Duration and Termination

The Investment Management Agreement was executed on December 31, 2020 and had an initial term of two years after this date. Our Board approved the Investment Management Agreement on October 29, 2020 and it was approved by our shareholders at the Special Meeting held on December 16, 2020. Thereafter, the Investment Management Agreement will continue to renew for successive annual periods so long as such continuance is specifically approved at least annually by:

(i)
the vote of our Board, or by the vote of shareholders holding a majority of the outstanding voting securities of Rand; and
(ii)
the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act.

On October 23, 2024, our Board, including all four independent directors, approved the renewal of the Investment Management Agreement for a period of twelve months commencing December 31, 2024 and ending on December 31, 2025.

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

Administration Agreement

In connection with the Closing, we entered into an administration agreement (the "Prior Administration Agreement) with the Adviser, and on December 31, 2020, concurrent with the execution of the Investment Management Agreement, we entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on our behalf, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser makes reports to our Board regarding the performance of its obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it determines to be desirable.

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

The Administration Agreement was executed on December 31, 2020, the same date as the Investment Management Agreement, and had an initial term of two years after that date, and thereafter will continue for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. On October 23, 2024, our Board, including all four independent directors, approved the renewal of the Administration Agreement for a period of twelve months commencing December 31, 2024 and ending on December 31, 2025. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis.

As of December 31, 2024 and 2023, our asset coverage ratio, as computed in accordance with the 1940 Act, was 10,988.8% and 474.2%, respectively.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of their total assets. Generally, an eligible portfolio company includes (i) a private domestic operating company, (ii) a public domestic operating company whose securities are not listed on the New York Stock Exchange, the Nasdaq Stock Market or another national securities exchange or (iii) a public domestic operating company whose securities are listed on the New York Stock Exchange, the Nasdaq Stock Market or another national securities exchange so long as the aggregate market value for the voting and non-voting outstanding common equity of such company is less than $250.0 million. In addition, any small business investment company that is licensed by the SBA and is a wholly owned subsidiary of a BDC is an eligible portfolio company.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those non-qualifying investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2024, we believe we were in compliance with this rule.

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

Taxation as a Regulated Investment Company

The Corporation elected U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), on our U.S. Federal tax return for the 2020 tax year. In order to qualify to make the RIC election, we, among other things, distributed our previously undistributed “accumulated earnings and profits” to shareholders, through the special dividend paid to shareholders in May 2020. RIC qualifications also require meeting specified source-of-income and asset-diversification requirements. In addition, in order to maintain our RIC status, we must distribute to our shareholders, with respect of each taxable year, dividends for U.S. federal income tax purposes in an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. Additionally, we will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that need to remain in a taxable subsidiary in order to maintain RIC status.

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
(3)
derive in each taxable year at least 90% of gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to the business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly-traded partnership” (as defined in the Code); and
(4)
diversify our holdings so that at the end of each quarter of the taxable year:
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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report, including the financial statements and related notes contained in Part II, Item 8 – “Financial Statements and Supplementary Data” and the discussion in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, the following information should be carefully considered before making an investment in our common stock. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

We have listed below the risk factors applicable to us grouped into the following categories: Risks related to our Business and Structure, Risks related to our Investments, Risks related to our Indebtedness, Risks related to our Common Stock and Risks Relating to U.S. Federal Income Tax.

Risks related to our Business and Structure

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, subject to oversight by our Board. After the completion of the Transaction, we no longer have any employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals and the Investment Committee to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and monitor those investments, and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. The Corporation does not have any employment agreements with key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. In addition, we do not expect that members of RCM's investment team and the Investment Committee will devote all of their business time to our operations, and, as a result, each such person will have other demands on their time as a result of their other business activities and obligations. Therefore, RCM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. The loss of a material number of investment professionals that RCM currently has access to, or the loss of a material number of members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations.

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

Accomplishing this investment objective effectively and on a cost-effective basis will be based on RCM’s handling of the investment process, including its ability to continue to find investments that offer favorable terms and meet our investment objective, and its ability to provide competent, attentive and efficient services to us. RCM will also need to continue to monitor our portfolio companies’ performance and has been in the past, and may continue to be, called upon to provide managerial assistance. These competing demands on their time may slow the rate of investment or impact the effective deployment of capital.

Even if RCM is able to grow and build on our investment portfolio, any failure by RCM to manage the growth of our portfolio effectively could have a material adverse effect on our business, financial condition, results of operations and investment prospects. If RCM cannot successfully manage our investment portfolio or implement our investment objectives, this could negatively impact our results of operation and financial condition.

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

The 1940 Act permits us to issue senior securities, which include borrowing money from banks or other financial institutions, in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, subject to certain disclosure requirements. On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities were changed from 200% to 150%, effective January 24, 2025. If our asset coverage is not at least 150%, we are not permitted to pay distributions or issue additional senior securities. As a result, and if we are unable to comply with our asset coverage requirement under the 1940 Act, we could have difficulty meeting the distribution requirements necessary to maintain RIC tax treatment. Moreover, if the value of our assets declines, we may also be unable to satisfy this asset coverage test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when we may be unable to do so or unable to do so on favorable terms.

Political and regulatory conditions that contribute to uncertainty and market volatility, including the impact of the 2024 U.S. presidential election and legislative, regulatory, trade and policy changes associated with the new administration, could materially impact our business operations and financial performance and business and financial performance of our portfolio companies.

The political and economic environment in the U.S. has resulted in, and will continue to result in, an uncertain business climate. Changing regulatory policies because of the recently changed political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and results of operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and ability to do business with certain partners. Further, the recent change in the U.S. presidential administration and the U.S. Congress as a result of the 2024 election cycle may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on our industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, the business of our portfolio companies, our financial condition and results of operations.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2024, all of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately held companies in which we typically invest. Investments are valued on a quarterly basis in accordance with our established valuation policy and are stated at fair value and approved by our Board. The inputs into the determination of fair value of these investments may require significant judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed and may fluctuate significantly over short periods of time. Any changes in estimated value of our investments are recorded in our consolidated statement of operations as “Net change in unrealized appreciation/depreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest, as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses.

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM faces significant competition in effecting investing activities on our behalf from many entities, including private venture capital funds, other providers of private credit, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics have allowed and could continue to allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we choose to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this public disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

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

RCM and its affiliates receive fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the investment advice provided to us. Generally, the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to RCM under the terms of the Investment Management Agreement. These compensation arrangements could affect RCM or its affiliates’ judgment with respect to investments made on our behalf, which would allow RCM to earn increased asset management fees.

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

On October 7, 2020, we, RCM and certain of our affiliates received the Order from the SEC to permit us to co-invest in portfolio companies with certain other affiliates, including other BDCs and registered investment companies managed by RCM and certain of its affiliates in a manner consistent with our investment objective, policies, strategies, and restrictions as well as regulatory requirements, subject to compliance with certain conditions. On March 29, 2021, the SEC granted us, RCM, Callodine, and certain of their affiliates the New Order that superseded the Order and permits us to co-invest with affiliates managed by RCM and Callodine. Pursuant to the New Order, we generally are permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

RCM has the right to resign on 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

RCM has the right, under both the Investment Management Agreement and the Administration Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If RCM resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations are likely to be adversely affected and the market price of our common stock may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times to comply with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity or debt securities as a means to raise additional capital. Pursuant to the restrictions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of the Corporation, and our shareholders also approve the sale, giving us the authority to do so. Although we currently do not have such authorization, we may seek such authorization in the future.

In addition to amounts available to be borrowed under our Credit Facility, we may also issue debt securities or borrow additional amounts from financial institutions in order to obtain such additional capital, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue debt securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after such issuance or incurrence. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Furthermore, the debt capital that may be available to us in the future, if any is available at all, may be at a higher cost and on less favorable terms and conditions. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC election. As a result, our earnings may not be able to be retained by the Corporation to fund new investments and, instead, may need to be distributed to shareholders.

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

Our and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we or RCM may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information stored in, or transmitted through, our or RCM’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or RCM’s operations, which could result in damage to our or RCM’s reputation, financial losses, litigation, increased costs or regulatory penalties. Furthermore, if one of these events were to occur at one of our portfolio companies, it could impact their business, financial condition and results of operations, which could negatively impact our investment. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, transfer agents and our third-party IT service provider) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We and RCM have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within our organization and RCM, but we remain potentially vulnerable to additional known and unknown threats. For more information regarding how we oversee, assess and manage cybersecurity risks, see Item 1C – “Cybersecurity.”

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

We typically invest a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded publicly. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have historically been risk seeking rather than risk averse in our approach to our investments. Given the incentive compensation components of our arrangement with RCM under the Investment Management Agreement, RCM may have similar incentives to be risk seeking rather than risk averse in making its investment decisions on our behalf.

Even if our portfolio companies can develop commercially viable technologies, products or services, the market for those new technologies, products and services is likely to be highly competitive and rapidly changing. Commercial success is difficult to predict, and the marketing and other efforts of our portfolio companies may not be successful, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have originated or invested in, and may in the future originate or invest in, covenant-lite loans to our portfolio companies, which means the loan agreement or other debt instrument governing these debt obligations contains fewer maintenance covenants than other loan agreements or debt obligations, or no maintenance covenants, and may not include covenants that we could use to monitor the financial performance of the portfolio company borrower, including covenants based upon compliance with financial ratios, and declare a default under the loan agreement or other debt instrument if the specified covenants are breached. While these loans or other debt obligations to portfolio company borrowers may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made to the same portfolio company borrower as it does not require this borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis, as is generally required under a covenant-heavy loan agreement or other debt instrument. Generally, covenant-lite loans or other debt instruments provide borrowers more freedom, which may negatively impact lenders because these covenants, if any, tend to be occurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower, rather than by deterioration in the borrower’s financial condition. Should the financial condition of a portfolio company borrower begin to deteriorate, our investment in or origination of covenant-lite loans or other debt instruments to such portfolio company borrower may potentially reduce our ability to restructure such problematic loan and mitigate potential loss. As a result of our investment in or origination of covenant-lite loans, our exposure to losses may be increased, which could result in an adverse impact on the Corporation’s revenues, net income and NAV per share.

We provide debt and equity capital primarily to small companies that are not publicly traded, which may present a greater risk of loss than providing debt and equity capital to larger companies.

Our portfolio consists primarily of debt and equity investments in small companies that are not publicly traded. Compared to larger companies, small companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. They also typically have fewer administrative resources, which can lead to greater uncertainty in their ability to generate accurate and reliable financial data, including their ability to deliver audited financial statements. In addition, many small companies may be unable to obtain financing from the public capital markets or other traditional sources, such as commercial banks, in part because loans made to these types of companies entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.

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
•
may from time to time be parties to litigation and may have fewer resources than larger companies to handle such litigation;
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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of RCM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002, as amended, and other rules that govern public companies. If we are unable to uncover all material information about these companies, RCM may not make a fully informed investment decision, and we may lose money on our investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our returns on equity.

We are subject to the risk that investments intended to be held over long periods are, instead, repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments that will typically have substantially lower yields than the debt being prepaid or repay outstanding borrowings under our Credit Facility that has a lower interest rate than the yield of the debt being prepaid, and we could experience significant delays or an inability to reinvest these amounts in comparable debt securities. Any future investment may also be at lower yields or on less favorable terms than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed by them. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio companies may incur debt that ranks equal with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In many cases, portfolio companies are permitted to have other debt that ranks equal with, or senior to, the debt securities in which we invest. By their terms, such debt instruments often provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equal with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the size of our investment and the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance as required by the 1940 Act.

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

We have outstanding existing indebtedness and, subject to the limitations imposed under our Credit Agreement, may in the future borrow additional money under our Credit Facility with M&T Bank, as lender (the "Lender"), which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance, which is impacted by the financial performance of our portfolio companies and is subject to prevailing economic conditions and competitive pressures.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act (“SBCAA”). As a result, the Company’s asset coverage requirements for senior securities were changed from 200% to 150%, effective January 24, 2025. As a result, if we comply with certain disclosure requirements, we will be able to incur additional indebtedness, which may increase the risk of investing in us.

As of December 31, 2024, we had $600,000 in principal amount of outstanding indebtedness under our Credit Facility, which had an annualized interest cost of 8.91%. For us to cover these annualized interest payments on indebtedness, we must achieve annual returns on our investments of at least 8.91%. Since we pay interest at a floating rate on our Credit Facility, an increase in interest rates will generally increase our borrowing costs. We expect that our annualized interest cost and returns required to cover interest will increase if we issue additional debt securities.

In order to assist investors in understanding the effects of leverage, the following table illustrates the effect of leverage on returns from an investment in our common stock assuming our asset coverage equals (i) our actual asset coverage as of December 31, 2024, (ii) 200% asset coverage as of December 31, 2024, and (iii) 150% asset coverage as of December 31, 2024, at various annual returns, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2024

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%	15%
Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2024 (2)	-11.2%	-5.6%	-0.1%	5.5%	11.0%	16.6%
Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2024 (3)	-28.9%	-18.9%	-8.9%	1.1%	11.1%	21.1%
Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2024 (4)	-47.8%	-32.8%	-17.8%	-2.8%	12.2%	27.2%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.

(2) In order to compute the “Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2024,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.91% by the $600,000 in principal amount of debt outstanding as of December 31, 2024) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024, to determine the “Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2024.”

(3) In order to compute the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2024,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.91% by the approximately $36 million of principal debt outstanding, assuming 200% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024, assuming 200% asset coverage to determine the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2024.”

(4) In order to compute the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2024,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2024, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 8.91% by the approximately $48 million of principal debt outstanding, assuming 150% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2024, assuming 150% asset coverage to determine the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2024.”

Because we often borrow money to make our investments, if there is an increase in market interest rates, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.

Because we often borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds under our Credit Facility (which is variable rate indebtedness) to make an investment and the rate at which we invest those funds (which, with respect to our debt investments, is fixed rate indebtedness). When interest rates increase, our debt service obligations under our Credit Facility increase even though the amount borrowed remains the same. As a result, an increase in market interest rates may have an adverse effect on our net investment income in the event we use debt to finance our investments and those debt investments carry a fixed interest rate. In periods of rising interest rates, our cost of funds would increase with respect to amounts borrowed under our Credit Facility, but the interest income received from our portfolio companies under our fixed interest rate debt investments will remain constant, which has reduced, and could in the future continue to reduce, our net investment income.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities were changed from 200% to 150%, effective January 24, 2025. Pursuant to Section 61(a) of the 1940 Act, as amended by the SBCAA, we will be permitted to potentially increase our maximum debt-to-equity ratio from an effective level of one-to-one to two-to-one.

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

In connection with our RIC election, we intend to continue to pay distributions in the form of cash dividends to our shareholders out of assets legally available for distribution. However, we cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or results in year over year increases in cash distribution amounts. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, state corporate law requirements and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will pay distributions on our common stock in the future.

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

The Corporation’s cybersecurity risk management policies include physical, administrative and technical safeguards, as well as plans and procedures designed to help the Corporation seek to prevent and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us or RCM. In addition, our cybersecurity risk management program includes periodic identification and testing of our vulnerabilities and cybersecurity awareness training. Finally, our Chief Compliance Officer conducts an annual due diligence review, including as to cybersecurity matters, of those third-party service providers that have possession of the Corporation’s material non-public information and reports the results of those assessments to the Board.

In the event of a cybersecurity incident impacting us, the Corporation’s cybersecurity risk management policy provides processes for responding to such an incident and facilitates coordination among the Corporation’s officers and our third-party IT service provider. Depending on the nature of the incident, it may also be reported to the Board, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years ended December 31, 2024, we have not experienced a material information security breach incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors — Risks related to our Business and Structure — We are subject to cybersecurity risks and incidents that may adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our, or RCM’s, cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately negatively impact business, financial condition and operating results.”

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholders of Record

On March 4, 2025, we had a total of approximately 2,137 shareholders, which included 46 record holders of our common stock, and an estimated 2,091 holders with shares beneficially owned in nominee name or under clearinghouse positions of brokerage firms or banks.

Share Price Data

Our common stock is traded on The Nasdaq Capital Market under the symbol “RAND.” It is not possible to predict whether our common stock will trade at, above or below net asset value. See “Risk Factors—Risks Relating to Our Common Stock - Our shares often trade at a discount to our net asset value.”

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2024 and 2023, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Discount to Net Asset	Low Sales Price Discount to Net Asset	Dividend
	Value (1)	High	Low	Value (2)	Value (2)	Per Share
Year ended December 31, 2023
First Quarter	$23.00	$14.22	$13.42	(38.17)%	(41.65)%	$0.20
Second Quarter	$23.79	$13.55	$12.66	(43.04)%	(46.78)%	$0.25
Third Quarter	$23.77	$13.97	$13.00	(41.23)%	(45.31)%	$0.25
Fourth Quarter	$23.56	$14.54	$12.70	(38.29)%	(46.10)%	$0.63
Year ended December 31, 2024
First Quarter	$23.85	$14.10	$12.81	(40.88)%	(46.29)%	$0.25
Second Quarter	$26.56	$19.60	$13.69	(26.20)%	(48.46)%	$0.29
Third Quarter	$27.29	$19.49	$14.01	(28.58)%	(48.66)%	$0.29
Fourth Quarter	$25.31	$24.10	$16.00	(4.78)%	(36.78)%	$4.20

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

The Board declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024
4th	$4.20	December 16, 2024	January 24, 2025

On December 5, 2024, the Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of common stock on or about January 24, 2025 to shareholders of record as of December 16, 2024.

Share Repurchase Program

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2024 – 10/31/2024	—	$—	—	$1,500,000
11/1/2024 – 11/30/2024	—	$—	—	$1,500,000
12/1/2024 – 12/31/2024	—	$—	—	$1,500,000
Total	—	$—	—

(1)
There were no shares repurchased, in open market transactions, during the fourth quarter of 2024.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On May 7, 2024, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until May 7, 2025. During the year ended December 31, 2024, we did not repurchase any shares of our common stock.

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our common stock, the Nasdaq Market Index, and the S&P BDC Index, assuming a base index of $100 at the end of 2019. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of cumulative total return of one or more companies, industry indexes and/or broad markets

	YEAR ENDED DECEMBER 31,
Company/Index/Market	2019	2020	2021	2022	2023	2024
Rand Capital Corporation	$100.00	$142.86	$141.49	$117.36	$126.12	$239.28
NASDAQ Market Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P BDC Index	$100.00	$91.15	$125.26	$113.50	$144.80	$168.84

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

Shareholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Total shareholder transaction expenses	—
Annual expenses (as a percentage of net assets attributable to common stock):
Base Management Fees	1.73%	(3)
Incentive Fees	2.58%	(4)
Interest payments on borrowed funds	1.24%	(5)
Other expenses	2.52%	(6)
Total annual expenses	8.07%

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
(4)
The portion of Incentive Fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the year ended December 31, 2024 and paid during the first quarter of 2025. Such Incentive Fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive Fees in respect of net investment income do not include incentive fees in respect of net capital gains. See “Item 1. Business – Incentive Fees.” As we cannot predict our future net investment income or capital gains, the Incentive Fee paid in future periods, if any, may be substantially different than the fee reported during the year ended December 31, 2024.
(5)
Assumes borrowings representing approximately 16% of our average net assets at an average annual interest rate of 7.6%. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and RCM’s assessment of market and other factors at the time of any proposed borrowing.
(6)
Other expenses in this table represents our estimated operating expenses and income tax expenses for the fiscal year ending December 31, 2025.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return	$81	$233	$372	$667

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2025; and statements regarding our compliance with the RIC requirements as of December 31, 2024; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part I, Item 1A of this Annual Report.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, RCM, a registered investment advisor, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after its renewal was approved by our Board of Directors (the “Board”) in October 2024 and will expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after its renewal was approved by the Board in October 2024 and will expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2024, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024
4th	$4.20	December 16, 2024	January 24, 2025

On December 5, 2024, our Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on or about January 24, 2025 to shareholders of record as of December 16, 2024. The stock dividend increased the number of issued and outstanding shares of our common stock from 2,648,916 shares and 2,581,021 shares, respectively, to 3,037,709 shares and 2,969,814 shares, respectively, as of January 24, 2025.

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

Outlook

Rand remains committed to expanding and scaling its business by focusing on debt and related equity investments in privately held, lower middle-market companies. This strategy is designed to drive investment income growth and enhance shareholder value through increased dividend distributions. In 2024, we paid total dividends of $5.03 per share, which included a $4.20 per share cash and stock dividend in the fourth quarter of 2024. The amount of our fourth quarter 2024 cash and stock dividend was inclusive of both our regular quarterly dividend and an additional component reflecting our strong performance in 2024, driven by the realized gain that we recognized from the sale of our investment in SciAps. . Our aggregate 2024 dividend represented a 278% increase over 2023. Reflecting our strong financial performance, we raised our regular quarterly cash dividend by 16%, or $0.04 per share, from $0.25 per share to $0.29 per share in the second quarter of 2024.

During 2024, we monetized select equity investments, exited our remaining publicly traded securities, and received loan repayments that generated approximately $27 million in aggregate cash proceeds. We strategically allocated these funds, using approximately $15.7 million to reduce outstanding borrowings under our senior secured revolving credit facility (the "Credit Facility"). Additionally, we invested approximately $13.9 million into income-producing investments as a means to further increase investment income. At December 31, 2024, after capital deployment and distributing an aggregate of $4.3 million in cash dividends to shareholders, we had approximately $835,000 in cash on hand and $24.4 million in available capacity under our Credit Facility to support future investments. Entering 2025, we have a strong and flexible balance sheet supported by multiple sources of capital.

Our portfolio composition continued shifting toward debt investments in 2024, a trend we anticipate continuing in 2025. As of December 31, 2024, 75% of our portfolio consisted of interest-yielding debt instruments, up from 64% at the end of 2023. This shift has contributed to an improved portfolio yield and increased net interest income, with our annualized weighted average portfolio yield increasing to 13.8% from 13.6% in the prior year.

Supported by our strong liquidity position, we believe we are well-positioned to continue executing our strategy of portfolio expansion, investment income growth, and sustainable dividend increases.

As a lender, we remain exposed to market risks, particularly in periods of rising interest rates. As of December 31, 2024, all of our debt investments carried fixed interest rates, whereas borrowings under our Credit Facility bear interest at a variable rate equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. In rising interest rate environments, our fixed-rate debt investments generate stable returns, but our cost of capital under the Credit Facility increases. This could impact net investment income and overall returns. See “Risk Factors—Risks Related to Our Indebtedness” for further discussion of interest rate risk.

Trends and Opportunities

We believe our combination of cash on hand, Credit Facility availability, proceeds from portfolio exits, and anticipated investment income provides the liquidity necessary to capitalize on new investment opportunities and reinvest in high-performing portfolio companies. RCM continues to build a strong pipeline of potential investments on our behalf, which should allow us to remain well-positioned to deploy capital effectively. Key trends and strategic advantages that support our growth outlook include:

•
Resilient Capital Demand: Well-managed lower middle-market businesses require capital for expansion and remain competitive regardless of broader macroeconomic conditions, particularly with increasing adoption of innovative technologies and service models.
•
Risk Mitigation through Syndication: When possible, we co-invest alongside other investors to diversify exposure and optimize returns.
•
Active Portfolio Oversight: Through RCM, we maintain active governance and strategic involvement in the majority of our portfolio companies. This hands-on approach enhances operational performance and facilitates growth.
•
Leveraging External Investment Management Expertise: Our relationship with RCM and its affiliation with the Callodine Group allows us to benefit from deep investment and regulatory expertise, while maintaining a cost structure that efficiently scales with our portfolio.
•
Expanded Investment Pipeline: The Callodine partnership through our investment adviser, RCM, alongside our established relationship with East, broadens our access to investment opportunities, allows for enhanced portfolio diversification, and supports our ongoing efforts to manage operating expenses as a percentage of portfolio assets.
•
Increasing Exposure to Income-Generating Investments: We remain focused on scaling our income-producing investment base, reinforcing our ability to sustain and grow regular cash dividends. Concurrently, we continue to selectively deploy capital into equity investments to drive long-term capital appreciation.
•
Market Opportunity in the Lower Middle Market: Industry consolidation among commercial banks has led to reduced lending activity in the lower middle market. Heightened regulatory requirements have further constrained banks' willingness to serve this segment, creating opportunities for alternative and private credit lenders like Rand.

•
Flexible Lending Solutions for Middle-Market Borrowers: Lower middle-market companies increasingly seek capital providers with the ability to offer tailored and timely financing solutions. Rand is well-positioned to address this demand by structuring investments that align with borrowers' specific growth objectives and capital needs.

Given these factors, we are confident in our ability to prudently allocate capital, expand our portfolio, and generate sustained long-term value for our shareholders.

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

Investments are valued at fair value as determined in good faith by RCM and approved by our Board. We generally invest in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. We analyze and value each investment quarterly and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that an underlying portfolio company has appreciated in value and, therefore, our equity securities in the underlying portfolio company have also appreciated in value. Additionally, we continue to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest.

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

At December 31, 2024, all of our investments were Level 3 investments. At December 31, 2023, 9% of our investments were Level 1 investments and 91% were Level 3 investments. There were no Level 2 investments at December 31, 2024 or 2023.

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

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. We stop accruing PIK interest and write off any accrued and uncollected interest when we determine that such PIK interest is no longer collectible.

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

Financial Condition

Overview:

	December 31, 2024	December 31, 2023	(Decrease) Increase	(Decrease) Increase
Total assets	$72,457,433	$81,021,982	$(8,564,549)	(10.6)%
Total liabilities	7,124,913	20,206,769	(13,081,856)	(64.7)%
Net assets	$65,332,520	$60,815,213	$4,517,307	7.4%

Net asset value (NAV) was $25.31 per share at December 31, 2024 versus $23.56 per share at December 31, 2023.

Cash approximated 1.3% of net assets at December 31, 2024, as compared to 5.4% at December 31, 2023.

During 2022, we entered into a $25 million senior secured revolving credit facility (the "Credit Facility") with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At December 31, 2024, there was $600,000 drawn on the Credit Facility, and the applicable interest rate was 7.99%. See “Note 5. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the year ends indicated.

	December 31, 2024	December 31, 2023	Change	% Change
Investments, at cost	$68,120,235	$68,365,606	$(245,371)	(0.4)%
Unrealized appreciation/depreciation, net	2,697,806	8,760,106	(6,062,300)	(69.2)%
Investments, at fair value	$70,818,041	$77,125,712	$(6,307,671)	(8.2)%
Number of Active Portfolio Companies	22	30

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 108% of net assets at December 31, 2024 as compared to approximately 127% of net assets at December 31, 2023.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. In the past, we have also invested in publicly traded shares of other business development companies that provided income through dividends and had more liquidity than our private company equity investments.

The change in investments, at cost, during the year ended December 31, 2024, was comprised of the following:

Cost Increase (Decrease)
New investments:
Mattison Avenue Holdings, LLC (Mattison)	$5,500,000
Mountain Regional Equipment Solutions (MRES)	3,204,545
Mobile RN Holdings LLC (Mobile IV Nurses)	2,875,000
Seybert’s Billiards Corporation (Seybert's)	1,800,000
ITA Acquisition, LLC (ITA)	458,333
BMP Food Service Supply Holdco, LLC (FSS)	107,619
Total of new investments	13,945,497
Other changes to investments:
Caitec, Inc. (Caitec) interest conversion	590,424
ITA interest conversion	457,837
Filterworks Acquisition USA, LLC (Filterworks) interest conversion	253,952
FSS interest conversion	177,911
Seybert’s OID amortization and interest conversion	128,257
Highland All About People Holdings, Inc. (All About People) interest conversion	125,904
Mattison interest conversion	72,902
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	66,721
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	46,681
Inter-National Electronic Alloys LLC (INEA) interest conversion	33,995
HDI Acquisition LLC (Hilton Displays) interest conversion	21,519
GoNoodle, Inc. (GoNoodle) interest conversion	14,314
MRES OID amortization	12,000
Mobile IV Nurses interest conversion	6,319
Total of other changes to investments	2,008,736
Investments repaid, sold, liquidated or converted:
FSS debt repayment	(34,838)
ACV Auctions, Inc. (ACV) sale	(53,094)
Filterworks debt repayment	(206,250)
Ares Capital Corporation (Ares) sale	(267,140)
Barings BDC, Inc. (Barings) sale	(333,352)
Mezmeriz, Inc. (Mezmeriz) liquidation	(742,850)
FS KKR Capital Corp (FS KKR) sale	(755,058)
PennantPark Investment Corporation (Pennantpark) sale	(892,212)
Carlyle Secured Lending Inc. (Carlyle) sale	(899,749)
Knoa Software, Inc. (Knoa) liquidation	(1,229,155)
Pressure Pro debt repayment	(1,427,452)
Mattison loan repayment	(1,894,470)
Nailbiter, Inc. (Nailbiter) debt repayment	(2,250,000)
SciAps, Inc. (SciAps) debt repayment and equity sale	(5,213,984)
Total of investments repaid, sold, liquidated or converted	(16,199,604)
Net change in investments, at cost	$(245,371)

Our top five portfolio companies represented 50% of total assets at December 31, 2024:

Company	Industry	Fair Value at December 31, 2024	% of Total Assets at December 31, 2024
Tilson Technology Management, Inc. (Tilson)	Professional Services	$11,500,000	16%
Seybert’s	Consumer Products	$7,922,787	11%
FSS	Professional Services	$7,035,645	10%
Mattison	Professional Services	$5,572,902	8%
Caitec	Consumer Products	$4,474,912	6%

Our top five portfolio companies represented 41% of total assets at December 31, 2023:

Company	Industry	Fair Value at December 31, 2023	% of Total Assets at December 31, 2023
Tilson	Professional Services	$10,550,000	13%
FSS	Professional Services	$7,394,953	9%
Seybert’s	Consumer Products	$5,994,530	7%
SciAps	Manufacturing	$5,213,984	6%
INEA	Distribution	$4,349,839	5%

Below is the geographic breakdown of our investments using fair value as of December 31, 2024 and 2023:

Geographic Region	% of Net Asset Value at December 31, 2024	% of Net Asset Value at December 31, 2023
USA – East	52%	76%
USA – South	31%	32%
USA – West	25%	19%
Total investments as a % of net asset value	108%	127%

As of December 31, 2024, and 2023, our investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Subordinated Debt and Promissory Notes	$56,098,724	82%	$53,081,594	75%
Convertible Notes	484,837	1%	—	—
Equity and Membership Interests	11,396,611	17%	16,936,384	24%
Equity Warrants	140,063	—	800,063	1%
Total	$68,120,235	100%	$70,818,041	100%

December 31, 2023:
Subordinated Debt and Promissory Notes	$48,841,346	71%	$48,841,346	63%
Convertible Notes	438,156	1%	438,156	1%
Equity and Membership Interests	15,760,436	23%	20,411,497	27%
Equity Warrants	125,063	—	125,063	—
Publicly traded stock	3,200,605	5%	7,309,650	9%
Total	$68,365,606	100%	$77,125,712	100%

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

Investment Income

	December 31, 2024	December 31, 2023	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$7,727,949	$5,979,355	$1,748,594	29.2%
Interest from other investments	2,356	933	1,423	152.5%
Dividend and other investment income	295,260	1,037,131	(741,871)	(71.5)%
Fee income	533,720	320,744	212,976	66.4%
Total investment income	$8,559,285	$7,338,163	$1,221,122	16.6%

Investment income was received, on a current basis, from 25 portfolio companies during the year ended December 31, 2024 and from 26 portfolio companies during the year ended December 31, 2023.

Interest from portfolio companies - Interest from portfolio companies was approximately 29% higher for the year ended December 31, 2024 versus 2023 due to the fact we originated more interest yielding investments during the last year. At December 31, 2024, 75% of our portfolio was comprised of interest yielding debt instruments compared with 64% at the end of 2023. New debt instruments were originated from ITA, Mattison, Mobile IV Nurses, MRES, and Seybert's during 2024.

Interest from other investments - The increase in interest from other investments is primarily due to higher average idle cash balances during the year ended December 31, 2024 versus the same period in 2023.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions or dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. The dividend distributions for the respective years ended were:

	December 31, 2024	December 31, 2023
FS KKR	$105,600	$141,600
Pennantpark	54,600	156,975
Tilson	52,500	52,501
Carlyle	41,280	151,360
Barings	31,200	40,800
Ares	10,080	40,320
Carolina Skiff LLC (Carolina Skiff)	—	372,173
DSD Operating, LLC (DSD)	—	46,552
Knoa	—	34,850
Total dividend and other investment income	$295,260	$1,037,131

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

The income associated with the amortization of financing fees was $209,316 and $205,480 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recognized loan monitoring fees of $92,393, consisting of $28,814 from our investment in Mattison, $20,000 from our investment in FSS, $20,000 from our investment in Pressure Pro, $11,990 from our investment in Filterworks, and $11,589 from our investment in First Coast Mulch. Additionally, we recognized $232,011 in non-recurring fees, consisting of a prepayment fee and loan modification fee totaling $151,229 from our debt investment in SciAps, a dividend consent fee and prepayment fees totaling $75,782 from our investment in Pressure Pro, and a loan modification fee of $5,000 from our investment in Lumious.

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

Expenses

	December 31, 2024	December 31, 2023	Increase	% Increase
Total expenses	$4,837,282	$4,178,319	$658,963	15.8%

Total expenses increased by approximately $660,000 for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in expenses was primarily due to an approximately $208,000 increase in the capital gains incentive fee expense, an approximately $178,000 increase in income based incentive fee expense, an approximately $155,000 increase in base management fees payable to RCM, an approximately $53,000 increase in professional fees, and an approximately $45,000 increase in interest expense.

The capital gains incentive fee accrual expense during the year ended December 31, 2024 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The increase in expense during the year ended December 31, 2024 can be attributed to realized capital gains and increases in unrealized appreciation in excess of realized capital losses and increases in unrealized depreciation during the year.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fee accrued during the year ended December 31, 2024 was $178,218, and results from an increase in Pre-Incentive Fee Net Investment Income above the applicable hurdle rate during the third quarter of 2024, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation. The income based incentive fee with respect to Accrued Unpaid Income shall be deferred, on a security by security basis, and shall become payable only if, as, when and to the extent cash is received. At December 31, 2024, the accrued income based incentive fee is not currently payable to RCM as the cash that forms the basis of the fee has not yet been received by the Corporation.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as we deploy more capital into investments, the base management fee payable to RCM will increase accordingly. The base management fee for the years ended December 31, 2024 and 2023 was $1,212,160 and $1,057,166, respectively.

Professional fees expense increased by approximately $53,000 during the year ended December 31, 2024, versus the same period in 2023, as we incurred increased fees associated with the complex regulatory environment in which we operate.

The increase in interest expense resulted from higher average outstanding debt balances during the year ended December 31, 2024 versus the same period in 2023 under the Credit Facility. Interest expense for the year ended December 31, 2024 and 2023 was $1,089,678 and $1,044,831, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the years ended December 31, 2024 and 2023 was $3,425,077 and $2,967,733, respectively.

Net Realized Gains and Losses on Investments

	December 31, 2024	December 31, 2023
Net realized gain on sales and dispositions, before income taxes	$11,124,864	$1,051,079

During the year ended December 31, 2024, we sold our investment in SciAps and recognized a realized gain of $7,716,461. In addition, during the year ended December 31, 2024, we recognized a net realized gain of $3,450,092 on the sale of ACV, a net realized gain of $598,371 on the sale of Carlyle, a net realized gain of $484,834 on the sale of Pennantpark, a net realized gain of $190,072 on the sale of FS KKR, a net realized gain of $176,794 on the sale of Ares, and a net realized gain of $59,282 on the sale of Barings. We also recognized a realized gain of $397,264 from proceeds received from Tilson, following a partial sale of certain SQF assets, and a realized gain of $23,699 from additional proceeds received from DSD, an investment we exited during 2023.

During the year ended December 31, 2024, we liquidated our investment in Knoa, which was previously valued at $0, and recognized a realized loss of ($1,229,155) and liquidated our investment in Mezmeriz, which was previously valued at $0, and recognized a realized loss of ($742,850).

During the year ended December 31, 2023, we sold our investment in DSD and recognized a realized gain of $2,459,819. In addition, during the year ended December 31, 2023, we sold our investment in Somerset Gas Transmission Company, LLC (Somerset) and recognized a realized loss of ($448,717). We also liquidated our investment in Rheonix, Inc. (Rheonix), which was previously valued at $0, and recognized a realized loss of ($2,802,731).

During the year ended December 31, 2023, we recognized a gain of $115,010 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized gain of $10,432 from additional proceeds received from ClearView Social, Inc. (Clearview Social), an investment we exited during 2021. In addition, we recognized a realized loss of ($4,941) on our escrow receivable from SocialFlow, Inc. (Social Flow), an investment we exited in 2022, and an $3,440 realized gain from additional proceeds received from Mercantile Adjustment Bureau, LLC (Mercantile), an investment we exited during 2021.

In addition, during the year ended December 31, 2023, we recognized a realized gain of $1,718,767 on the sale of 125,000 shares of ACV.

Net Change in Unrealized Appreciation (Depreciation) on Investments

The change in net unrealized appreciation (depreciation), before income taxes, for the year ended December 31, 2024 was comprised of the following:

Year ended December 31, 2024
Knoa	$1,129,155
Tilson	950,000
Mezmeriz	742,850
Pressure Pro	720,000
BMP Swanson Holdco, LLC (Swanson)	250,000
Barings	(9,848)
Caitec	(72,522)
Ares	(153,490)
FS KKR	(203,502)
MRES	(716,545)
Carlyle	(386,811)
Filterworks	(396,226)
All About People	(400,000)
Pennantpark	(455,238)
First Coast Mulch	(484,837)
Carolina Skiff	(500,000)
FSS	(610,000)
ITA	(2,565,130)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(6,062,300)
We sold our investments in ACV, Ares, Barings, Carlyle, FS KKR, Knoa, Mezmeriz, and Pennantpark during the year ended December 31, 2024.

In accordance with the Corporation's valuation policy, we increased the value of our investments in Tilson, Pressure Pro, and Swanson after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the year ended December 31, 2024, the valuation of our investments in Caitec, MRES, Filterworks, All About People, First Coast Mulch, Carolina Skiff, FSS, and ITA were each decreased after a review of their operations and financial condition.

The change in net unrealized appreciation or depreciation, before income taxes, for the year ended December 31, 2023 was comprised of the following:

Year ended December 31, 2023
Rheonix	$2,802,731
FSS	610,000
Somerset	594,097
ACV	469,494
Swanson	266,667
Pennantpark	237,900
FS KKR	123,200
Carlyle	57,333
Ares	31,500
Barings	16,800
PostProcess Technologies, Inc. (Post Process)	(100,000)
Carolina Skiff	(249,000)
Caitec	(300,000)
Open Exchange	(701,940)
DSD Operating, LLC (DSD)	(886,698)
Total change in net unrealized appreciation or depreciation of investments before income taxes	$2,972,084

ACV, Ares, Barings, Carlyle, FS KKR, and Pennant Park are all publicly traded stocks, and as such, were marked to market at the end of each quarter using the closing price on the last trading day of the quarter.

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

All of the valuation adjustments resulted from a determination in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase in net assets from operations” on our consolidated statements of operations. The net increase in net assets from operations for the years ended December 31, 2024 and 2023 was $8,827,612 and $6,526,650, respectively.

Comparison of the years ended December 31, 2023 and 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which was filed with the Securities and Exchange Commission on March 5, 2024.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of December 31, 2024, our total liquidity consisted of approximately $835,000 in cash and $24,400,000 in remaining availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at December 31, 2024 was $600,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $24,400,000 at December 31, 2024.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At December 31, 2024, our applicable interest rate under the Credit Facility was 7.99%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants as of December 31, 2024.

For the year ended December 31, 2024, we experienced a net decrease in cash in the amount of approximately $2,461,000, which is a net effect of approximately $15,332,000 of cash provided by our operating activities and approximately $17,792,000 used in our financing activities.

The $15,332,000 of cash provided by our operating activities during the year ended December 31, 2024, resulted primarily from approximately $27,324,000 from the sales of equity investments and repayments of debt investments, net investment income of approximately $3,425,000, and an approximately $400,000 net increase in operating liabilities. This was mostly offset by approximately $13,945,000 used to fund new or follow-on portfolio company investments and approximately $1,981,000 in non-cash interest income.

Net cash flow used in our financing activities during the year ended December 31, 2024 was approximately $17,792,000, which is comprised of the $15,650,000 repaid on the Credit Facility and approximately $2,142,000 in cash dividends paid to shareholders.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities and through borrowings under the $25 million Credit Facility. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2024. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions, restructurings and other events that may be beyond our control. It does not include the effect of equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2025	2026	2027	2028	2029 and beyond
Scheduled cash receipts from portfolio companies	$10,230,000	$26,360,000	$16,340,000	$16,130,000	$6,590,000
Number of companies contributing to the scheduled cash receipts	20	17	10	8	3

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

Contractual Obligations

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2024:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Credit Facility	$600,000	$-	$600,000	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks primarily consisting of risks resulting from changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of December 31, 2024, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of December 31, 2024, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of December 31, 2024. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. See “Risk Factors—Risks Related to Our Indebtedness - Because we often borrow money to make our investments, if market interest rates continue to increase, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.”

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(6,000)	$(12,000)	$(18,000)
Decrease in interest rate	6,000	12,000	18,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at December 31, 2024, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Valuation Risk

We carry our investments at fair value, as determined in good faith by RCM and approved by our Board. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company investment while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there are material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are approved. The types of factors that we may take into account in valuation of our investments include, as relevant, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2024	2023
ASSETS
Investments at fair value:
Control investments (cost of $6,188,940 and $5,272,770, respectively)	$2,500,000	$4,148,960
Affiliate investments (cost of $42,488,804 and $45,720,974, respectively)	51,668,144	53,499,372
Non-Control/Non-Affiliate investments (cost of $19,442,491 and $17,371,862, respectively)	16,649,897	19,477,380
Total investments, at fair value (cost of $68,120,235 and $68,365,606, respectively)	70,818,041	77,125,712
Cash	834,805	3,295,321
Interest receivable	357,530	244,600
Prepaid income taxes	329,365	127,869
Deferred tax asset, net	2,161	39,179
Other assets	115,531	189,301
Total assets	$72,457,433	$81,021,982
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$2,182,846	$979,297
Accounts payable and accrued expenses	92,568	145,516
Line of credit (See Note 5)	600,000	16,250,000
Capital gains incentive fees	1,565,000	2,279,700
Deferred revenue	516,441	552,256
Dividend payable	2,168,058	—
Total liabilities	7,124,913	20,206,769
Commitments and contingencies (See Note 7)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 2,648,916; shares outstanding: 2,581,021 at 12/31/24 and 12/31/23	264,892	264,892
Capital in excess of par value	55,419,620	55,801,170
Stock dividends distributable: 388,793 shares at 12/31/24	8,672,231	—
Treasury stock, at cost: 67,895 shares at 12/31/24 and 12/31/23	(1,566,605)	(1,566,605)
Total distributable earnings	2,542,382	6,315,756
Total stockholders’ equity (net assets) (per share - 2024: $25.31, 2023: $23.56)	65,332,520	60,815,213
Total liabilities and stockholders’ equity (net assets)	$72,457,433	$81,021,982

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Investment income:
Interest from portfolio companies:
Control investments	$733,774	$698,872	$279,055
Affiliate investments	4,739,802	3,858,696	2,366,955
Non-Control/Non-Affiliate investments	2,254,373	1,421,787	1,506,792
Total interest from portfolio companies	7,727,949	5,979,355	4,152,802
Interest from other investments:
Non-Control/Non-Affiliate investments	2,356	933	131
Total interest from other investments	2,356	933	131
Dividend and other investment income:
Affiliate investments	52,500	506,076	974,669
Non-Control/Non-Affiliate investments	242,760	531,055	481,665
Total dividend and other investment income	295,260	1,037,131	1,456,334
Fee income:
Control investments	18,063	17,242	7,800
Affiliate investments	450,255	278,061	92,531
Non-Control/Non-Affiliate investments	65,402	25,441	55,583
Total fee income	533,720	320,744	155,914
Total investment income	8,559,285	7,338,163	5,765,181
Expenses:
Base management fee (see Note 9)	1,212,160	1,057,166	927,226
Income based incentive fees (see Note 9)	178,218	—	—
Capital gains incentive fees (see Note 9)	1,012,300	804,700	(1,048,760)
Interest expense	1,089,678	1,044,831	69,960
Professional fees	600,298	547,456	729,967
Stockholders and office operating	265,617	261,639	205,083
Directors' fees	263,500	263,500	187,833
Administrative fees	158,167	149,000	—
Insurance	44,358	44,100	43,026
Corporate development	12,986	5,927	3,753
Other operating	—	—	1,141
Total expenses	4,837,282	4,178,319	1,119,229
Net investment income before income taxes	3,722,003	3,159,844	4,645,952
Income taxes, including excise tax expense	296,926	192,111	215,542
Net investment income	3,425,077	2,967,733	4,430,410
Net realized gain on sales and dispositions of investments:
Affiliate investments	6,165,419	2,574,829	167,159
Non-Control/Non-Affiliate investments	4,959,445	(1,523,750)	538,334
Net realized gain on sales and dispositions of investments, before income taxes	11,124,864	1,051,079	705,493
Income tax expense	—	359,682	—
Net realized gain on sales and dispositions of investments	11,124,864	691,397	705,493
Net change in unrealized appreciation/depreciation on investments:
Control investments	(2,565,130)	—	(748,810)
Affiliate investments	1,400,942	(259,031)	4,740,353
Non-Control/Non-Affiliate investments	(4,898,112)	3,231,115	(9,901,315)
Change in unrealized appreciation/depreciation before income taxes	(6,062,300)	2,972,084	(5,909,772)
Deferred income tax (benefit) expense	(339,971)	104,564	107,980
Net change in unrealized appreciation/depreciation on investments	(5,722,329)	2,867,520	(6,017,752)
Net realized and unrealized gain (loss) on investments	5,402,535	3,558,917	(5,312,259)
Net increase (decrease) in net assets from operations	$8,827,612	$6,526,650	$(881,849)
Weighted average shares outstanding	2,581,021	2,581,021	2,581,021
Basic and diluted net increase (decrease) in net assets from operations per share	$3.42	$2.53	$(0.34)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Net assets at beginning of year	$60,815,213	$57,721,320	$60,745,416
Net investment income	3,425,077	2,967,733	4,430,410
Net realized gain on sales and dispositions of investments	11,124,864	691,397	705,493
Net change in unrealized appreciation/depreciation on investments	(5,722,329)	2,867,520	(6,017,752)
Net increase (decrease) in net assets from operations	8,827,612	6,526,650	(881,849)
Declaration of dividends	(12,982,536)	(3,432,757)	(2,142,247)
Stock dividends distributable	8,672,231	—	—
Net assets at end of year	$65,332,520	$60,815,213	$57,721,320

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$8,827,612	$6,526,650	$(881,849)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(13,945,497)	(20,347,522)	(7,026,086)
Proceeds from sale of portfolio investments	19,421,458	5,889,473	3,544,451
Proceeds from loan repayments	7,903,010	4,111,481	1,605,923
Net realized gain on portfolio investments	(11,124,864)	(1,051,079)	(705,493)
Change in unrealized appreciation/depreciation on investments	6,062,300	(2,972,084)	5,909,772
Deferred tax expense (benefit)	37,018	(11,019)	152,843
Amortization	25,000	25,000	12,500
Original issue discount accretion	(28,008)	(21,008)	(25,008)
Non-cash conversion of debenture interest	(1,980,728)	(1,225,773)	(739,355)
Changes in operating assets and liabilities:
Increase in interest receivable	(112,930)	(36,262)	(80,291)
Decrease (increase) in other assets	48,770	75,801	(1,087)
(Increase) decrease in prepaid income taxes	(201,496)	(51,473)	175,614
(Decrease) increase in accounts payable and accrued liabilities	(52,948)	78,836	14,991
Increase (decrease) in due to investment adviser	1,203,549	417,076	(328,881)
(Decrease) increase in capital gains incentive fees payable	(714,700)	112,700	(1,380,760)
(Decrease) increase in deferred revenue	(35,815)	138,285	5,084
Total adjustments	6,504,119	(14,867,568)	1,134,217
Net cash provided by (used in) operating activities	15,331,731	(8,340,918)	252,368
Cash flows from financing activities:
Net (repayment of) proceeds from line of credit	(15,650,000)	13,700,000	2,550,000
Payment of cash dividend	(2,142,247)	(3,432,757)	(2,142,247)
Payment of closing fee	—	—	(125,000)
Net cash (used in) provided by financing activities	(17,792,247)	10,267,243	282,753
Net (decrease) increase in cash	(2,460,516)	1,926,325	535,121
Cash:
Beginning of year	3,295,321	1,368,996	833,875
End of year	$834,805	$3,295,321	$1,368,996
Supplemental disclosure of non-cash financing activities
Fair value of common stock dividend declared	$8,672,231	$—	$—
Cash dividend declared but not paid	2,168,058	—	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 25.5% of net assets: (g) (j)
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,237,456	2,237,456	6.8%
	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through December 31, 2024, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,237,456	2,237,456
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			4,847,434	4,474,912
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,440,252	1,440,252	2.2%
software providing core aligned physical	Warrant for 47,324 Series C Preferred.	3/1/15		25	25
activity breaks. (Software)	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
www.gonoodle.com	Total GoNoodle			1,440,315	1,440,315
HDI Acquisition LLC d/b/a Hilton Displays (l)(p) Greenville, SC. Manufacturing, installation	$1,245,119 Term Loan at 12% (+2% PIK) due June 30, 2025.	11/8/19	0%	1,071,824	1,071,824	1.6%
and maintenance of signage and brands. (Manufacturing)
www.hiltondisplays.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	789,944	1.2%
training. (Software)
www.t2000inc.com
Mattison Avenue Holdings LLC (p) Dallas, TX. Provider of upscale salon spaces for lease. (Professional and Business Services) www.mattisonsalonsuites.com	$5,500,000 Term Note at 14% due June 25, 2027.	3/28/24	0%	5,572,902	5,572,902	8.5%
Mountain Regional Equipment Solutions (m)(p)	$3,000,000 Term Note at 14% due January 16, 2029.	1/16/24	4%	2,952,000	2,500,000	3.8%
Salt Lake City, UT. Provider of maintenance,	37,991 Common Units.	1/16/24		204,545	—
safety, fluid transfer, and custom fabrication	Warrant for 1% Membership Interest.	1/16/24		60,000	—
products. (Distribution) www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,216,545	2,500,000
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	360,002 Series A1 Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$19,442,491	$16,649,897
Affiliate Investments – 79.1% of net assets (g) (k)
Applied Image, Inc. (l)(p) Rochester, NY. Global supplier of precision imaged optical components and calibration	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.7%
standards for a wide range of industries and	Warrant for 1,167 shares.	12/31/21		—	—
applications. (Manufacturing)	Total Applied Image			1,750,000	1,750,000
www.appliedimage.com
BMP Food Service Supply Holdco, LLC (h)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for	$7,035,000 Second Amended and Restated Term Note; $4,820,000 at 12% and $2,215,000 at 13% (+3% PIK), due November 22, 2027.	11/22/22	15%	6,538,026	6,538,026	10.8%
commercial kitchen renovations and new	15.4% Preferred Interest.	11/22/22		497,619	497,619
builds. (Professional and Business Services)	Total BMP Food Service Supply			7,035,645	7,035,645
www.foodservicesupply.com
BMP Swanson Holdco, LLC (m)(p) Plano, TX. Designs, installs, and maintains	$1,600,000 Term Note at 12% due May 31, 2028.	3/4/21	9%	1,700,115	1,700,115	3.8%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,450,115
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,208,000	1.8%
fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	5.2%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		484,837	—
(Professional and Business Services)	Total FCM Industries			3,864,837	3,380,000
www.firstcoastmulch.com
Filterworks Acquisition USA, LLC d/b/a Autotality (h)(l)(m)(p) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Amended Term Note at 6% (+8% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	11/18/19	8%	2,928,648	2,928,648	4.5%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	—
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	—
www.autotality.com	Total Filterworks			3,694,123	2,928,648
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,175,091	3,175,091	5.8%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,175,091	3,775,091
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	4/4/23	6%	3,372,069	3,372,069	6.7%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,011,765
controlled expansion alloys, electronic grade	Total EFINEA			4,383,834	4,383,834
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (l)(m)(p)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,506,319	2,506,319	4.4%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	375,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,881,319	2,881,319
www.mobileivnurses.com
Pressure Pro, Inc. (h)(l)(p) Harrisonville, MO. A provider of branded	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	1/19/23	10%	1,702,705	1,702,705	3.8%
tire pressure monitoring systems consisting	Warrant for 10% Membership Interest.	1/19/23		30,000	750,000
of a suite of proprietary hardware	Total Pressure Pro			1,732,705	2,452,705
and software. (Manufacturing)
www.pressurepro.us
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p) Coldwater, MI. Billiard supplies.	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	6,167,723	6,167,723	12.1%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,511,064	1,511,064
	Warrant for 4% Membership Interest.	1/19/21		25,000	25,000
	5.82 Common shares.	10/24/22		194,000	194,000
	Total Seybert’s			7,922,787	7,922,787
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	8%	600,000	4,560,000	17.6%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	813,000
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,000
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,000
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	877,000
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	1,000,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,000,000
www.tilsontech.com	Total Tilson			3,100,015	11,500,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$42,488,804	$51,668,144
Control Investments - 3.8% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,297,808 Fourth Amended and Restated Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,244,220	1,642,968	3.8%
	$1,500,000 Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	857,032
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,188,940	2,500,000
Subtotal Control Investments				$6,188,940	$2,500,000
TOTAL INVESTMENTS – 108.4%				$68,120,235	$70,818,041
LIABILITIES IN EXCESS OF OTHER ASSETS - (8.4%)					(5,485,521)
NET ASSETS – 100%					$65,332,520

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At December 31, 2024, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2024, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of December 31, 2024, the total cost of investment securities was approximately $68.1 million. Net unrealized appreciation was approximately $2.7 million, which was comprised of $10.8 million of unrealized appreciation of investment securities and ($8.1) million of unrealized depreciation of investment securities. At December 31, 2024, the aggregate gross unrealized gain for federal income tax purposes was approximately $10.8 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.0) million. The net unrealized gain for federal income tax purposes was $3.8 million based on a tax cost of $65.9 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at December 31, 2024.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of December 31, 2024.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2024, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Fourth Amended and Restated Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$2,496,708	$(1,601,252)	$747,512	$—	$1,642,968	$—	$472,494
	$1,500,000 Term Note at 3% (+11% PIK) through December 31, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,652,252	(963,878)	168,658	—	857,032	—	279,343
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	4,148,960	(2,565,130)	916,170	—	2,500,000	—	751,837
	Total Control Investments	$4,148,960	$(2,565,130)	$916,170	$—	$2,500,000	$—	$751,837
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% (+2% PIK) through February 1, 2025, thereafter 10%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$219,605
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	219,605
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note; $4,820,000 at 12% and $2,215,000 at 13% (+3% PIK), due November 22, 2027.	6,394,953	—	177,911	(34,838)	6,538,026	—	892,470
	15.4% Preferred Interest.	1,000,000	(610,000)	107,619	—	497,619	—	—
	Total FSS	7,394,953	(610,000)	285,530	(34,838)	7,035,645	—	892,470
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due May 31, 2028.	1,700,115	—	—	—	1,700,115	—	214,611
	Preferred Membership Interest for 9.24%.	500,000	250,000	—	—	750,000	—	—
	Total BMP Swanson	2,200,115	250,000	—	—	2,450,115	—	214,611
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,708,000	(500,000)	—	—	1,208,000	—	—
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	—	—	—	—	—	—	—
	1,067 Class A Preferred shares.	—	—	—	—	—	23,699	—
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	—	—	—	—	—	23,699	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	473,513
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	438,156	(484,837)	46,681	—	—	—	46,681
	Total FCM	3,818,156	(484,837)	46,681	—	3,380,000	—	520,194
Filterworks Acquisition USA, LLC	$2,283,702 Amended Term Note at 6% (+8% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	2,880,946	—	253,952	(206,250)	2,928,648	—	428,268
	626.2 shares Class A-1 Units.	256,994	(256,994)	—	—	—	—	—
	417.7 shares Class A-0 Units.	139,232	(139,232)	—	—	—	—	—
	Total Filterworks	3,277,172	(396,226)	253,952	(206,250)	2,928,648	—	428,268
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,049,187	—	125,904	—	3,175,091	—	515,616
	1,000,000 Class A Units.	1,000,000	(400,000)	—	—	600,000	—	—
	Total All About People	4,049,187	(400,000)	125,904	—	3,775,091	—	515,616
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	3,338,074	—	33,995	—	3,372,069	—	457,071
LLC	75.3 Class B Preferred Units.	1,011,765	—	—	—	1,011,765	—	—
	Total INEA	4,349,839	—	33,995	—	4,383,834	—	457,071

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Company	Type of Investment	January 1, 2024, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2024, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	—
	1,876,922 Series B Preferred.	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
	Total Knoa	100,000	1,129,155	—	(1,229,155)	—	(1,229,155)	—
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	742,850	—	(742,850)	—	(742,850)	—
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	—	—	2,506,319	—	2,506,319	—	97,667
	6,375 Class A Common Units.	—	—	375,000	—	375,000	—	—
	Total Mobile IV Nurses	—	—	2,881,319	—	2,881,319	—	97,667
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	3,063,436	—	66,721	(1,427,452)	1,702,705	—	367,382
	Warrant for 10% Membership Interest.	30,000	720,000	—	—	750,000	—	50,000
	Total Pressure Pro	3,093,436	720,000	66,721	(1,427,452)	2,452,705	—	417,382
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	(1,500,000)	—	3,705,106	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	(504,710)	—	1,246,669	—
	117,371 Series B Convertible Preferred.	250,000	—	—	(250,000)	—	617,518	—
	113,636 Series C Convertible Preferred.	175,000	—	—	(175,000)	—	432,262	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	(399,274)	—	986,235	—
	147,059 Series D Convertible Preferred.	250,000	—	—	(250,000)	—	617,518	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	(45,000)	—	111,153	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,090,000	—	—	(2,090,000)	—	—	311,462
	Total SciAps	5,213,984	—	—	(5,213,984)	—	7,716,461	311,462
Seybert’s Billiards Corporation	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	4,274,917	—	1,892,806	—	6,167,723	—	889,979
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,475,613	—	35,451	—	1,511,064	—	225,732
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,994,530	—	1,928,257	—	7,922,787	—	1,115,711
Tilson Technology	120,000 Series B Preferred.	4,559,500	500	—	—	4,560,000	—	52,500
Management, Inc.	21,391 Series C Preferred.	812,800	200	—	—	813,000	—	—
	70,176 Series D Preferred.	2,666,400	(400)	—	—	2,666,000	—	—
	15,385 Series E Preferred.	584,500	(500)	—	—	584,000	—	—
	23,077 Series F Preferred.	876,800	200	—	—	877,000	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	200,000	—	—	1,000,000	302,677	—
	250 Class D-1 Units of SQF Holdco LLC.	250,000	750,000	—	—	1,000,000	94,587	—
	Total Tilson	10,550,000	950,000	—	—	11,500,000	397,264	52,500
	Total Affiliate Investments	$53,499,372	$1,400,942	$5,622,359	$(8,854,529)	$51,668,144	$6,165,419	$5,242,557
	Total Control and Affiliate Investments	$57,648,332	$(1,164,188)	$6,538,529	$(8,854,529)	$54,168,144	$6,165,419	$5,994,394

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2024 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2024
Professional and Business Services	47.6%
Consumer Product	17.7
Manufacturing	12.7
Distribution	9.7
Software	4.1
Automotive	4.1
Health and Wellness	4.1
Total Investments	100%

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2023, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,297,808 Amended and Restated Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	$1,976,116	$—	$520,592	$—	$2,496,708	$—	$420,499
	$1,500,000 Term Note at 12% (+5% PIK) through September 30, 2024, thereafter 12% (+2% PIK), due June 21, 2026.	1,560,091	—	92,161	—	1,652,252	—	295,615
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	3,536,207	—	612,753	—	4,148,960	—	716,114
	Total Control Investments	$3,536,207	$—	$612,753	$—	$4,148,960	$—	$716,114
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10% due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$183,536
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	183,536
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note, $4,820,000 at 12%, $2,215,000 at 13% (+3% PIK), due November 22, 2027.	2,500,000	—	4,535,000	(640,047)	6,394,953	—	643,615
	15.4% Preferred Interest.	600,000	610,000	—	(210,000)	1,000,000	—	—
	Total FSS	3,100,000	610,000	4,535,000	(850,047)	7,394,953	—	643,615
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due September 4, 2026.	1,600,000	—	100,115	—	1,700,115	—	206,918
	Preferred Membership Interest for 9.29%.	233,333	266,667	—	—	500,000	—	—
	Total BMP Swanson	1,833,333	266,667	100,115	—	2,200,115	—	206,918
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,957,000	(249,000)	—	—	1,708,000	—	372,173
DSD Operating, LLC	$3,063,276 Term Note at 12% (+2% PIK) due September 30, 2026.	3,139,782	—	31,652	(3,171,434)	—	—	324,000
	1,067 Class A Preferred shares.	1,954,198	(886,698)	—	(1,067,500)	—	2,459,819	62,565
	1,067 Class B Common shares.	—	—	—	—	—	—	—
	Total DSD	5,093,980	(886,698)	31,652	(4,238,934)	—	2,459,819	386,565
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	—	—	3,380,000	—	3,380,000	—	205,078
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	—	438,156	—	438,156	—	18,156
	Total FCM	—	—	3,818,156	—	3,818,156	—	223,234
Filterworks Acquisition USA, LLC	$2,283,702 Term Note at 12% (+2% PIK) due August 30, 2024.	2,633,105	—	247,841	—	2,880,946	—	388,915
	626.2 shares Class A-1 Units.	256,994	—	—	—	256,994	—	—
	417.7 shares Class A-0 Units.	139,232	—	—	—	139,232	—	—
	Total Filterworks	3,029,331	—	247,841	—	3,277,172	—	388,915
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	—	—	3,049,187	—	3,049,187	—	201,524
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total All About People	—	—	4,049,187	—	4,049,187	—	201,524
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+2% PIK) due April 4, 2028.	—	—	3,338,074	—	3,338,074	—	358,736
LLC	75.3 Class B Preferred Units.	—	—	1,011,765	—	1,011,765	—	—
	Total INEA	—	—	4,349,839	—	4,349,839	—	358,736

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2023 (Continued)

Company	Type of Investment	January 1, 2023, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2023, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Knoa Software, Inc.	973,533 Series A-1 Convertible Preferred.	—	—	—	—	—	—	34,850
	1,876,922 Series B Preferred.	100,000	—	—	—	100,000	—	—
	Total Knoa	100,000	—	—	—	100,000	—	34,850
Mezmeriz, Inc.	1,554,565 Series Seed Preferred.	—	—	—	—	—	—	—
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	115,010	—
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January 19, 2028.	—	—	3,063,436	—	3,063,436	—	474,582
	Warrant for 10% Membership Interest.	—	—	30,000	—	30,000	—	—
	Total Pressure Pro	—	—	3,093,436	—	3,093,436	—	474,582
SciAps, Inc.	187,500 Series A Preferred.	1,500,000	—	—	—	1,500,000	—	—
	274,299 Series A1 Convertible Preferred.	504,710	—	—	—	504,710	—	—
	117,371 Series B Convertible Preferred.	250,000	—	—	—	250,000	—	—
	113,636 Series C Convertible Preferred.	175,000	—	—	—	175,000	—	—
	369,698 Series C1 Convertible Preferred.	399,274	—	—	—	399,274	—	—
	147,059 Series D Convertible Preferred.	250,000	—	—	—	250,000	—	—
	Warrant to purchase Series D-1 Preferred.	45,000	—	—	—	45,000	—	—
	$2,090,000 Second Amended and Restated Secured Subordinated Promissory Note at 12% due August 20, 2024.	2,085,000	—	5,000	—	2,090,000	—	261,300
	Total SciAps	5,208,984	—	5,000	—	5,213,984	—	261,300
Seybert’s Billiards Corporation	$4,139,444 Term Note at 12% (+2% PIK) due January 19, 2026.	4,184,106	—	90,811	—	4,274,917	—	633,494
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,440,855	—	34,758	—	1,475,613	—	220,890
	Warrant for 4% Membership Interest.	25,000	—	—	—	25,000	—	—
	5.82 Common shares.	194,000	—	—	—	194,000	—	—
	Total Seybert’s	5,868,961	—	125,569	—	5,994,530	—	854,384
Tilson Technology	120,000 Series B Preferred.	4,559,500	—	—	—	4,559,500	—	52,501
Management, Inc.	21,391 Series C Preferred.	812,800	—	—	—	812,800	—	—
	70,176 Series D Preferred.	2,666,400	—	—	—	2,666,400	—	—
	15,385 Series E Preferred.	584,500	—	—	—	584,500	—	—
	23,077 Series F Preferred.	876,800	—	—	—	876,800	—	—
	211,567 A-1 Units of SQF Holdco LLC.	800,000	—	—	—	800,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	—	—	250,000	—	250,000	—	—
	Total Tilson	10,300,000	—	250,000	—	10,550,000	—	52,501
	Total Affiliate Investments	$38,241,589	$(259,031)	$20,605,795	$(5,088,981)	$53,499,372	$2,574,829	$4,642,833
	Total Control and Affiliate Investments	$41,777,796	$(259,031)	$21,218,548	$(5,088,981)	$57,648,332	$2,574,829	$5,358,947

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2024, 2023, 2022, 2021 and 2020

The following is a schedule of financial highlights for the years ended:

	2024	2023	2022	2021	2020
Per Share Data: (1)
Net asset value, beginning of year	$23.56	$22.36	$23.54	$17.86	$32.93
Net investment income (loss)	1.33	1.15	1.72	(1.01)	0.68
Net realized gains (losses)	4.31	0.27	0.27	2.26	(2.32)
Net change in unrealized appreciation/depreciation	(2.22)	1.11	(2.33)	4.87	1.93
Net increase (decrease) in net assets from operations	3.42	2.53	(0.34)	6.12	0.29
Purchase of treasury shares	0.00	0.00	0.00	0.00	(0.03)
Effect of the stock dividend	0.00	0.00	0.00	0.00	(12.16)
Declaration of cash dividend	(1.67)	(1.33)	(0.83)	(0.44)	(3.17)
Increase (decrease) in net assets	1.75	1.20	(1.18)	5.68	(15.07)
Net asset value, end of year	$25.31	$23.56	$22.36	$23.54	$17.86
Per share market value, end of year	$19.25	$12.99	$13.32	$16.99	$17.60
Total return based on market value (2)	88.58%	7.26%	(16.99%)	6.51%	(22.64%)
Total return based on net asset value (3)	28.78%	11.31%	(1.45%)	34.28%	(40.87%)
Supplemental Data:
Net assets, end of period	$65,332,520	$60,815,213	$57,721,320	$60,745,416	$46,104,830
Ratio of expenses before income taxes to average net assets	7.67%	7.05%	1.89%	12.49%	3.96%
Ratio of expenses including taxes to average net assets	7.60%	10.88%	2.25%	12.11%	6.62%
Ratio of net investment income (loss) to average net assets	5.43%	5.01%	7.48%	(4.88%)	3.52%
Portfolio turnover	18.9%	29.4%	11.2%	37.8%	29.4%
Total amount of senior securities outstanding, exclusive of treasury securities	$600,000	$16,250,000	$2,550,000	$-	$-
Asset coverage per unit (4)	10,988.8%	474.2%	2,363.6%	N/A	N/A

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

Rand is an externally managed, closed-end, non-diversified management investment company. In connection with the completion of the Transaction, Rand shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). To maintain qualification as a RIC, Rand must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2024, Rand was in compliance with the RIC requirements. As a RIC, Rand generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it timely distributes to its shareholders as dividends. In addition, as a RIC, Rand must distribute annually to shareholders at least 90% of its ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, the Board of Directors has regularly declared a quarterly cash dividend since our RIC election.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Board of Directors declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024
4th	$4.20	December 16, 2024	January 24, 2025

On December 5, 2024, Rand's Board of Directors declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of common stock on January 24, 2025 to shareholders of record as of December 16, 2024.

The Board of Directors declared the following dividends during the year ended December 31, 2023:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.20	March 13, 2023	March 27, 2023
2nd	$0.25	May 31, 2023	June 14, 2023
3rd	$0.25	August 31, 2023	September 14, 2023
4th	$0.25	December 18, 2023	December 29, 2023
4th	$0.38	December 18, 2023	December 29, 2023

In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker companies in place at December 31, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand Sub, Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively, the “Corporation”).

On October 7, 2020, Rand, RCM and certain of their affiliates received an exemptive order from the Securities and Exchange Commission (“SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of its affiliates, in a manner consistent with Rand’s investment objective, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “Order”). On March 29, 2021, the SEC granted Rand, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of their affiliates a new exemptive order (the “New Order”) that superseded the Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Callodine is a yield focused asset management platform. Pursuant to the New Order, Rand is generally permitted to co-invest with affiliates covered by the New Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and, (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the New Order to permit Rand to participate in follow-on investments in its existing portfolio companies with certain Affiliated Funds (as defined in the New Order) that do not hold any investments in such existing portfolio companies.

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

Qualifying Assets - As of December 31, 2024, the Corporation’s portfolio of investments only includes qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation's qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. There was no reserve for possible losses of interest receivable as of December 31, 2024 or 2023.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The Corporation stops accruing PIK interest and writes off any accrued and uncollected interest when it determines that such PIK interest is no longer collectible. As of December 31, 2024 and 2023, the Corporation did not not write off any accrued and uncollected PIK interest from prior periods. For the years ended December 31, 2024, 2023, and 2022, 23.1%, 16.7%, and 12.8%, respectively, of the Corporation's total investment income was attributable to non-cash PIK interest income.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition - Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company board attendance fees, income associated with portfolio company monitoring fees, income associated with early repayment fees and income associated with portfolio company loan modification fees. The income associated with the amortization of financing fees was $209,316, $205,480 and $120,914, for the years ended December 31, 2024, 2023 and 2022, respectively, and is estimated to be approximately $217,000 in 2025, $132,000 in 2026 and $108,000 in 2027. Board and monitoring fees earned were $92,393, $52,000, and $35,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Non-recurring fees related to early repayment fees, loan modification fees, and dividend consent fees were $232,011 and $63,264 for the years ended December 31, 2024 and 2023, respectively. No non-recurring fees were earned during the year ended December 31, 2022.

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

Original Issue Discount – Investments may include “original issue discount”, or OID. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $28,008, $21,008 and $25,008 in OID income for the years ended December 31, 2024, 2023 and 2022, respectively. OID income is estimated to be approximately $28,000 for 2025.

Deferred Financing Fees - Origination and commitment costs related to the senior secured revolving credit facility with M&T Bank, (See Note 5 “Senior Secured Revolving Credit Facility”), are amortized ratably over the term of the Credit Agreement. Amortization expense was approximately $25,000, $25,000 and $12,500 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense is estimated to be $25,000 in 2025, $25,000 in 2026, and $12,500 in 2027.

Net Assets Per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Income taxes paid (refunded) during the years ended December 31, 2024, 2023 and 2022 amounted to $121,433, $645,248 and ($5,248), respectively. Interest paid during the years ended December 31, 2024, 2023 and 2022 was $1,154,059, $934,638 and $48,274, respectively. During 2024, 2023 and 2022, the Corporation converted $1,980,728, $1,225,773, and $739,356, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

During the year ended December 31, 2024, the Corporation declared a common stock dividend of $8,672,231, which was distributed on January 24, 2025.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash is invested with banks in amounts which, at times, exceed insured limits. The Corporation does not anticipate non-performance by the banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2024
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s Billiards Corporation (Seybert’s)	11%
BMP Food Service Supply Holdco, LLC (FSS)	10%
Mattison Avenue Holdings LLC (Mattison)	8%
Caitec, Inc. (Caitec)	6%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2023
Tilson	14%
FSS	10%
Seybert’s	8%
SciAps, Inc. (SciAps)	7%
Inter-National Electronic Alloys LLC (INEA)	6%

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

Recent Accounting Pronouncements - In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Corporation is currently evaluating the potential effect the new standard will have on its financial statement disclosures.

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
•
Equity securities may be valued using the:
▪
Cost approach - The cost approach uses estimates of the liquidation value of the portfolio company’s assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2024, all of the Corporation’s investments were Level 3 investments. At December 31, 2023, 9% of the Corporation’s investments were Level 1 investments and 91% were Level 3 investments. There were no Level 2 investments at December 31, 2024 or 2023.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2024:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$700,000	$100,063	$800,063
Non-Control/Non-Affiliate Loan and Debt	13,619,638	2,230,196	—	—	15,849,834
Total Non-Control/Non-Affiliate	$13,619,638	$2,230,196	$700,000	$100,063	$16,649,897
Affiliate Equity	$7,061,384	$—	$—	$9,875,000	$16,936,384
Affiliate Loan and Debt	30,475,441	—	—	4,256,319	34,731,760
Total Affiliate	$37,536,825	$—	$—	$14,131,319	$51,668,144
Control Equity	$—	$—	$—	$—	$—
Control Debt	—	2,500,000	—	—	2,500,000
Total Control	$—	$2,500,000	$—	$—	$2,500,000
Total Level 3 Investments	$51,156,463	$4,730,196	$700,000	$14,231,382	$70,818,041

Range	4-10X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.5 X	1X	3.5X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2024:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,037,873	$—	$—	$15,037,873
Debt investments	38,043,721	—	—	38,043,721
Equity investments	17,736,447	—	—	17,736,447
Total	$70,818,041	$—	$—	$70,818,041

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
DSD Operating, LLC (DSD)	—	—	23,699	23,699
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Mezmeriz, Inc. (Mezmeriz)	—	—	(742,850)	(742,850)
SciAps, Inc. (SciAps)	—	—	7,716,461	7,716,461
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized gains (losses)	—	—	6,165,419	6,165,419
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(610,000)	(610,000)
BMP Swanson Holdco, LLC (Swanson)	—	—	250,000	250,000
Caitec, Inc. (Caitec)	—	—	(72,522)	(72,522)
Carolina Skiff LLC (Carolina Skiff)	—	—	(500,000)	(500,000)
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(396,226)	(396,226)
FCM Industries Holdco LLC (First Coast Mulch)	—	(484,837)	—	(484,837)
Highland All About People Holdings, Inc. (All About People)	—	—	(400,000)	(400,000)
ITA Acquisition, LLC (ITA)	(2,565,130)	—	—	(2,565,130)
Knoa	—	—	1,129,155	1,129,155
Mezmeriz	—	—	742,850	742,850
Mountain Regional Equipment Solutions (MRES)	—	(452,000)	(264,545)	(716,545)
Pressure Pro, Inc. (Pressure Pro)	—	—	720,000	720,000
Tilson	—	—	950,000	950,000
Total unrealized gains (losses)	(2,565,130)	(936,837)	1,548,712	(1,953,255)
Purchases of securities/changes to securities/non-cash conversions:
All About People	—	125,904	—	125,904
Caitec	590,424	—	—	590,424
Filterworks	—	253,952	—	253,952
First Coast Mulch	—	46,681	—	46,681
FSS	—	177,911	107,619	285,530
GoNoodle, Inc. (GoNoodle)	—	14,314	—	14,314
HDI Acquisition LLC (Hilton Displays)	—	21,519	—	21,519
Inter-National Electronic Alloys LLC (INEA)	—	33,995	—	33,995
ITA	916,170	—	—	916,170
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
Mobile RN Holdings LLC (Mobile IV Nurses)	—	2,506,319	375,000	2,881,319
MRES	—	2,952,000	264,545	3,216,545
Pressure Pro	—	66,721	—	66,721
Seybert’s Billiards Corporation (Seybert’s)	—	1,928,257	—	1,928,257
Total purchases of securities/changes to securities/non-cash conversions	7,079,496	8,127,573	747,164	15,954,233
Repayments and sale of securities:
DSD	—	—	(23,699)	(23,699)
Filterworks	—	(206,250)	—	(206,250)
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Nailbiter, Inc. (Nailbiter)	—	(2,250,000)	—	(2,250,000)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
SciAps	—	(2,090,000)	(10,840,445)	(12,930,445)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sale of securities	(1,894,470)	(6,008,540)	(11,261,408)	(19,164,418)
Transfers within Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Ending Balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(3,825,260)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. - OTHER ASSETS

Other assets was comprised of the following at December 31:

	2024	2023
Deferred financing fees, net	$62,500	$87,500
Accounts receivable	22,929	—
Prepaid expenses	16,977	16,711
Dividend receivables	13,125	85,090
Total other assets	$115,531	$189,301

NOTE 4. - INCOME TAXES

The Corporation elected to be treated, for income tax purposes, as a RIC for the 2024, 2023 and 2022 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its stockholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its stockholders to maintain its RIC status. Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $37,388 and $52,800 in federal excise tax expense during the years ended December 31, 2024 and 2023, respectively. The Corporation did not incur any federal excise tax expense during the year ended December 31, 2022.

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

The following differences were reclassified for tax purposes for the years ended December 31, 2024 and December 31, 2023:

	2024	2023
(Decrease) increase in capital in excess of par value	$(381,550)	$4,336,903
Increase (decrease) in total distributable earnings	381,550	(4,336,903)

The Corporation’s permanent book-to-tax reclassifications for 2024 are an estimate and will not be finalized until the Corporation files its 2024 federal income tax returns in 2025. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2024 and December 31, 2023:

	2024	2023
Net increase in net assets resulting from operations	$8,827,612	$6,526,650
Net change in unrealized appreciation/depreciation on investments	5,722,329	(2,867,520)
Net change in deferred tax asset/liability	376,989	(77,734)
GAAP versus tax basis consolidation of subsidiaries	(32,936)	(1,332,687)
Other permanent book income and tax income differences	37,498	1,348,624
Temporary book income and tax income differences	(2,270,112)	(82,198)
Taxable income	$12,661,380	$3,515,135

The Corporation’s taxable income for 2024 is an estimate and will not be finalized until the Corporation files its 2024 federal income tax returns in 2025. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2024 and carried forward for distribution in 2025 may be different than this estimate.

For tax purposes, distributions paid to shareholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the years ended December 31, 2024 and December 31, 2023 was as follows:

	2024	2023
Ordinary income	$3,427,968	$3,432,757
Long-term capital gains	9,554,568	—
Return of Capital	—	—
Total	$12,982,536	$3,432,757

The determination of the tax attributes of the Corporation’s distributions is made annually as of the end of the Corporation’s fiscal year based upon the Corporation’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on Form 1099-DIV.

The tax basis components of distributable earnings (accumulated losses) and reconciliation to accumulated earnings (deficit) on a book basis for the years ended December 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Undistributed ordinary income – tax basis	$11,649	$332,806
Capital loss carry forwards	—	(1,546,597)
Unrealized appreciation on investments	3,843,912	9,906,212
Other temporary differences	(1,313,179)	(2,376,665)
Total accumulated earnings – book basis	$2,542,382	$6,315,756

The differences between components of distributable earnings on a tax basis and the amounts reflected in the consolidated statement of changes in net assets are primarily due to temporary book-tax differences that will reverse in subsequent periods.

The Corporation had the following wholly-owned blocker companies in place at December 31, 2024: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (the “Blocker Corps”), which are taxable entities and therefore are not consolidated for tax purposes. The primary purpose of the Blocker Corps is to permit the Corporation to hold certain equity interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allow the Corporation to satisfy the RIC tax requirement that at least 90% of its gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Blocker Corps are taxed at standard corporate tax rates based on their taxable income.

At December 31, 2024, the Corporation had a net deferred tax asset of $2,161 that primarily related to net operating loss carryforwards, business interest expense carryforwards, and capital loss carryforwards within the Blocker Corps. At December 31,

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023, the Corporation had a net deferred tax asset of $39,179 that primarily related to net operating loss carryforwards, business interest expense carryforwards, and capital loss carryforwards within the Blocker Corps.

Income Taxes on Blocker Corporations

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2024 and 2023 are approximately as follows:

	2024	2023
Investments	$(635,300)	$(644,497)
NOL & tax credit carryforwards	637,461	683,676
Deferred tax asset, net	$2,161	$39,179

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

Accordingly, during the year ended December 31, 2024, the Corporation estimated that a portion of its Blocker Corps’ deferred tax assets, related to realized capital losses and NOL carryforwards, is not expected to be fully recoverable in the future. As a result, the Corporation recorded a partial valuation allowance of approximately $232,000 during the year ended December 31, 2024 against its U.S. Federal deferred tax assets. The valuation allowance was $363,471 and $131,338 at December 31, 2024 and 2023.

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2024	2023	2022
Current:
Federal	$(85,356)	$609,056	$173,235
State	5,292	58,320	(2,555)
	(80,064)	667,376	170,680
Deferred:
Federal	62,619	(13,797)	92,304
State	(25,600)	2,778	60,538
	37,019	(11,019)	152,842
Total	$(43,045)	$656,357	$323,522

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the expense (benefit) from income taxes at the federal statutory rate to the expense reported is as follows:

	2024	2023	2022
Net investment income (loss), realized gain (loss) and unrealized gain (loss) before income taxes	$8,784,567	$7,183,007	$(558,327)
Expected tax expense (benefit) at statutory rate	1,844,759	1,508,431	(117,249)
State - net of federal effect	(14,673)	48,267	45,807
Pass-through expense (benefit) from portfolio investment	4,145	487	721
Change in valuation allowance	232,133	131,338	—
Tax benefit of RIC status	(2,169,298)	(1,067,238)	400,329
RIC excise tax expense	37,388	52,800	—
Other	22,501	(17,728)	(6,086)
Total	$(43,045)	$656,357	$323,522

On January 1, 2024, the Corporation restructured the Blocker Corps with Rand DSD Holdings Corp becoming the common tax parent of the other Blocker Corps. It is the Corporation’s intent to file a consolidated federal, and if applicable, various state consolidated income tax returns beginning in 2024. As a result of this restructuring, the Blocker Corps have certain tax attributes that are subject to Separate Return Limitations (“SRLY”). At December 31, 2024 and 2023, the Corporation had $2,256,664, and $2,063,562, respectively, of federal net operating loss carryforwards (“NOL”), $1,913,908 and $1,061,635, respectively, of business interest expense carryforwards and $559,301 and $583,000, respectively, of capital loss carryforwards. Of these amounts approximately $2,100,000 and $1,060,000 of federal NOL and business interest expense carryforwards are subject to SRLY limitations. For state tax purposes, there were various state NOL carryforwards totaling $821,683 and $1,957,489 at December 31, 2024 and 2023, respectively. The Corporation has not determined how much of the state NOL carryforwards may be subject to SRLY limitations.

Under the provisions of Section 382 of the Code, net operating loss and credit carryforwards and other tax attributes may be subject to limitations if there has been a significant change in ownership in the Corporation, as defined by the IRC. Prior to the completion of the Transaction with East in November 2019, the Corporation was able to utilize the remaining federal net operating losses. However, state net operating losses may be subject to similar limitations.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2021 through 2024. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2021 through 2024.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Corporation's Consolidated Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2024, 2023 and 2022 were de minimis. The Corporation incurred $2,266 in interest expense and penalties related to income tax liabilities during the year ended December 31, 2024. No amounts were recorded for interest and penalties related to unrecognized tax positions for the year ended December 31, 2023. For the year ended December 31, 2022, the Corporation received $10,116 in interest income relating to an IRS carryback claim.

NOTE 5. – SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $24,400,000 at December 31, 2024.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At December 31, 2024, the Corporation's applicable interest rate was 7.99%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of December 31, 2024, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at was $600,000 and $16,250,000 at December 31, 2024 and 2023, respectively. A closing fee of $125,000 was paid related to the closing of this Credit Facility during the year ended December 31, 2022. The unamortized closing fee was $62,500 and $87,500 as of December 31, 2024 and 2023, respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility during the years ended December 31, 2024, 2023 and 2022 was $25,000, $25,000 and $12,500, respectively.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2024, 2023 and 2022, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	2024	2023	2022
Average debt outstanding	$11,484,016	$11,180,959	$253,562
Weighted average interest rate	8.91%	8.72%	7.90%

Information about the Corporation’s senior securities (including debt securities and other indebtedness) is shown in the following table.

Year	Total Amount Outstanding (1)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2022
Credit Facility	$2,550,000	$23,636	N/A	N/A
December 31, 2023
Credit Facility	16,250,000	4,737	N/A	N/A
December 31, 2024
Credit Facility	600,000	109,888	N/A	N/A

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

NOTE 6. - STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2024 and 2023, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On May 7, 2024, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value per share. This new share repurchase authorization lasts for a period of 12 months from the authorization date until May 7, 2025. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2023. No shares of Rand's common stock were repurchased by the Corporation during the years ended December 31, 2024 or 2023.

The Corporation’s Board of Directors declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.25	March 13, 2024	March 29, 2024
2nd	$0.29	May 31, 2024	June 14, 2024
3rd	$0.29	August 30, 2024	September 13, 2024
4th	$4.20	December 16, 2024	January 24, 2025

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of changes in equity accounts:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2023	$264,892	$51,464,267	$—	$(1,566,605)	$7,558,766	$57,721,320
Dividend declaration	—	—	—	—	(3,432,757)	(3,432,757)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	4,336,903	—	—	(4,336,903)	—
Net increase in net assets from operations	—	—	—	—	6,526,650	6,526,650
December 31, 2023	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213

January 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213
Dividend declaration	—	—	8,672,231	—	(12,982,536)	(4,310,305)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	(381,550)	—	—	381,550	—
Net increase in net assets from operations	—	—	—	—	8,827,612	8,827,612
December 31, 2024	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520

NOTE 7. - COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2024 or 2023.

NOTE 8. - QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2024
Investment income	$2,137,463	$2,218,454	$2,136,149	$2,067,219
Net (decrease) increase in net assets from operations	$(2,946,058)	$2,636,516	$7,737,773	$1,399,381
Basic and diluted net (decrease) increase in net assets from operations per weighted share outstanding	$(1.14)	$1.02	$3.00	$0.54
2023
Investment income	$1,930,119	$1,741,114	$1,815,432	$1,851,498
Net increase in net assets from operations	$1,088,979	$595,504	$2,671,890	$2,170,277
Basic and diluted net increase in net assets from operations per weighted share outstanding	$0.42	$0.23	$1.04	$0.84

NOTE 9. – RELATED PARTY TRANSACTIONS

Investment Management Agreement

Concurrent with the Closing, RCM, a registered investment adviser, was retained by the Corporation as its external investment adviser and administrator, which resulted in Daniel Penberthy, the Corporation's President and Chief Executive Officer, and Margaret Brechtel, the Corporation's Executive Vice President, Treasurer, Chief Financial Officer and Secretary, serving as officers and employees of RCM. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2024 and 2023, amounts payable to RCM were comprised of the following, and are reported on the "Due to investment adviser" line on the Consolidated Statements of Financial Position:

	2024	2023
Base Management Fee payable	$277,628	$287,297
Income Based Incentive Fees payable	178,218	—
Capital Gains Fee payable	1,727,000	692,000
Total due to investment adviser	$2,182,846	$979,297

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the years ended December 31, 2024, 2023 and 2022, the Base Management Fees earned by RCM were $1,212,160, $1,057,166 and $927,226, respectively. As of December 31, 2024 and 2023, the Corporation had $277,628 and $287,297, respectively, payable for the Base Management Fees, and it is included in the "Due to investment adviser" line on the Corporation's Consolidated Statements of Financial Position.

The “Incentive Fee” is comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”. The Income Based Fee is calculated and payable quarterly in arrears based on the “Pre-Incentive Fee Net Investment Income” (as defined in the agreement) for the immediately preceding calendar quarter, subject to a hurdle rate of 1.75% per quarter (7% annualized) and is payable promptly following the filing of the Corporation's financial statements for such quarter, to the extent the Income Based Fee exceeds Accrued Unpaid Income.

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

For the year ended December 31, 2024, the Income Based Fees earned were $178,218. For the years ended December 31, 2023 and 2022, there were no Income Based Fees earned under the Investment Management Agreement. As of December 31, 2024, cumulative accrued Income Based Fees payable were $178,218, and after calculating Accrued Unpaid Income, the accrued income based incentive fee was not currently payable to RCM as the cash that forms the basis of the fee has not yet been received by the Corporation. As of December 31, 2023, there were no accrued Income Based Fees payable.

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

As of December 31, 2024, the accrued capital gains incentive fee under GAAP was $3,292,000. The amount payable to RCM as of December 31, 2024, under the Investment Management Agreement, was $1,727,000, and is recorded on the "Due to investment adviser" line on the Corporation's Consolidated Statement of Financial Position. The remaining capital gains fee accrued in accordance with GAAP as of December 31, 2024 was $1,565,000, and was not payable to RCM, and is recorded on the "Capital gains incentive fees" line on the Corporation's Consolidated Statement of Financial Position.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the accrued capital gains incentive fee under GAAP was $2,971,700. The amount payable to RCM as of December 31, 2023, under the Investment Management Agreement, was $692,000, and was recorded on the "Due to investment adviser" line on the Corporation's Consolidated Statement of Financial Position. The remaining capital gains fee accrued in accordance with GAAP as of December 31, 2023 was $2,279,700, and was not payable to RCM, and was recorded on the "Capital gains incentive fees" line on the Corporation's Consolidated Statement of Financial Position.

The expense related to the accrued capital gains incentive fee was $1,012,300, $804,700 and ($1,048,760) for the years ended December 31, 2024, 2023 and 2022, respectively and is recorded on the “Capital gains incentive fees” line on the Corporation's Consolidated Statements of Operations.

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

For the years ended December 31, 2024 and 2023, the Corporation recorded administrative fees of $158,167 and $149,000, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement. There were no administrative fees incurred during the year ended December 31, 2022.

NOTE 10. – SUBSEQUENT EVENT

On December 5, 2024, Rand's Board of Directors declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of common stock on January 24, 2025 to shareholders of record as of December 16, 2024. The stock dividend increased the number of issued and outstanding shares of Rand’s common stock from 2,648,916 shares and 2,581,021 shares, respectively, to 3,037,709 shares and 2,969,814 shares, respectively, as of January 24, 2025.

Subsequent to year end, on March 3, 2025, Rand’s Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about March 28, 2025 to shareholders of record as of March 14, 2025.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN

For the Year Ended December 31, 2024

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
Mattison Avenue Holdings LLC	$5,500,000	$—
Mountain Regional Equipment Solutions	3,204,545	—
Mobile RN Holdings LLC	2,875,000	—
Seybert’s Billiards Corporation	1,800,000	—
ITA Acquisition, LLC	458,333	—
BMP Food Service Supply Holdco, LLC	107,619	—
Total of new investments	13,945,497	—
Other changes to investments:
Caitec, Inc. interest conversion	590,424	—
ITA Acquisition, LLC interest conversion	457,837	—
Filterworks Acquisition USA, LLC interest conversion	253,952	—
BMP Food Service Supply Holdco, LLC interest conversion	177,911	—
Seybert’s Billiards Corporation OID amortization and interest conversion	128,257	—
Highland All About People Holdings, Inc. interest conversion	125,904	—
Mattison Avenue Holdings, LLC interest conversion	72,902	—
Pressure Pro, Inc. OID amortization and interest conversion	66,721	—
FCM Industries Holdco LLC interest conversion	46,681	—
Inter-National Electronic Alloys LLC interest conversion	33,995	—
HDI Acquisition LLC interest conversion	21,519	—
GoNoodle, Inc. interest conversion	14,314	—
Mountain Regional Equipment Solutions OID amortization	12,000	—
Mobile RN Holdings LLC interest conversion	6,319	—
Total of other changes to investments	2,008,736	—
Investments repaid, sold or liquidated:
Tilson Technology Management, Inc. asset sale	—	397,264
DSD Operating, LLC escrow receipt	—	23,699
BMP Food Service Supply Holdco, LLC debt repayment	(34,838)	—
ACV Auctions, Inc. stock sold	(53,094)	3,450,092
Filterworks Acquisition USA, LLC debt repayment	(206,250)	—
Ares Capital Corporation stock sold	(267,140)	176,794
Barings BDC, Inc. stock sold	(333,352)	59,282
Mezmeriz, Inc. liquidated	(742,850)	(742,850)
FS KKR Capital Corp. stock sold	(755,058)	190,072
PennantPark Investment Corporation stock sold	(892,212)	484,834
Carlyle Secured Lending Inc. stock sold	(899,749)	598,371
Knoa Software, Inc. liquidated	(1,229,155)	(1,229,155)
Pressure Pro, Inc. debt repayment	(1,427,452)	—
Mattison Avenue Holdings LLC loan repayment	(1,894,470)	—
Nailbiter, Inc. debt repayment	(2,250,000)	—
SciAps, Inc. debt repayment and equity sale	(5,213,984)	7,716,461
Total of investments repaid, sold, liquidated or converted	(16,199,604)	11,124,864
Net change in investments, at cost and total realized gain	$(245,371)	$11,124,864

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position, including the consolidated schedules of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows and the related notes to the consolidated financial statements for each of the three years in the period ended December 31, 2024, and the financial highlights schedule for each of the five years in the period ended December 31, 2024 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, and the financial highlights for each of the five years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2024 and 2023, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

The supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2024 has been subjected to audit procedures performed in conjunction with the audit of the Corporation's financial statements. The supplemental schedule is the responsibility of the Corporation's management. Our audit procedures included determining whether the supplemental schedule reconciles to the financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain for the year ended December 31, 2024 is fairly stated, in all material respects, in relation to the financial statements as a whole.

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

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2024, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $70,818,041. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the fair value of the Corporation’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Corporation are highly judgmental, are sensitive to economic factors, and could have a significant effect on the fair value measurement of such investments.

Our audit procedures included, among others, obtaining an understanding and evaluated the design of controls over the Corporation’s investment valuation process, evaluating the Corporation’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Corporation in determining the fair value of the Corporation’s Level 3 investments, and testing the mathematical accuracy of the Corporation’s valuation calculations. For Level 3 investments, we reviewed the information considered by the Board of Directors relating to the Corporation’s determination of fair value. For a selection of the Corporation’s Level 3 investments, we independently developed fair value estimates and compared them to the Corporation’s estimates. We developed our independent fair value estimates by using the respective investment's financial information, which we compared to underlying source documents provided to the Corporation by the investment, and available market information from third-party sources, such as market multiples. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Corporation’s year-end valuations.

/s/ FREED MAXICK P.C. (F/K/A Freed Maxick CPAs, P.C.)

We have served as the Corporation's auditor since 2003.

Buffalo, New York

March 10, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of December 31, 2024.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer believes that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plan

During the three months ended December 31, 2024, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Insider Trading Policy

The Corporation has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by its directors and officers and entities controlled by such directors and officers, which the Corporation believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. The foregoing summary of the Corporation’s insider trading policy does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “DELINQUENT SECTIONS 16(a) REPORTS” and “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed under Regulation 14A (the “2025 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2025 Proxy Statement under the heading “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2025 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2025 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14. Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is Freed Maxick P.C. (F/K/A Freed Maxick CPAs, P.C.), Buffalo, New York, PCAOB Auditor Firm ID: 317

Information concerning the Corporation’s independent registered public accounting firm, the audit committee’s pre-approval policy for audit services and our independent registered public accounting firm fees and services is contained in the Corporation’s 2025 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Item 8:

	(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2024 and 2023

Consolidated Statements of Operations for the three years in the period ended December 31, 2024

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2024

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2024

Consolidated Schedule of Portfolio Investments as of December 31, 2024

Consolidated Schedule of Portfolio Investments as of December 31, 2023

Financial Highlights Schedule for the five years in the period ended December 31, 2024

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2024

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

(19.1)*	Insider Trading Policy

(21.1)*

Subsidiaries of Rand Capital Corporation. - Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp.

(31.1)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32.1)*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation.

(97.1)*	Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2025	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Daniel P. Penberthy
Daniel P. Penberthy / Chief Executive Office and President	March 10, 2025

(ii) Principal Accounting & Financial Officer:

/s/ Margaret W. Brechtel
Margaret W. Brechtel / Executive Vice President, Chief	March 10, 2025
Financial Officer and Treasurer

(iii) Directors:

/s/ Benjamin E. Godley
Benjamin E. Godley/ Director	March 10, 2025

/s/ Adam S. Gusky
Adam S. Gusky / Director	March 10, 2025

/s/ Cari L. Jaroslawsky
Cari L. Jaroslawsky / Director	March 10, 2025

/s/ Erland E. Kailbourne
Erland E. Kailbourne / Director	March 10, 2025

/s/ Robert M. Zak
Robert M. Zak / Director	March 10, 2025