Form 10-Q
period 2025-03-31
RAND CAPITAL CORP
filed 2025-05-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,188,940, respectively)	$2,000,000	$2,500,000
Affiliate investments (cost of $44,450,751 and $42,488,804, respectively)	52,490,162	51,668,144
Non-Control/Non-Affiliate investments (cost of $9,743,250 and $19,442,491, respectively)	7,667,201	16,649,897
Total investments, at fair value (cost of $60,757,941 and $68,120,235, respectively)	62,157,363	70,818,041
Cash	4,933,269	834,805
Interest receivable (net of allowance of $25,337 and $0, respectively)	223,273	357,530
Prepaid income taxes	339,237	329,365
Deferred tax asset, net	4,886	2,161
Other assets	163,402	115,531
Total assets	$67,821,430	$72,457,433
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$545,838	$2,182,846
Accounts payable and accrued expenses	45,676	92,568
Line of credit (see Note 6)	—	600,000
Capital gains incentive fees	1,490,000	1,565,000
Deferred revenue	428,663	516,441
Dividend payable	—	2,168,058
Total liabilities	2,510,177	7,124,913
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709 at 3/31/25 and 2,648,916 at 12/31/24; shares outstanding: 2,969,814 at 3/31/25 and 2,581,021 at 12/31/24 (see Note 1)	303,771	264,892
Capital in excess of par value	64,051,504	55,419,620
Stock dividends distributable: 0 shares at 3/31/25 and 388,793 shares at 12/31/24	—	8,672,231
Treasury stock, at cost: 67,895 shares at 3/31/25 and 12/31/24	(1,566,605)	(1,566,605)
Total distributable earnings	2,522,583	2,542,382
Total stockholders’ equity (net assets) (per share – 3/31/25: $21.99; 12/31/24: $25.31)	65,311,253	65,332,520
Total liabilities and stockholders’ equity (net assets)	$67,821,430	$72,457,433

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Investment income:
Interest from portfolio companies:
Control investments	$—	$187,483
Affiliate investments	1,282,859	1,166,085
Non-Control/Non-Affiliate investments	394,307	460,080
Total interest from portfolio companies	1,677,166	1,813,648
Interest from other investments:
Non-Control/Non-Affiliate investments	10,383	1,914
Total interest from other investments	10,383	1,914
Dividend and other investment income:
Affiliate investments	13,125	13,125
Non-Control/Non-Affiliate investments	—	138,710
Total dividend and other investment income	13,125	151,835
Fee income:
Control investments	4,516	4,516
Affiliate investments	131,755	73,720
Non-Control/Non-Affiliate investments	170,959	21,586
Total fee income	307,230	99,822
Total investment income	2,007,904	2,067,219
Expenses:
Base management fee (see Note 8)	252,208	302,595
Income based incentive fees (see Note 8)	119,673	—
Capital gains incentive fees (see Note 8)	(75,000)	112,300
Interest expense	36,486	390,020
Professional fees	208,842	232,307
Stockholders and office operating	90,763	69,028
Directors' fees	63,850	63,850
Administrative fees	48,750	38,167
Insurance	13,162	13,044
Corporate development	6,994	5,545
Bad debt expense	25,337	—
Total expenses	791,065	1,226,856
Net investment income before income taxes:	1,216,839	840,363
Income tax (benefit) expense	(1,276)	778
Net investment income	1,218,115	839,585
Net realized gain on sales and dispositions of investments:
Affiliate investments	925,357	—
Non-Control/Non-Affiliate investments	(25)	3,450,092
Net realized gain on sales and dispositions of investments	925,332	3,450,092
Net change in unrealized appreciation/depreciation on investments:
Control investments	(875,000)	—
Affiliate investments	(423,384)	(100,000)
Non-Control/Non-Affiliate investments	—	(2,790,296)
Change in unrealized appreciation/depreciation before income taxes	(1,298,384)	(2,890,296)
Deferred income tax expense	3,616	—
Net change in unrealized appreciation/depreciation on investments	(1,302,000)	(2,890,296)
Net realized and unrealized (loss) gain on investments	(376,668)	559,796
Net increase in net assets from operations	$841,447	$1,399,381
Weighted average shares outstanding	2,869,339	2,581,021
Basic and diluted net increase in net assets from operations per share	$0.29	$0.54

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net assets at beginning of period	$65,332,520	$60,815,213
Net investment income	1,218,115	839,585
Net realized gain on sales and dispositions of investments	925,332	3,450,092
Net change in unrealized appreciation/depreciation on investments	(1,302,000)	(2,890,296)
Net increase in net assets from operations	841,447	1,399,381
Declaration of dividend	(862,714)	(645,255)
Net assets at end of period	$65,311,253	$61,569,339

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net increase in net assets from operations	$841,447	$1,399,381
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(375,000)	(10,837,878)
Proceeds from sale of portfolio investments	955,357	3,503,186
Proceeds from loan repayments	8,369,876	2,581,906
Net realized gain on sales and dispositions of portfolio investments	(925,332)	(3,450,092)
Change in unrealized appreciation/depreciation on investments	1,298,384	2,890,296
Deferred income tax benefit	(2,725)	(26,636)
Amortization	6,250	6,250
Original issue discount amortization	(23,502)	(7,002)
Non-cash conversion of debenture interest	(624,105)	(328,829)
Non-cash conversion of loan modification fee	(15,000)	—
Change in interest receivable allowance	25,337	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	108,920	(103,155)
Increase in other assets	(54,121)	(70,797)
Increase in prepaid income taxes	(9,872)	(26,535)
(Decrease) increase in accounts payable and accrued expenses	(46,892)	126,570
Decrease in due to investment adviser	(1,637,008)	(676,817)
(Decrease) increase in capital gains incentive fees payable	(75,000)	112,300
(Decrease) increase in deferred revenue	(87,778)	66,969
Total adjustments	6,887,789	(6,240,264)
Net cash provided by (used in) operating activities	7,729,236	(4,840,883)
Cash flows from financing activities:
Net (repayment of) proceeds from line of credit	(600,000)	2,950,000
Payment of cash dividend	(3,030,772)	(645,255)
Net cash (used in) provided by financing activities	(3,630,772)	2,304,745
Net increase (decrease) in cash	4,098,464	(2,536,138)
Cash:
Beginning of period	834,805	3,295,321
End of period	$4,933,269	$759,183

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 11.7% of net assets: (g) (j)
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through June 30, 2026, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,316,683	2,316,683	7.1%
	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through June 30, 2026, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,316,683	2,316,683
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			5,005,888	4,633,366
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,443,853	1,443,853	2.2%
software providing core aligned physical	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
activity breaks. (Software)	Total GoNoodle			1,443,891	1,443,891
www.gonoodle.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	789,944	1.2%
training. (Software)
www.t2000inc.com
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	3%	1,193,697	700,000	1.1%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$9,743,250	$7,667,201
Affiliate Investments – 80.4% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	2.7%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing)
www.appliedimage.com
Autotality (formerly Filterworks Acquisition USA, LLC) (l)(m)(p) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Amended Term Note at 6% (+8% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	11/18/19	8%	2,987,221	2,987,221	4.6%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	—
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	—
www.autotality.com	Total Autotality			3,752,696	2,987,221

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
BMP Food Service Supply Holdco, LLC (e)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$7,035,000 Second Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through December 31, 2025, thereafter 12%, and $2,215,000 in principal amount at 16% PIK through December 31, 2025, thereafter 16%, due November 22, 2027.	11/22/22	15%	6,750,796	6,750,796	10.7%
	15.4% Preferred Interest.	11/22/22		497,619	250,000
	Total BMP Food Service Supply			7,248,415	7,000,796

BMP Swanson Holdco, LLC (m)(p) Plano, TX. Designs, installs, and maintains	$1,600,000 Term Note at 12% due May 31, 2028.	3/4/21	9%	1,700,115	1,700,115	3.8%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,450,115
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	1,208,000	1.8%
fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	5.2%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		497,059	12,222
(Professional and Business Services)	Total FCM Industries			3,877,059	3,392,222
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,206,842	3,206,842	5.8%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,206,842	3,806,842
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (m)(p)	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,372,069	3,372,069	7.2%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,300,000
controlled expansion alloys, electronic grade	Total EFINEA			4,383,834	4,672,069
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (l)(m)(p)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,512,585	2,512,585	4.4%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	375,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,887,585	2,887,585
www.mobileivnurses.com
Mountain Regional Equipment Solutions (e)(l)(m)(p) Salt Lake City, UT. Provider of maintenance,	$3,000,000 Term Note at 14% PIK through June 30, 2025, thereafter 14%, due January 16, 2029.	1/16/24	7%	3,076,575	2,624,575	4.0%
safety, fluid transfer, and custom fabrication	37,991 Common Units.	1/16/24		204,545	—
products. (Distribution)	Warrant for 4% Membership Interest.	1/16/24		60,000	—
www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,341,120	2,624,575
Seybert’s Billiards Corporation d/b/a The Rack Group (l)(p) Coldwater, MI. Billiard supplies.	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	11/22/21	8%	6,190,840	6,190,840	12.6%
(Consumer Product)	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
www.seyberts.com	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1/19/21		1,519,897	1,519,897
	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
	5.82 Common shares.	10/24/22		194,000	400,000
	Total Seybert’s			7,954,737	8,210,737

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Tilson Technology Management, Inc. (p)	*120,000 Series B Preferred.	1/20/15	8%	600,000	4,560,000	17.6%
Portland, ME. Provides network deployment	*21,391 Series C Preferred.	9/28/16		200,000	813,000
construction and information system services	*70,176 Series D Preferred.	9/29/17		800,000	2,666,000
management for cellular, fiber optic and	*15,385 Series E Preferred.	3/15/19		500,012	584,000
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	877,000
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	1,000,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,000,000
www.tilsontech.com	Total Tilson			3,100,015	11,500,000
	*2.5% dividend payable quarterly.
Subtotal Affiliate Investments				$44,450,751	$52,490,162
Control Investments - 3.1% of net assets (g) (o)
ITA Acquisition, LLC (e)(l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,619,220	1,415,814	3.1%
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	584,186
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	2,000,000
Subtotal Control Investments				$6,563,940	$2,000,000
TOTAL INVESTMENTS – 95.2%				$60,757,941	$62,157,363
OTHER ASSETS IN EXCESS OF LIABILITIES - 4.8%					3,153,890
NET ASSETS – 100%					$65,311,253

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At March 31, 2025, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of March 31, 2025, the total cost of investment securities was approximately $60.8 million. Net unrealized appreciation was approximately $1.4 million, which was comprised of $10.7 million of unrealized appreciation of investment securities and ($9.3) million of unrealized depreciation of investment securities. At March 31, 2025, the aggregate gross unrealized gain for federal income tax purposes was $8.7 million and the aggregate gross unrealized loss for federal income tax purposes was ($7.3) million. The net unrealized gain for federal income tax purposes was $1.4 million based on a tax cost of $61.1 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at March 31, 2025.
(j)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(k)
Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control investments in companies in which between 5% and 25% of the voting securities of such company are owned by the Corporation.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of March 31, 2025.
(o)
Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities of such companies are owned by the Corporation or where the Corporation maintains greater than 50% representation on its board of directors or other similar governing body.
(p)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by the Board of Directors.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(602,154)	$375,000	$—	$1,415,814	$—	$2,516
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(272,846)	—	—	584,186	—	2,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(875,000)	375,000	—	2,000,000	—	4,516
	Total Control Investments	$2,500,000	$(875,000)	$375,000	$—	$2,000,000	$—	$4,516
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$45,276
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	45,276
Autotality (formerly Filterworks Acquisition USA, LLC)	$2,283,702 Amended Term Note at 6% (+8% PIK) through March 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	2,928,648	—	58,573	—	2,987,221	—	102,503
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	58,573	—	2,987,221	—	102,503
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through December 31, 2025, thereafter 12%, and $2,215,000 in principal amount at 16% PIK through December 31, 2025, thereafter 16%, due November 22, 2027.	6,538,026	—	212,770	—	6,750,796	—	220,095
	15.4% Preferred Interest.	497,619	(247,619)	—	—	250,000	—	—
	Total FSS	7,035,645	(247,619)	212,770	—	7,000,796	—	220,095
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due May 31, 2028.	1,700,115	—	—	—	1,700,115	—	52,670
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	—	—	2,450,115	—	52,670
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	—	—	—	1,208,000	—	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	113,650
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	—	12,222	—	12,222	—	12,222
	Total FCM	3,380,000	—	12,222	—	3,392,222	—	125,872
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,175,091	—	31,751	—	3,206,842	—	130,004
	1,000,000 Class A Units.	600,000	—	—	—	600,000	—	—
	Total All About People	3,775,091	—	31,751	—	3,806,842	—	130,004
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% due April 4, 2028.	3,372,069	—	—	—	3,372,069	—	104,450
LLC	75.3 Class B Preferred Units.	1,011,765	288,235	—	—	1,300,000	—	—
	Total EFINEA	4,383,834	288,235	—	—	4,672,069	—	104,450
Microcision LLC	Membership Interest Purchase Warrant for 5%	—	—	—	—	—	55,357	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,506,319	—	6,266	—	2,512,585	—	96,862
	6,375 Class A Common Units.	375,000	—	—	—	375,000	—	—
	Total Mobile IV Nurses	2,881,319	—	6,266	—	2,887,585	—	96,862
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14% PIK through June 30, 2025, thereafter 14%, due January 16, 2029.	—	—	2,624,575	—	2,624,575	—	127,575
	37,991 Common Units.
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	—	—	2,624,575	—	2,624,575	—	127,575
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January, 19, 2028.	1,702,705	—	22,445	(1,725,150)	—	—	121,261
	Warrant for 10% Membership Interest.	750,000	(720,000)	—	(30,000)	—	870,000	—
	Total Pressure Pro	2,452,705	(720,000)	22,445	(1,755,150)	—	870,000	121,261
Seybert’s Billiards Corporation	$6,099,131 Third Amended and Restated Term Note at 12% (+2% PIK) due January 19, 2026.	6,167,723	—	23,117	—	6,190,840	—	231,819
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) due January 19, 2026.	1,511,064	—	8,833	—	1,519,897	—	56,227
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	5.82 Common shares.	194,000	206,000	—	—	400,000	—	—
	Total Seybert’s	7,922,787	256,000	31,950	—	8,210,737	—	288,046
Tilson Technology	120,000 Series B Preferred.	4,560,000	—	—	—	4,560,000	—	13,125
Management, Inc.	21,391 Series C Preferred.	813,000	—	—	—	813,000	—	—
	70,176 Series D Preferred.	2,666,000	—	—	—	2,666,000	—	—
	15,385 Series E Preferred.	584,000	—	—	—	584,000	—	—
	23,077 Series F Preferred.	877,000	—	—	—	877,000	—	—
	211,567 A-1 Units of SQF Holdco LLC.	1,000,000	—	—	—	1,000,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	1,000,000	—	—	—	1,000,000	—	—
	Total Tilson	11,500,000	—	—	—	11,500,000	—	13,125
	Total Affiliate Investments	$51,668,144	$(423,384)	$3,000,552	$(1,755,150)	$52,490,162	$925,357	$1,427,739
	Total Control and Affiliate Investments	$54,168,144	$(1,298,384)	$3,375,552	$(1,755,150)	$54,490,162	$925,357	$1,432,255

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2025 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2025
Professional and Business Services	45.3%
Consumer Product	20.8
Distribution	11.7
Manufacturing	8.0
Automotive	4.8
Software	4.7
Health and Wellness	4.7
Total Investments	100%

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (“Rand”, the "Corporation", “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at March 31, 2025. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the Corporation’s investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2024 and is currently scheduled to expire on December 31, 2025. In addition, the term of the Corporation’s administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2024 and is currently scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

In connection with the Closing, we also entered into a shareholder agreement with East (the “Shareholder Agreement”). Pursuant to the terms of the Shareholder Agreement, East has the right to designate two or three persons, depending upon the size of the Board, for nomination for election to the Board. East has the right to designate (i) up to two persons if the size of the Board is composed of fewer than seven directors or (ii) up to three persons if the size of the Board is composed of seven or more directors. East’s right to designate persons for nomination for election to the Board under the Shareholder Agreement is the exclusive means by which East may designate or nominate persons for election to the Board. The Board currently consists of five directors, and Adam S. Gusky and Benjamin E. Godley are East’s designees on the Board.

We currently operate as an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

The Board declared the following quarterly cash dividend during the three months ended March 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025

On December 5, 2024, the Board declared a dividend in the amount of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on January 24, 2025 to shareholders of record as of December 16, 2024. The portion of the dividend paid using our common stock increased the number of issued and outstanding shares of our common stock from 2,581,021 shares to 2,969,814 shares as of January 24, 2025.

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at March 31, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

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

Investment Classification – In accordance with the provisions of the 1940 Act, the Corporation classifies its investments by level of control. Under the 1940 Act, “Control Investments” are investments in companies that the Corporation is deemed to “Control” if it owns more than 25% of the voting securities of the company or has greater than 50% representation on the company’s board of directors or other similar governing body. “Affiliate Investments” are companies in which the Corporation owns between 5% and 25% of the voting securities of the company. “Non-Control/Non-Affiliate Investments” are those companies that are neither Control Investments nor Affiliate Investments.

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

Qualifying Assets - As of March 31, 2025, the Corporation’s portfolio of investments only includes qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of March 31, 2025. There was no reserve for possible losses of interest receivable as of December 31, 2024.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans which are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2025, one of the Corporation's debt investments was on non-accrual status with a cost of $5.4 million and fair value of $2.0 million, which represented 9.0% and 3.2% of the investment portfolio, respectively. As of December 31, 2024, none of the Corporation's investments were on non-accrual status. For the three months ended March 31, 2025 and 2024, 31.1% and 15.9%, respectively, of the Corporation's total investment income was attributable to non-cash PIK interest income.

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

Revenue Recognition - Fee Income - Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company monitoring fees, income associated with early repayment fees and income associated with portfolio company loan modification fees.

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

Supplemental Cash Flow Information - Net income taxes paid during the three months ended March 31, 2025 and 2024 were $14,937 and $53,949, respectively. Interest paid during the three months ended March 31, 2025 and 2024 was $30,743 and $377,857, respectively. The Corporation converted $624,105 and $328,829 of interest receivable into investments during the three months ended March 31, 2025 and 2024, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2025 and December 31, 2024, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 23, 2025, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 23, 2026, and replaces the share repurchase authorization that was previously approved by the Board in May 2024. No shares of Rand's common stock were repurchased by the Corporation during the three months ended March 31, 2025 or the three months ended March 31, 2024.

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

Accordingly, as of March 31, 2025 and December 31, 2024, the valuation allowance against the Corporation's U.S. federal deferred tax assets was $363,471.

The Corporation reviews the tax positions it has taken to determine if they meet a "more likely than not threshold" for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2025 or December 31, 2024.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the three months ended March 31, 2025 or 2024.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the three months ended March 31, 2025. The Corporation incurred $720 in interest expense related to income tax liabilities during the three months ended March 31, 2024.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2025
Tilson Technology Management, Inc. (Tilson)	19%
Seybert’s Billiards Corporation (Seybert’s)	13%
BMP Food Service Supply Holdco, LLC (FSS)	11%
Inter-National Alloys LLC (EFINEA)	8%
Caitec, Inc. (Caitec)	7%

December 31, 2024
Tilson	16%
Seybert's	11%
FSS	10%
Mattison Avenue Holdings LLC (Mattison)	8%
Caitec	6%

Recently Issued or Adopted Accounting Standards – In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to improve income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Corporation’s fiscal year beginning after December 15, 2024, however, these disclosures are not required for interim periods. The amendments are to be applied on a prospective basis, although retrospective adoption is permitted. The Corporation does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements or disclosures.

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
•
Equity securities may be valued using the:

▪
Cost approach - The cost approach uses estimates of the liquidation value of the portfolio company’ assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities.
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

At March 31, 2025 and December 31, 2024, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at March 31, 2025 or December 31, 2024.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$700,000	$100,038	$800,038
Non-Control/Non-Affiliate Loan and Debt	4,633,366	2,233,797	—	—	6,867,163
Total Non-Control/Non-Affiliate	$4,633,366	$2,233,797	$700,000	$100,038	$7,667,201
Affiliate Equity	$6,608,000	$—	$—	$9,875,000	$16,483,000
Affiliate Loan and Debt	31,744,577	—	—	4,262,585	36,007,162
Total Affiliate	$38,352,577	$—	$—	$14,137,585	$52,490,162
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	2,000,000	—	—	—	2,000,000
Total Control	$2,000,000	$—	$—	$—	$2,000,000
Total Level 3 Investments	$44,985,943	$2,233,797	$700,000	$14,237,623	$62,157,363

Range	4X - 10X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.6X	1X	3.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at March 31, 2025:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$9,123,425	$—	$—	$9,123,425
Debt investments	35,750,900	—	—	35,750,900
Equity investments	17,283,038	—	—	17,283,038
Total	$62,157,363	$—	$—	$62,157,363

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2024:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,037,873	$—	$—	$15,037,873
Debt investments	38,043,721	—	—	38,043,721
Equity investments	17,736,447	—	—	17,736,447
Total	$70,818,041	$—	$—	$70,818,041

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized gains (losses) included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Total realized gains, net	—	—	925,332	925,332
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(247,619)	(247,619)
Inter-National Electronic Alloys LLC (EFINEA)	—	—	288,235	288,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Total unrealized losses, net	(875,000)	—	(423,384)	(1,298,384)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	58,573	—	58,573
Caitec, Inc. (Caitec)	158,454	—	—	158,454
FCM Industries Holdco LLC (First Coast Mulch)	—	12,222	—	12,222
FSS	—	212,770	—	212,770
GoNoodle, Inc. (GoNoodle)	—	3,601	—	3,601
Highland All About People Holdings, Inc. (All About People)	—	31,751	—	31,751
ITA	375,000	—	—	375,000
Mobile RN Holdings LLC (Mobile IV Nurses)	—	6,266	—	6,266
Mountain Regional Equipment Solutions (MRES)	—	124,575	—	124,575
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	31,950	—	31,950
Total purchases of securities/changes to securities/non-cash conversions	533,454	504,153	—	1,037,607
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Total repayments and sales of securities	(5,572,902)	(2,796,974)	(955,357)	(9,325,233)
Ending balance March 31, 2025, of Level 3 Assets	$9,123,425	$35,750,900	$17,283,038	$62,157,363
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(578,384)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the three months ended March 31, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Unrealized losses included in net change in net assets from operations:
Knoa Software, Inc. (Knoa)	—	—	(100,000)	(100,000)
Total unrealized losses	—	—	(100,000)	(100,000)
Purchases of securities/changes to securities/non-cash conversions:
Caitec, Inc. (Caitec)	139,094	—	—	139,094
FCM Industries Holdco LLC (First Coast Mulch)	—	11,169	—	11,169
Filterworks Acquisition USA, LLC (Filterworks)	—	14,565	—	14,565
GoNoodle, Inc. (GoNoodle)	—	3,565	—	3,565
HDI Acquisition LLC (Hilton Displays)	—	5,310	—	5,310
Highland All About People Holdings, Inc. (All About People)	—	30,831	—	30,831
Inter-National Electronic Alloys LLC (EFINEA)	—	16,904	—	16,904
ITA Acquisition, LLC (ITA)	388,475	—	—	388,475
Mattison Avenue Holdings LLC (Mattison)	5,503,056	—	—	5,503,056
Mountain Regional Equipment Solutions (MRES)	—	2,943,000	264,545	3,207,545
Pressure Pro, Inc. (Pressure Pro)	—	21,515	—	21,515
Seybert’s Billiards Corporation (Seybert’s)	—	1,831,680	—	1,831,680
Total purchases of securities/changes to securities/non-cash conversions	6,030,625	4,878,539	264,545	11,173,709
Repayments and sales of securities:
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(687,436)	—	(687,436)
Total repayments and sales of securities	(1,894,470)	(687,436)	—	(2,581,906)
Ending balance March 31, 2024, of Level 3 Assets	$16,554,132	$41,052,628	$20,701,105	$78,307,865
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(100,000)

Note 4. OTHER ASSETS

At March 31, 2025 and December 31, 2024, other assets was comprised of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$74,027	$16,977
Deferred financing fees, net	56,250	62,500
Accounts receivable	20,000	22,929
Dividends receivable	13,125	13,125
Total other assets	$163,402	$115,531

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2025 or December 31, 2024.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of March 31, 2025, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $22,437,163 at March 31, 2025.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At March 31, 2025, the Corporation's applicable interest rate was 7.91%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of March 31, 2025, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at March 31, 2025 and December 31, 2024 was $0 and $600,000, respectively. The unamortized closing fee was $56,250 and $62,500 as of March 31, 2025 and December 31, 2024, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during both the three months ended March 31, 2025 and 2024 was $6,250.

For the three months ended March 31, 2025 and 2024, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Average debt outstanding	$606,667	$17,276,374
Weighted average interest rate	7.88%	8.83%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three months ended March 31, 2025 and 2024, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(861,246)	(862,714)
Net increase in net assets from operations	—	—	—	—	841,447	841,447
March 31, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$2,522,583	$65,311,253

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	—	(645,255)	(645,255)
Net increase in net assets from operations	—	—	—	—	1,399,381	1,399,381
March 31, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$7,069,882	$61,569,339

Note 8. RELATED PARTY TRANSACTIONS

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

At March 31, 2025 and December 31, 2024, amounts payable to RCM were comprised of the following, and are reported on the "Due to investment adviser" line on the Consolidated Statements of Financial Position:

	March 31, 2025	December 31, 2024
Base Management Fee payable	$252,208	$277,628
Income Based Incentive Fees payable	293,630	178,218
Capital Gains Fee payable	—	1,727,000
Total due to investment adviser	$545,838	$2,182,846

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three months ended March 31, 2025 and 2024, the Base Management Fee was $252,208 and $302,595, respectively. As of March 31, 2025 and December 31, 2024, the Corporation had $252,208 and $277,628, respectively, payable for the Base Management Fees, and it is included in the "Due to investment adviser" line on the Corporation's Consolidated Statements of Financial Position.

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

For the three months ended March 31, 2025, the Income Based Fees earned under the Investment Management Agreement were $119,673. For the three months ended March 31, 2024, there were no Income Based Fees earned under the Investment Management Agreement. As of March 31, 2025, the cumulative accrued Income Based Fees payable was $293,630, and after calculating Accrued Unpaid Income received in cash during such prior quarter, $1,779 was currently payable to RCM. As of December 31, 2024, cumulative accrued Income Based Fees payable was $178,218.

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

For purposes of calculating the amount of the capital gains incentive fee accrual to be included as part of a company’s financial statements, GAAP requires a company to consider, as part of such calculation, the amount of cumulative aggregate unrealized capital appreciation that such company has with respect to its investments. As a result, the capital gains incentive fee accrual under GAAP is calculated using both the cumulative aggregate realized capital gains and losses and the aggregate net change in unrealized capital appreciation/depreciation at the close of the period. If the calculated amount is positive, GAAP requires the Corporation to record a capital gains incentive fee accrual equal to 20% of this cumulative amount, less the aggregate amount of actual capital gains incentive fees paid, or capital gains incentive fees accrued under GAAP, for all prior periods. However, unrealized capital appreciation is not used by the Corporation as part of the calculation to determine the amount of the Capital Gains Fee actually payable to RCM under the terms of the Investment Management Agreement. There can be no assurances that such unrealized capital appreciation will be realized in the future.

As of March 31, 2025, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2025.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses, resulting in an accrual of $1,490,000 at March 31, 2025, which represents the fee that would be due based on net portfolio appreciation. The $1,490,000 accrued capital gains incentive fee is recorded in the line item “Capital gains incentive fees” on the Consolidated Statement of Financial Position at March 31, 2025. At December 31, 2024, there was an accrual of $3,292,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $1,727,000 and $1,565,000 that would be due based on net portfolio appreciation at December 31, 2024. The $1,727,000 capital gains fee payable was recorded in the line item "Due to investment adviser" on the Consolidated Statement of Financial Position at December 31, 2024, and was paid to RCM during the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, the capital gains incentive fee (benefit) expense was ($75,000) and $112,300, respectively.

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

For the three months ended March 31, 2025 and 2024, the Corporation recorded administrative fees of $48,750 and $38,167, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Three months ended March 31, 2025 (Unaudited)*	Three months ended March 31, 2024 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	25.31	23.56
Income from operations:
Net investment income	0.41	0.32
Net realized gain on sales and dispositions of investments	0.31	1.34
Net change in unrealized appreciation/depreciation on investments	(0.44)	(1.12)
Increase in net assets from operations	0.28	0.54
Payment of cash dividend	(0.29)	(0.25)
Effect of stock dividend	(3.31)	—
(Decrease) increase in net assets per share	(3.32)	0.29
Net asset value, end of period	$21.99	$23.85
Per share market price, end of period	$18.77	$13.97
Total return based on market value (2)	(0.99)%	9.47%
Total return based on net asset value (3)	(11.97)%	2.30%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	4.84%	8.02%
Ratio of expenses including income taxes to average net assets (4)	4.84%	8.02%
Ratio of net investment income to average net assets (4)	7.46%	5.49%
Portfolio turnover	0.56%	13.56%
Debt/equity ratio	—%	31.18%
Net assets, end of period	$65,311,253	$61,569,339
Total amount of senior securities outstanding, exclusive of treasury securities	$-	$19,200,000
Asset coverage per unit (5)	N/A	420.7%

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
(5)
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

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on April 30, 2025, Rand's Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about June 13, 2025 to shareholders of record as of May 30, 2025.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2025; and statements regarding our compliance with the RIC requirements as of March 31, 2025; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are an externally managed, non-diversified investment company that lends to and invests in lower middle market companies. Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, our investments are primarily in higher yielding debt instruments. Our investment activities are managed by our investment adviser, Rand Capital Management, LLC (“RCM”).

We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, RCM, a registered investment advisor, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2024 and is currently scheduled to expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2024 and is currently scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of March 31, 2025, we had no senior securities outstanding and, as a result, our asset coverage ratio for senior securities as of March 31, 2025 is incalculable. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the "Income Based Fee" and (2) the "Capital Gains Fee", if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2025, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following quarterly cash dividend during the three months ended March 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025

On December 5, 2024, our Board declared a dividend in the amount of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on January 24, 2025 to shareholders of record as of December 16, 2024. The portion of the dividend paid using our common stock increased the number of issued and outstanding shares of our common stock from 2,581,021 shares to 2,969,814 shares as of January 24, 2025.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. A summary of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2024 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Condition

Overview:

	March 31, 2025	December 31, 2024	Decrease	% Decrease
Total assets	$67,821,430	$72,457,433	$(4,636,003)	(6.4)%
Total liabilities	2,510,177	7,124,913	(4,614,736)	(64.8)%
Net assets	$65,311,253	$65,332,520	$(21,267)	(0.0)%

Net asset value per share (NAV) was $21.99 at March 31, 2025 and $25.31 at December 31, 2024.

Cash approximated 7.6% of net assets at March 31, 2025, as compared to 1.3% of net assets at December 31, 2024.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at March 31, 2025. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	March 31, 2025	December 31, 2024	Decrease	% Decrease
Investments, at cost	$60,757,941	$68,120,235	$(7,362,294)	(10.8)%
Unrealized appreciation, net	1,399,422	2,697,806	(1,298,384)	(48.1)%
Investments, at fair value	$62,157,363	$70,818,041	$(8,660,678)	(12.2)%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 95% of net assets at March 31, 2025 as compared to approximately 108% of net assets at December 31, 2024.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. In the past, we have also invested in publicly traded shares of other business development companies that provided income through dividends and had more liquidity than our private company equity investments, but did not own any such shares of other business development companies as of March 31, 2025.

The change in investments during the three months ended March 31, 2025, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
ITA Acquisition, LLC (ITA)	$375,000
Total of new investments	375,000
Other changes to investments:
BMP Food Service Supply Holdco, LLC (FSS) interest conversion	212,770
Caitec, Inc. (Caitec) interest conversion	158,454
Mountain Regional Equipment Solutions (MRES) interest conversion, fee conversion and OID amortization	124,575
Autotality (formely Filterworks Acquisition USA, LLC) interest conversion	58,573
Seybert’s Billiards Corporation (Seybert's) OID amortization and interest conversion	31,950
Highland All About People Holdings, Inc. (All About People) interest conversion	31,751
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	22,445
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	12,222
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	6,266
GoNoodle, Inc. (GoNoodle) interest conversion	3,601
Total of other changes to investments	662,607
Investments repaid, sold, liquidated or converted:
GoNoodle warrant expiration	(25)
Pressure Pro warrant sale	(30,000)
HDI Acquisition LLC (Hilton) debt repayment	(1,071,824)
Pressure Pro debt repayment	(1,725,150)
Mattison Avenue Holdings LLC (Mattison) debt repayment	(5,572,902)
Total of investments repaid, sold, liquidated or converted	(8,399,901)
Net change in investments, at cost	$(7,362,294)

Results of Operations

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Investment Income

	Three months ended March 31, 2025	Three months ended March 31, 2024	Increase (Decrease)	% Increase (Decrease)
Interest from portfolio companies	$1,677,166	$1,813,648	$(136,482)	(7.5)%
Interest from other investments	10,383	1,914	8,469	442.5%
Dividend and other investment income	13,125	151,835	(138,710)	(91.4)%
Fee income	307,230	99,822	207,408	207.8%
Total investment income	$2,007,904	$2,067,219	$(59,315)	(2.9)%

The total investment income during the three months ended March 31, 2025 was received from 18 portfolio companies. For the three months ended March 31, 2024, total investment income was received from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 8% lower during the three months ended March 31, 2025 versus the same period in 2024 due to the fact that several interest yielding investments were repaid during the last year and new debt instruments were not originated in replacement, rather such proceeds were used to repay outstanding borrowed amounts under the Credit Facility. Debt instruments were repaid by Hilton, Mattison, Nailbiter, Inc. (Nailbiter), Pressure Pro, and SciAps, Inc. (SciAps).

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended March 31, 2025 versus the same period in 2024.

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

	Three months ended March 31, 2025	Three months ended March 31, 2024
Tilson Technology Management Inc. (Tilson)	$13,125	$13,125
Carlyle Secured Lending Inc. (Carlyle)	—	41,280
PennantPark Investment Corporation (Pennantpark)	—	40,950
FS KKR Capital Corp. (FS KKR)	—	36,000
Barings BDC, Inc. (Barings)	—	10,400
Ares Capital Corporation (Ares)	—	10,080
Total dividend and other investment income	$13,125	$151,835

Fee income - Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company monitoring fees, income associated with early repayment fees and income associated with portfolio company loan modification fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $87,777 and $49,031 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we recognized a prepayment fee of $167,187 from our debt investment in Mattison, a loan monitoring fee of $20,000 from our debt investment in Pressure Pro, a prepayment fee of $17,266 from our debt investment in Pressure Pro, and a loan modification fee of $15,000 from our investment in MRES. During the three months ended March 31, 2024, we recognized a loan monitoring fee of $20,000 from our investment in Pressure Pro, a prepayment fee of $10,982 from our investment in Pressure Pro, a loan monitoring fee of $8,814 from our investment in Mattison, a loan monitoring fee of $5,995 from our investment in Filterworks, and a loan modification fee of $5,000 from our investment in Lumious.

Expenses

	Three months ended March 31, 2025	Three months ended March 31, 2024	Decrease	% Decrease
Total expenses	$791,065	$1,226,856	$(435,791)	(35.5)%

The decrease in total expenses during the three months ended March 31, 2025 versus the same period in 2024 was primarily due to a $353,534 decrease in interest expense, a $187,300 decrease in the capital gains incentive fee expense, and a $50,387 decrease in base management fees payable to RCM. The decrease was partially offset by a $119,673 increase in the income based incentive fee expense.

The decrease in interest expense resulted from lower average outstanding debt balances during the three months ended March 31, 2025 versus the same period in 2024 under the Credit Facility. Interest expense for the three months ended March 31, 2025 and 2024 was $36,486 and $390,020, respectively.

The capital gains incentive fee accrual (benefit) expense during the three months ended March 31, 2025 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The decrease in expense during the three months ended March 31, 2025 is attributable to a net increase in net unrealized depreciation in excess of realized capital gains during the quarter.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited, the base management fee payable to RCM will decrease accordingly. The base management fee for the three months ended March 31, 2025 and 2024 was $252,208 and $302,595, respectively.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fee accrued during the three months ended March 31, 2025 was $119,673, and results from an increase in Pre-Incentive Fee Net Investment Income above the applicable hurdle rate during the three months ended March 31, 2025, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended March 31, 2025 and 2024 was $1,218,115 and $839,585, respectively.

Realized Gain on Investments

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Realized gain on investments before income taxes	$925,332	$3,450,092	$(2,524,760)

During the three months ended March 31, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the three months ended March 31, 2025, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized loss of ($25) on GoNoodle when the Series C warrant expired without exercise.

During the three months ended March 31, 2024, we recognized a net realized gain of $3,450,092 on the sale of 194,934 shares of Class A common stock of ACV Auctions, Inc. (ACV).

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$(1,298,384)	$(2,890,296)	$1,591,912

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2025, was comprised of the following:

Three months ended March 31, 2025
Inter-National Electronic Alloys LLC (EFINEA)	$288,235
Seybert's	256,000
FSS	(247,619)
Pressure Pro	(720,000)
ITA	(875,000)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(1,298,384)

We sold our warrant investment in Pressure Pro during the three months ended March 31, 2025.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA and Seybert's after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the three months ended March 31, 2025, the valuation of our investments in FSS and ITA were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended March 31, 2024, was comprised of the following:

Three months ended March 31, 2024
Carlyle	$113,520
Barings	28,800
Ares	16,590
Pennantpark	(5,850)
FS KKR	(43,200)
Knoa Software, Inc. (Knoa)	(100,000)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(2,890,296)

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

Net Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is "Net increase in net assets from operations" on our consolidated statements of operations. The net increase in net assets from operations for the three months ended March 31, 2025 and 2024 was $841,447 and $1,399,381, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of March 31, 2025, our total liquidity consisted of approximately $4,933,000 in cash and $22,437,163 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. There was no outstanding balance drawn on the Credit Facility at March 31, 2025. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $22,437,163 at March 31, 2025.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At March 31, 2025, our applicable interest rate was 7.91%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at March 31, 2025. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the three months ended March 31, 2025, we experienced a net increase in cash of approximately $4,098,000, which is a net effect of approximately $7,729,000 of net cash provided by our operating activities and approximately $3,631,000 of net cash used in our financing activities.

The $7,729,000 of net cash provided by our operating activities during the three months ended March 31, 2025 resulted primarily from net investment income of approximately $1,218,000, approximately $9,325,000 from the sales of equity investments and repayments of debt investments, and an approximately $45,000 net decrease in operating assets. This was partially offset by approximately $375,000 used to fund new or follow-on portfolio company investments, approximately $624,000 in non-cash interest income, and an approximately $1,846,000 net decrease in operating liabilities.

Net cash used in financing activities during the three months ended March 31, 2025 was approximately $3,631,000. This is comprised of $600,000 repaid on the Credit Facility and approximately $3,031,000 in cash dividends paid to shareholders.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of March 31, 2025, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of March 31, 2025, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of March 31, 2025. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. There was no outstanding balance drawn on our Credit Facility at March 31, 2025.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$—	$—	$—
Decrease in interest rate	-	-	-

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at March 31, 2025, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2025 – 1/31/2025	—	—	—	$1,500,000
2/1/2025 – 2/28/2025	—	—	—	$1,500,000
3/1/2025 – 3/31/2025	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the quarter.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 23, 2025 the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 23, 2026.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 5, 2025

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: May 5, 2025

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)