Form 10-Q
period 2025-06-30
RAND CAPITAL CORP
filed 2025-08-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,188,940, respectively)	$2,000,000	$2,500,000
Affiliate investments (cost of $44,800,334 and $42,488,804, respectively)	42,717,475	51,668,144
Non-Control/Non-Affiliate investments (cost of $9,912,772 and $19,442,491, respectively)	7,646,779	16,649,897
Total investments, at fair value (cost of $61,277,046 and $68,120,235, respectively)	52,364,254	70,818,041
Cash	4,419,813	834,805
Interest receivable (net of allowance of $25,337 and $0, respectively)	250,263	357,530
Prepaid income taxes	344,695	329,365
Deferred tax asset, net	111,438	2,161
Other assets	149,076	115,531
Total assets	$57,639,539	$72,457,433
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$509,500	$2,182,846
Accounts payable and accrued expenses	38,600	92,568
Line of credit (see Note 6)	—	600,000
Capital gains incentive fees	—	1,565,000
Deferred revenue	377,485	516,441
Dividend payable	—	2,168,058
Total liabilities	925,585	7,124,913
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709 at 6/30/25 and 2,648,916 at 12/31/24; shares outstanding: 2,969,814 at 6/30/25 and 2,581,021 at 12/31/24 (see Note 1)	303,771	264,892
Capital in excess of par value	64,051,504	55,419,620
Stock dividends distributable: 0 shares at 6/30/25 and 388,793 shares at 12/31/24	—	8,672,231
Treasury stock, at cost: 67,895 shares at 6/30/25 and 12/31/24	(1,566,605)	(1,566,605)
Total distributable earnings	(6,074,716)	2,542,382
Total stockholders’ equity (net assets) (per share – 6/30/25: $19.10; 12/31/24: $25.31)	56,713,954	65,332,520
Total liabilities and stockholders’ equity (net assets)	$57,639,539	$72,457,433

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Investment income:
Interest from portfolio companies:
Control investments	$12,979	$198,885	$12,979	$386,368
Affiliate investments	1,264,789	1,192,116	2,547,648	2,358,201
Non-Control/Non-Affiliate investments	236,794	604,226	631,101	1,064,306
Total interest from portfolio companies	1,514,562	1,995,227	3,191,728	3,808,875
Interest from other investments:
Non-Control/Non-Affiliate investments	36,556	144	46,939	2,058
Total interest from other investments	36,556	144	46,939	2,058
Dividend and other investment income:
Affiliate investments	—	13,125	13,125	26,250
Non-Control/Non-Affiliate investments	—	60,050	—	198,760
Total dividend and other investment income	—	73,175	13,125	225,010
Fee income:
Control investments	4,516	4,516	9,032	9,032
Affiliate investments	42,891	54,815	174,646	128,535
Non-Control/Non-Affiliate investments	3,772	8,272	174,731	29,858
Total fee income	51,179	67,603	358,409	167,425
Total investment income	1,602,297	2,136,149	3,610,201	4,203,368
Expenses:
Base management fee (see Note 8)	217,649	322,672	469,857	625,267
Income based incentive fees (see Note 8)	—	—	119,673	—
Capital gains incentive fees (see Note 8)	(1,490,000)	1,641,000	(1,565,000)	1,753,300
Interest expense	25,417	393,172	61,903	783,192
Professional fees	142,020	91,460	350,862	323,767
Stockholders and office operating	103,349	82,667	194,112	151,695
Directors' fees	66,550	66,550	130,400	130,400
Administrative fees	50,250	40,000	99,000	78,167
Insurance	9,974	10,380	23,136	23,424
Corporate development	(2,493)	4,881	4,501	10,426
Bad debt expense	13,125	—	38,462	—
Total (benefits) expenses	(864,159)	2,652,782	(73,094)	3,879,638
Net investment income (loss) before income taxes:	2,466,456	(516,633)	3,683,295	323,730
Income tax (benefit) expense	(11,778)	562	(13,054)	1,340
Net investment income (loss)	2,478,234	(517,195)	3,696,349	322,390
Net realized gain (loss) on sales and dispositions of investments:
Affiliate investments	—	(831,891)	925,357	(831,891)
Non-Control/Non-Affiliate investments	—	1,259,999	(25)	4,710,091
Net realized gain (loss) on sales and dispositions of investments	—	428,108	925,332	3,878,200
Net change in unrealized appreciation/depreciation on investments:
Control investments	—	—	(875,000)	—
Affiliate investments	(10,122,270)	8,849,945	(10,545,654)	8,749,945
Non-Control/Non-Affiliate investments	(189,944)	(1,070,919)	(189,944)	(3,861,215)
Change in unrealized appreciation/depreciation before income taxes	(10,312,214)	7,779,026	(11,610,598)	4,888,730
Deferred income tax benefit	(97,826)	(47,834)	(94,210)	(47,834)
Net change in unrealized appreciation/depreciation on investments	(10,214,388)	7,826,860	(11,516,388)	4,936,564
Net realized and unrealized (loss) gain on investments	(10,214,388)	8,254,968	(10,591,056)	8,814,764
Net (decrease) increase in net assets from operations	$(7,736,154)	$7,737,773	$(6,894,707)	$9,137,154
Weighted average shares outstanding	2,969,814	2,581,021	2,920,135	2,581,021
Basic and diluted net (decrease) increase in net assets from operations per share	$(2.60)	$3.00	$(2.36)	$3.54

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Net assets at beginning of period	$65,311,253	$61,569,339	$65,332,520	$60,815,213
Net investment income (loss)	2,478,234	(517,195)	3,696,349	322,390
Net realized gain on sales and dispositions of investments	—	428,108	925,332	3,878,200
Net change in unrealized appreciation/depreciation on investments	(10,214,388)	7,826,860	(11,516,388)	4,936,564
Net (decrease) increase in net assets from operations	(7,736,154)	7,737,773	(6,894,707)	9,137,154
Declaration of dividend	(861,145)	(748,496)	(1,723,859)	(1,393,751)
Net assets at end of period	$56,713,954	$68,558,616	$56,713,954	$68,558,616

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(6,894,707)	$9,137,154
Adjustments to reconcile net increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(409,755)	(10,945,497)
Proceeds from sale of portfolio investments	955,357	7,219,550
Proceeds from loan repayments	8,490,868	3,356,760
Net realized gain on sales and dispositions of portfolio investments	(925,332)	(3,878,200)
Change in unrealized appreciation/depreciation on investments	11,610,598	(4,888,730)
Deferred income tax benefit	(109,277)	(134,874)
Amortization	12,500	12,500
Original issue discount amortization	(29,004)	(14,004)
Non-cash conversion of debenture interest	(1,223,945)	(795,134)
Non-cash conversion of loan modification fee	(15,000)	—
Change in interest receivable allowance	25,337	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	81,930	(272,017)
Increase in other assets	(46,045)	(407,542)
Increase in prepaid income taxes	(15,330)	(21,994)
Decrease in accounts payable and accrued expenses	(53,968)	(37,158)
Decrease in due to investment adviser	(1,673,346)	(656,625)
(Decrease) increase in capital gains incentive fees payable	(1,565,000)	1,753,300
(Decrease) increase in deferred revenue	(138,956)	14,167
Total adjustments	14,971,632	(9,695,498)
Net cash provided by (used in) operating activities	8,076,925	(558,344)
Cash flows from financing activities:
Net (repayment of) proceeds from line of credit	(600,000)	950,000
Payment of cash dividend	(3,891,917)	(1,393,751)
Net cash used in financing activities	(4,491,917)	(443,751)
Net increase (decrease) in cash	3,585,008	(1,002,095)
Cash:
Beginning of period	834,805	3,295,321
End of period	$4,419,813	$2,293,226

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 13.5% of net assets: (g) (j)
Caitec, Inc. (e)(l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through June 30, 2025, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20	4%	2,399,639	2,399,639	8.5%
	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note modified to 14% PIK through June 30, 2025, thereafter 12% (+2% PIK), due June 1, 2026.	11/6/20		2,399,639	2,399,639
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			5,171,800	4,799,278
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement education	$1,500,000 Secured Note at 12% (1% PIK) due September 30, 2025.	11/1/19	<1%	1,447,463	1,447,463	2.6%
software providing core aligned physical	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
activity breaks. (Software)	Total GoNoodle			1,447,501	1,447,501
www.gonoodle.com
Lumious (Tech 2000, Inc.) (p) Herndon, VA. Develops and delivers IT	$850,000 Replacement Term Note at 14% due December 1, 2025.	11/16/18	0%	789,944	600,000	1.1%
training. (Software)
www.t2000inc.com
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	3%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	2%	1,193,697	700,000	1.2%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
Subtotal Non-Control/Non-Affiliate Investments				$9,912,772	$7,646,779
Affiliate Investments – 75.3% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 10%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.1%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing)
www.appliedimage.com
Autotality (formerly Filterworks Acquisition USA, LLC) (l)(m)(p)	$2,283,702 Amended Term Note at 12% (+2% PIK) due March 31, 2026.	11/18/19	8%	3,002,323	3,002,323	5.3%
Deerfield Beach, FL. Provides spray booth	626.2 shares Class A-1 Units.	6/3/22		626,243	—
equipment, frame repair machines and paint	417.7 shares Class A-0 Units.	9/30/22		139,232	—
booth filter services for collision shops.	Total Autotality			3,767,798	3,002,323
(Automotive)
www.autotality.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
BMP Food Service Supply Holdco, LLC (e)(l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$7,035,000 Second Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through December 31, 2025, thereafter 12%, and $2,215,000 in principal amount at 16% PIK through December 31, 2025, thereafter 16%, due November 22, 2027.	11/22/22	15%	6,973,057	6,973,057	12.3%
	15.4% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			7,470,676	6,973,057
BMP Swanson Holdco, LLC (m)(p) Plano, TX. Designs, installs, and maintains	$1,600,000 Term Note at 12% due May 31, 2028.	3/4/21	9%	1,700,115	1,700,115	4.3%
a variety of fire protection systems. (Professional and Business Services)	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
www.swansonfire.com	Total BMP Swanson			1,933,448	2,450,115
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.4%
fishing and pleasure boats. (Manufacturing)	6.62% Premium Preferred Interest.	4/29/25		34,755	34,755
www.carolinaskiff.com	Total Carolina Skiff			49,755	800,000
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	6.9%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		509,730	509,730
(Professional and Business Services)	Total FCM Industries			3,889,730	3,889,730
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,239,267	3,239,267	6.8%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,239,267	3,839,267
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (m)(p)	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,372,069	3,372,069	8.6%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,500,000
controlled expansion alloys, electronic grade	Total EFINEA			4,383,834	4,872,069
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (l)(m)(p)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,518,936	2,518,936	5.3%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	500,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,893,936	3,018,936
www.mobileivnurses.com
Mountain Regional Equipment Solutions (e)(l)(m)(p) Salt Lake City, UT. Provider of maintenance,	$3,000,000 Term Note at 14% PIK through June 30, 2025, thereafter 14%, due January 16, 2029.	1/16/24	7%	3,191,352	2,000,000	3.5%
safety, fluid transfer, and custom fabrication	37,991 Common Units.	1/16/24		204,545	—
products. (Distribution)	Warrant for 4% Membership Interest.	1/16/24		60,000	—
www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,455,897	2,000,000

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Seybert’s Billiards Corporation d/b/a The Rack Group (h)(l)(p) Coldwater, MI. Billiard supplies. (Consumer Product) www.seyberts.com	$6,099,131 Fourth Amended and Restated Term Note: $4,299,131 in principal amount at 12% (+2% PIK) through January 19, 2026, thereafter 14%, and $1,800,000 in principal amount at 14%, due January 19, 2027.	11/22/21	8%	6,146,184	6,146,184	14.3%
	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
	$1,435,435 Term Note at 12% (+2% PIK) through January 19, 2026, thereafter 14%, due January 19, 2027.	1/19/21		1,475,794	1,475,794
	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
	5.82 Common shares.	10/24/22		194,000	400,000
	Total Seybert’s			7,865,978	8,121,978
Tilson Technology Management, Inc. (e)(p)	120,000 Series B Preferred.	1/20/15	8%	600,000	—	3.5%
Portland, ME. Provides network deployment	21,391 Series C Preferred.	9/28/16		200,000	—
construction and information system services	70,176 Series D Preferred.	9/29/17		800,000	—
management for cellular, fiber optic and	15,385 Series E Preferred.	3/15/19		500,012	—
wireless systems providers. Its affiliated	23,077 Series F Preferred.	6/15/20		750,003	—
entity, SQF, LLC is a CLEC supporting	211,567 A-1 Units of SQF Holdco LLC.	3/15/19		—	1,000,000
small cell 5G deployment. (Professional and Business Services)	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,000,000
www.tilsontech.com	Total Tilson			3,100,015	2,000,000
Subtotal Affiliate Investments				$44,800,334	$42,717,475
Control Investments - 3.5% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,619,220	1,415,814	3.5%
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	584,186
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	2,000,000
Subtotal Control Investments				$6,563,940	$2,000,000
TOTAL INVESTMENTS – 92.3%				$61,277,046	$52,364,254
OTHER ASSETS IN EXCESS OF LIABILITIES - 7.7%					4,349,700
NET ASSETS – 100%					$56,713,954

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At June 30, 2025, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At June 30, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of June 30, 2025, the total cost of investment securities was approximately $61.3 million. Net unrealized depreciation was approximately ($8.9) million, which was comprised of $3.9 million of unrealized appreciation of investment securities and ($12.8) million of unrealized depreciation of investment securities. At June 30, 2025, the aggregate gross unrealized gain for federal income tax purposes was $2.0 million and the aggregate gross unrealized loss for federal income tax purposes was ($10.9) million. The net unrealized loss for federal income tax purposes was ($8.9) million based on a tax cost of $61.7 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at June 30, 2025.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of June 30, 2025.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(602,154)	$375,000	$—	$1,415,814	$—	$18,011
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(272,846)	—	—	584,186	—	4,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(875,000)	375,000	—	2,000,000	—	22,011
	Total Control Investments	$2,500,000	$(875,000)	$375,000	$—	$2,000,000	$—	$22,011
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 10%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$91,038
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	91,038
Autotality (formerly Filterworks	$2,283,702 Amended Term Note at 12% (+2% PIK) due March 31, 2026.	2,928,648	—	73,675	—	3,002,323	—	208,217
Acquisition USA,	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
LLC)	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	73,675	—	3,002,323	—	208,217
BMP Food Service Supply Holdco, LLC	$7,035,000 Second Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through December 31, 2025, thereafter 12%, and $2,215,000 in principal amount at 16% PIK through December 31, 2025, thereafter 16%, due November 22, 2027.	6,538,026	—	435,031	—	6,973,057	—	449,682
	15.4% Preferred Interest.	497,619	(497,619)	—	—	—	—	—
	Total FSS	7,035,645	(497,619)	435,031	—	6,973,057	—	449,682
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 12% due May 31, 2028.	1,700,115	—	—	—	1,700,115	—	105,906
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	—	—	2,450,115	—	105,906
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	(442,755)	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	34,755	—	34,755	—	—
	Total Carolina Skiff	1,208,000	(442,755)	34,755	—	800,000	—	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	228,520
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	484,837	24,893	—	509,730	—	24,893
	Total FCM	3,380,000	484,837	24,893	—	3,889,730	—	253,413
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,175,091	—	64,176	—	3,239,267	—	262,703
	1,000,000 Class A Units.	600,000	—	—	—	600,000	—	—
	Total All About People	3,775,091	—	64,176	—	3,839,267	—	262,703
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% due April 4, 2028.	3,372,069	—	—	—	3,372,069	—	210,024
LLC	75.3 Class B Preferred Units.	1,011,765	488,235	—	—	1,500,000	—	—
	Total EFINEA	4,383,834	488,235	—	—	4,872,069	—	210,024
Microcision LLC	Membership Interest Purchase Warrant for 5%	—	—	—	—	—	55,357	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,506,319	—	12,617	—	2,518,936	—	195,983
	6,375 Class A Common Units.	375,000	125,000	—	—	500,000	—	—
	Total Mobile IV Nurses	2,881,319	125,000	12,617	—	3,018,936	—	195,983
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14% PIK through June 30, 2025, thereafter 14%, due January 16, 2029.	—	(739,352)	2,739,352	—	2,000,000	—	245,352
	37,991 Common Units.
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	—	(739,352)	2,739,352	—	2,000,000	—	245,352
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January, 19, 2028.	1,702,705	—	22,445	(1,725,150)	—	—	121,261
	Warrant for 10% Membership Interest.	750,000	(720,000)	—	(30,000)	—	870,000	—
	Total Pressure Pro	2,452,705	(720,000)	22,445	(1,755,150)	—	870,000	121,261
Seybert’s Billiards Corporation	$6,099,131 Fourth Amended and Restated Term Note: $4,299,131 in principal amount at 12% (+2% PIK) through January 19, 2026, thereafter 14%, and $1,800,000 in principal amount at 14%, due January 19, 2027.	6,167,723	—	46,482	(68,021)	6,146,184	—	466,020
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) through January 19, 2026, thereafter 14%, due January 19, 2027.	1,511,064	—	17,701	(52,971)	1,475,794	—	112,695
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	5.82 Common shares.	194,000	206,000	—	—	400,000	—	—
	Total Seybert’s	7,922,787	256,000	64,183	(120,992)	8,121,978	—	578,715
Tilson Technology	120,000 Series B Preferred.	4,560,000	(4,560,000)	—	—	—	—	13,125
Management, Inc.	21,391 Series C Preferred.	813,000	(813,000)	—	—	—	—	—
	70,176 Series D Preferred.	2,666,000	(2,666,000)	—	—	—	—	—
	15,385 Series E Preferred.	584,000	(584,000)	—	—	—	—	—
	23,077 Series F Preferred.	877,000	(877,000)	—	—	—	—	—
	211,567 A-1 Units of SQF Holdco LLC.	1,000,000	—	—	—	1,000,000	—	—
	250 Class D-1 Units of SQF Holdco LLC.	1,000,000	—	—	—	1,000,000	—	—
	Total Tilson	11,500,000	(9,500,000)	—	—	2,000,000	—	13,125
	Total Affiliate Investments	$51,668,144	$(10,545,654)	$3,471,127	$(1,876,142)	$42,717,475	$925,357	$2,735,419
	Total Control and Affiliate Investments	$54,168,144	$(11,420,654)	$3,846,127	$(1,876,142)	$44,717,475	$925,357	$2,757,430

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2025 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2025
Professional and Business Services	36.6%
Consumer Product	24.9
Distribution	13.1
Manufacturing	8.7
Health and Wellness	5.8
Automotive	5.7
Software	5.2
Total Investments	100%

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at June 30, 2025. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the Corporation’s investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2024 and is currently scheduled to expire on December 31, 2025. In addition, the term of the Corporation’s administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2024 and is currently scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

The Board declared the following quarterly cash dividends during the six months ended June 30, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025
2nd	$0.29	May 30, 2025	June 13, 2025

On December 5, 2024, the Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of common stock on January 24, 2025 to shareholders of record as of December 16, 2024. The portion of the dividend paid using common stock increased the number of issued and outstanding shares of common stock from 2,581,021 shares to 2,969,814 shares as of January 24, 2025.

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at June 30, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

The accompanying consolidated financial statements describe the operations of Rand and its wholly-owned subsidiaries, Rand Capital Sub, LLC (“Rand Sub”) and the Blocker Corps (collectively, the “Corporation”).

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by the Board. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation’s equity securities in the underlying portfolio company have also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period.

Qualifying Assets - As of June 30, 2025, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of June 30, 2025. There was no reserve for possible losses of interest receivable as of December 31, 2024.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans which are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2025, the Corporation’s debt investment in ITA Acquisition, LLC (ITA) was on non-accrual status with a cost of $5.4 million and fair value of $2.0 million, which represented 8.9% and 3.8% of the investment portfolio, respectively. As of December 31, 2024, none of the Corporation’s investments were on non-accrual status. For the six months ended June 30, 2025 and 2024, 33.9% and 18.9%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

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

Supplemental Cash Flow Information - Net income taxes paid during the six months ended June 30, 2025 and 2024 were $17,343 and $110,374, respectively. Interest paid during the six months ended June 30, 2025 and 2024 was $54,401 and $784,090, respectively. The Corporation converted $1,223,945 and $795,134 of interest receivable into investments during the six months ended June 30, 2025 and 2024, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2025 and December 31, 2024, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 23, 2025, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 23, 2026, and replaces the share repurchase authorization that was previously approved by the Board in May 2024. No shares of Rand's common stock were repurchased by the Corporation during the six months ended June 30, 2025 or the six months ended June 30, 2024.

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

Accordingly, as of June 30, 2025 and December 31, 2024, the valuation allowance against the Corporation’s U.S. federal deferred tax assets was $363,471.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2025 or December 31, 2024.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the six months ended June 30, 2025 or 2024.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the six months ended June 30, 2025. The Corporation incurred $720 in interest expense related to income tax liabilities during the six months ended June 30, 2024.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2025
Seybert’s Billiards Corporation (Seybert’s)	16%
BMP Food Service Supply Holdco, LLC (FSS)	13%
Inter-National Alloys LLC (EFINEA)	9%
Caitec, Inc. (Caitec)	9%
FCM Industries Holdco LLC (First Coast Mulch)	7%

December 31, 2024
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s	11%
FSS	10%
Mattison Avenue Holdings LLC (Mattison)	8%
Caitec	6%

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

At June 30, 2025 and December 31, 2024, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at June 30, 2025 or December 31, 2024.

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

The valuation may be reduced if a portfolio company’s performance and potential have deteriorated significantly. If the factors that led to a reduction in valuation are overcome, the valuation may be adjusted accordingly.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$—	$—	$700,000	$100,038	$800,038
Non-Control/Non-Affiliate Loan and Debt	4,799,278	2,047,463	—	—	6,846,741
Total Non-Control/Non-Affiliate	$4,799,278	$2,047,463	$700,000	$100,038	$7,646,779
Affiliate Equity	$6,650,000	$—	$—	$—	$6,650,000
Affiliate Loan and Debt	34,317,475	—	—	1,750,000	36,067,475
Total Affiliate	$40,967,475	$—	$—	$1,750,000	$42,717,475
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	2,000,000	—	—	2,000,000
Total Control	$—	$2,000,000	$—	$—	$2,000,000
Total Level 3 Investments	$45,766,753	$4,047,463	$700,000	$1,850,038	$52,364,254

Range	4X - 11X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.7X	1X	3.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at June 30, 2025:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$4,300,115	$—	$—	$4,300,115
Debt investments	40,614,101	—	—	40,614,101
Equity investments	7,450,038	—	—	7,450,038
Total	$52,364,254	$—	$—	$52,364,254

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2024:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,037,873	$—	$—	$15,037,873
Debt investments	38,043,721	—	—	38,043,721
Equity investments	17,736,447	—	—	17,736,447
Total	$70,818,041	$—	$—	$70,818,041

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized (losses) gains included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Total realized gains, net	—	—	925,332	925,332
Unrealized (losses) gains included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(497,619)	(497,619)
Carolina Skiff LLC (Carolina Skiff)	—	—	(442,755)	(442,755)
FCM Industries Holdco LLC (First Coast Mulch)	—	484,837	—	484,837
Inter-National Electronic Alloys LLC (EFINEA)	—	—	488,235	488,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Lumious	(189,944)	—	—	(189,944)
Mobile RN Holdings LLC (Mobile IV Nurses)	—	—	125,000	125,000
Mountain Regional Equipment Solutions (MRES)	—	(739,352)	—	(739,352)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Tilson Technology Management, Inc. (Tilson)	—	—	(9,500,000)	(9,500,000)
Total unrealized losses, net	(1,064,944)	(254,515)	(10,291,139)	(11,610,598)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	73,675	—	73,675
Caitec, Inc. (Caitec)	324,366	—	—	324,366
Carolina Skiff	—	—	34,755	34,755
First Coast Mulch	—	24,893	—	24,893
FSS	—	435,031	—	435,031
GoNoodle, Inc. (GoNoodle)	—	7,211	—	7,211
Highland All About People Holdings, Inc. (All About People)	—	64,176	—	64,176
ITA	375,000	—	—	375,000
Mobile IV Nurses	—	12,617	—	12,617
MRES	—	239,352	—	239,352
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	64,183	—	64,183
Total purchases of securities/changes to securities/non-cash conversions	699,366	943,583	34,755	1,677,704
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Seybert's	—	(120,992)	—	(120,992)
Total repayments and sales of securities	(5,572,902)	(2,917,966)	(955,357)	(9,446,225)
Transfers within Level 3	(4,799,278)	4,799,278	—	—
Ending balance June 30, 2025, of Level 3 Assets	$4,300,115	$40,614,101	$7,450,038	$52,364,254
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(10,890,598)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the six months ended June 30, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized losses, net	—	—	(831,891)	(831,891)
Unrealized gains (losses) included in net change in net assets from operations:
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(196,226)	(196,226)
Knoa	—	—	1,129,155	1,129,155
Pressure Pro, Inc. (Pressure Pro)	—	—	470,000	470,000
SciAps, Inc. (SciAps)	—	—	5,586,016	5,586,016
Tilson	—	—	1,761,000	1,761,000
Total unrealized gains, net	—	—	8,749,945	8,749,945
Purchases of securities/changes to securities/non-cash conversions:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	107,619	107,619
Caitec, Inc. (Caitec)	283,170	—	—	283,170
FCM Industries Holdco LLC (First Coast Mulch)	—	22,623	—	22,623
Filterworks	—	102,396	—	102,396
GoNoodle, Inc. (GoNoodle)	—	7,139	—	7,139
HDI Acquisition LLC (Hilton Displays)	—	10,646	—	10,646
Highland All About People Holdings, Inc. (All About People)	—	61,973	—	61,973
Inter-National Electronic Alloys LLC (INEA)	—	25,392	—	25,392
ITA Acquisition, LLC (ITA)	449,086	—	—	449,086
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
Mountain Regional Equipment Solutions (MRES)	—	2,946,000	264,545	3,210,545
Pressure Pro	—	37,637	—	37,637
Seybert’s Billiards Corporation (Seybert’s)	—	1,863,507	—	1,863,507
Total purchases of securities/changes to securities/non-cash conversions	6,305,158	5,077,313	372,164	11,754,635
Repayments and sales of securities:
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sales of securities	(1,894,470)	(1,462,290)	(397,264)	(3,754,024)
Ending balance June 30, 2024, of Level 3 Assets	$16,828,665	$40,476,548	$28,429,514	$85,734,727
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$7,620,790

Note 4. OTHER ASSETS

At June 30, 2025 and December 31, 2024, other assets was comprised of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$79,076	$16,977
Deferred financing fees, net	50,000	62,500
Accounts receivable	20,000	22,929
Dividends receivable	—	13,125
Total other assets	$149,076	$115,531

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2025 or December 31, 2024.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of June 30, 2025, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $20.2 million at June 30, 2025.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At June 30, 2025, the Corporation’s applicable interest rate was 7.95%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the three and six months ended June 30, 2025 was $19,167 and $37,457, respectively. The unused commitment fee related to the Credit Facility during the three and six months ended June 30, 2024 was $6,157 and $9,616, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of June 30, 2025, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at June 30, 2025 and December 31, 2024 was $0 and $600,000, respectively. The unamortized closing fee was $50,000 and $62,500 as of June 30, 2025 and December 31, 2024, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2025 was $6,250 and $12,500, respectively. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2024 was $6,250 and $12,500, respectively.

For the three and six months ended June 30, 2025 and 2024, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Average debt outstanding	$—	$16,987,912	$301,657	$17,132,143
Weighted average interest rate	N/A	8.99%	7.88%	8.91%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and six months ended June 30, 2025 and 2024, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$2,522,583	$65,311,253
Payment of dividend	—	—	—	—	(861,145)	(861,145)
Net decrease in net assets from operations	—	—	—	—	(7,736,154)	(7,736,154)
June 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$7,069,882	$61,569,339
Payment of dividend	—	—	—	—	(748,496)	(748,496)
Net increase in net assets from operations	—	—	—	—	7,737,773	7,737,773
June 30, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$14,059,159	$68,558,616

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(1,722,391)	(1,723,859)
Net decrease in net assets from operations	—	—	—	—	(6,894,707)	(6,894,707)
June 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	—	(1,393,751)	(1,393,751)
Net increase in net assets from operations	—	—	—	—	9,137,154	9,137,154
June 30, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$14,059,159	$68,558,616

Note 8. RELATED PARTY TRANSACTIONS

Investment Management Agreement

Concurrent with the Closing, RCM, a registered investment adviser, was retained by the Corporation as its external investment adviser and administrator, which resulted in Daniel Penberthy, the Corporation’s President and Chief Executive Officer, and Margaret Brechtel, the Corporation’s Executive Vice President, Treasurer, Chief Financial Officer and Secretary, serving as officers and employees of RCM. Under the Investment Management Agreement, the Corporation pays RCM, as compensation for the investment advisory and management services, fees consisting of two components: (i) the Base Management Fee and (ii) the Incentive Fee.

At June 30, 2025 and December 31, 2024, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line on the Consolidated Statements of Financial Position:

	June 30, 2025	December 31, 2024
Base Management Fee payable	$217,649	$277,628
Income Based Incentive Fees payable	291,851	178,218
Capital Gains Fee payable	—	1,727,000
Total due to investment adviser	$509,500	$2,182,846

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and six months ended June 30, 2025, the Base Management Fee was $217,649 and $469,857, respectively. For the three and six months ended June 30, 2024, the Base Management Fee was $322,672 and $625,267, respectively. As of June 30, 2025 and December 31, 2024, the Corporation had $217,649 and $277,628, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line on the Corporation's Consolidated Statements of Financial Position.

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

For the three and six months ended June 30, 2025, the Income Based Fees earned under the Investment Management Agreement were $0 and $119,673, respectively. For the three and six months ended June 30, 2024, there were no Income Based Fees earned under the Investment Management Agreement. As of June 30, 2025, the cumulative accrued Income Based Fees was $291,851, and based upon the Accrued Unpaid Income received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2024, cumulative accrued Income Based Fees payable was $178,218.

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

As of June 30, 2025, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2025.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses. At June 30, 2025, no fee would be due based on net portfolio depreciation. At December 31, 2024, there was an accrual of $3,292,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $1,727,000 and $1,565,000 that would be due based on net portfolio appreciation at December 31, 2024. The $1,727,000 capital gains fee payable was recorded in the line item “Due to investment adviser” on the Consolidated Statement of Financial Position at December 31, 2024, and was paid to RCM during the six months ended June 30, 2025. For the three and six months ended June 30, 2025, the capital gains incentive fee benefit was ($1,490,000) and ($1,565,000), respectively. For the three and six months ended June 30, 2024, the capital gains incentive fee expense was $1,641,000 and $1,753,300, respectively.

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

For the three and six months ended June 30, 2025, the Corporation recorded administrative fees of $50,250 and $99,000, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement. For the three and six months ended June 30, 2024, the Corporation recorded administrative fees of $40,000 and $78,167, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Six months ended June 30, 2025 (Unaudited)*	Six months ended June 30, 2024 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	25.31	23.56
Income from operations:
Net investment income	1.24	0.13
Net realized gain on sales and dispositions of investments	0.31	1.50
Net change in unrealized appreciation/depreciation on investments	(3.88)	1.91
(Decrease) increase in net assets from operations	(2.32)	3.54
Payment of cash dividend	(0.58)	(0.54)
Effect of stock dividend	(3.31)	—
(Decrease) increase in net assets per share	(6.21)	3.00
Net asset value, end of period	$19.10	$26.56
Per share market price, end of period	$16.12	$15.22
Total return based on market value (2)	(13.25)%	21.32%
Total return based on net asset value (3)	(22.26)%	15.02%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	(0.24)%	12.00%
Ratio of expenses including income taxes to average net assets (4)	(0.28)%	11.85%
Ratio of net investment income to average net assets (4)	12.11%	1.00%
Portfolio turnover	0.67%	13.33%
Debt/equity ratio	—%	25.09%
Net assets, end of period	$56,713,954	$68,558,616
Total amount of senior securities outstanding, exclusive of treasury securities	$-	$17,200,000
Asset coverage per unit (5)	N/A	498.6%

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
(5)
Asset coverage per unit is the ratio of the carrying value of the Corporation’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

* Amounts are rounded.

The Corporation’s interim period results could fluctuate as a result of a number of factors; therefore results for any interim period should not be relied upon as being indicative of performance for the full year or in future periods.

Note 10. SUBSEQUENT EVENT

Subsequent to the quarter end, on July 28, 2025, Rand’s Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about September 12, 2025 to shareholders of record as of August 29, 2025.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2025; and statements regarding our compliance with the RIC requirements as of June 30, 2025; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, RCM, a registered investment advisor, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2024 and is currently scheduled to expire on December 31, 2025. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2024 and is currently scheduled to expire on December 31, 2025. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2025 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of June 30, 2025, we had no senior securities outstanding and, as a result, our asset coverage ratio for senior securities as of June 30, 2025 is incalculable. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2025, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following quarterly cash dividends during the six months ended June 30, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025
2nd	$0.29	May 30, 2025	June 13, 2025

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

During the second quarter, the valuation of our investment in Tilson Technology Management, Inc. (Tilson) was reduced to $0 after it filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. Additional information regarding the Tilson Technologies bankruptcy can be found in our Current Report on Form 8-K filed on May 30, 2025. We are monitoring the bankruptcy process through the court’s website. At March 31, 2025, our investment in Tilson had an aggregate cost basis of $2,850,015 and an aggregate fair value of $9,500,000. Our investment in Tilson represented approximately 14.5% of our net assets as of March 31, 2025 and approximately 15.3% of our total investments at fair value as of March 31, 2025.

We also separately own 211,567 Class A-1 units and 250 Class D-1 units of SQF Holdco LLC (“SQF”), which is a separate company from Tilson Technology and is not part of the Tilson Chapter 11 Proceedings. As of June 30, 2025, our investment in SQF had an aggregate cost basis of $250,000 and an aggregate fair value of $2,000,000.

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

Financial Condition

Overview:

	June 30, 2025	December 31, 2024	Decrease	% Decrease
Total assets	$57,639,539	$72,457,433	$(14,817,894)	(20.5)%
Total liabilities	925,585	7,124,913	(6,199,328)	(87.0)%
Net assets	$56,713,954	$65,332,520	$(8,618,566)	(13.2)%

Net asset value per share (NAV) was $19.10 at June 30, 2025 and $25.31 at December 31, 2024.

Cash approximated 7.8% of net assets at June 30, 2025, as compared to 1.3% of net assets at December 31, 2024.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at June 30, 2025. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	June 30, 2025	December 31, 2024	Decrease	% Decrease
Investments, at cost	$61,277,046	$68,120,235	$(6,843,189)	(10.0)%
Unrealized (depreciation) appreciation, net	(8,912,792)	2,697,806	(11,610,598)	(430.4)%
Investments, at fair value	$52,364,254	$70,818,041	$(18,453,787)	(26.1)%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 92% of net assets at June 30, 2025 as compared to approximately 108% of net assets at December 31, 2024.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. In the past, we have also invested in publicly traded shares of other business development companies that provided income through dividends and had more liquidity than our private company equity investments, but did not own any such shares of other business development companies as of June 30, 2025.

The change in investments during the six months ended June 30, 2025, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
ITA Acquisition, LLC (ITA)	$375,000
Carolina Skiff LLC (Carolina Skiff)	34,755
Total of new investments	409,755
Other changes to investments:
BMP Food Service Supply Holdco, LLC (FSS) interest conversion	435,031
Caitec, Inc. (Caitec) interest conversion	324,366
Mountain Regional Equipment Solutions (MRES) interest conversion, fee conversion and OID amortization	239,352
Autotality (formerly Filterworks Acquisition USA, LLC) interest conversion	73,675
Seybert’s Billiards Corporation (Seybert’s) OID amortization and interest conversion	64,183
Highland All About People Holdings, Inc. (All About People) interest conversion	64,176
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	24,893
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	22,445
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	12,617
GoNoodle, Inc. (GoNoodle) interest conversion	7,211
Total of other changes to investments	1,267,949
Investments repaid, sold, liquidated or converted:
GoNoodle warrant expiration	(25)
Pressure Pro warrant sale	(30,000)
Seybert’s debt repayment	(120,992)
HDI Acquisition LLC (Hilton) debt repayment	(1,071,824)
Pressure Pro debt repayment	(1,725,150)
Mattison Avenue Holdings LLC (Mattison) debt repayment	(5,572,902)
Total of investments repaid, sold, liquidated or converted	(8,520,893)
Net change in investments, at cost	$(6,843,189)

Results of Operations

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024:

Investment Income

	Three months ended June 30, 2025	Three months ended June 30, 2024	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,514,562	$1,995,227	$(480,665)	(24.1)%
Interest from other investments	36,556	144	36,412	25286.1%
Dividend and other investment income	—	73,175	(73,175)	(100.0)%
Fee income	51,179	67,603	(16,424)	(24.3)%
Total investment income	$1,602,297	$2,136,149	$(533,852)	(25.0)%

The total investment income during the three months ended June 30, 2025 was received from 14 portfolio companies. For the three months ended June 30, 2024, total investment income was received from 22 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 24% lower during the three months ended June 30, 2025 versus the same period in 2024 due to the fact that several interest yielding investments were repaid during the last year and new debt instruments were not originated in replacement. The proceeds were used to repay outstanding borrowed amounts under the Credit Facility. Debt instruments were repaid by Hilton, Mattison, Nailbiter, Inc. (Nailbiter), Pressure Pro, and SciAps, Inc. (SciAps).

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the three months ended June 30, 2025 and 2024, 37.4% and 21.8%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended June 30, 2025 versus the same period in 2024.

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

	Three months ended June 30, 2025	Three months ended June 30, 2024
FS KKR Capital Corp. (FS KKR)	$—	$36,000
PennantPark Investment Corporation (Pennantpark)	—	13,650
Tilson	—	13,125
Barings BDC, Inc. (Barings)	—	10,400
Total dividend and other investment income	$—	$73,175

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

The income associated with the amortization of financing fees was $51,179 and $52,803 for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2024, we recognized a prepayment fee of $14,800 from our investment in Pressure Pro.

Expenses

	Three months ended June 30, 2025	Three months ended June 30, 2024	Decrease	% Decrease
Total (benefits) expenses	$(864,159)	$2,652,782	$(3,516,941)	(132.6)%

The decrease in total expenses during the three months ended June 30, 2025 versus the same period in 2024 was primarily due to a $3,131,000 decrease in the capital gains incentive fee expense, a $367,755 decrease in interest expense, and a $105,023 decrease in base management fees payable to RCM.

The capital gains incentive fee benefit during the three months ended June 30, 2025 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The decrease in expense during the three months ended June 30, 2025 is attributable to a net increase in net unrealized depreciation during the quarter, which was primarily the result of the writedown of the valuation of our investment in Tilson by $9,500,000.

The decrease in interest expense resulted from lower average outstanding debt balances under the Credit Facility during the three months ended June 30, 2025 versus the same period in 2024. Interest expense for the three months ended June 30, 2025 and 2024 was $25,417 and $393,172, respectively.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid, the base management fee payable to RCM will decrease accordingly. The base management fee for the three months ended June 30, 2025 and 2024 was $217,649 and $322,672, respectively.

Net Investment Income (Loss)

The excess of investment income over total expenses, including income taxes, represents net investment income (loss). The net investment income (loss) for the three months ended June 30, 2025 and 2024 was $2,478,234 and ($517,195), respectively.

Realized Gain on Investments

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Realized gain on investments before income taxes	$—	$428,108	$(428,108)

During the three months ended June 30, 2024, we recognized a net realized gain of $598,371 on the sale of 86,000 shares of Carlyle Secured Lending Inc. (Carlyle), a net realized gain of $484,834 on the sale of 195,000 shares of Pennantpark, and a net realized gain of $176,794 on the sale of 21,000 shares of Ares Capital Corporation (Ares). In addition, we recognized a realized gain of $397,264 from proceeds received from Tilson following a partial sale of certain SQF assets.

During the three months ended June 30, 2024, we liquidated our investment in Knoa Software, Inc. (Knoa), which was previously valued at $0, and recognized a realized loss of ($1,229,155).

Change in Unrealized (Depreciation) Appreciation of Investments

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(10,312,214)	$7,779,026	$(18,091,240)

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended June 30, 2025, was comprised of the following:

Three months ended June 30, 2025
First Coast Mulch	$484,837
Inter-National Electronic Alloys LLC (EFINEA)	200,000
Mobile IV Nurses	125,000
Lumious	(189,944)
FSS	(250,000)
Carolina Skiff	(442,755)
MRES	(739,352)
Tilson	(9,500,000)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(10,312,214)

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA, First Coast Mulch, and Mobile IV Nurses after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the three months ended June 30, 2025, the valuation of our investments in Carolina Skiff, FSS, Lumious, and MRES were decreased after a review of their operations and financial condition.

The valuation of our investment in Tilson was reduced to zero after it filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. See “Overview” and our Current Report on Form 8-K filed on May 30, 2025 for additional information regarding the Tilson bankruptcy.

All of the valuation adjustments resulted from a determination of fair value in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended June 30, 2024, was comprised of the following:

Three months ended June 30, 2024
SciAps	$5,586,016
Tilson	1,761,000
Knoa	1,229,155
Pressure Pro	470,000
FS KKR	31,680
Barings	17,200
Ares	(170,080)
Autotality	(196,226)
Pennantpark	(449,388)
Carlyle	(500,331)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$7,779,026

Barings and FS KKR are publicly traded stocks, and as such, were marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investments in Ares, Carlyle, Knoa and Pennantpark during the three months ended June 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in SciAps, Tilson and Pressure Pro after a financial analysis of each of the portfolio companies indicating continued improved performance.

Following the end of the second quarter of 2024, SciAps announced that it had entered into a definitive purchase agreement to be acquired by a United Kingdom based buyer for total consideration of up to $260 million, comprising of an up-front consideration payable at closing of $200 million, less standard closing adjustments, and the transaction was subject to customary closing conditions and regulatory approvals, with closing occurring later in calendar year 2024.

The valuation of our investment in Autotality, during the three months ended June 30, 2024, was decreased after a review of their operations and financial condition.

All of the valuation adjustments resulted from a determination of fair value in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the three months ended June 30, 2025 and 2024 was ($7,736,154) and $7,737,773, respectively.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024:

Investment Income

	Six months ended June 30, 2025	Six months ended June 30, 2024	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$3,191,728	$3,808,875	$(617,147)	(16.2)%
Interest from other investments	46,939	2,058	44,881	2180.8%
Dividend and other investment income	13,125	225,010	(211,885)	(94.2)%
Fee income	358,409	167,425	190,984	114.1%
Total investment income	$3,610,201	$4,203,368	$(593,167)	(14.1)%

The total investment income during the six months ended June 30, 2025 was received from 17 portfolio companies. For the six months ended June 30, 2024, total investment income was received from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 16% lower during the six months ended June 30, 2025 versus the same period in 2024 due to the fact that several interest yielding investments were repaid during the last year and new debt instruments were not originated in replacement. The proceeds were used to repay outstanding borrowed amounts under the Credit Facility. Debt instruments were repaid by Hilton, Mattison, Nailbiter, Pressure Pro, and SciAps.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the six months ended June 30, 2025 and 2024, 33.9% and 18.9%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the six months ended June 30, 2025 versus the same period in 2024.

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

	Six months ended June 30, 2025	Six months ended June 30, 2024
Tilson	$13,125	$26,250
FS KKR	—	72,000
Pennantpark	—	54,600
Carlyle	—	41,280
Barings	—	20,800
Ares	—	10,080
Total dividend and other investment income	$13,125	$225,010

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

The income associated with the amortization of financing fees was $138,956 and $101,834 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we recognized a prepayment fee of $167,187 from our debt investment in Mattison, a loan monitoring fee of $20,000 from our debt investment in Pressure Pro, a prepayment fee of $17,266 from our debt investment in Pressure Pro, and a loan modification fee of $15,000 from our investment in MRES.

During the six months ended June 30, 2024, we recognized prepayment fees totaling $25,782 from our investment in Pressure Pro, a loan monitoring fee of $20,000 from our investment in Pressure Pro, a loan monitoring fee of $8,814 from our investment in Mattison, a loan monitoring fee of $5,995 from our investment in Autotality, and a loan modification fee of $5,000 from our investment in Lumious.

Expenses

	Six months ended June 30, 2025	Six months ended June 30, 2024	Decrease	% Decrease
Total (benefits) expenses	$(73,094)	$3,879,638	$(3,952,732)	(101.9)%

The decrease in total expenses during the six months ended June 30, 2025 versus the same period in 2024 was primarily due to a $3,318,300 decrease in the capital gains incentive fee expense, a $721,289 decrease in interest expense, and a $155,410 decrease in base management fees payable to RCM. The decrease was partially offset by a $119,673 increase in the income based incentive fee expense.

The capital gains incentive fee benefit during the six months ended June 30, 2025 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The decrease in expense during the six months ended June 30, 2025 is attributable to a net increase in net unrealized depreciation in excess of realized capital gains during the period, which was primarily the result of the writedown of the valuation of our investment in Tilson by $9,500,000.

The decrease in interest expense resulted from lower average outstanding debt balances under the Credit Facility during the six months ended June 30, 2025 versus the same period in 2024. Interest expense for the six months ended June 30, 2025 and 2024 was $61,903 and $783,192, respectively.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid, the base management fee payable to RCM will decrease accordingly. The base management fee for the six months ended June 30, 2025 and 2024 was $469,857 and $625,267, respectively.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fee accrued during the six months ended June 30, 2025 was $119,673, and results from an increase in Pre-Incentive Fee Net Investment Income above the applicable hurdle rate during the three months ended March 31, 2025, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the six months ended June 30, 2025 and 2024 was $3,696,349 and $322,390, respectively.

Realized Gain on Investments

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Realized gain on investments before income taxes	$925,332	$3,878,200	$(2,952,868)

During the six months ended June 30, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the six months ended June 30, 2025, we recognized a gain of $58,329 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized loss of ($25) on GoNoodle when the Series C warrant expired without exercise.

During the six months ended June 30, 2024, we recognized a net realized gain of $3,450,092 on the sale of 194,934 shares of ACV Auctions, Inc. (ACV), a net realized gain of $598,371 on the sale of 86,000 shares of Carlyle, a net realized gain of $484,834 on the sale of 195,000 shares of Pennantpark, and a net realized gain of $176,794 on the sale of 21,000 shares of Ares. In addition, we recognized a realized gain of $397,264 from proceeds received from Tilson following a partial sale of certain SQF assets.

During the six months ended June 30, 2024, we liquidated our investment in Knoa, which was previously valued at $0, and recognized a realized loss of ($1,229,155).

Change in Unrealized (Depreciation) Appreciation of Investments

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(11,610,598)	$4,888,730	$(16,499,328)

The change in net unrealized (depreciation) appreciation, before income taxes, for the six months ended June 30, 2025, was comprised of the following:

Six months ended June 30, 2025
EFINEA	$488,235
First Coast Mulch	484,837
Seybert's	256,000
Mobile IV Nurses	125,000
Lumious	(189,944)
Carolina Skiff	(442,755)
FSS	(497,619)
Pressure Pro	(720,000)
MRES	(739,352)
ITA	(875,000)
Tilson	(9,500,000)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(11,610,598)

We sold our warrant investment in Pressure Pro during the six months ended June 30, 2025.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA, First Coast Mulch, Mobile IV Nurses, and Seybert’s after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the six months ended June 30, 2025, the valuation of our investments in Carolina Skiff, FSS, ITA, Lumious, and MRES were decreased after a review of their operations and financial condition.

The valuation of our investment in Tilson was reduced to zero after it filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware. See “Overview” and our Current Report on Form 8-K filed on May 30, 2025 for additional information regarding the Tilson bankruptcy.

All of the valuation adjustments resulted from a determination of fair value in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2024, was comprised of the following:

Six months ended June 30, 2024
SciAps	$5,586,016
Tilson	1,761,000
Knoa	1,129,155
Pressure Pro	470,000
Barings	46,000
FS KKR	(11,520)
Ares	(153,490)
Autotality	(196,226)
Carlyle	(386,811)
Pennantpark	(455,238)
ACV	(2,900,156)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$4,888,730

Barings and FS KKR are publicly traded stocks, and as such, were marked to market at the end of each quarter, using the closing price on the last trading day of the quarter.

We sold our investments in ACV, Ares, Carlyle, Knoa and Pennantpark during the six months ended June 30, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in SciAps, Tilson and Pressure Pro after a financial analysis of each of the portfolio companies indicating continued improved performance.

Following the end of the second quarter of 2024, SciAps announced that it had entered into a definitive purchase agreement to be acquired by a United Kingdom based buyer for total consideration of up to $260 million, comprising of an up-front consideration payable at closing of $200 million, less standard closing adjustments, and the transaction was subject to customary closing conditions and regulatory approvals, with closing occurring later in calendar year 2024.

The valuation of our investment in Autotality, during the six months ended June 30, 2024, was decreased after a review of their operations and financial condition.

All of the valuation adjustments resulted from a determination of fair value in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the six months ended June 30, 2025 and 2024 was ($6,894,707) and $9,137,154, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of June 30, 2025, our total liquidity consisted of approximately $4,420,000 in cash and approximately $20,200,000 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. There was no outstanding balance drawn on the Credit Facility at

June 30, 2025. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $20,200,000 at June 30, 2025.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At June 30, 2025, our applicable interest rate was 7.95%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at June 30, 2025. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the six months ended June 30, 2025, we experienced a net increase in cash of approximately $3,585,000, which is a net effect of approximately $8,077,000 of net cash provided by our operating activities and approximately $4,492,000 of net cash used in our financing activities.

The $8,077,000 of net cash provided by our operating activities during the six months ended June 30, 2025 resulted primarily from net investment income of approximately $3,696,000, approximately $9,446,000 from the sales of equity investments and repayments of debt investments, and an approximately $21,000 net decrease in operating assets. This was partially offset by approximately $410,000 used to fund new or follow-on portfolio company investments, approximately $1,224,000 in non-cash interest income, and an approximately $3,431,000 net decrease in operating liabilities.

Net cash used in financing activities during the six months ended June 30, 2025 was approximately $4,492,000. This is comprised of $600,000 repaid on the Credit Facility and approximately $3,892,000 in cash dividends paid to shareholders.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of June 30, 2025, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of June 30, 2025, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of June 30, 2025. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. There was no outstanding balance drawn on our Credit Facility at June 30, 2025.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$—	$—	$—
Decrease in interest rate	-	-	-

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at June 30, 2025, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2025 – 4/30/2025	—	—	—	$1,500,000
5/1/2025 – 5/31/2025	—	—	—	$1,500,000
6/1/2025 – 6/30/2025	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 4, 2025

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: August 4, 2025

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)