Form 10-Q
period 2025-09-30
RAND CAPITAL CORP
filed 2025-11-07
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,188,940, respectively)	$2,000,000	$2,500,000
Affiliate investments (cost of $37,470,374 and $42,488,804, respectively)	33,155,868	51,668,144
Non-Control/Non-Affiliate investments (cost of $9,501,053 and $19,442,491, respectively)	9,175,004	16,649,897
Total investments, at fair value (cost of $53,535,367 and $68,120,235, respectively)	44,330,872	70,818,041
Cash	9,490,747	834,805
Interest receivable (net of allowance of $25,337 and $0, respectively)	183,737	357,530
Prepaid income taxes	343,689	329,365
Deferred tax asset, net	116,889	2,161
Other assets	113,854	115,531
Total assets	$54,579,788	$72,457,433
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser	$527,225	$2,182,846
Accounts payable and accrued expenses	64,976	92,568
Line of credit (see Note 6)	—	600,000
Capital gains incentive fees	—	1,565,000
Deferred revenue	366,073	516,441
Dividend payable	—	2,168,058
Total liabilities	958,274	7,124,913
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709 at 9/30/25 and 2,648,916 at 12/31/24; shares outstanding: 2,969,814 at 9/30/25 and 2,581,021 at 12/31/24 (see Note 1)	303,771	264,892
Capital in excess of par value	64,051,504	55,419,620
Stock dividends distributable: 0 shares at 9/30/25 and 388,793 shares at 12/31/24	—	8,672,231
Treasury stock, at cost: 67,895 shares at 9/30/25 and 12/31/24	(1,566,605)	(1,566,605)
Total distributable earnings	(9,167,156)	2,542,382
Total stockholders’ equity (net assets) (per share – 9/30/25: $18.06; 12/31/24: $25.31)	53,621,514	65,332,520
Total liabilities and stockholders’ equity (net assets)	$54,579,788	$72,457,433

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Investment income:
Interest from portfolio companies:
Control investments	$13,417	$164,167	$26,396	$550,535
Affiliate investments	1,177,248	1,164,525	3,724,896	3,522,726
Non-Control/Non-Affiliate investments	234,469	616,903	865,570	1,681,209
Total interest from portfolio companies	1,425,134	1,945,595	4,616,862	5,754,470
Interest from other investments:
Non-Control/Non-Affiliate investments	73,488	113	120,427	2,171
Total interest from other investments	73,488	113	120,427	2,171
Dividend and other investment income:
Affiliate investments	—	13,125	13,125	39,375
Non-Control/Non-Affiliate investments	—	44,000	—	242,760
Total dividend and other investment income	—	57,125	13,125	282,135
Fee income:
Control investments	4,515	4,515	13,547	13,547
Affiliate investments	72,714	202,834	247,360	331,369
Non-Control/Non-Affiliate investments	3,772	8,272	178,503	38,130
Total fee income	81,001	215,621	439,410	383,046
Total investment income	1,579,623	2,218,454	5,189,824	6,421,822
Expenses:
Base management fee (see Note 8)	184,382	309,265	654,239	934,532
Income based incentive fees (see Note 8)	66,505	178,218	186,178	178,218
Capital gains incentive fees (see Note 8)	—	313,000	(1,565,000)	2,066,300
Interest expense	25,416	245,006	87,319	1,028,198
Professional fees	133,415	113,168	484,277	436,935
Stockholders and office operating	59,398	57,869	253,510	209,564
Directors' fees	66,550	66,550	196,950	196,950
Administrative fees	50,250	40,000	149,250	118,167
Insurance	8,250	10,467	31,386	33,891
Corporate development	2,037	387	6,538	10,813
Bad debt expense	—	—	38,462	—
Total expenses	596,203	1,333,930	523,109	5,213,568
Net investment income before income taxes:	983,420	884,524	4,666,715	1,208,254
Income tax benefit	(9,159)	(2,511)	(22,213)	(1,171)
Net investment income	992,579	887,035	4,688,928	1,209,425
Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	(2,850,015)	6,980,728	(1,924,658)	6,148,837
Non-Control/Non-Affiliate investments	(77,314)	249,354	(77,339)	4,959,445
Net realized (loss) gain on sales and dispositions of investments	(2,927,329)	7,230,082	(2,001,997)	11,108,282
Net change in unrealized appreciation/depreciation on investments:
Control investments	—	—	(875,000)	—
Affiliate investments	(481,647)	(5,153,166)	(11,027,301)	3,596,779
Non-Control/Non-Affiliate investments	189,944	(512,375)	—	(4,373,590)
Change in unrealized appreciation/depreciation before income taxes	(291,703)	(5,665,541)	(11,902,301)	(776,811)
Deferred income tax expense (benefit)	4,741	(184,940)	(89,469)	(232,774)
Net change in unrealized appreciation/depreciation on investments	(296,444)	(5,480,601)	(11,812,832)	(544,037)
Net realized and unrealized (loss) gain on investments	(3,223,773)	1,749,481	(13,814,829)	10,564,245
Net (decrease) increase in net assets from operations	$(2,231,194)	$2,636,516	$(9,125,901)	$11,773,670
Weighted average shares outstanding	2,969,814	2,581,021	2,936,938	2,581,021
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.75)	$1.02	$(3.11)	$4.56

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net assets at beginning of period	$56,713,954	$68,558,616	$65,332,520	$60,815,213
Net investment income	992,579	887,035	4,688,928	1,209,425
Net realized (loss) gain on sales and dispositions of investments	(2,927,329)	7,230,082	(2,001,997)	11,108,282
Net change in unrealized appreciation/depreciation on investments	(296,444)	(5,480,601)	(11,812,832)	(544,037)
Net (decrease) increase in net assets from operations	(2,231,194)	2,636,516	(9,125,901)	11,773,670
Declaration of dividend	(861,246)	(748,496)	(2,585,105)	(2,142,247)
Net assets at end of period	$53,621,514	$70,446,636	$53,621,514	$70,446,636

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(9,125,901)	$11,773,670
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by operating activities:
Investments in portfolio companies	(3,309,755)	(11,070,497)
Proceeds from sale of portfolio investments	955,357	19,404,876
Proceeds from loan repayments	16,831,276	5,446,760
Net realized loss (gain) on sales and dispositions of portfolio investments	2,001,997	(11,108,282)
Change in unrealized appreciation/depreciation on investments	11,902,301	776,811
Deferred income tax benefit	(114,728)	(328,586)
Amortization	18,750	18,750
Original issue discount amortization	(37,804)	(21,006)
Non-cash conversion of debenture interest	(1,841,203)	(1,338,517)
Non-cash conversion of loan modification fee	(15,000)	—
Change in interest receivable allowance	25,337	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	148,456	(163,647)
Increase in other assets	(17,073)	(277,653)
Increase in prepaid income taxes	(14,324)	(57,733)
Decrease in accounts payable and accrued expenses	(27,592)	(41,135)
Decrease in due to investment adviser	(1,655,621)	(491,814)
(Decrease) increase in capital gains incentive fees payable	(1,565,000)	2,066,300
Decrease in deferred revenue	(150,368)	(38,637)
Total adjustments	23,135,006	2,775,990
Net cash provided by operating activities	14,009,105	14,549,660
Cash flows from financing activities:
Net repayment of line of credit	(600,000)	(12,350,000)
Payment of cash dividend	(4,753,163)	(2,142,247)
Net cash used in financing activities	(5,353,163)	(14,492,247)
Net increase in cash	8,655,942	57,413
Cash:
Beginning of period	834,805	3,295,321
End of period	$9,490,747	$3,352,734

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 17.1% of net assets: (g) (j)
Caitec, Inc. (l)(p) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,461,942	2,461,942	9.2%
www.caitec.com	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,461,942	2,461,942
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			5,296,406	4,923,884
GoNoodle, Inc. (l)(p) Nashville, TN. Student engagement	$1,500,000 Secured Note at 12% (1% PIK) due December 31, 2025.	11/1/19	<1%	1,451,082	1,451,082	2.7%
education software providing core aligned	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
physical activity breaks. (Software)	Total GoNoodle			1,451,120	1,451,120
www.gonoodle.com
OnCore Golf Technology, Inc. (e)(p) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	100,000	0.2%
Open Exchange, Inc. (e)(p)	397,899 Series C Preferred.	11/13/13	2%	1,193,697	700,000	1.3%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (e)(p) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (e)(p)	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	3%	—	1,000,000	3.7%
Portland, ME. Develops and operates	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,000,000
innovative pole and tower solutions for 5G	Total SQF LLC			250,000	2,000,000
& wireless telecom transmission.
(Professional and Business Services)
www.vertawireless.com
Subtotal Non-Control/Non-Affiliate Investments				$9,501,053	$9,175,004
Affiliate Investments – 61.8% of net assets (g) (k)
Applied Image, Inc. (p) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 12%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.3%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing)
www.appliedimage.com
Autotality (formerly Filterworks Acquisition USA, LLC) (l)(m)(p) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Amended Term Note at 3% (+11% PIK) through December 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	11/18/19	8%	3,063,454	3,063,454	5.7%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	—
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	—
www.autotality.com	Total Autotality			3,828,929	3,063,454

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
BlackJet Direct Marketing, LLC (l)(m)(p) Mountain Top, PA. Direct mail marketing	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,251,187	2,251,187	4.7%
agency specializing in the travel/tourism,	5.55% Preferred Membership Interest.			250,000	250,000
home services and legal services markets.	Total BlackJet Direct Marketing			2,501,187	2,501,187
(Marketing)
www.blackjetmarketing.com
BMP Food Service Supply Holdco, LLC (l)(m)(p) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 13% PIK through March 31, 2026, thereafter 16%, and $400,000 in principal amount at 13%, due November 22, 2027.	11/22/22	15%	7,591,496	4,259,834	7.9%
	15.4% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,089,115	4,259,834
BMP Swanson Holdco, LLC (l)(m)(p) Plano, TX. Designs, installs, and maintains a variety of fire protection systems.	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2028.	3/4/21	9%	1,721,459	1,721,459	4.6%
(Professional and Business Services) www.swansonfire.com	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
	Total BMP Swanson			1,954,792	2,471,459
Carolina Skiff LLC (e)(m)(p) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
fishing and pleasure boats. (Manufacturing)	6.62% Premium Preferred Interest.	4/29/25		34,755	34,755
www.carolinaskiff.com	Total Carolina Skiff			49,755	800,000
FCM Industries Holdco LLC (l)(p) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.3%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		522,868	522,868
(Professional and Business Services)	Total FCM Industries			3,902,868	3,902,868
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (l)(p)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,272,380	3,272,380	7.2%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,272,380	3,872,380
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (l)(m)(p)	$3,288,235 Term Note at 12% (+1% PIK) due April 4, 2028.	4/4/23	6%	3,389,246	3,389,246	9.1%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,500,000
controlled expansion alloys, electronic grade	Total EFINEA			4,401,011	4,889,246
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (l)(m)(p)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,525,373	2,525,373	5.6%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	500,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,900,373	3,025,373
www.mobileivnurses.com
Mountain Regional Equipment Solutions (e)(l)(m)(p) Salt Lake City, UT. Provider of maintenance,	$3,000,000 Term Note at 14% PIK through December 31, 2025, thereafter 14%, due January 16, 2029.	1/16/24	7%	3,311,419	2,120,067	4.0%
safety, fluid transfer, and custom fabrication	37,991 Common Units.	1/16/24		204,545	—
products. (Distribution)	Warrant for 4% Membership Interest.	1/16/24		60,000	—
www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,575,964	2,120,067

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Seybert’s Billiards Corporation	5.82 Common shares.	10/24/22	8%	194,000	400,000	0.9%
d/b/a The Rack Group (h)(l)(p)	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
Coldwater, MI. Billiard supplies.	Warrant for 4% Membership Interest.	1/19/21		25,000	50,000
(Consumer Product)	Total Seybert’s			244,000	500,000
www.seyberts.com
Subtotal Affiliate Investments				$37,470,374	$33,155,868
Control Investments - 3.7% of net assets (g) (o)
ITA Acquisition, LLC (l)(m)(p) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,619,220	1,415,814	3.7%
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	584,186
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	2,000,000
Subtotal Control Investments				$6,563,940	$2,000,000
TOTAL INVESTMENTS – 82.7%				$53,535,367	$44,330,872
OTHER ASSETS IN EXCESS OF LIABILITIES - 17.3%					9,290,642
NET ASSETS – 100%					$53,621,514

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At September 30, 2025, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At September 30, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3. “Investments” to the Consolidated Financial Statements).
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
(f)
As of September 30, 2025, the total cost of investment securities was approximately $53.5 million. Net unrealized depreciation was approximately ($9.2) million, which was comprised of $3.9 million of unrealized appreciation of investment securities and ($13.1) million of unrealized depreciation of investment securities. At September 30, 2025, the aggregate gross unrealized gain for federal income tax purposes was $2.0 million and the aggregate gross unrealized loss for federal income tax purposes was ($11.2) million. The net unrealized loss for federal income tax purposes was ($9.2) million based on a tax cost of $54.0 million.
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at September 30, 2025.
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
(n)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of September 30, 2025.
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(602,154)	$375,000	$—	$1,415,814	$—	$33,943
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(272,846)	—	—	584,186	—	6,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(875,000)	375,000	—	2,000,000	—	39,943
	Total Control Investments	$2,500,000	$(875,000)	$375,000	$—	$2,000,000	$—	$39,943
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$161,014
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	161,014
Autotality (formerly Filterworks Acquisition USA, LLC)	$2,283,702 Amended Term Note at 3% (+11% PIK) through December 31, 2025, thereafter 12% (+2% PIK), due March 31, 2026.	2,928,648	—	134,806	—	3,063,454	—	315,634
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	134,806	—	3,063,454	—	315,634
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	—	—	2,251,187	—	2,251,187	—	18,209
	5.55% Preferred Membership Interest.	—	—	250,000	—	250,000	—	—
	Total BlackJet	—	—	2,501,187	—	2,501,187	—	18,209
BMP Food Service Supply Holdco, LLC	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 13% PIK through March 31, 2026, thereafter 16%, and $400,000 in principal amount at 13%, due November 22, 2027.	6,538,026	(3,331,662)	1,053,470	—	4,259,834	—	680,361
	15.4% Preferred Interest.	497,619	(497,619)	—	—	—	—	—
	Total FSS	7,035,645	(3,829,281)	1,053,470	—	4,259,834	—	680,361
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2028.	1,700,115	—	21,344	—	1,721,459	—	159,819
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	21,344	—	2,471,459	—	159,819
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	(442,755)	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	34,755	—	34,755	—	—
	Total Carolina Skiff	1,208,000	(442,755)	34,755	—	800,000	—	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	356,200
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	484,837	38,031	—	522,868	—	38,031
	Total FCM	3,380,000	484,837	38,031	—	3,902,868	—	394,231
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,175,091	—	97,289	—	3,272,380	—	398,153
	1,000,000 Class A Units.	600,000	—	—	—	600,000	—	—
	Total All About People	3,775,091	—	97,289	—	3,872,380	—	398,153

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% (+1% PIK) due April 4, 2028.	3,372,069	—	17,177	—	3,389,246	—	334,337
LLC	75.3 Class B Preferred Units.	1,011,765	488,235	—	—	1,500,000	—	—
	Total EFINEA	4,383,834	488,235	17,177	—	4,889,246	—	334,337
Microcision LLC	Membership Interest Purchase Warrant for 5%	—	—	—	—	—	55,357	—
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,506,319	—	19,054	—	2,525,373	—	295,417
	6,375 Class A Common Units.	375,000	125,000	—	—	500,000	—	—
	Total Mobile IV Nurses	2,881,319	125,000	19,054	—	3,025,373	—	295,417
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14% PIK through December 31, 2025, thereafter 14%, due January 16, 2029.	—	(739,352)	2,859,419	—	2,120,067	—	368,419
	37,991 Common Units.
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	—	(739,352)	2,859,419	—	2,120,067	—	368,419
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January, 19, 2028.	1,702,705	—	22,445	(1,725,150)	—	—	121,261
	Warrant for 10% Membership Interest.	750,000	(720,000)	—	(30,000)	—	870,000	—
	Total Pressure Pro	2,452,705	(720,000)	22,445	(1,755,150)	—	870,000	121,261
Seybert’s Billiards Corporation	$6,099,131 Fourth Amended and Restated Term Note: $4,299,131 in principal amount at 12% (+2% PIK) through January 19, 2026, thereafter 14%, and $1,800,000 in principal amount at 14%, due January 19, 2027.	6,167,723	—	46,482	(6,214,205)	—	—	585,305
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	$1,435,435 Term Note at 12% (+2% PIK) through January 19, 2026, thereafter 14%, due January 19, 2027.	1,511,064	—	17,701	(1,528,765)	—	—	140,096
	Warrant for 4% Membership Interest.	25,000	25,000	—	—	50,000	—	—
	5.82 Common shares.	194,000	206,000	—	—	400,000	—	—
	Total Seybert’s	7,922,787	256,000	64,183	(7,742,970)	500,000	—	725,401
Tilson Technology	120,000 Series B Preferred.	4,560,000	(3,960,000)	—	(600,000)	—	(600,000)	13,125
Management, Inc.	21,391 Series C Preferred.	813,000	(613,000)	—	(200,000)	—	(200,000)	—
	70,176 Series D Preferred.	2,666,000	(1,866,000)	—	(800,000)	—	(800,000)	—
	15,385 Series E Preferred.	584,000	(83,988)	—	(500,012)	—	(500,012)	—
	23,077 Series F Preferred.	877,000	(126,997)	—	(750,003)	—	(750,003)	—
	211,567 A-1 Units of SQF Holdco LLC.	1,000,000	—	—	(1,000,000)	—	—	—
	250 Class D-1 Units of SQF Holdco LLC.	1,000,000	—	—	(1,000,000)	—	—	—
	Total Tilson	11,500,000	(6,649,985)	—	(4,850,015)	—	(2,850,015)	13,125
	Total Affiliate Investments	$51,668,144	$(11,027,301)	$6,863,160	$(14,348,135)	$33,155,868	$(1,924,658)	$3,985,381
	Total Control and Affiliate Investments	$54,168,144	$(11,902,301)	$7,238,160	$(14,348,135)	$35,155,868	$(1,924,658)	$4,025,324

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2025 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2025
Professional and Business Services	37.2%
Distribution	15.8
Consumer Product	12.5
Manufacturing	10.3
Automotive	6.9
Health and Wellness	6.8
Marketing	5.6
Software	4.9
Total Investments	100%

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand Capital’s outstanding common stock at September 30, 2025. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the Corporation’s investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the Corporation’s administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

The Board declared the following quarterly cash dividends during the nine months ended September 30, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025
2nd	$0.29	May 30, 2025	June 13, 2025
3rd	$0.29	August 29, 2025	September 12, 2025

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

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at September 30, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On October 7, 2020, Rand, RCM and certain of RCM’s affiliates received an exemptive order from the U.S. Securities and Exchange Commission (the “SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of RCM’s affiliates, in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “First Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine Group, LLC (“Callodine”), which holds a controlling interest in RCM, and certain of RCM’s affiliates a new exemptive order (the “Second Order”) that superseded the First Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the Second Order, Rand is generally permitted to co-invest with affiliates covered by the Second Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the Second Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the Second Order) that do not hold any investments in such existing portfolio companies.

On May 28, 2025, Rand, RCM and certain of RCM’s affiliates filed an application for a new exemptive order (as amended, the “Application”) from the SEC that, if granted, will supersede the First Order and the Second Order and permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM, Callodine, and certain of their affiliates (the “New Order”). If granted, the New Order will permit Rand to co-invest with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Application. The New Order will require that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board of Directors make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the New Order, the Board of Directors will oversee Rand’s participation in the co-investment program. The New Order will also require Rand to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order, and RCM’s and Rand’s Chief Compliance Officers will be required to provide reporting to the Board of Directors. The SEC granted notice of the Application on September 16, 2025, and while the applicable notice period has expired, the SEC has been delayed in granting the New Order due to the shutdown of the U.S. federal government that began in October 2025. Rand anticipates that the New Order will be granted as soon as practicable following the resumption of normal operations at the SEC.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.

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

Qualifying Assets - As of September 30, 2025, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of September 30, 2025. There was no reserve for possible losses of interest receivable as of December 31, 2024.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans which are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2025, the Corporation’s debt investment in ITA Acquisition, LLC (ITA) was on non-accrual status with a cost of $5.4 million and fair value of $2.0 million, which represented 10.2% and 4.5% of the investment portfolio, respectively. As of December 31, 2024, none of the Corporation’s investments were on non-accrual status. For the nine months ended September 30, 2025 and 2024, 35.5% and 20.8%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

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

Supplemental Cash Flow Information - Net income taxes paid during the nine months ended September 30, 2025 and 2024 were $17,370 and $152,374, respectively. Interest paid during the nine months ended September 30, 2025 and 2024 was $73,567 and $1,090,775, respectively. The Corporation converted $1,841,203 and $1,338,517 of interest receivable into investments during the nine months ended September 30, 2025 and 2024, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2025 and December 31, 2024, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 23, 2025, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 23, 2026, and replaces the share repurchase authorization that was previously approved by the Board in May 2024. No shares of Rand’s common stock were repurchased by the Corporation during the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

Segment Reporting - In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Corporation has determined that it has a single operating and reporting segment. As a result, the Corporation’s segment accounting policies are the same as described herein and the Corporation does not have any intra-segment sales and transfers of assets.

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

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions including 100% bonus depreciation on qualified property, full expensing for research and development expenditures and restoration of pre-2022 interest expense limitations, was signed into law in the United States. The impacts of OBBB are reflected in our results for the fiscal quarter ended September 30, 2025, and there was no material impact to our income tax expense or effective tax rate. We expect certain provisions will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods due to the nature of our equity investments in wholly-owned subsidiaries.

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

Accordingly, as of September 30, 2025 and December 31, 2024, the valuation allowance against the Corporation’s U.S. federal deferred tax assets was $363,533 and $363,471, respectively.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2025 or December 31, 2024.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the nine months ended September 30, 2025 or 2024.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. The Corporation incurred $34 and $720 in penalties and interest expense, respectively, related to income tax liabilities during the nine months ended September 30, 2025 and 2024, respectively.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

September 30, 2025
Caitec, Inc. (Caitec)	11%
Inter-National Alloys LLC (EFINEA)	11%
BMP Food Service Supply Holdco, LLC (FSS)	10%
Highland All About People Holdings, Inc. (All About People)	9%
FCM Industries Holdco LLC (First Coast Mulch)	9%

December 31, 2024
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s Billiards Corporation (Seybert's)	11%
FSS	10%
Mattison Avenue Holdings LLC (Mattison)	8%
Caitec	6%

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

At September 30, 2025 and December 31, 2024, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at September 30, 2025 or December 31, 2024.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$2,000,000	$—	$700,000	$100,038	$2,800,038
Non-Control/Non-Affiliate Loan and Debt	4,923,884	1,451,082	—	—	6,374,966
Total Non-Control/Non-Affiliate	$6,923,884	$1,451,082	$700,000	$100,038	$9,175,004
Affiliate Equity	$4,650,000	$—	$—	$250,000	$4,900,000
Affiliate Loan and Debt	24,254,681	—	—	4,001,187	28,255,868
Total Affiliate	$28,904,681	$—	$—	$4,251,187	$33,155,868
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	2,000,000	—	—	2,000,000
Total Control	$—	$2,000,000	$—	$—	$2,000,000
Total Level 3 Investments	$35,828,565	$3,451,082	$700,000	$4,351,225	$44,330,872

Range	4X - 11X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	5.8X	1X	3.5X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at September 30, 2025:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,721,459	$—	$—	$3,721,459
Debt investments	32,909,375	—	—	32,909,375
Equity investments	7,700,038	—	—	7,700,038
Total	$44,330,872	$—	$—	$44,330,872

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2024:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$15,037,873	$—	$—	$15,037,873
Debt investments	38,043,721	—	—	38,043,721
Equity investments	17,736,447	—	—	17,736,447
Total	$70,818,041	$—	$—	$70,818,041

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized (losses) gains included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Lumious	(77,314)	—	—	(77,314)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Tilson Technology Management, Inc. (Tilson)	—	—	(2,850,015)	(2,850,015)
Total realized losses, net	(77,314)	—	(1,924,683)	(2,001,997)
Unrealized (losses) gains included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	(3,331,662)	(497,619)	(3,829,281)
Carolina Skiff LLC (Carolina Skiff)	—	—	(442,755)	(442,755)
FCM Industries Holdco LLC (First Coast Mulch)	—	484,837	—	484,837
Inter-National Electronic Alloys LLC (EFINEA)	—	—	488,235	488,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Mobile RN Holdings LLC (Mobile IV Nurses)	—	—	125,000	125,000
Mountain Regional Equipment Solutions (MRES)	—	(739,352)	—	(739,352)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Tilson	—	—	(6,649,985)	(6,649,985)
Total unrealized losses, net	(875,000)	(3,586,177)	(7,441,124)	(11,902,301)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	134,806	—	134,806
BlackJet Direct Marketing, LLC (BlackJet)	—	2,251,187	250,000	2,501,187
BMP Swanson Holdco, LLC (Swanson)	21,344	—	—	21,344
Caitec, Inc. (Caitec)	324,366	124,606	—	448,972
Carolina Skiff	—	—	34,755	34,755
EFINEA	—	17,177	—	17,177
First Coast Mulch	—	38,031	—	38,031
FSS	—	1,053,470	—	1,053,470
GoNoodle, Inc. (GoNoodle)	—	10,830	—	10,830
Highland All About People Holdings, Inc. (All About People)	—	97,289	—	97,289
ITA	375,000	—	—	375,000
Mobile IV Nurses	—	19,054	—	19,054
MRES	—	359,419	—	359,419
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	69,983	—	69,983
Total purchases of securities/changes to securities/non-cash conversions	720,710	4,198,297	284,755	5,203,762
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Lumious	(712,630)	—	—	(712,630)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Seybert's	—	(7,748,770)	—	(7,748,770)
Total repayments and sales of securities	(6,285,532)	(10,545,744)	(955,357)	(17,786,633)
Transfers within Level 3	(4,799,278)	4,799,278	—	—
Ending balance September 30, 2025, of Level 3 Assets	$3,721,459	$32,909,375	$7,700,038	$44,330,872
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(4,532,316)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the nine months ended September 30, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
DSD Operating, LLC (DSD)	—	—	23,699	23,699
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Mezmeriz, Inc. (Mezmeriz)	—	—	(742,850)	(742,850)
SciAps, Inc. (SciAps)	—	—	7,699,879	7,699,879
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized gains, net	—	—	6,148,837	6,148,837
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(610,000)	(610,000)
BMP Swanson Holdco, LLC (Swanson)	—	—	250,000	250,000
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(396,226)	(396,226)
Knoa	—	—	1,129,155	1,129,155
Mezmeriz	—	—	742,850	742,850
Mountain Regional Equipment Solutions (MRES)	—	—	(264,545)	(264,545)
Pressure Pro, Inc. (Pressure Pro)	—	—	720,000	720,000
Tilson	—	—	1,761,000	1,761,000
Total unrealized gains, net	—	—	3,332,234	3,332,234
Purchases of securities/changes to securities/non-cash conversions:
FSS	—	—	107,619	107,619
Caitec, Inc. (Caitec)	434,064	—	—	434,064
FCM Industries Holdco LLC (First Coast Mulch)	—	34,499	—	34,499
Filterworks	—	193,885	—	193,885
GoNoodle, Inc. (GoNoodle)	—	10,722	—	10,722
HDI Acquisition LLC (Hilton Displays)	—	16,069	—	16,069
Highland All About People Holdings, Inc. (All About People)	—	93,776	—	93,776
Inter-National Electronic Alloys LLC (INEA)	—	33,995	—	33,995
ITA Acquisition, LLC (ITA)	771,009	—	—	771,009
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
MRES	—	2,949,000	264,545	3,213,545
Pressure Pro	—	52,129	—	52,129
Seybert’s Billiards Corporation (Seybert’s)	—	1,895,806	—	1,895,806
Total purchases of securities/changes to securities/non-cash conversions	6,777,975	5,279,881	372,164	12,430,020
Repayments and sales of securities:
DSD	—	—	(23,699)	(23,699)
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
SciAps	—	(2,090,000)	(10,823,863)	(12,913,863)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sales of securities	(1,894,470)	(3,552,290)	(11,244,826)	(16,691,586)
Ending balance September 30, 2024, of Level 3 Assets	$17,301,482	$38,589,116	$19,144,969	$75,035,567
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$1,460,229

Note 4. OTHER ASSETS

At September 30, 2025 and December 31, 2024, other assets was comprised of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$49,137	$16,977
Deferred financing fees, net	43,750	62,500
Accounts receivable	20,967	22,929
Dividends receivable	—	13,125
Total other assets	$113,854	$115,531

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at September 30, 2025 or December 31, 2024.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of September 30, 2025, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $18.3 million at September 30, 2025.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2025, the Corporation’s applicable interest rate was 7.74%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the three and nine months ended September 30, 2025 was $19,167 and $56,623, respectively. The unused commitment fee related to the Credit Facility during the three and nine months ended September 30, 2024 was $11,528 and $21,143, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of September 30, 2025, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at September 30, 2025 and December 31, 2024 was $0 and $600,000, respectively. The unamortized closing fee was $43,750 and $62,500 as of September 30, 2025 and December 31, 2024, respectively, and it is recorded in Other Assets on the Consolidated Statement of Financial Position. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2025 was $6,250 and $18,750, respectively. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2024 was $6,250 and $18,750, respectively.

For the three and nine months ended September 30, 2025 and 2024, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Average debt outstanding	$—	$10,026,087	$200,000	$14,746,168
Weighted average interest rate	N/A	8.99%	7.88%	8.93%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and nine months ended September 30, 2025 and 2024, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954
Payment of dividend	—	—	—	—	(861,246)	(861,246)
Net decrease in net assets from operations	—	—	—	—	(2,231,194)	(2,231,194)
September 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(9,167,156)	$53,621,514

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$14,059,159	$68,558,616
Payment of dividend	—	—	—	—	(748,496)	(748,496)
Net increase in net assets from operations	—	—	—	—	2,636,516	2,636,516
September 30, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$15,947,179	$70,446,636

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(2,583,637)	(2,585,105)
Net decrease in net assets from operations	—	—	—	—	(9,125,901)	(9,125,901)
September 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(9,167,156)	$53,621,514

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213
Payment of dividend	—	—	—	—	(2,142,247)	(2,142,247)
Net increase in net assets from operations	—	—	—	—	11,773,670	11,773,670
September 30, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$15,947,179	$70,446,636

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

At September 30, 2025 and December 31, 2024, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line on the Consolidated Statements of Financial Position:

	September 30, 2025	December 31, 2024
Base Management Fee payable	$184,329	$277,628
Income Based Incentive Fees payable	342,896	178,218
Capital Gains Fee payable	—	1,727,000
Total due to investment adviser	$527,225	$2,182,846

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2025, the Base Management Fee expense was $184,382 and $654,239, respectively. For the three and nine months ended September 30, 2024, the Base Management Fee expense was $309,265 and $934,532, respectively. As of September 30, 2025 and December 31, 2024, the Corporation had $184,329 and $277,628, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line on the Corporation's Consolidated Statements of Financial Position.

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

For the three and nine months ended September 30, 2025, the Income Based Fees earned under the Investment Management Agreement were $66,505 and $186,178, respectively. For both the three and nine months ended September 30, 2024, the Income Based Fees earned under the Investment Management Agreement were $178,218. As of September 30, 2025, the cumulative accrued Income Based Fees was $342,896, and based upon the Accrued Unpaid Income received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2024, cumulative accrued Income Based Fees payable was $178,218.

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

As of September 30, 2025, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2025.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses. At September 30, 2025, no fee would be due based on net portfolio depreciation. At December 31, 2024, there was an accrual of $3,292,000 for the capital gains incentive fee, which represented both the capital gains fee payable to RCM of $1,727,000 and $1,565,000 that would be due based on net portfolio appreciation at December 31, 2024. The $1,727,000 capital gains fee payable was recorded in the line item “Due to investment adviser” on the Consolidated Statement of Financial Position at December 31, 2024, and was paid to RCM during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the capital gains incentive fee benefit was $0 and ($1,565,000), respectively. For the three and nine months ended September 30, 2024, the capital gains incentive fee expense was $313,000 and $2,066,300, respectively.

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

For the three and nine months ended September 30, 2025, the Corporation recorded administrative fees of $50,250 and $149,250, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement. For the three and nine months ended September 30, 2024, the Corporation recorded administrative fees of $40,000 and $118,167, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Nine months ended September 30, 2025 (Unaudited)*	Nine months ended September 30, 2024 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	25.31	23.56
Income from operations:
Net investment income	1.58	0.47
Net realized (loss) gain on sales and dispositions of investments	(0.67)	4.30
Net change in unrealized appreciation/depreciation on investments	(3.98)	(0.21)
(Decrease) increase in net assets from operations	(3.07)	4.56
Payment of cash dividend	(0.87)	(0.83)
Effect of stock dividend	(3.31)	—
(Decrease) increase in net assets per share	(7.25)	3.73
Net asset value, end of period	$18.06	$27.29
Per share market price, end of period	$14.50	$16.80
Total return based on market value (2)	(20.16)%	35.72%
Total return based on net asset value (3)	(25.23)%	19.36%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	1.17%	10.59%
Ratio of expenses including income taxes to average net assets (4)	1.12%	10.12%
Ratio of net investment income to average net assets (4)	10.51%	2.46%
Portfolio turnover	6.85%	14.55%
Debt/equity ratio	—%	5.54%
Net assets, end of period	$53,621,514	$70,446,636
Total amount of senior securities outstanding, exclusive of treasury securities	$-	$3,900,000
Asset coverage per unit (5)	N/A	1906.3%

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

Note 10. SEGMENT REPORTING

The Corporation operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Corporation’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions for the Corporation on a consolidated basis primarily based on the Corporation’s net increase in net assets from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Corporation’s stockholders. As the Corporation’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Position as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 11. SUBSEQUENT EVENTS

The Corporation has evaluated subsequent events through November 7, 2025, the date the financial statements were issued.

No events occurred after the balance sheet date that provide additional evidence about conditions that existed at the balance sheet date and that require adjustment to the financial statements.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any capital gains fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the capital gains fee that may be payable to RCM for 2025; and statements regarding our compliance with the RIC requirements as of September 30, 2025; statements regarding future dividend payments; and statements regarding the shutdown of the U.S. federal government and its impact on us and our business, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. Forward-looking statements are also subject to the risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, RCM, a registered investment advisor, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i)(A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of September 30, 2025, we had no senior securities outstanding and, as a result, our asset coverage ratio for senior securities as of September 30, 2025 is incalculable. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2025, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following quarterly cash dividends during the nine months ended September 30, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 14, 2025	March 28, 2025
2nd	$0.29	May 30, 2025	June 13, 2025
3rd	$0.29	August 29, 2025	September 12, 2025

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

SEC Exemptive Order

On October 7, 2020, Rand, RCM and certain of RCM’s affiliates received an exemptive order from U.S. Securities and Exchange Commission (the “SEC”) to permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM and certain of RCM’s affiliates, in a manner consistent with Rand’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements, subject to compliance with certain conditions (the “First Order”). On March 29, 2021, the SEC granted Rand, RCM, Callodine, which holds a controlling interest in RCM, and certain of RCM’s affiliates a new exemptive order (the “Second Order”) that superseded the First Order and permits Rand to co-invest with affiliates managed by RCM and Callodine. Pursuant to the Second Order, Rand is generally permitted to co-invest with affiliates covered by the Second Order if a “required majority” (as defined in Section 57(o) of the 1940 Act) of Rand’s independent directors makes certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to Rand and its shareholders and do not involve overreaching in respect of Rand or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of Rand’s shareholders and is consistent with Rand’s investment objective and strategies and (3) the investment by Rand’s affiliates would not disadvantage Rand, and Rand’s participation would not be on a basis different from or less advantageous than that on which Rand’s affiliates are investing. In addition, on September 6, 2022, the SEC granted an amendment to the Second Order to permit Rand to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds (as defined in the Second Order) that do not hold any investments in such existing portfolio companies.

On May 28, 2025, Rand, RCM and certain of RCM’s affiliates filed an application for a new exemptive order (as amended, the “Application”) from the SEC that, if granted, will supersede the First Order and the Second Order and permit Rand to co-invest in portfolio companies with certain affiliates, including other BDCs and registered investment companies managed by RCM, Callodine, and certain of their affiliates (the “New Order”). If granted, the New Order will permit Rand to co-invest with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Application. The New Order will require that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board of Directors make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an asset acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the New Order, the Board of Directors will oversee Rand’s participation in the co-investment program. The New Order will also require Rand to adopt policies and procedures reasonably designed to ensure compliance with the terms of the New Order, and RCM’s and Rand’s Chief Compliance Officers will be required to provide reporting to the Board of Directors. The SEC granted notice of the Application on September 16, 2025, and while the applicable notice period has expired, the SEC has been delayed in granting the New Order due to the shutdown of the U.S. federal government that began in October 2025. Rand anticipates that the New Order will be granted as soon as practicable following the resumption of normal operations at the SEC.

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

Financial Condition

Overview:

	September 30, 2025	December 31, 2024	Decrease	% Decrease
Total assets	$54,579,788	$72,457,433	$(17,877,645)	(24.7)%
Total liabilities	958,274	7,124,913	(6,166,639)	(86.6)%
Net assets	$53,621,514	$65,332,520	$(11,711,006)	(17.9)%

Net asset value per share (NAV) was $18.06 at September 30, 2025 and $25.31 at December 31, 2024.

Cash approximated 17.7% of net assets at September 30, 2025, as compared to 1.3% of net assets at December 31, 2024.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at September 30, 2025. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	September 30, 2025	December 31, 2024	Decrease	% Decrease
Investments, at cost	$53,535,367	$68,120,235	$(14,584,868)	(21.4)%
Unrealized (depreciation) appreciation, net	(9,204,495)	2,697,806	(11,902,301)	(441.2)%
Investments, at fair value	$44,330,872	$70,818,041	$(26,487,169)	(37.4)%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 83% of net assets at September 30, 2025 as compared to approximately 108% of net assets at December 31, 2024.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries. In the past, we have also invested in publicly traded shares of other business development companies that provided income through dividends and had more liquidity than our private company equity investments, but did not own any such shares of other business development companies as of September 30, 2025.

The change in investments during the nine months ended September 30, 2025, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
BlackJet Direct Marketing, LLC (BlackJet)	$2,500,000
BMP Food Service Supply Holdco, LLC (FSS)	400,000
ITA Acquisition, LLC (ITA)	375,000
Carolina Skiff LLC (Carolina Skiff)	34,755
Total of new investments	3,309,755
Other changes to investments:
FSS interest conversion	653,470
Caitec, Inc. (Caitec) interest conversion	448,972
Mountain Regional Equipment Solutions (MRES) interest conversion, fee conversion and OID amortization	359,419
Autotality (formerly Filterworks Acquisition USA, LLC) interest conversion	134,806
Highland All About People Holdings, Inc. (All About People) interest conversion	97,289
Seybert’s Billiards Corporation (Seybert’s) OID amortization and interest conversion	69,983
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	38,031
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	22,445
BMP Swanson Holdco, LLC (Swanson) interest conversion	21,344
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	19,054
Inter-National Electronic Alloys LLC (EFINEA) interest conversion	17,177
GoNoodle, Inc. (GoNoodle) interest conversion	10,830
BlackJet interest conversion	1,187
Total of other changes to investments	1,894,007
Investments repaid, sold, liquidated or converted:
GoNoodle warrant expiration	(25)
Pressure Pro warrant sale	(30,000)
Lumious loan repayment and realized loss	(789,944)
HDI Acquisition LLC (Hilton) debt repayment	(1,071,824)
Pressure Pro debt repayment	(1,725,150)
Tilson Technology Management, Inc. (Tilson) liquidation	(2,850,015)
Mattison Avenue Holdings LLC (Mattison) debt repayment	(5,572,902)
Seybert’s debt repayment	(7,748,770)
Total of investments repaid, sold, liquidated or converted	(19,788,630)
Net change in investments, at cost	$(14,584,868)

Results of Operations

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024:

Investment Income

	Three months ended September 30, 2025	Three months ended September 30, 2024	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,425,134	$1,945,595	$(520,461)	(26.8)%
Interest from other investments	73,488	113	73,375	64933.6%
Dividend and other investment income	—	57,125	(57,125)	(100.0)%
Fee income	81,001	215,621	(134,620)	(62.4)%
Total investment income	$1,579,623	$2,218,454	$(638,831)	(28.8)%

The total investment income during the three months ended September 30, 2025 was received from 15 portfolio companies. For the three months ended September 30, 2024, total investment income was received from 21 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 27% lower during the three months ended September 30, 2025 versus the same period in 2024 due to the fact that several interest yielding investments were repaid during the last year and new debt instruments were not originated in replacement. The proceeds were used to repay outstanding borrowed amounts under the Credit Facility. Debt instruments were repaid by Hilton, Lumious, Mattison, Nailbiter, Inc. (Nailbiter), Pressure Pro, SciAps, Inc. (SciAps), and Seybert’s.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the three months ended September 30, 2025 and 2024, 39.1% and 24.5%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended September 30, 2025 versus the same period in 2024.

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

	Three months ended September 30, 2025	Three months ended September 30, 2024
FS KKR Capital Corp. (FS KKR)	$—	$33,600
Tilson	—	13,125
Barings BDC, Inc. (Barings)	—	10,400
Total dividend and other investment income	$—	$57,125

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

The income associated with the amortization of financing fees was $69,412 and $52,803 for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, we recognized a monitoring fee of $11,589 from our investment in First Coast Mulch. During the three months ended September 30, 2024, we recognized a prepayment fee of $146,300 from our debt investment in SciAps, a loan modification fee of $4,929 from our debt investment in SciAps, and a monitoring fee of $11,589 from our investment in First Coast Mulch.

Expenses

	Three months ended September 30, 2025	Three months ended September 30, 2024	Decrease	% Decrease
Total expenses	$596,203	$1,333,930	$(737,727)	(55.3)%

The decrease in total expenses during the three months ended September 30, 2025 versus the same period in 2024 was primarily due to a $313,000 decrease in the capital gains incentive fee expense, a $219,590 decrease in interest expense, a $124,883 decrease in base management fee expense, and a $111,713 decrease in the income based incentive fee expense.

The capital gains incentive fee expense during the three months ended September 30, 2025 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. At September 30, 2025, no fee would be due based on net portfolio depreciation, and accordingly no capital gains incentive fee expense was recognized during the three months ended September 30, 2025. For the three months ended September 30, 2024, the capital gains incentive fee expense was $313,000.

The decrease in interest expense resulted from lower average outstanding debt balances under the Credit Facility during the three months ended September 30, 2025 versus the same period in 2024. Interest expense for the three months ended September 30, 2025 and 2024 was $25,416 and $245,006, respectively.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid, the base management fee payable to RCM will decrease accordingly. The base management fee expense for the three months ended September 30, 2025 and 2024 was $184,382 and $309,265, respectively.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. The income based incentive fees accrued during the three months ended September 30, 2025 and 2024 was $66,505 and $178,218, respectively, and is a result of Pre-Incentive Fee Net Investment Income above the applicable hurdle rate during the applicable quarter, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended September 30, 2025 and 2024 was $992,579 and $887,035, respectively.

Realized (Loss) Gain on Investments

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
Realized (loss) gain on investments before income taxes	$(2,927,329)	$7,230,082	$(10,157,411)

During the three months ended September 30, 2025, we recognized a net realized loss of ($2,850,015) on the liquidation of our investment in Tilson. Tilson filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, and subsequently sold all of its assets.

In addition, during the three months ended September 30, 2025, we recognized a net realized loss of ($77,314) on our loan investment in Lumious.

During the three months ended September 30, 2024, we sold our investment in SciAps and recognized a realized gain of $7,699,879. In addition, during the three months ended September 30, 2024, we liquidated our investment in Mezmeriz, Inc. (Mezmeriz), which was previously valued at $0, and recognized a realized loss of ($742,850). We also recognized a realized gain of $23,699 from additional proceeds received from DSD Operating, LLC (DSD), an investment we exited during 2023.

In addition, during the three months ended September 30, 2024, we recognized a net realized gain of $190,072 on the sale of 48,000 shares of FS KKR and a net realized gain of $59,282 on the sale of 40,000 shares of Barings.

Change in Unrealized (Depreciation) Appreciation of Investments

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(291,703)	$(5,665,541)	$5,373,838

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended September 30, 2025, was comprised of the following:

Three months ended September 30, 2025
Tilson	$2,850,015
Lumious	189,944
FSS	(3,331,662)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(291,703)

We exited our investments in Tilson and Lumious during the three months ended September 30, 2025.

During the three months ended September 30, 2025, the valuation of our debt investment in FSS was decreased after a review of their operations and financial condition.

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended September 30, 2024, was comprised of the following:

Three months ended September 30, 2024
Mezmeriz	$742,850
Pressure Pro	250,000
Swanson	250,000
Barings	(55,848)
FS KKR	(191,982)
Filterworks	(200,000)
MRES	(264,545)
FSS	(610,000)
SciAps	(5,586,016)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(5,665,541)

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the three months ended September 30, 2025 and 2024 was ($2,231,194) and $2,636,516, respectively.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

Investment Income

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$4,616,862	$5,754,470	$(1,137,608)	(19.8)%
Interest from other investments	120,427	2,171	118,256	5447.1%
Dividend and other investment income	13,125	282,135	(269,010)	(95.3)%
Fee income	439,410	383,046	56,364	14.7%
Total investment income	$5,189,824	$6,421,822	$(1,231,998)	(19.2)%

The total investment income during the nine months ended September 30, 2025 was received from 18 portfolio companies. For the nine months ended September 30, 2024, total investment income was received from 24 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 20% lower during the nine months ended September 30, 2025 versus the same period in 2024 due to the fact that several interest yielding investments were repaid during the last year and new debt instruments were not originated in replacement. The proceeds were used to repay outstanding borrowed amounts under the Credit Facility. Debt instruments were repaid by Hilton, Lumious, Mattison, Nailbiter, Pressure Pro, SciAps, and Seybert’s.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the nine months ended September 30, 2025 and 2024, 35.5% and 20.8%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the nine months ended September 30, 2025 versus the same period in 2024.

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

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Tilson	$13,125	$39,375
FS KKR	—	105,600
PennantPark Investment Corporation (Pennantpark)	—	54,600
Carlyle Secured Lending, Inc. (Carlyle)	—	41,280
Barings	—	31,200
Ares Capital Corporation (Ares)	—	10,080
Total dividend and other investment income	$13,125	$282,135

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

The income associated with the amortization of financing fees was $208,368 and $154,637 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we recognized a prepayment fee of $167,187 from our debt investment in Mattison, a loan monitoring fee of $20,000 from our debt investment in Pressure Pro, a prepayment fee of $17,266 from our debt investment in Pressure Pro, a loan modification fee of $15,000 from our investment in MRES, and a monitoring fee of $11,589 from our investment in First Coast Mulch.

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

Expenses

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Decrease	% Decrease
Total expenses	$523,109	$5,213,568	$(4,690,459)	(90.0)%

The decrease in total expenses during the nine months ended September 30, 2025 versus the same period in 2024 was primarily due to a $3,631,300 decrease in the capital gains incentive fee expense, a $940,879 decrease in interest expense, and a $280,293 decrease in base management fee expense.

The capital gains incentive fee benefit during the nine months ended September 30, 2025 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The decrease in expense during the nine months ended September 30, 2025 is attributable to a net increase in net unrealized depreciation in excess of realized capital gains during the period, which was primarily the result of the writedown in valuation and subsequent realized loss of our investment in Tilson.

The decrease in interest expense resulted from lower average outstanding debt balances under the Credit Facility during the nine months ended September 30, 2025 versus the same period in 2024. Interest expense for the nine months ended September 30, 2025 and 2024 was $87,319 and $1,028,198, respectively.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid, the base management fee payable to RCM will decrease accordingly. The base management fee expense for the nine months ended September 30, 2025 and 2024 was $654,239 and $934,532, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the nine months ended September 30, 2025 and 2024 was $4,688,928 and $1,209,425, respectively.

Realized (Loss) Gain on Investments

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
Realized (loss) gain on investments before income taxes	$(2,001,997)	$11,108,282	$(13,110,279)

During the nine months ended September 30, 2025, we recognized a net realized loss of ($2,850,015) on the liquidation of our investment in Tilson. Tilson filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, and subsequently sold all of its assets.

During the nine months ended September 30, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the nine months ended September 30, 2025, we recognized a gain of $55,357 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a net realized loss of ($77,314) on our loan investment in Lumious and a realized loss of ($25) on GoNoodle when the Series C warrant expired without being exercised.

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

During the nine months ended September 30, 2024, we liquidated our investment in Knoa Software, Inc. (Knoa), which was previously valued at $0, and recognized a realized loss of ($1,229,155).

Change in Unrealized (Depreciation) Appreciation of Investments

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(11,902,301)	$(776,811)	$(11,125,490)

The change in net unrealized (depreciation) appreciation, before income taxes, for the nine months ended September 30, 2025, was comprised of the following:

Nine months ended September 30, 2025
EFINEA	$488,235
First Coast Mulch	484,837
Seybert's	256,000
Mobile IV Nurses	125,000
Carolina Skiff	(442,755)
Pressure Pro	(720,000)
MRES	(739,352)
ITA	(875,000)
FSS	(3,829,281)
Tilson	(6,649,985)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(11,902,301)

We exited our investments Tilson and Pressure Pro during the nine months ended September 30, 2025.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA, First Coast Mulch, Mobile IV Nurses, and Seybert’s after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the nine months ended September 30, 2025, the valuation of our investments in Carolina Skiff, FSS, ITA, and MRES were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2024, was comprised of the following:

Nine months ended September 30, 2024
Tilson	$1,761,000
Knoa	1,129,155
Mezmeriz	742,850
Pressure Pro	720,000
Swanson	250,000
Barings	(9,848)
Ares	(153,490)
FS KKR	(203,502)
MRES	(264,545)
Carlyle	(386,811)
Filterworks	(396,226)
Pennantpark	(455,238)
FSS	(610,000)
ACV	(2,900,156)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(776,811)

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the nine months ended September 30, 2025 and 2024 was ($9,125,901) and $11,773,670, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of September 30, 2025, our total liquidity consisted of approximately $9,491,000 in cash and approximately $18,300,000 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. There was no outstanding balance drawn on the Credit Facility at September 30, 2025. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $18,300,000 at September 30, 2025.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2025, our applicable interest rate was 7.74%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at September 30, 2025. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the nine months ended September 30, 2025, we experienced a net increase in cash of approximately $8,656,000, which is a net effect of approximately $14,009,000 of net cash provided by our operating activities and approximately $5,353,000 of net cash used in our financing activities.

The $14,009,000 of net cash provided by our operating activities during the nine months ended September 30, 2025 resulted primarily from net investment income of approximately $4,689,000, approximately $17,787,000 from the sales of equity investments and repayments of debt investments, and an approximately $117,000 net decrease in operating assets. This was partially offset by approximately $3,310,000 used to fund new or follow-on portfolio company investments, approximately $1,841,000 in non-cash interest income, and an approximately $3,399,000 net decrease in operating liabilities.

Net cash used in financing activities during the nine months ended September 30, 2025 was approximately $5,353,000. This is comprised of $600,000 repaid on the Credit Facility and approximately $4,753,000 in cash dividends paid to shareholders.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of September 30, 2025, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of September 30, 2025, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of September 30, 2025. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. There was no outstanding balance drawn on our Credit Facility at September 30, 2025.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$—	$—	$—
Decrease in interest rate	-	-	-

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at September 30, 2025, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Valuation Risk

We carry our investments at fair value in accordance with FASB Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, as determined in good faith by RCM and approved by our Board. Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company investment while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there are material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if our assumptions and judgments differ from results of actual liquidation events. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the value realized on these investments to be different than the valuations that are assigned. The types of factors that we may take into account in valuation of our investments include, as relevant, third party valuations, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded securities, recent sales of or offers to buy comparable companies, and other relevant factors.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2025 – 7/31/2025	—	—	—	$1,500,000
8/1/2025 – 8/31/2025	—	—	—	$1,500,000
9/1/2025 – 9/30/2025	—	—	—	$1,500,000
Total	—	—	—

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 7, 2025

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: November 7, 2025

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)