Form 10-K
period 2025-12-31
RAND CAPITAL CORP
filed 2026-03-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _______

Commission File Number: 814-00235

Rand Capital Corporation

(Exact name of registrant as specified in its charter)

New York	16-0961359
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1405 Rand Building, Buffalo, NY	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (716) 853-0802

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	RAND	The Nasdaq Stock Market LLC

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

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $15,230,000 based upon the closing price as reported on the Nasdaq Capital Market on such date.

As of March 5, 2026, there were 2,969,814 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

RAND CAPITAL CORPORATION

TABLE OF CONTENTS FOR FORM 10-K

PART I

Item 1. Business

Rand Capital Corporation (“Rand”, the “Corporation”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed-end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand’s outstanding common stock at December 31, 2025. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We currently operate as an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See Item 1. Business—Regulations.

In this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), unless the context otherwise requires, “Rand”, the “Corporation”, “we”, “us”, and “our” refer to Rand Capital Corporation and its wholly owned subsidiaries.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

The Board declared the following dividends during the year ended December 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.29	March 14, 2025	March 28, 2025	Quarterly
2nd	$0.29	May 30, 2025	June 13, 2025	Quarterly
3rd	$0.29	August 29, 2025	September 12, 2025	Quarterly
4th	$0.29	December 16, 2025	December 30, 2025	Quarterly
4th	$0.56	December 16, 2025	December 30, 2025	Special

The Board declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.25	March 13, 2024	March 29, 2024	Quarterly
2nd	$0.29	May 31, 2024	June 14, 2024	Quarterly
3rd	$0.29	August 30, 2024	September 13, 2024	Quarterly
4th	$4.20	December 16, 2024	January 24, 2025	Quarterly

On December 5, 2024, the Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on January 24, 2025 to shareholders of record as of December 16, 2024.

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries in place at December 31, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated under United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the U.S. Securities and Exchange Commission (the “SEC”) that superseded all prior co-investment exemptive relief orders issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officers will provide reporting to the Board regarding compliance with such policies and procedures.

Our corporate office is located at 14 Lafayette Square, Suite 1405, Buffalo, NY and our website address is www.randcapital.com. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information as soon as reasonably practicable after such material is filed with the SEC. Our shares are traded on the Nasdaq Capital Market under the symbol “RAND.”

Our Investment Objectives and Strategy

Our investment activities are managed by our external investment adviser, RCM. Our investment objective is to generate current income and, when possible, complement this current income with capital appreciation. As a result, the investments made by Rand during 2025 were, and the investments to be made by Rand in the future are expected to be, made primarily in higher yielding debt instruments.

We have invested in, and expect to continue to invest in, privately held, lower middle market companies with committed and experienced management in a broad variety of industries. We seek to invest in businesses that have sustainable, differentiated and market-proven products and have revenue of greater than $10 million and EBITDA in excess of $1.5 million. We primarily provide funding to companies that need growth or expansion capital or are looking to finance an ownership transition. We typically are a minority investor and work with other lenders, investment partners and sponsors to source and fund investment opportunities.

Going forward, our initial investment in any one portfolio company is expected to be in the range of $2 million to $4 million. The debt instruments we invest in are not expected to be rated by any rating agency and, if they were, would be expected to be below investment grade. Because of the higher risk nature of our investments, we seek board observation or information rights and require a board seat when appropriate.

The maximum size of our investment in any single portfolio company and the diversification of our overall portfolio is subject to compliance with SEC and IRS regulations.

We may engage in various investment strategies to achieve our investment objectives based on the types of opportunities we discover and the competitive landscape. We expect to focus on current cash yields in order to achieve our income producing goals.

Our Investment Process

RCM’s investment process on behalf of Rand is comprised of the sourcing and qualifying of investment opportunities, evaluating and negotiating the investment instrument and documentation, due diligence of the business plan, operations and prospects of the prospective target and follow-through investment monitoring, follow-on investments and portfolio management.

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

In a typical private financing, a member of RCM’s investment committee (the “Investment Committee”) will review and analyze the business plan and operations of the potential portfolio company. Additionally, the Investment Committee will familiarize themselves with the portfolio company’s industry and competitive landscape and may conduct reference checks with its customers and suppliers. The Investment Committee will then review the transaction and, if approved, the transaction will be funded by Rand.

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

Current Portfolio Companies

For a description of our current portfolio company investments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Composition of the Investment Portfolio.

Competition

We compete for quality investments with other venture capital firms, individual investors, BDCs, and investment funds (including private equity funds and mezzanine funds). We believe we are able to compete with these entities primarily on the basis of RCM’s and our referral network, RCM’s and our investing reputation and experience, RCM’s responsive and efficient investment analysis and decision-making process, the size of our initial investment, and the investment terms we offer. For information concerning the competitive risks we face, see Item 1A, Risk Factors—RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

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

The Adviser’s services under the Investment Management Agreement are not exclusive, and it does furnish similar services to other entities and funds. In addition, subject to compliance with the requirements of the 1940 Act, the Adviser is authorized to enter into one or more sub-advisory agreements with other investment advisors (each a “Sub-Adviser”), including for purposes of recommending specific securities or other investments based upon our investment objectives and policies, and working, along with the Adviser, in structuring, negotiating, arranging or effecting the acquisition or disposition of our investments and monitoring our investments. Under the terms of the Investment Management Agreement, the Adviser, and not us, will be responsible for any compensation payable to any Sub-Adviser. For calendar year 2025, RCM did not use any Sub-Advisers with respect to any investment services provided to Rand.

About the Investment Process of the Adviser

The Adviser’s principal investment portfolio managers are Daniel Penberthy, Scott Barfield and Steven Brannon, who collectively manage the Adviser on a day-to-day basis. All decisions to acquire or dispose of assets on our behalf are made by the Investment Committee. Each decision must be approved by a majority vote of the Investment Committee members.

We believe that the members of the Investment Committee have significant and substantial experience making and managing investments in debt and equity instruments that are consistent with our investment objectives and strategies across market cycles and industries. We believe that the experience and investing acumen of the Investment Committee provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in lower middle-market companies.

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

Base Management Fee

The “Base Management Fee” is an annual rate of 1.50% of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds), determined according to procedures duly adopted by the Board, and is determined based on the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters.

Incentive Fees

The “Incentive Fees” are comprised of two parts: (i) the Income Based Fee and (ii) the Capital Gains Fee.

Income Based Fee

The “Income Based Fee” is calculated and payable quarterly in arrears based on the Pre-Incentive Fee Net Investment Income (as defined below) for the immediately preceding calendar quarter and is payable promptly following the filing of our financial statements for such quarter.

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

Under the terms of Investment Management Agreement, the Adviser pays for all expenses relating to all of its investment professionals and other staff, when and to the extent engaged in providing investment advisory services to us, the compensation of such personnel and the general office and facilities and overhead expenses incurred by the Adviser in maintaining its place of business allocable to these services. We will bear all other costs and expenses of its operations and transactions, related to the Corporation, including those relating to:

(i)
organization;
(ii)
calculating our Net Asset Value (“NAV”) (including the cost and expenses of any independent valuation firm);
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

Duration and Termination

The Investment Management Agreement was executed on December 31, 2020 and had an initial term of two years after this date. Our Board approved the Investment Management Agreement on October 29, 2020, and it was approved by our shareholders at the Special Meeting of Shareholders held on December 16, 2020. Thereafter, the Investment Management Agreement will continue to renew for successive annual periods so long as such continuance is specifically approved at least annually by:

(i)
the vote of our Board, or by the vote of shareholders holding a majority of the outstanding voting securities of Rand; and
(ii)
the vote of a majority of our independent directors, in either case, in accordance with the requirements of the 1940 Act.

On October 22, 2025, our Board, including all four independent directors, approved the renewal of the Investment Management Agreement for a period of twelve months commencing December 31, 2025 and ending on December 31, 2026.

The Investment Management Agreement may be terminated at any time, without the payment of any penalty, upon sixty days’ written notice, by: (a) vote of a majority of the Board or by vote of a majority of the outstanding voting securities of Rand (as defined in the 1940 Act); or (b) the Adviser. Furthermore, the Investment Management Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act). See Item 1A, Risk Factors—RCM has the right to resign on 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations.

Notwithstanding the termination or expiration of the Investment Management Agreement, the Adviser will be entitled to any amounts owed as payment of the Base Management Fees and the Incentive Fees through the date of termination or expiration.

Administration Agreement

In connection with the Closing, we entered into an administration agreement (the “Prior Administration Agreement”) with the Adviser, and on December 31, 2020, concurrent with the execution of the Investment Management Agreement, we entered into the Administration Agreement with the Adviser. Under the terms of the Administration Agreement, the Adviser agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operations, including, but not limited to, office facilities, equipment, clerical, bookkeeping, finance, accounting, compliance and record keeping services at such office facilities and such other services as the Adviser, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. The Adviser also, on our behalf, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser makes reports to our Board regarding the performance of its obligations under the Administration Agreement and furnishes advice and recommendations with respect to such other aspects of our business and affairs as it determines to be desirable.

The Adviser is responsible for our financial and other records that are required to be maintained and prepares all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to shareholders. In addition, the Adviser assists us in determining and publishing our NAV, overseeing the preparation and filing of our tax returns, and the preparation and dissemination of reports to shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Adviser provides, on our behalf, significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

In full consideration of the provision of the services of the Adviser, we reimburse the Adviser for the costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities. Costs and expenses to be paid by us include those relating to: organization; calculating NAV (including the cost and expenses of any independent valuation firm); expenses incurred by the Adviser payable to third parties, including agents, consultants or other advisors, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on its prospective portfolio companies; interest payable on debt, if any, incurred to finance our investments; offerings of our common stock and other securities; investment advisory and management fees (other than fees (if any) payable to a Sub-Adviser retained by the Adviser under the Investment Management Agreement); administration fees; transfer agent and custodial fees; federal and state registration fees; all costs of registration and listing of our common stock on any securities exchange; federal, state, local and other taxes; directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); costs of any reports, proxy statements or other notices to shareholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including independent auditors and outside legal costs; and all other expenses incurred by us or the Adviser in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Administration Agreement, and our allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs (including travel expenses).

The Administration Agreement was executed on December 31, 2020, the same date as the Investment Management Agreement, and had an initial term of two years after that date, and thereafter will continue for successive annual periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the independent directors. On October 22, 2025, our Board, including all four independent directors, approved the renewal of the Administration Agreement for a period of twelve months commencing December 31, 2025 and ending on December 31, 2026. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of our directors, or by the Adviser, upon 60 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Regulations

The following discussion is a general summary of the material laws and regulations governing BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

We have elected to be regulated as a BDC under the 1940 Act. Although the 1940 Act exempts a BDC from registration under the 1940 Act as a registered investment company, the 1940 Act contains significant limitations and affirmative obligations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by a vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry. More specifically, in order to qualify as a BDC, a company must:

(1)
be a domestic company;
(2)
have registered a class of its equity securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
(3)
operate for the purpose of investing in the securities of certain types of companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress (generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels, and such companies are termed “eligible portfolio companies);”
(4)
extend significant managerial assistance to such eligible portfolio companies; and
(5)
have a majority of “disinterested” directors (as defined in the 1940 Act).

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

As of December 31, 2025, we had no senior securities outstanding and, as a result, our asset coverage ratio for senior securities as of December 31, 2025 is incalculable. As of December 31, 2024, our asset coverage ratio, as computed in accordance with the 1940 Act, was substantially in excess of 150%.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of their total assets. Generally, an eligible portfolio company includes (i) a private domestic operating company, (ii) a public domestic operating company whose securities are not listed on the New York Stock Exchange, the Nasdaq Stock Market or another national securities exchange or (iii) a public domestic operating company whose securities are listed on the New York Stock Exchange, the Nasdaq Stock Market or another national securities exchange so long as the aggregate market value for the voting and non-voting outstanding common equity of such company is less than $250 million. In addition, any small business investment company that is licensed by the SBA and is a wholly owned subsidiary of a BDC is an eligible portfolio company.

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

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those non-qualifying investments may not exceed 30% of the BDC’s total asset value at the time of the investment. At December 31, 2025, we believe we were in compliance with this rule.

Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for purposes of the 70% test discussed above, a BDC must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the BDC purchases the securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or external adviser, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. At December 31, 2025, we believe we were in compliance with this rule.

Taxation as a Regulated Investment Company

The Corporation elected U.S. federal tax treatment as a regulated investment company (“RIC”) as of January 1, 2020 under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), on our U.S. federal income tax return for the 2020 tax year. In order to qualify to make the RIC election, we, among other things, distributed our previously undistributed “accumulated earnings and profits” to shareholders, through the special dividend paid to shareholders in May 2020. RIC qualifications also require meeting specified source-of-income and asset-diversification requirements. In addition, in order to maintain our RIC status, we must distribute to our shareholders, with respect of each taxable year, dividends for U.S. federal income tax purposes in an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. Additionally, we will be subject to U.S. federal income tax at the regular corporate rates on any income earned on certain investments that need to remain in a taxable subsidiary in order to maintain RIC status.

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that have original issue discount (“OID”) or debt instruments with payment-in-kind (“PIK”) interest, we must include in income, each year, a portion of this non-cash income that accrues over the life of the obligation, regardless of whether cash is received by us in that taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any OID income or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash.

Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited to make distributions, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.

As long as we qualify for taxation as a RIC, distributions out of our earnings and profits to shareholders generally will be taxable to shareholders for U.S. federal income tax purposes, either as ordinary income or capital gains, depending upon the nature of the income giving rise to the distribution. The tax consequences to a shareholder attributable to the acquisition, ownership, and disposition of our common stock, are complex and will depend on the facts of the shareholder’s unique circumstances. Shareholders are urged to consult their legal and tax advisers with respect to their unique circumstances.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report, including the financial statements and related notes contained in Part II, Item 8, Financial Statements and Supplementary Data, and the discussion in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report, the following information should be carefully considered before making an investment in our common stock. The risk factors described below are the principal risk factors associated with an investment in our securities, as well as those factors generally associated with a business development company with investment objectives, investment policies, capital structure or trading markets similar to ours. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

We have listed below the risk factors applicable to us grouped into the following categories: Risks Related to our Business and Structure, Risks Related to our Investments, Risks Related to our Indebtedness, Risks Related to our Common Stock and Risks Related to U.S. Federal Income Tax.

Risks Related to our Business and Structure

We are dependent upon RCM for our future success.

Our day-to-day investment operations are managed by our investment adviser and administrator, RCM, pursuant to the terms of the Investment Management Agreement and Administration Agreement and subject to oversight by our Board. We have no employees, and, as a result, RCM’s investment team evaluates, negotiates, structures, closes and monitors our investments. We depend on the diligence, skill, investment expertise and network of business contacts of RCM’s investment professionals and the Investment Committee to source appropriate investments for us. We also depend on members of RCM’s investment team and the Investment Committee to analyze potential investments for us and monitor those investments and on members of the Investment Committee to make investment decisions for us. Our future success depends on the continued availability of members of RCM’s investment team and the Investment Committee and the other investment professionals available to RCM. The Corporation does not have any employment agreements with key personnel of RCM, including members of the Investment Committee, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with RCM. In addition, we do not expect that members of RCM's investment team and the Investment Committee will devote all of their business time to our operations, and, as a result, these persons will have other demands on their time as a result of their other business activities and obligations. Therefore, RCM may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find suitable investment professionals in a timely manner or at all. The loss of investment professionals that RCM currently has access to, or the loss of members of the Investment Committee, could have a material adverse effect on our ability to achieve our investment objectives as well as on our financial condition and results of operations.

Our financial results will depend on RCM’s skill to manage and deploy capital effectively.

Our ability to meet our investment objective of generating current income primarily through debt investments and, when possible, complementing this current income with capital appreciation primarily through equity investments depends on RCM’s capability to effectively identify, invest, and manage our capital.

Accomplishing this investment objective effectively and on a cost-effective basis will be based on RCM’s handling of the investment process, including its ability to continue to find investments that offer favorable terms and meet our investment objective, and its ability to provide competent, attentive and efficient services to us. RCM will also need to continue to monitor our portfolio companies’ performance, and has been in the past, and may continue to be, called upon to provide managerial assistance. These competing demands on RCM’s time may slow the rate of investment or negatively impact the effective deployment of capital.

Even if RCM is able to grow and build on our investment portfolio, any failure by RCM to manage the growth of our portfolio effectively could have a material adverse effect on our business, financial condition, results of operations and investment prospects. RCM’s inability to successfully manage our investment portfolio or implement our investment objectives could negatively impact our results of operation and financial condition.

We depend to a significant extent on strong referral relationships. Any inability of RCM to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could materially adversely affect our business.

We depend on RCM to maintain its referral relationships in order to identify investment opportunities for us. Investment proposals may come to RCM or us from other sources, including unsolicited proposals from companies and referrals from accountants, bankers, lawyers and other members of the financial community, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If RCM fails to maintain these existing relationships, or if it fails to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom RCM has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future. See more information below under the risk factor “—There are potential conflicts of interest, including the management of other investment funds and accounts by the principals and certain members of the Investment Committee of RCM, which could negatively impact our investment returns.” The failure of RCM to maintain existing relationships, grow new relationships, or for any of those relationships to generate investment opportunities could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks created by our highly regulated environment.

We are regulated by the SEC as a BDC and subject to the requirements applicable to BDCs under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs and their external advisers. Changes in the laws or regulations that govern BDCs could significantly affect our business. Regulations and laws may be changed periodically, and the interpretations of the relevant regulations and laws are also subject to change. Any change in the regulations and laws governing our business could have a material adverse impact on our financial condition and our results of operations. Moreover, the laws and regulations that govern BDCs may place conflicting demands on the manner in which we operate, and the resolution of those conflicts may restrict or otherwise materially adversely affect our operations. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

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

Political and regulatory conditions that contribute to uncertainty and market volatility could materially adversely impact our business operations and financial performance and business and financial performance of our portfolio companies.

The political and economic environment in the U.S. has resulted in, and is expected to continue to result in, an uncertain business climate. Changing economic and regulatory policies under the current Presidential administration could negatively impact our regulatory and compliance costs, our future revenues and the performance of our portfolio companies, all of which could materially adversely affect our business, financial condition and results of operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation and ability to do business with certain partners. Changes in federal economic policy under the Trump administration and regulatory agencies have occurred, and may continue to occur, which could lead to changes involving the level of oversight and focus on our industry and the industries in which our portfolio companies operate. For example, existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us and our portfolio companies in substantial and unpredictable ways. In addition, over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. Increased regulation of non-bank lending could be materially adverse to our business, financial conditions and result of operations.

At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will materially adversely affect our operating environment and therefore our business, the business of our portfolio companies, our financial condition and results of operations.

We are subject to risks created by the valuation of our portfolio investments.

At December 31, 2025, all of our investments are in private securities that are not publicly traded. There is typically no public market for securities of the small privately-held companies in which we typically invest. Our investments are valued by RCM on a quarterly basis in good faith and in accordance with our established valuation policy and are stated at fair value and approved by our Board. The inputs into the determination of fair value of these investments may require significant judgment or estimation. In the absence of a readily ascertainable market value, the estimated value of our investment portfolio may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the securities existed and may fluctuate significantly over short periods of time.

Any changes in estimated value of our investments are recorded in our consolidated statement of operations as “Net change in unrealized appreciation/depreciation on investments.” In addition, the participation of RCM’s investment professionals in our valuation process may result in a conflict of interest, as RCM’s Base Management Fee under the Investment Management Agreement is based, in part, on the value of our gross assets, and the Incentive Fees payable under the Investment Management Agreement are based, in part, on realized gains and realized and unrealized losses. See more information below under the risk factor “—RCM and its affiliates, including some of our officers and directors, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our shareholders.”

RCM, acting as our investment adviser, operates in a competitive market for investment opportunities.

RCM faces significant competition in effecting investing activities on our behalf from many entities, including private venture capital funds, other providers of private credit, investment affiliates of large companies, wealthy individuals and other domestic or foreign investors. The competition is not limited to entities that operate in the same general geographical areas as we do. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from the Small Business Administration. In addition, increased competition for attractive investment opportunities allows debtors to demand more favorable terms and offer fewer contractual protections to creditors. Some of our competitors have higher risk tolerances or different risk assessments than we do. These characteristics have allowed, and could continue to allow, our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we choose to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. As a regulated BDC, we are also required to disclose quarterly and annually the name and business description of our portfolio companies and the value of their portfolio securities. Most of our competitors are not subject to this public disclosure requirement or similar types of disclosure requirements. This obligation to disclose this information could hinder RCM’s ability to invest in potential portfolio companies on our behalf. Additionally, other regulations, current and future, may make us less attractive as a potential investor to a given portfolio company than a private fund that is not subject to these regulations.

There are potential conflicts of interest, including the management of other investment funds and accounts by the principals and certain members of the Investment Committee of RCM, which could negatively impact our investment returns.

The principals and certain members of the Investment Committee of RCM manage other funds and accounts, including for entities affiliated with members of the Investment Committee. Accordingly, they have obligations to those investors, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our shareholders. Although the principals, members of the Investment Committee and other professional staff of RCM are expected to devote as much time to our management as appropriate to enable RCM to perform its duties in accordance with the Investment Management Agreement, the members of the Investment Committee and other investment professionals of RCM may have conflicts in allocating their time and services among RCM, on the one hand, and the other managed investment vehicles, on the other hand.

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

RCM and its affiliates receive fees from us in return for their services, including certain incentive fees based on the performance of our investments. These fees could influence the investment advice provided to us. Generally, the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to RCM under the terms of the Investment Management Agreement. These compensation arrangements could affect RCM or its affiliates’ judgment with respect to investments made on our behalf, which could adversely impact our financial condition and results of operations.

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

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the SEC that superseded all prior co-investment exemptive relief orders issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officers will provide reporting to the Board regarding compliance with such policies and procedures.

In situations where co-investment with funds managed by RCM or its affiliates is not permitted under the 1940 Act and related rules, existing or future SEC staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, RCM and its affiliates will need to decide which client or clients (including us) will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that a client (other than us) is granted the opportunity to proceed with the investment, we will not be permitted to participate in the investment we otherwise may have made.

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

RCM has the right to resign on 60 days’ written notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could materially adversely affect our financial condition, business and results of operations.

RCM has the right, under both the Investment Management Agreement and the Administration Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If RCM resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations are likely to be adversely affected and the market price of our common stock may decline. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may materially adversely affect us.

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

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if those investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times to comply with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

The fee structure under the Investment Management Agreement may induce RCM to pursue investments and incur leverage that may not be in the best interests of the shareholders.

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

In addition to amounts available to be borrowed under our Credit Facility, we may also issue debt securities or borrow additional amounts from financial institutions in order to obtain additional capital, up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue debt securities or incur indebtedness only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after such issuance or incurrence. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Furthermore, the debt capital that may be available to us in the future, if any is available at all, may be at a higher cost and on less favorable terms and conditions. A reduction in the availability of new capital could limit our ability to grow.

If we are unable to access the capital markets or if we are unable to borrow from financial institutions on terms acceptable to us, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have a material adverse effect on the value of our common stock.

We are subject to cybersecurity risks and incidents that may materially adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our, or RCM’s, cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately materially adversely impact our business, financial condition and operating results.

Our and RCM’s operations are dependent on secure information technology systems for data processing, storage and reporting. Increased cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-attacks pose a risk to the security of our and RCM’s information and the information of our portfolio companies. Like other companies, we or RCM may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information stored in, or transmitted through, our or RCM’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or RCM’s operations, which could result in damage to our or RCM’s reputation, financial losses, litigation, increased costs or regulatory penalties. Furthermore, if one of these events were to occur at one of our portfolio companies, it could materially adversely impact their business, financial condition and results of operations, which could have a corresponding negative impact on our investment. In addition, these cyber-attacks could affect our and RCM’s computer network, our website or our other service providers (such as, but not limited to, accountants, lawyers, transfer agents and our third-party IT service provider) and could result in operating disruptions or information misappropriation, which could have a material adverse effect on our business operations and the integrity and availability of our financial information. We and RCM have attempted to mitigate these cybersecurity risks by employing a number of processes, procedures and internal controls within our organization and RCM, but we remain potentially vulnerable to additional known and unknown threats. For more information regarding how we oversee, assess and manage cybersecurity risks, see Item 1C—Cybersecurity.

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

Our business and the businesses of our portfolio companies face increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we fail to act responsibly in several areas, such as environmental stewardship, support for local communities, corporate governance and transparency, and having RCM consider ESG factors in their investment processes on our behalf. Failure to act responsibly with respect to ESG activities could negatively impact our reputation, our relationship with existing and future portfolio companies, and our relationships with our investors, all of which could materially adversely affect our business and results of operations. Additionally, regulatory initiatives related to ESG could materially adversely affect our business and the businesses of our portfolio companies. Laws and regulations increase our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and materially adversely affect our results of operation.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could have a material adverse effect on our business and the market price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting, and a report of management is included under Item 9A of this Annual Report on Form 10-K. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Part II, Item 9A, “Controls and Procedures,” our management (i) identified a material weakness in internal control over financial reporting related to deficiencies in the design and implementation of controls over accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls and (ii) concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to this material weakness.

This material weakness did not result in any misstatements in our consolidated financial statements for 2025 included in this Annual Report on Form 10-K or a need for any changes to, or a restatement of, any previously filed financial statements. While this material weakness did not result in any material misstatements, a material weakness by definition creates a reasonable possibility that a material misstatement could occur and not be prevented or detected on a timely basis.

We have commenced a plan of remediation to remedy the material weakness. Remediation efforts include enhancing the design of controls over the preparation and review of the Corporation’s accounting for income taxes, increasing the level and amount of management review, and evaluating the need for additional tax expertise and supporting documentation. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to the reliability of financial reporting and the prevention of errors or irregularities. Accordingly, if the material weakness is not remediated, our business, financial condition, results of operations, and the trading price of our shares of common stock could be material and adversely affected.

Risks Related to our Investments

We have a limited number of companies in our portfolio of investments, and we may be subjected to greater risk if any of these companies perform poorly, go out of business or default on their repayment obligations under any of their debt instruments.

Our portfolio investment values are concentrated in a small number of companies and as such, we may experience a significant loss in our net asset value if one or more of these companies performs poorly, goes out of business or defaults on its repayment obligations under its debt instruments. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. As a result, if a significant loan fails to perform as expected, our business, financial condition, results of operation and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Similarly, the aggregate returns we realize may be materially adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. The unrealized or realized depreciation in the value of the securities of any one of these companies would negatively impact our NAV.

The lack of liquidity in our investments may materially adversely affect our business.

RCM invests on our behalf, and is expected to continue to invest on our behalf, primarily in portfolio companies whose securities are not publicly traded and may be subject to restrictions on resale, and as a result our investments are expected to be less liquid than publicly traded securities. Most of our investments are, and are expected to continue to be, either equity securities or debt securities acquired directly from small, private companies. The illiquidity of most of our portfolio may materially adversely affect our ability to dispose of the securities at times when it may be advantageous for us to liquidate investments. In addition, we may not realize the full value of these private investments if we have to liquidate all or a part of our portfolio investment quickly, given the lack of available markets for their sale.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we generally are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies and compliance with the RIC tax regulations. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements we must meet to maintain our RIC election, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies or industries, which may subject us to greater risk.

Economic downturns or recessions may materially adversely affect our portfolio companies’ financial performance and therefore harm our operating results.

The United States economy has periodically experienced periods of instability and recessions, and the financial results of the smaller companies in which we invest could be more acutely affected negatively by this instability and suffer deterioration in operational or financial results. Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Economic slowdowns or recessions could also lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Investing in private companies involves a high degree of risk.

We have in the past invested, and expect to continue to invest in the future, a substantial portion of our assets in small private companies. These private businesses may be thinly capitalized, unproven companies with risky technologies, products or services, may lack management depth, and may not have attained profitability. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with securities traded publicly. We expect that some of our investments will become worthless and that some will appear likely to become successful but will never realize their potential. We have historically been risk seeking rather than risk averse in our approach to our investments. Given the incentive compensation components of our arrangement with RCM under the Investment Management Agreement, including the Capital Gains Fee, RCM may be incentivized to be risk seeking rather than risk averse in making its investment decisions on our behalf. See “—Risks Related to our Business and Structure—The fee structure under the Investment Management Agreement may induce RCM to pursue investments and incur leverage, which may not be in the best interests of the shareholders.”

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

We have originated or invested in, and may in the future originate or invest in, covenant-lite loans to our portfolio companies, which means the loan agreement or other debt instrument governing these debt obligations contains fewer maintenance covenants than other loan agreements or debt obligations, or no maintenance covenants, and may not include covenants that we could use to monitor the financial performance of the portfolio company borrower, including covenants based upon compliance with financial ratios, and declare a default under the loan agreement or other debt instrument if the specified covenants are breached. While these loans or other debt obligations to portfolio company borrowers may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made to the same portfolio company borrower as it does not require this borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis, as is generally required under a covenant-heavy loan agreement or other debt instrument. Generally, covenant-lite loans or other debt instruments provide borrowers more freedom, which may negatively impact lenders because these covenants, if any, tend to be occurrence-based, meaning they are only tested and can only be breached following an affirmative action of the borrower, rather than by deterioration in the borrower’s financial condition. Should the financial condition of a portfolio company borrower begin to deteriorate, our investment in or origination of covenant-lite loans or other debt instruments to that portfolio company borrower may potentially reduce our ability to restructure the problematic loan and mitigate potential loss. As a result of our investment in or origination of covenant-lite loans, our exposure to losses may be increased, which could have a material adverse impact on the Corporation’s revenues, net income and NAV per share.

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
•
may from time to time be parties to litigation and may have fewer resources than larger companies to handle that litigation;
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

Any of these factors or changes thereto could impair a small company’s financial condition, results of operation, cash flow or result in other material adverse events, such as bankruptcy, any of which could limit a borrower’s ability to make scheduled payments on our debt securities. This, in turn, could result in losses in our investments and a decrease in our net interest income and NAV per share.

We may have limited access to information about privately-held companies in which we invest.

We invest primarily in privately-held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of RCM’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial statements are not subject to the Sarbanes-Oxley Act of 2002, as amended, the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or other rules and regulations that govern public companies. If we are unable to obtain sufficient material information about these companies, RCM may not make a fully informed investment decision, and we may lose money on our investment.

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

Our portfolio companies may incur debt that ranks equal with, or senior to, our investments in these companies.

We invest primarily in debt securities issued by our portfolio companies. In many cases, portfolio companies are permitted to have other debt that ranks equal with, or senior to, the debt securities in which we invest. By their terms, such debt instruments often provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, a portfolio company may not have sufficient remaining assets to use for repaying its obligation to us. In the case of debt ranking equal with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

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

Because we generally do not hold controlling interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not have an expectation to control the decision making in our portfolio companies, even if we have a board seat or board observation rights. Rather, we typically invest as a minority shareholder in our portfolio companies in connection with equity investments. Because of this, we are subject to the risk that our portfolio companies will make business decisions with which we disagree or will incur risks or otherwise act in ways that do not maximize their value and serve our interests as minority debt and equity holders. Due to the lack of liquidity in our investments in these private companies, we may not be able to dispose of our investment in these portfolio companies as freely as we would like or at a valuation that we believe is appropriate. As a result, a portfolio company may make decisions that could decrease its value and thus the value of our portfolio holdings. In addition, as a minority shareholder in our equity investments, we are generally unable to require the portfolio company to seek or entertain liquidity events as a way to exit our equity investments. This may cause us to hold equity investments longer than planned or to seek a sale that may not reflect the full value of our equity investment.

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

We have previously borrowed, and will likely in the future borrow, money under our Credit Facility with M&T Bank, as lender (the “Lender”), which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing with us. Our ability to service our existing and potential future debt depends largely on our financial performance, which is impacted by the financial performance of our portfolio companies and is subject to prevailing economic conditions and competitive pressures.

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

In order to assist investors in understanding the effects of leverage, the following table illustrates the effect of leverage on returns from an investment in our common stock assuming our asset coverage equals (i) 300% asset coverage as of December 31, 2025, (ii) 200% asset coverage as of December 31, 2025, and (iii) 150% asset coverage as of December 31, 2025, at various annual returns, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Effects of Leverage Based on Actual Amount of Borrowings Incurred by us as of December 31, 2025

	Assumed Return on Our Portfolio (net of expenses) (1)
	-10%	-5%	0%	5%	10%	15%
Corresponding return to a shareholder assuming 300% asset coverage as of December 31, 2025 (2)	-18.9%	-11.4%	-3.9%	3.6%	11.1%	18.6%
Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2025 (3)	-27.9%	-17.9%	-7.9%	2.1%	12.1%	22.1%
Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2025 (4)	-45.8%	-30.8%	-15.8%	-0.8%	14.2%	29.2%

(1) The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

(2) In order to compute the “Corresponding return to a shareholder assuming actual asset coverage as of December 31, 2025,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.88% by the approximately $18 million in principal amount of debt outstanding, assuming 300% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025, assuming 300% asset coverage to determine the “Corresponding return to a shareholder assuming 300% asset coverage as of December 31, 2025.”

(3) In order to compute the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2025,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.88% by the approximately $27 million of principal debt outstanding, assuming 200% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025, assuming 200% asset coverage to determine the “Corresponding return to a shareholder assuming 200% asset coverage as of December 31, 2025.”

(4) In order to compute the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2025,” the “Assumed Return on Our Portfolio” is multiplied by the total value of our assets at December 31, 2025, to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 7.88% by the approximately $35 million of principal debt outstanding, assuming 150% asset coverage) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025, assuming 150% asset coverage to determine the “Corresponding return to a shareholder assuming 150% asset coverage as of December 31, 2025.”

Because we often borrow money to make our investments, if there is an increase in market interest rates, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.

Because we often borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds under our Credit Facility (which is variable rate indebtedness) to make an investment and the rate at which we invest those funds (which, with respect to our debt investments, is fixed rate indebtedness). When interest rates increase, our debt service obligations under our Credit Facility increase even though the amount borrowed remains the same. As a result, an increase in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments and those debt investments carry a fixed interest rate. In periods of rising interest rates, our cost of funds would increase with respect to amounts borrowed under our Credit Facility, but the interest income received from our portfolio companies under our fixed interest rate debt investments will remain constant, which has reduced, and could in the future continue to reduce, our net investment income.

The SBCAA allows us to incur additional leverage, which could increase the risk of investing in our common stock.

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

Investing in our common stock involves a high degree of risk and may be inappropriate for an investor’s risk tolerance.

Our investments, in accordance with our investment objective and principal strategies, may result in a greater than average amount of risk and volatility and may result in loss of principal. Our investments in portfolio companies are often highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for investors for whom such risk is inappropriate. Neither our investments nor an investment in our shares constitutes a balanced investment program.

Sales of substantial amounts of our common stock may have an adverse effect on the market price of our securities.

Sales of substantial amounts of our common stock, or the availability of such securities for sale or the perception that such sales could occur, whether by East or otherwise, could adversely affect the prevailing market prices for our common stock.

Risks Related to U.S. Federal Income Tax

In connection with our RIC election, we may not be able to pay distributions to our shareholders, our distributions may not grow over time and a portion of our distributions may be a return of capital.

In connection with our RIC election, we intend to continue to pay distributions in the form of cash dividends to our shareholders out of assets legally available for distribution. However, we cannot assure shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions or results in year over year increases in cash distribution amounts. Our ability to pay distributions could be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, state corporate law requirements and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will pay distributions on our common stock in the future.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our RIC election under Subchapter M of the Code, which would materially adversely affect our results of operations and financial condition.

No assurance can be given that we will be able to maintain RIC status, and we will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code. In order to satisfy the requirements for RIC tax treatment, we must meet the following annual distribution, income source and asset diversification requirements to be relieved of federal taxes on income and gains distributed to our shareholders:

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

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We recognize the importance of maintaining cybersecurity measures to safeguard our information systems and to protect the confidentiality and availability of information located on our information systems. Given this importance, we have integrated the consideration of operational risks related to cybersecurity into our enterprise risk management program, which is reviewed and updated as appropriate and the results of this review are presented to the Board.

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

Material Impact of Cybersecurity Risks

In the last three fiscal years ended December 31, 2025, we have not experienced a material information security breach incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, the preventative actions we have taken and continue to take to reduce the risk of cybersecurity threats and incidents may not successfully protect against these potential threats and incidents in the future, and any future incident could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see Item 1A, Risk Factors, Risks Related to our Business and Structure—We are subject to cybersecurity risks and incidents that may materially adversely affect our operations, the operations of RCM or the companies in which we invest. A failure in our, or RCM’s, cybersecurity systems could impair our ability to conduct business and damage our business relationships, compromise or corrupt our confidential information and ultimately materially adversely impact our business, financial condition and operating results.

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by the officers of Rand and RCM and is primarily administered by our experienced third-party IT service provider. The officers of Rand and our third-party IT service provider are in regular communications as a means to discuss and determine actions to be taken by the Corporation with respect to our ongoing cybersecurity risk mitigation efforts.

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

Item 3. Legal Proceedings

We may be, from time to time, subject to claims and suits arising in the ordinary course of business. While management believes that there are no legal proceedings involving the Corporation as of the date of this Annual Report, the Corporation may be subject to legal proceedings in the future, and any such legal proceedings may have material unforeseen adverse outcomes that may not be covered by our insurance.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shareholders of Record

On February 27, 2026, we had a total of approximately 2,020 shareholders, which included 45 record holders of our common stock, and an estimated 1,975 holders with shares beneficially owned and held in “street” name or under clearinghouse positions of brokerage firms or banks.

Share Price Data

Our common stock is traded on The Nasdaq Capital Market under the symbol “RAND.” It is not possible to predict whether our common stock will trade at, above or below net asset value. See Part I, Item 1A, Risk Factors—Risks Related to Our Common Stock—Our shares often trade at a discount to our net asset value.

The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2025 and 2024, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Discount to Net Asset	Dividend
	Value (1)	High	Low	Value (2)	Value (2)	Per Share
Year ended December 31, 2024
First Quarter	$23.85	$14.10	$12.81	(40.88)%	(46.29)%	$0.25
Second Quarter	$26.56	$19.60	$13.69	(26.20)%	(48.46)%	$0.29
Third Quarter	$27.29	$19.49	$14.01	(28.58)%	(48.66)%	$0.29
Fourth Quarter	$25.31	$24.10	$16.00	(4.78)%	(36.78)%	$4.20
Year ended December 31, 2025
First Quarter	$21.99	$28.50	$18.50	29.60%	(15.87)%	$0.29
Second Quarter	$19.10	$19.80	$14.95	3.66%	(21.73)%	$0.29
Third Quarter	$18.06	$19.20	$14.35	6.31%	(20.54)%	$0.29
Fourth Quarter	$17.57	$17.00	$10.60	(3.24)%	(39.67)%	$0.85

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

Dividends

We have elected U.S. federal tax treatment as a RIC as of January 1, 2020 on our U.S. federal income tax return for the 2020 tax year. In order to qualify as a RIC, among other things, we are required to meet certain source of income and asset diversification requirements and timely distribute to our shareholders at least 90% of our investment company taxable income, as defined in Subchapter M of the Internal Revenue Code, for each tax year. If we make the requisite distributions to our shareholders, this will generally relieve us from any requirement to pay corporate-level U.S. federal income taxes with respect to all income distributed to our shareholders.

The Board declared the following dividends during the year ended December 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.29	March 14, 2025	March 28, 2025	Quarterly
2nd	$0.29	May 30, 2025	June 13, 2025	Quarterly
3rd	$0.29	August 29, 2025	September 12, 2025	Quarterly
4th	$0.29	December 16, 2025	December 30, 2025	Quarterly
4th	$0.56	December 16, 2025	December 30, 2025	Special

Share Repurchase Program

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
10/1/2025 – 10/31/2025	—	$—	—	$1,500,000
11/1/2025 – 11/30/2025	—	$—	—	$1,500,000
12/1/2025 – 12/31/2025	—	$—	—	$1,500,000
Total	—	$—	—

(1)
There were no shares repurchased, in open market transactions, during the fourth quarter of 2025.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 23, 2025, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 23, 2026. During the year ended December 31, 2025, we did not repurchase any shares of our common stock.

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our common stock, the Nasdaq Market Index, and the S&P BDC Index, assuming an investment amount of $100 at the end of 2020. The cumulative total return for each annual period within the five years presented is measured by dividing (1) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between share prices at the end and at the beginning of the measurement period by (2) the share price at the beginning of the measurement period.

Comparison of cumulative total return of one or more companies, industry indexes and/or broad markets

	YEAR ENDED DECEMBER 31,
Company/Index/Market	2020	2021	2022	2023	2024	2025
Rand Capital Corporation	$100.00	$99.04	$82.15	$88.28	$167.49	$109.08
NASDAQ Market Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P BDC Index	$100.00	$137.42	$124.51	$158.85	$185.23	$178.74

The performance graph information provided above will not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, unless in the future we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into any filing under the Securities Act or the Exchange Act.

Fees and Expenses

The following table is intended to assist you in understanding the fees and expenses that an investor in our common stock will bear, directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses, paid by “us” or that “we” will pay fees or expenses, our shareholders will indirectly bear such fees or expenses as investors in us.

Shareholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Total shareholder transaction expenses	—
Annual expenses (as a percentage of net assets attributable to common stock):
Base Management Fees	1.53%	(3)
Incentive Fees	0.36%	(4)
Interest payments on borrowed funds	0.43%	(5)
Other expenses	3.19%	(6)
Total annual expenses	5.51%

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
(4)
The portion of Incentive Fees paid with respect to net investment income and capital gains, if any, is based on actual amounts incurred during the year ended December 31, 2025 and, with respect to any Incentive Fee attributable to capital gains (of which no such fee was earned for 2025), would have been paid during the first quarter of 2026. With respect to the income-based incentive fees set forth above, only $21,500 was paid to RCM during 2025 and the remaining amount is being deferred as provided for under the terms of the Investment Management Agreement and shall become payable to RCM only if, as, when and to the extent cash is received by the Corporation with respect to the Accrued Unpaid Income that underlies such income-based incentive fee. As of December 31, 2025, the cumulative accrued income-based incentives being deferred were $342,896. Such Incentive Fees are based on performance, vary from period to period and are not paid unless our performance exceeds specified thresholds. Incentive Fees in respect of net investment income do not include incentive fees in respect of net capital gains. See Part I, Item 1, Business—Incentive Fees. As we cannot predict our future net investment income or capital gains, the Incentive Fee paid in future periods, if any, may be substantially different than the fee reported during the year ended December 31, 2025.
(5)
Assumes borrowings representing approximately 7% of our average net assets at an average annual interest rate of 6.8%, which amount of assumed borrowings has been computed based upon our debt levels outstanding as of December 31, 2025 as further adjusted for projected increases in our debt levels over the next twelve months. The amount of leverage that we may employ at any particular time will depend on, among other things, our Board’s and RCM’s assessment of market and other factors at the time of any proposed borrowing.
(6)
Other expenses in this table represents our estimated operating expenses and income tax expenses for the fiscal year ending December 31, 2026.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return	$54	$156	$250	$454

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included within Item 8, Financial Statements and Supplementary Data, of this Annual Report.

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of Section 27A of the Securities Act and in Section 21E of the Exchange Act, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including certain forward-looking statements included below in the “Outlook” section of this Item 7, and including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable to RCM for 2026; statements regarding our compliance with the RIC requirements as of December 31, 2025; and statements regarding future dividend payments. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions (including their negative counterparts or other various or comparable terminology) are intended to identify forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we currently expect, including:

•
our dependence upon RCM for our future success;
•
our dependence on RCM to manage and deploy capital effectively;
•
RCM’s ability to maintain and develop its referral relationships, or the failure of these relationships to generate investment opportunities for us;
•
the highly-regulated environment we operate in;
•
political and regulatory conditions contributing to uncertainty and market volatility, both for us and our portfolio companies;
•
the valuation of our portfolio investments;
•
the competitive market for investment opportunities in which RCM operates;
•
conflicts of interests held by members of the Investment Committee of RCM and members of our management;
•
our potential inability to enter into transactions with our affiliates;
•
our obligation to pay RCM incentive compensation, even if we incur a net loss;
•
RCM’s limited liability under the Investment Management Agreement and the Administration Agreement and our indemnification obligations to RCM thereunder;
•
RCM’s right to resign as our investment adviser and administrator on 60 days’ written notice and our potential inability to find a suitable replacement within 60 days or at all;
•
our failure to maintain our qualification as a BDC if we do not invest a sufficient portion of our assets in qualifying assets;
•
the fee structure under the Investment Management Agreement potentially inducing RCM to pursue investments and incur leverage that may not be in the best interests of our shareholders;
•
our ability to raise additional capital to grow;
•
our ability to defend our operations against cybersecurity attacks;
•
fluctuation in our annual and quarterly results;
•
risks related to corporate social responsibility;
•
the limited number of companies in our portfolio of investments and the corresponding heightened risk if any of those companies perform poorly, go out of business or default on their repayment obligations under any of their debt instruments;

•
the lack of liquidity in our investments;
•
the extent to which we take large economic positions in a small number of portfolio companies, as we are permitted to do as a non-diversified investment company within the meaning of the 1940 Act;
•
general negative economic factors, including economic downturns and recessions;
•
our investment in covenant-lite loans to our portfolio companies;
•
our portfolio primarily consisting of debt and equity investments in small companies that are not publicly traded;
•
our inability to exercise control over our portfolio companies, as we typically do not hold controlling interests in our portfolio companies;
•
the debt investments we hold in our portfolio companies being subordinate to other debt our portfolio companies incur;
•
our inability to make follow-on investments in our portfolio companies, due to lack of funds or otherwise;
•
the extent to which we borrow money, which magnifies the potential for loss on amounts we invest;
•
the SBCAA allowing us to incur additional leverage;
•
our Credit Facility, or any other future borrowing facility, limiting our discretion in operating our business;
•
East’s majority ownership of our outstanding common stock;
•
our shares often trading at a discount to our net asset value;
•
risks relating to U.S. federal income tax, including our ability to maintain our RIC election; and
•
the other risks and uncertainties described in Item 1A, Risk Factors, of this Annual Report.

While we believe that the forward-looking statements in this Annual Report are reasonable, we caution that it is very difficult to predict the effect of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under this Item 7 and under Item 1A, Risk Factors, of this Annual Report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand’s outstanding common stock at December 31, 2025. Concurrent with the Closing, RCM, a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of December 31, 2025, we had no senior securities outstanding and, as a result, our asset coverage ratio for senior securities as of December 31, 2025 is incalculable.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2025, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following dividends during the year ended December 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.29	March 14, 2025	March 28, 2025	Quarterly
2nd	$0.29	May 30, 2025	June 13, 2025	Quarterly
3rd	$0.29	August 29, 2025	September 12, 2025	Quarterly
4th	$0.29	December 16, 2025	December 30, 2025	Quarterly
4th	$0.56	December 16, 2025	December 30, 2025	Special

On December 5, 2024, our Board declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of our common stock on or about January 24, 2025 to shareholders of record as of December 16, 2024. The stock dividend increased the number of issued and outstanding shares of our common stock from 2,648,916 shares and 2,581,021 shares, respectively, to 3,037,709 shares and 2,969,814 shares, respectively, on January 24, 2025.

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the SEC that superseded all prior co-investment exemptive relief orders issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officer will provide reporting to the Board regarding compliance with such policies and procedures.

Outlook

Rand remains committed to expanding and scaling its business by focusing on debt and related equity investments in privately held, lower middle-market companies. We believe disciplined underwriting, selective portfolio construction, and active monitoring are critical in the current credit environment, and that attention to these core principles will drive long-term investment income growth and enhance shareholder value through regular dividend distributions. In 2025, we declared and paid total dividends of $1.72 per share.

During 2025, we monetized select equity investments and received loan repayments that generated approximately $18 million in aggregate cash proceeds. We strategically allocated these funds by reducing outstanding borrowings under our senior secured revolving credit facility (the “Credit Facility”) by approximately $0.6 million, and investing approximately $6.6 million into income-producing investments to support investment income. At December 31, 2025, after capital deployment and distributing an aggregate of $7.3 million in cash dividends to shareholders during 2025, we had approximately $4.2 million in cash on hand and $19.2 million in available capacity under our Credit Facility to support future investments. Entering 2026, we believe we have a strong and flexible balance sheet supported by multiple sources of capital.

Our portfolio composition continued shifting toward debt investments in 2025, reflecting our focus on expanding our base of interest-yielding assets. As of December 31, 2025, 79% of our portfolio consisted of interest-yielding debt instruments, up from 75% at the end of 2024. Our weighted average portfolio yield in 2025 decreased to 11.3% from 13.8% in the prior year, primarily due to increased non-accrual rates on debt investments during 2025 and changes in portfolio mix following repayments and new investment activity.

Supported by our liquidity position and access to capital, we believe we are well-positioned to continue executing our strategy of portfolio expansion, investment income growth, and sustainable dividend distributions. Market conditions during 2025 contributed to slower industry-wide origination activity and an increased use of payment-in-kind (“PIK”) interest structures. We monitor these dynamics closely, remain disciplined in underwriting, and expect to deploy capital opportunistically as attractive risk-adjusted opportunities arise.

As a lender, we remain exposed to market risks, including interest rate and refinancing risks that can affect borrowers’ cost of capital, credit performance, and overall portfolio returns. As of December 31, 2025, all of our debt investments carried fixed interest rates, whereas borrowings under our Credit Facility bear interest at a variable rate equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. In rising interest rate environments, our fixed-rate debt investments generate stable returns, but our cost of capital under the Credit Facility increases, which could impact net investment income and overall returns. At the same time, further interest rate reductions could improve refinancing and transaction activity in the lower middle market, potentially supporting origination levels or result in prepayments from our portfolio companies, which could potentially adversely affect us. The timing and magnitude of any such changes remain uncertain. See Part I, Item 1A, Risk Factors—Risks Related to Our Indebtedness for further discussion of interest rate risk.

Trends and Opportunities

We believe our combination of cash on hand, Credit Facility availability, proceeds from portfolio exits, and anticipated investment income provides the liquidity necessary to capitalize on new investment opportunities and reinvest in high-performing portfolio companies. RCM continues to build a pipeline of potential investments on our behalf, and we expect to remain selective and disciplined as we evaluate investment opportunities. Key trends and strategic advantages that support our outlook include:

•
Resilient Capital Demand: Well-managed lower middle-market businesses continue to require growth capital and transition capital, even amid tighter credit conditions. While origination activity remains measured, demand persists for flexible, non-bank capital solutions, particularly among companies seeking to navigate near-term market uncertainty or to position themselves for long-term growth.
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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 1—Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report.

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

Valuation of Investments

Our investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

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

At December 31, 2025 and 2024, all of our investments were Level 3 investments. There were no Level 1 or Level 2 investments at December 31, 2025 or 2024.

In the valuation process, we value restricted securities, categorized as Level 3 investments, using information from these portfolio companies, and, when considered appropriate, third-party valuation inputs, which may include:

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

The significant unobservable inputs used in the fair value measurement of our equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, our portfolio companies are typically privately-held, lower middle market companies, and these industry standards may be adjusted to more closely match the specific financial and operational characteristics of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic and unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and us, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans that are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current.

We may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on our consolidated statement of operations. Dividend income is recognized on an accrual basis when it can be reasonably estimated for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

We may hold preferred equity securities that contain cumulative dividend provisions. Cumulative dividends are recorded as dividend income, if declared and deemed collectible, and any dividends in arrears are recognized into income and added to the balance of the preferred equity investment. The actual collection of these dividends in arrears may be deferred until such time as the preferred security is redeemed.

Financial Condition

Overview:

	December 31, 2025	December 31, 2024	Decrease	Decrease
Total assets	$53,195,312	$72,457,433	$(19,262,121)	(26.6)%
Total liabilities	1,011,859	7,124,913	(6,113,054)	(85.8)%
Net assets	$52,183,453	$65,332,520	$(13,149,067)	(20.1)%

Net asset value per share (NAV) was $17.57 per share at December 31, 2025 versus $25.31 per share at December 31, 2024.

Cash and cash equivalents approximated 8.1% of net assets at December 31, 2025, as compared to 1.3% at December 31, 2024.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. There was no outstanding balance drawn on the Credit Facility at December 31, 2025, as compared to a balance of $600,000 as of December 31, 2024. See Note 5—Senior Secured Revolving Credit Facility to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the year ends indicated.

	December 31, 2025	December 31, 2024	Change	% Change
Investments, at cost	$57,062,399	$68,120,235	$(11,057,836)	(16.2)%
Unrealized (depreciation) appreciation, net	(8,581,903)	2,697,806	(11,279,709)	(418.1)%
Investments, at fair value	$48,480,496	$70,818,041	$(22,337,545)	(31.5)%
Number of Active Portfolio Companies	20	22

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 93% of net assets at December 31, 2025 as compared to approximately 108% of net assets at December 31, 2024.

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

The change in investments, at cost, during the year ended December 31, 2025, was comprised of the following:

Cost Increase (Decrease)
New investments:
Bauer Sheet Metal and Fabricating Inc. (Bauer)	$3,250,000
BlackJet Direct Marketing, LLC (BlackJet)	2,500,000
BMP Food Service Supply Holdco, LLC (FSS)	400,000
ITA Acquisition, LLC (ITA)	375,000
Carolina Skiff LLC (Carolina Skiff)	34,755
Total of new investments	6,559,755
Other changes to investments:
FSS interest conversion	653,470
Caitec, Inc. (Caitec) interest conversion	575,152
Mountain Regional Equipment Solutions (MRES) interest conversion, fee conversion and OID amortization	362,419
Autotality (formerly Filterworks Acquisition USA, LLC) interest conversion	220,923
Highland All About People Holdings, Inc. (All About People) interest conversion	130,740
Seybert’s Billiards Corporation (Seybert’s) OID amortization and interest conversion	69,983
BMP Swanson Holdco, LLC (Swanson) interest conversion	54,472
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	51,507
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	25,508
Pressure Pro, Inc. (Pressure Pro) OID amortization and interest conversion	22,445
Inter-National Electronic Alloys LLC (EFINEA) interest conversion	17,177
GoNoodle, Inc. (GoNoodle) interest conversion	14,457
BlackJet interest conversion	6,941
Bauer OID amortization	600
Total of other changes to investments	2,205,794
Investments repaid, sold, liquidated or converted:
GoNoodle warrant expiration	(25)
Carolina Skiff equity sale	(34,755)
Lumious loan repayment and realized loss	(789,944)
HDI Acquisition LLC (Hilton) debt repayment	(1,071,824)
Pressure Pro debt repayment and warrant sale	(1,755,150)
Tilson Technology Management, Inc. (Tilson) liquidation	(2,850,015)
Mattison Avenue Holdings LLC (Mattison) debt repayment	(5,572,902)
Seybert’s debt repayment	(7,748,770)
Total of investments repaid, sold, liquidated or converted	(19,823,385)
Net change in investments, at cost	$(11,057,836)

Our top five portfolio companies represented 41% of total assets at December 31, 2025:

Company	Industry	Fair Value at December 31, 2025	% of Total Assets at December 31, 2025
EFINEA	Distribution	$5,189,246	10%
Caitec	Consumer Products	$5,050,064	9%
First Coast Mulch	Professional Services	$3,916,344	7%
All About People	Professional Services	$3,905,831	7%
FSS	Professional Services	$3,859,834	7%

Our top five portfolio companies represented 50% of total assets at December 31, 2024:

Company	Industry	Fair Value at December 31, 2024	% of Total Assets at December 31, 2024
Tilson	Professional Services	$11,500,000	16%
Seybert’s	Consumer Products	$7,922,787	11%
FSS	Professional Services	$7,035,645	10%
Mattison	Professional Services	$5,572,902	8%
Caitec	Consumer Products	$4,474,912	6%

Below is the geographic breakdown of our investments using fair value as of December 31, 2025 and 2024:

Geographic Region	% of Net Asset Value at December 31, 2025	% of Net Asset Value at December 31, 2024
USA – East	44%	52%
USA – South	25%	31%
USA – West	24%	25%
Total investments as a % of net asset value	93%	108%

As of December 31, 2025, and 2024, our investment portfolio consisted of the following types of investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Subordinated Debt and Promissory Notes	$47,607,421	84%	$37,921,210	78%
Convertible Notes	536,344	1%	536,344	1%
Equity and Membership Interests	8,796,596	15%	9,070,170	19%
Equity Warrants	122,038	—	952,772	2%
Total	$57,062,399	100%	$48,480,496	100%

December 31, 2024:
Subordinated Debt and Promissory Notes	$56,098,724	82%	$53,081,594	75%
Convertible Notes	484,837	1%	—	—
Equity and Membership Interests	11,396,611	17%	16,936,384	24%
Equity Warrants	140,063	—	800,063	1%
Total	$68,120,235	100%	$70,818,041	100%

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

Investment Income

	December 31, 2025	December 31, 2024	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$5,689,511	$7,727,949	$(2,038,438)	(26.4)%
Interest from other investments	176,668	2,356	174,312	n/m
Dividend and other investment income	122,832	295,260	(172,428)	(58.4)%
Fee income	485,881	533,720	(47,839)	(9.0)%
Total investment income	$6,474,892	$8,559,285	$(2,084,393)	(24.4)%

n/m - Not meaningful

Investment income was received, on a current basis, from 19 portfolio companies during the year ended December 31, 2025 and from 25 portfolio companies during the year ended December 31, 2024.

Interest from portfolio companies - Interest from portfolio companies was approximately 26% lower for the year ended December 31, 2025 versus 2024 due to repayment of several interest-yielding investments during the last year, without corresponding new debt instrument originations in replacement. Debt instruments were repaid by Hilton, Lumious, Mattison, Pressure Pro, and Seybert’s during the year ended December 31, 2025. In addition, our debt investments in FSS, ITA, and MRES were placed on non-accrual status during the year ended December 31, 2025.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the year ended December 31, 2025 versus the same period in 2024.

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

	December 31, 2025	December 31, 2024
EFINEA	$99,290	$—
Tilson	13,125	52,500
Mobile IV Nurses	10,417	—
FS KKR Capital Corp (FS KKR)	—	105,600
PennantPark Investment Corporation (Pennantpark)	—	54,600
Carlyle Secured Lending Inc. (Carlyle)	—	41,280
Barings BDC, Inc. (Barings)	—	31,200
Ares Capital Corporation (Ares)	—	10,080
Total dividend and other investment income	$122,832	$295,260

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

The income associated with the amortization of financing fees was $248,844 and $209,316 for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recognized loan monitoring fees of $37,584, consisting of $20,000 from our investment in Pressure Pro, $11,589 from our investment in First Coast Mulch, and $5,995 from our investment in Autotality. Additionally, we recognized $199,453 in non-recurring fees, consisting of a prepayment fee of $167,187 from our debt investment in Mattison, a prepayment fee of $17,266 from our debt investment in Pressure Pro, and a loan modification fee of $15,000 from our investment in MRES.

During the year ended December 31, 2024, we recognized loan monitoring fees of $92,393, consisting of $28,814 from our investment in Mattison, $20,000 from our investment in FSS, $20,000 from our investment in Pressure Pro, $11,990 from our investment in Autotality, and $11,589 from our investment in First Coast Mulch. Additionally, we recognized $232,011 in non-recurring fees, consisting of a prepayment fee and loan modification fee totaling $151,229 from our debt investment in SciAps, Inc. (SciAps), a dividend consent fee and prepayment fees totaling $75,782 from our investment in Pressure Pro, and a loan modification fee of $5,000 from our investment in Lumious.

Expenses

	December 31, 2025	December 31, 2024	Decrease	% Decrease
Total expenses	$1,188,671	$4,837,282	$(3,648,611)	(75.4)%

Total expenses decreased by approximately $3,650,000 for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in expenses was primarily due to an approximately $2,577,000 decrease in the capital gains incentive fee expense, an approximately $977,000 decrease in interest expense, and an approximately $382,000 decrease in base management fees payable to RCM.

The capital gains incentive fee benefit was ($1,565,000) during the year ended December 31, 2025 and is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of both net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. The decrease in expense during the year ended December 31, 2025 is attributable to a net increase in net unrealized depreciation in excess of realized capital gains during the period, which was primarily the result of the writedown in valuation and subsequent realized loss with respect to our investment in Tilson.

The decrease in interest expense resulted from lower average outstanding debt balances under the Credit Facility during the year ended December 31, 2025 versus the same period in 2024. Interest expense for the year ended December 31, 2025 and 2024 was $112,528 and $1,089,678, respectively.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid or the fair value of our investments decline, the base management fee payable to RCM will decrease accordingly. The base management fee expense for the years ended December 31, 2025 and 2024 was $830,630 and $1,212,160, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the years ended December 31, 2025 and 2024 was $5,288,911 and $3,425,077, respectively.

Net Realized (Loss) Gain on Investments

	December 31, 2025	December 31, 2024
Net realized (loss) gain on sales and dispositions, before income taxes	$(2,001,313)	$11,124,864

During the year ended December 31, 2025, we recognized a net realized loss of ($2,850,015) on the liquidation of our investment in Tilson. Tilson filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, and subsequently sold all of its assets.

During the year ended December 31, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the year ended December 31, 2025, we recognized a gain of $55,357 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022, and a gain of $684 from the sale of our preferred equity investment in Carolina Skiff. We also recognized a net realized loss of ($77,314) on our debt investment in Lumious and a realized loss of ($25) on our warrant investment in GoNoodle when our Series C warrant expired without being exercised.

During the year ended December 31, 2024, we sold our investment in SciAps and recognized a realized gain of $7,716,461. In addition, during the year ended December 31, 2024, we recognized a net realized gain of $3,450,092 on the sale of ACV Auctions, Inc. (ACV), a net realized gain of $598,371 on the sale of Carlyle, a net realized gain of $484,834 on the sale of Pennantpark, a net realized gain of $190,072 on the sale of FS KKR, a net realized gain of $176,794 on the sale of Ares, and a net realized gain of $59,282 on the sale of Barings. We also recognized a realized gain of $397,264 from proceeds received from Tilson, following a partial sale of certain SQF assets, and a realized gain of $23,699 from additional proceeds received from DSD Operating, LLC (DSD), an investment we exited during 2023.

During the year ended December 31, 2024, we liquidated our investment in Knoa Software, Inc. (Knoa), which was previously valued at $0, and recognized a realized loss of ($1,229,155) and liquidated our investment in Mezmeriz, Inc. (Mezmeriz), which was previously valued at $0, and recognized a realized loss of ($742,850).

Net Change in Unrealized (Depreciation) Appreciation on Investments

The change in net unrealized (depreciation) appreciation, before income taxes, for the year ended December 31, 2025 was comprised of the following:

Year ended December 31, 2025
Seybert's	$1,051,659
SQF LLC (Verta)	1,000,000
EFINEA	788,235
First Coast Mulch	484,837
BlackJet	250,000
Mobile IV Nurses	125,000
Carolina Skiff	(442,755)
Pressure Pro	(720,000)
MRES	(1,462,419)
ITA	(1,475,000)
FSS	(4,229,281)
Tilson	(6,649,985)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(11,279,709)

We exited our investment in Tilson during the year ended December 31, 2025. Tilson filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, and subsequently sold all of its assets.

We also exited our investment in Pressure Pro during the year ended December 31, 2025.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Seybert’s, Verta, EFINEA, First Coast Mulch, BlackJet, and Mobile IV Nurses after a financial analysis of each of the portfolio companies indicated continued improved performance.

During the year ended December 31, 2025, the valuation of our investments in FSS, ITA, MRES, and Carolina Skiff were each decreased after a review of their operations and financial condition.

The change in net unrealized (depreciation) appreciation, before income taxes, for the year ended December 31, 2024 was comprised of the following:

Year ended December 31, 2024
Knoa	$1,129,155
Tilson	950,000
Mezmeriz	742,850
Pressure Pro	720,000
Swanson	250,000
Barings	(9,848)
Caitec	(72,522)
Ares	(153,490)
FS KKR	(203,502)
MRES	(716,545)
Carlyle	(386,811)
Filterworks	(396,226)
All About People	(400,000)
Pennantpark	(455,238)
First Coast Mulch	(484,837)
Carolina Skiff	(500,000)
FSS	(610,000)
ITA	(2,565,130)
ACV	(2,900,156)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(6,062,300)

We sold our investments in ACV, Ares, Barings, Carlyle, FS KKR, Knoa, Mezmeriz, and Pennantpark during the year ended December 31, 2024.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Tilson, Pressure Pro, and Swanson after a financial analysis of each of the portfolio companies indicated continued improved performance.

During the year ended December 31, 2024, the valuation of our investments in Caitec, MRES, Autotality, All About People, First Coast Mulch, Carolina Skiff, FSS, and ITA were each decreased after a review of their operations and financial condition.

All of the valuation adjustments resulted from a determination in good faith by RCM, which was subsequently approved by our Board, using the guidance set forth by ASC 820 and our established valuation policy.

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the years ended December 31, 2025 and 2024 was ($8,039,620) and $8,827,612, respectively.

Comparison of the years ended December 31, 2024 and 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in our annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which was filed with the Securities and Exchange Commission on March 10, 2025.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of December 31, 2025, our total liquidity consisted of approximately $4,209,000 in cash and cash equivalents and approximately $19,200,000 in unused availability on our Credit Facility.

During 2022, we entered into the Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. There was no outstanding balance drawn on the Credit Facility at December 31, 2025. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was $19,200,000 at December 31, 2025.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At December 31, 2025, our applicable interest rate under the Credit Facility was 7.37%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants as of December 31, 2025.

For the year ended December 31, 2025, we experienced a net increase in cash and cash equivalents in the amount of approximately $3,374,000, which is a net effect of approximately $11,252,000 of cash provided by our operating activities and approximately $7,878,000 used in our financing activities.

The $11,252,000 of cash provided by our operating activities during the year ended December 31, 2025, resulted primarily from net investment income of approximately $5,289,000, approximately $17,822,000 from the sales of equity investments and repayments of debt investments, and an approximately $246,000 net decrease in operating assets. This was partially offset by approximately $6,560,000 used to fund new or follow-on portfolio company investments, approximately $2,149,000 in non-cash interest income, and an approximately $3,345,000 net decrease in operating liabilities.

Net cash flow used in our financing activities during the year ended December 31, 2025 was approximately $7,878,000. This is comprised of the $600,000 repaid on the Credit Facility and approximately $7,278,000 in cash dividends paid to shareholders.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities and through borrowings under the $25 million Credit Facility. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

The following table summarizes the cash estimated to be received over the next five years from existing portfolio companies based on contractual obligations as of December 31, 2025. These payments represent scheduled principal and interest payments that are due under the terms of the investment securities we own in each portfolio company and are subject to change based on factors such as conversions, restructurings and other events that may be beyond our control. It does not include the effect of equity investments, which may provide additional proceeds upon exit of the investment.

	Cash Receipts due by year
	2026	2027	2028	2029	2030 and beyond
Scheduled cash receipts from portfolio companies	$13,150,000	$23,270,000	$13,910,000	$8,460,000	$6,350,000
Number of companies contributing to the scheduled cash receipts	14	12	9	5	2

Regulated Investment Company (RIC) Status and Distributions

We have elected U.S federal tax treatment as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be subject to corporate-level U.S. federal income tax on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to shareholders on a timely basis.

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

Contractual Obligations

The following table summarizes our contractual cash obligations and other commercial commitments as of December 31, 2025:

Payments Due by Period
Contractual Obligations	Total	Less than one year	2 - 3 years	4 - 5 years	More than 5 years
Credit Facility	$-	$-	$-	$-	$-

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks primarily consisting of risks resulting from changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of December 31, 2025, all of our debt investments had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of December 31, 2025, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of December 31, 2025. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase. There was no outstanding balance drawn on our Credit Facility at December 31, 2025. See Part I, Item 1A, Risk Factors—Risks Related to Our Indebtedness—Because we often borrow money to make our investments, if there is an increase in market interest rates, our cost of capital under our Credit Facility is likely to also increase, which could reduce our net investment income.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$—	$—	$—
Decrease in interest rate	-	-	-

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at December 31, 2025, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and consolidated supplemental schedule of the Corporation and report of Independent Registered Public Accounting Firm thereon are set forth below:

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31,

	2025	2024
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,188,940, respectively)	$1,400,000	$2,500,000
Affiliate investments (cost of $40,867,599 and $42,488,804, respectively)	36,775,685	51,668,144
Non-Control/Non-Affiliate investments (cost of $9,630,860 and $19,442,491, respectively)	10,304,811	16,649,897
Total investments, at fair value (cost of $57,062,399 and $68,120,235, respectively)	48,480,496	70,818,041
Cash and cash equivalents	4,208,948	834,805
Interest receivable (net of allowance of $25,337 and $0, respectively)	168,039	357,530
Prepaid income taxes	283,581	329,365
Deferred tax asset, net	—	2,161
Other assets	54,248	115,531
Total assets	$53,195,312	$72,457,433
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser (See Note 9)	$519,287	$2,182,846
Accounts payable and accrued expenses	101,975	92,568
Line of credit (See Note 5)	—	600,000
Capital gains incentive fees (See Note 9)	—	1,565,000
Deferred revenue	390,597	516,441
Dividend payable	—	2,168,058
Total liabilities	1,011,859	7,124,913
Commitments and contingencies (See Note 7)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709 at 12/31/25 and 2,648,916 at 12/31/24; shares outstanding: 2,969,814 at 12/31/25 and 2,581,021 at 12/31/24 (see Note 1)	303,771	264,892
Capital in excess of par value	64,063,157	55,419,620
Stock dividends distributable: 0 shares at 12/31/25 and 388,793 shares at 12/31/24	—	8,672,231
Treasury stock, at cost: 67,895 shares at 12/31/25 and 12/31/24	(1,566,605)	(1,566,605)
Total distributable earnings	(10,616,870)	2,542,382
Total stockholders’ equity (net assets) (per share - 2025: $17.57, 2024: $25.31)	52,183,453	65,332,520
Total liabilities and stockholders’ equity (net assets)	$53,195,312	$72,457,433

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Investment income:
Interest from portfolio companies:
Control investments	$35,292	$733,774	$698,872
Affiliate investments	4,565,668	4,739,802	3,858,696
Non-Control/Non-Affiliate investments	1,088,551	2,254,373	1,421,787
Total interest from portfolio companies	5,689,511	7,727,949	5,979,355
Interest from other investments:
Non-Control/Non-Affiliate investments	176,668	2,356	933
Total interest from other investments	176,668	2,356	933
Dividend and other investment income:
Affiliate investments	122,832	52,500	506,076
Non-Control/Non-Affiliate investments	—	242,760	531,055
Total dividend and other investment income	122,832	295,260	1,037,131
Fee income:
Control investments	18,063	18,063	17,242
Affiliate investments	285,543	450,255	278,061
Non-Control/Non-Affiliate investments	182,275	65,402	25,441
Total fee income	485,881	533,720	320,744
Total investment income	6,474,892	8,559,285	7,338,163
Expenses:
Base management fee (see Note 9)	830,630	1,212,160	1,057,166
Income based incentive fees (see Note 9)	186,178	178,218	—
Capital gains incentive fees (see Note 9)	(1,565,000)	1,012,300	804,700
Interest expense	112,528	1,089,678	1,044,831
Professional fees	742,439	600,298	547,456
Stockholders and office operating	311,138	265,617	261,639
Directors' fees	263,500	263,500	263,500
Administrative fees	199,950	158,167	149,000
Insurance	41,358	44,358	44,100
Corporate development	7,488	12,986	5,927
Bad debt expense	58,462	—	—
Total expenses	1,188,671	4,837,282	4,178,319
Net investment income before income taxes	5,286,221	3,722,003	3,159,844
Income tax (benefit) expense, including excise tax expense	(2,690)	296,926	192,111
Net investment income	5,288,911	3,425,077	2,967,733
Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	(1,923,974)	6,165,419	2,574,829
Non-Control/Non-Affiliate investments	(77,339)	4,959,445	(1,523,750)
Net realized (loss) gain on sales and dispositions of investments, before income taxes	(2,001,313)	11,124,864	1,051,079
Income tax expense	—	—	359,682
Net realized (loss) gain on sales and dispositions of investments	(2,001,313)	11,124,864	691,397
Net change in unrealized appreciation/depreciation on investments:
Control investments	(1,475,000)	(2,565,130)	—
Affiliate investments	(10,804,709)	1,400,942	(259,031)
Non-Control/Non-Affiliate investments	1,000,000	(4,898,112)	3,231,115
Change in unrealized appreciation/depreciation before income taxes	(11,279,709)	(6,062,300)	2,972,084
Deferred income tax expense (benefit)	47,509	(339,971)	104,564
Net change in unrealized appreciation/depreciation on investments	(11,327,218)	(5,722,329)	2,867,520
Net realized and unrealized (loss) gain on investments	(13,328,531)	5,402,535	3,558,917
Net (decrease) increase in net assets from operations	$(8,039,620)	$8,827,612	$6,526,650
Weighted average shares outstanding	2,945,315	2,581,021	2,581,021
Basic and diluted net (decrease) increase in net assets from operations per share	$(2.73)	$3.42	$2.53

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

For The Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Net assets at beginning of year	$65,332,520	$60,815,213	$57,721,320
Net investment income	5,288,911	3,425,077	2,967,733
Net realized (loss) gain on sales and dispositions of investments	(2,001,313)	11,124,864	691,397
Net change in unrealized appreciation/depreciation on investments	(11,327,218)	(5,722,329)	2,867,520
Net (decrease) increase in net assets from operations	(8,039,620)	8,827,612	6,526,650
Declaration of dividends	(5,109,447)	(12,982,536)	(3,432,757)
Stock dividends distributable	—	8,672,231	—
Net assets at end of year	$52,183,453	$65,332,520	$60,815,213

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(8,039,620)	$8,827,612	$6,526,650
Adjustments to reconcile net (decrease) increase in net assets to net cash provided by (used in) operating activities:
Investments in portfolio companies	(6,559,755)	(13,945,497)	(20,347,522)
Proceeds from sale of portfolio investments	990,796	19,421,458	5,889,473
Proceeds from loan repayments	16,831,276	7,903,010	4,111,481
Net realized loss (gain) on portfolio investments	2,001,313	(11,124,864)	(1,051,079)
Change in unrealized appreciation/depreciation on investments	11,279,709	6,062,300	(2,972,084)
Deferred tax expense (benefit)	2,161	37,018	(11,019)
Amortization	25,000	25,000	25,000
Original issue discount accretion	(41,404)	(28,008)	(21,008)
Non-cash conversion of debenture interest	(2,149,390)	(1,980,728)	(1,225,773)
Non-cash conversion of loan modification fee	(15,000)	—	—
Change in interest receivable allowance	25,337	—	—
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable	164,154	(112,930)	(36,262)
Decrease in other assets	36,283	48,770	75,801
Decrease (increase) in prepaid income taxes	45,784	(201,496)	(51,473)
Increase (decrease) in accounts payable and accrued liabilities	9,407	(52,948)	78,836
(Decrease) increase in due to investment adviser	(1,663,559)	1,203,549	417,076
(Decrease) increase in capital gains incentive fees payable	(1,565,000)	(714,700)	112,700
(Decrease) increase in deferred revenue	(125,844)	(35,815)	138,285
Total adjustments	19,291,268	6,504,119	(14,867,568)
Net cash provided by (used in) operating activities	11,251,648	15,331,731	(8,340,918)
Cash flows from financing activities:
Net (repayment of) proceeds from line of credit	(600,000)	(15,650,000)	13,700,000
Payment of cash dividend	(7,277,505)	(2,142,247)	(3,432,757)
Net cash (used in) provided by financing activities	(7,877,505)	(17,792,247)	10,267,243
Net increase (decrease) in cash and cash equivalents	3,374,143	(2,460,516)	1,926,325
Cash and cash equivalents:
Beginning of year	834,805	3,295,321	1,368,996
End of year	$4,208,948	$834,805	$3,295,321
Supplemental disclosure of non-cash financing activities
Fair value of common stock dividend declared	$—	$8,672,231	$—
Cash dividend declared but not paid	—	2,168,058	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 19.7% of net assets: (f) (l)
Caitec, Inc. (k)(q) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,525,032	2,525,032	9.7%
www.caitec.com	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,525,032	2,525,032
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			5,422,586	5,050,064
GoNoodle, Inc. (k)(q) Nashville, TN. Student engagement	$1,500,000 Secured Note at 12% (1% PIK) due March 31, 2026.	11/1/19	<1%	1,454,709	1,454,709	2.8%
education software providing core aligned	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
physical activity breaks. (Software)	Total GoNoodle			1,454,747	1,454,747
www.gonoodle.com
OnCore Golf Technology, Inc. (g)(q) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	100,000	0.2%
Open Exchange, Inc. (g)(q)	397,899 Series C Preferred.	11/13/13	2%	1,193,697	700,000	1.3%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (g)(q) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (g)(q)	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	2%	—	1,500,000	5.7%
Portland, ME. Develops and operates	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,500,000
innovative pole and tower solutions for 5G	Total SQF LLC			250,000	3,000,000
& wireless telecom transmission.
(Professional and Business Services)
www.vertawireless.com
Subtotal Non-Control/Non-Affiliate Investments				$9,630,860	$10,304,811
Affiliate Investments – 70.5% of net assets (f) (m)
Applied Image, Inc. (q) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 12%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.4%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing)
www.appliedimage.com
Autotality (formerly Filterworks Acquisition USA, LLC) (g)(k)(o)(q) Deerfield Beach, FL. Provides spray booth	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	11/18/19	8%	3,149,571	3,149,571	6.0%
equipment, frame repair machines and paint	626.2 shares Class A-1 Units.	6/3/22		626,243	—
booth filter services for collision shops.	417.7 shares Class A-0 Units.	9/30/22		139,232	—
(Automotive)	Total Autotality			3,915,046	3,149,571
www.autotality.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Bauer Sheet Metal and Fabricating Inc. (q)	$3,250,000 Term Note at 13% due October 24, 2030.	10/24/25	12%	3,238,600	3,238,600	6.2%
Muskegon, MI. Sheet metal fabricator and installer. (Manufacturing)	Warrant for 12% Membership Interest.			12,000	12,000
www.bauersheetmetal.com	Total Bauer			3,250,600	3,250,600
BlackJet Direct Marketing, LLC (k)(o)(q) Mountain Top, PA. Direct mail marketing	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,256,941	2,256,941	5.3%
agency specializing in the travel/tourism,	5.55% Preferred Membership Interest.			250,000	500,000
home services and legal services markets.	Total BlackJet Direct Marketing			2,506,941	2,756,941
(Marketing)
www.blackjetmarketing.com
BMP Food Service Supply Holdco, LLC (h)(k)(o)(q) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 16% PIK through March 31, 2026, thereafter 16%, and $400,000 in principal amount at 13%, due November 22, 2027.	11/22/22	15%	7,591,496	3,859,834	7.4%
	15.4% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,089,115	3,859,834
BMP Swanson Holdco, LLC (k)(o)(q) Plano, TX. Designs, installs, and maintains a variety of fire protection systems.	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	3/4/21	9%	1,754,587	1,754,587	4.8%
(Professional and Business Services) www.swansonfire.com	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
	Total BMP Swanson			1,987,920	2,504,587
Carolina Skiff LLC (g)(o)(q) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
fishing and pleasure boats. (Manufacturing)
www.carolinaskiff.com	Total Carolina Skiff			15,000	765,245
FCM Industries Holdco LLC (k)(q) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.5%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		536,344	536,344
(Professional and Business Services)	Total FCM Industries			3,916,344	3,916,344
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (k)(q)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,305,831	3,305,831	7.5%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,305,831	3,905,831
healthcare industry. (Professional and Business Services) www.allaboutpeople.net	(j) Interest Receivable $100,353
Inter-National Electronic Alloys LLC d/b/a EFINEA (o)(q)	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,389,246	3,389,246	9.9%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,800,000
controlled expansion alloys, electronic grade	Total EFINEA			4,401,011	5,189,246
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (k)(o)(q)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,531,827	2,531,827	5.8%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	500,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,906,827	3,031,827
www.mobileivnurses.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mountain Regional Equipment Solutions (g)(h)(k)(o)(q) Salt Lake City, UT. Provider of maintenance,	$3,000,000 Term Note at 14% PIK through December 31, 2025, thereafter 14%, due January 16, 2029.	1/16/24	7%	3,314,419	1,400,000	2.7%
safety, fluid transfer, and custom fabrication	37,991 Common Units.	1/16/24		204,545	—
products. (Distribution)	Warrant for 4% Membership Interest.	1/16/24		60,000	—
www.mountainregionaleq.com	Total Mountain Regional Equipment Solutions			3,578,964	1,400,000
Seybert’s Billiards Corporation	5.82 Common shares.	10/24/22	8%	194,000	354,925	2.5%
d/b/a The Rack Group (g)(q)	Warrant for 4% Membership Interest.	1/19/21		25,000	470,367
Coldwater, MI. Billiard supplies.	Warrant for 4% Membership Interest.	1/19/21		25,000	470,367
(Consumer Product)	Total Seybert’s			244,000	1,295,659
www.seyberts.com
Subtotal Affiliate Investments				$40,867,599	$36,775,685
Control Investments - 2.7% of net assets (f) (n)
ITA Acquisition, LLC (h)(k)(o)(q) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21	37%	3,619,220	931,395	2.7%
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	468,605
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	1,400,000
Subtotal Control Investments				$6,563,940	$1,400,000
TOTAL INVESTMENTS – 92.9%				$57,062,399	$48,480,496
OTHER ASSETS IN EXCESS OF LIABILITIES - 7.1%					3,702,957
NET ASSETS – 100%					$52,183,453

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At December 31, 2025, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2—Investments to the Consolidated Financial Statements).
(e)
As of December 31, 2025, the total cost of investment securities was approximately $57.1 million. Net unrealized depreciation was approximately ($8.6) million, which was comprised of $6.2 million of unrealized appreciation of investment securities and ($14.8) million of unrealized depreciation of investment securities. At December 31, 2025, the aggregate gross unrealized gain for federal income tax purposes was approximately $4.9 million and the aggregate gross unrealized loss for federal income tax purposes was ($13.5) million. The net unrealized loss for federal income tax purposes was ($8.6) million based on a tax cost of $56.1 million.
(f)
All of the Corporation’s portfolio assets are pledged as collateral for purposes of securing the Corporation’s senior secured revolving credit facility pursuant to a general security agreement, dated June 27, 2022, between the Corporation, the subsidiaries listed therein, and the Lender (as defined herein).
(g)
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
(h)
These debt investments are on non-accrual status as of December 31, 2025.
(i)
Reduction in cost and fair value from previously reported balances reflects current principal repayment.
(j)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position.
(k)
Payment in kind (PIK) represents earned interest that is added to the cost basis of the investment and due at maturity. The amount of PIK earned is included in the interest rate detailed in the “Type of Investment” column, unless it has been noted with a (+), in which case the PIK is in addition to the face amount of interest due on the security.
(l)
Non-Control/Non-Affiliate Investments are investments that are neither Control Investments nor Affiliate Investments.
(m)
Affiliate Investments are defined by the Investment Company Act of 1940, as amended (“1940 Act”), as those Non-Control Investments in companies in which between 5% and 25% of the voting securities are owned by the Corporation.
(n)
Control Investments are defined by the 1940 Act as investments in companies in which more than 25% of the voting securities are owned by the Corporation or where greater than 50% of the board representation is maintained.
(o)
Equity holdings are held in a wholly owned (100%) “blocker corporation” subsidiary of Rand Capital Corporation for federal income tax and Regulated Investment Company (RIC) compliance purposes.
(p)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of December 31, 2025.
(q)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by the Board of Directors.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(1,086,573)	$375,000	$—	$931,395	$—	$45,355
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(388,427)	—	—	468,605	—	8,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(1,475,000)	375,000	—	1,400,000	—	53,355
	Total Control Investments	$2,500,000	$(1,475,000)	$375,000	$—	$1,400,000	$—	$53,355
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$216,208
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	216,208
Autotality (formerly Filterworks Acquisition USA, LLC)	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	2,928,648	—	220,923	—	3,149,571	—	431,232
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	220,923	—	3,149,571	—	431,232
Bauer Sheet Metal and Fabricating Inc.	$3,250,000 Term Note at 13% due October 24, 2030.	—	—	3,238,600	—	3,238,600	—	82,843
	Warrant for 12% Membership Interest.	—	—	12,000	—	12,000	—	—
	Total Bauer	—	—	3,250,600	—	3,250,600	—	82,843
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	—	—	2,256,941	—	2,256,941	—	106,011
	5.55% Preferred Membership Interest.	—	250,000	250,000	—	500,000	—	—
	Total BlackJet	—	250,000	2,506,941	—	2,756,941	—	106,011
BMP Food Service Supply Holdco, LLC	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 16% PIK through March 31, 2026, thereafter 16%, and $400,000 in principal amount at 13%, due November 22, 2027.	6,538,026	(3,731,662)	1,053,470	—	3,859,834	—	683,808
	15.4% Preferred Interest.	497,619	(497,619)	—	—	—	—	—
	Total FSS	7,035,645	(4,229,281)	1,053,470	—	3,859,834	—	683,808
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,700,115	—	54,472	—	1,754,587	—	214,613
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	54,472	—	2,504,587	—	214,613
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	(442,755)	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	34,755	(34,755)	—	684	—
	Total Carolina Skiff	1,208,000	(442,755)	34,755	(34,755)	765,245	684	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	472,292
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	484,837	51,507	—	536,344	—	51,507
	Total FCM	3,380,000	484,837	51,507	—	3,916,344	—	523,799

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,175,091	—	130,740	—	3,305,831	—	534,957
	1,000,000 Class A Units.	600,000	—	—	—	600,000	—	—
	Total All About People	3,775,091	—	130,740	—	3,905,831	—	534,957
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% due April 4, 2028.	3,372,069	—	17,177	—	3,389,246	—	441,562
LLC	75.3 Class B Preferred Units.	1,011,765	788,235	—	—	1,800,000	—	—
	Total EFINEA	4,383,834	788,235	17,177	—	5,189,246	—	441,562
Microcision LLC	Membership Interest Purchase Warrant for 5%.	—	—	—	—	—	55,357	—
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,506,319	—	25,508	—	2,531,827	—	405,515
	6,375 Class A Common Units.	375,000	125,000	—	—	500,000	—	—
	Total Mobile IV Nurses	2,881,319	125,000	25,508	—	3,031,827	—	405,515
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14% PIK through December 31, 2025, thereafter 14%, due January 16, 2029.	—	(1,462,419)	2,862,419	—	1,400,000	—	374,419
	37,991 Common Units.
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	—	(1,462,419)	2,862,419	—	1,400,000	—	374,419
Pressure Pro, Inc.	$3,000,000 Term Note at 12% (+3% PIK) due January, 19, 2028.	1,702,705	—	22,445	(1,725,150)	—	—	220,550
	Warrant for 10% Membership Interest.	750,000	(720,000)	—	(30,000)	—	870,000	—
	Total Pressure Pro	2,452,705	(720,000)	22,445	(1,755,150)	—	870,000	220,550
Seybert’s Billiards Corporation	$6,099,131 Fourth Amended and Restated Term Note: $4,299,131 in principal amount at 12% (+2% PIK) through January 19, 2026, thereafter 14%, and $1,800,000 in principal amount at 14%, due January 19, 2027.	6,167,723	—	46,482	(6,214,205)	—	—	585,305
	Warrant for 4% Membership Interest.	25,000	445,367	—	—	470,367	—	—
	$1,435,435 Term Note at 12% (+2% PIK) through January 19, 2026, thereafter 14%, due January 19, 2027.	1,511,064	—	17,701	(1,528,765)	—	—	140,096
	Warrant for 4% Membership Interest.	25,000	445,367	—	—	470,367	—	—
	5.82 Common shares.	194,000	160,925	—	—	354,925	—	—
	Total Seybert’s	7,922,787	1,051,659	64,183	(7,742,970)	1,295,659	—	725,401
Tilson Technology	120,000 Series B Preferred.	4,560,000	(3,960,000)	—	(600,000)	—	(600,000)	13,125
Management, Inc.	21,391 Series C Preferred.	813,000	(613,000)	—	(200,000)	—	(200,000)	—
	70,176 Series D Preferred.	2,666,000	(1,866,000)	—	(800,000)	—	(800,000)	—
	15,385 Series E Preferred.	584,000	(83,988)	—	(500,012)	—	(500,012)	—
	23,077 Series F Preferred.	877,000	(126,997)	—	(750,003)	—	(750,003)	—
	211,567 A-1 Units of SQF Holdco LLC.	1,000,000	—	—	(1,000,000)	—	—	—
	250 Class D-1 Units of SQF Holdco LLC.	1,000,000	—	—	(1,000,000)	—	—	—
	Total Tilson	11,500,000	(6,649,985)	—	(4,850,015)	—	(2,850,015)	13,125
	Total Affiliate Investments	$51,668,144	$(10,804,709)	$10,295,140	$(14,382,890)	$36,775,685	$(1,923,974)	$4,974,043
	Total Control and Affiliate Investments	$54,168,144	$(12,279,709)	$10,670,140	$(14,382,890)	$38,175,685	$(1,923,974)	$5,027,398

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Industry Classification	Percentage of Total Investments (at fair value) as of December 31, 2025
Professional and Business Services	35.4%
Manufacturing	14.8
Distribution	13.6
Consumer Product	13.3
Automotive	6.5
Health and Wellness	6.3
Marketing	5.7
Software	4.4
Total Investments	100%

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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2024, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 2—Investments to the Consolidated Financial Statements).
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
(i)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. The Corporation had no such amounts outstanding as of December 31, 2024.
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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS SCHEDULE

For the Five Years Ended December 31, 2025, 2024, 2023, 2022 and 2021

The following is a schedule of financial highlights for the years ended:

	2025	2024	2023	2022	2021
Per Share Data: (1)
Net asset value, beginning of year	$25.31	$23.56	$22.36	$23.54	$17.86
Net investment income (loss)	1.78	1.33	1.15	1.72	(1.01)
Net realized (losses) gains	(0.67)	4.31	0.27	0.27	2.26
Net change in unrealized appreciation/depreciation	(3.81)	(2.22)	1.11	(2.33)	4.87
Net (decrease) increase in net assets from operations	(2.71)	3.42	2.53	(0.34)	6.12
Effect of the stock dividend	(3.31)	0.00	0.00	0.00	0.00
Declaration of cash dividend	(1.72)	(1.67)	(1.33)	(0.83)	(0.44)
(Decrease) increase in net assets	(7.74)	1.75	1.20	(1.18)	5.68
Net asset value, end of year	$17.57	$25.31	$23.56	$22.36	$23.54
Per share market value, end of year	$11.36	$19.25	$12.99	$13.32	$16.99
Total return based on market value (2)	(33.54%)	88.58%	7.26%	(16.99)%	6.51%
Total return based on net asset value (3)	(23.79%)	28.78%	11.31%	(1.45)%	34.28%
Supplemental Data:
Net assets, end of period	$52,183,453	$65,332,520	$60,815,213	$57,721,320	$60,745,416
Ratio of expenses before income taxes to average net assets	2.02%	7.67%	7.05%	1.89%	12.49%
Ratio of expenses including taxes to average net assets	2.02%	7.60%	10.88%	2.25%	12.11%
Ratio of net investment income (loss) to average net assets	9.00%	5.43%	5.01%	7.48%	(4.88)%
Portfolio turnover	11.0%	18.9%	29.4%	11.2%	37.8%
Total amount of senior securities outstanding, exclusive of treasury securities	$-	$600,000	$16,250,000	$2,550,000	$-
Asset coverage per unit (4)	N/A	10,988.8%	474.2%	2,363.6%	N/A

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

Rand is an externally managed, closed-end, non-diversified management investment company. In connection with the completion of the Transaction, Rand shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain qualification as a RIC, Rand must, among other things, meet certain source of income and asset diversification requirements. As of December 31, 2025, Rand was in compliance with the RIC requirements. As a RIC, Rand generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it timely distributes to its shareholders as dividends. In addition, as a RIC, Rand must distribute annually to shareholders at least 90% of its ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, the Board of Directors has regularly declared a quarterly cash dividend since our RIC election.

The Board of Directors declared the following dividends during the year ended December 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.29	March 14, 2025	March 28, 2025	Quarterly
2nd	$0.29	May 30, 2025	June 13, 2025	Quarterly
3rd	$0.29	August 29, 2025	September 12, 2025	Quarterly
4th	$0.29	December 16, 2025	December 30, 2025	Quarterly
4th	$0.56	December 16, 2025	December 30, 2025	Special

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Board of Directors declared the following dividends during the year ended December 31, 2024:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.25	March 13, 2024	March 29, 2024	Quarterly
2nd	$0.29	May 31, 2024	June 14, 2024	Quarterly
3rd	$0.29	August 30, 2024	September 13, 2024	Quarterly
4th	$4.20	December 16, 2024	January 24, 2025	Quarterly

On December 5, 2024, Rand’s Board of Directors declared a dividend of $4.20 per share. The dividend was paid in the aggregate combination of 20% in cash and 80% in newly issued shares of common stock on January 24, 2025 to shareholders of record as of December 16, 2024.

In order to continue to qualify as a RIC, Rand holds several of its equity investments in holding companies that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker companies in place at December 31, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (the “Blocker Corps”). These subsidiaries are consolidated using United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

The following discussion describes the operations of Rand and its wholly owned subsidiaries Rand Sub, Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively, the “Corporation”).

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the U.S. Securities and Exchange Commission (the “SEC”) that superseded all prior co-investment exemptive relief order issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board of Directors make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board of Directors oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officers will provide reporting to the Board of Directors regarding compliance with such policies and procedures.

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

Cash and Cash Equivalents – Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investments - Investments are valued at fair value as determined in good faith by RCM and approved by Rand’s Board of Directors. The Corporation generally invests in loan, debt, and equity instruments and there is no single standard for determining fair value of these investments. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio company while employing a consistent valuation process. Due to the inherent uncertainty of determining the fair value of portfolio investments, there may be material risks associated with this determination including that estimated fair values may differ from the values that would have been used had a readily available market value for the investments existed and these differences could be material if the Corporation’s assumptions and judgments differ from results of actual liquidation events. The Corporation analyzes and values each investment quarterly and records unrealized depreciation for an investment that it believes has become impaired, including where collection of a loan or debt security or realization of the recorded value of an equity security is doubtful. Conversely, the Corporation will record unrealized appreciation if it believes that an underlying portfolio company has appreciated in value and, therefore, the Corporation’s equity securities in the underlying portfolio company have also appreciated in value. Additionally, the Corporation continues to assess any material risks associated with this fair value determination, including risks associated with material conflicts of interest. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. (See Note 2—Investments).

Qualifying Assets - As of December 31, 2025, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of December 31, 2025. There was no reserve for possible losses of interest receivable as of December 31, 2024.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans that are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of December 31, 2025, three of the Corporation’s debt investments were on non-accrual status with a cost of $16.3 million and fair value of $6.7 million, which represented 28.6% and 13.7% of the investment portfolio, respectively. As of December 31, 2024, none of the Corporation’s investments were on non-accrual status. For the years ended December 31, 2025, 2024, and 2023, 33.2%, 23.1%, and 16.7%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

Revenue Recognition - Dividend Income – The Corporation may receive cash distributions from portfolio companies that are limited liability companies or corporations, and these distributions are classified as dividend income on the consolidated statement of operations. Dividend income is recognized on an accrual basis for private portfolio companies only upon declaration or when a contractual obligation arises and the amount is reasonably determinable, or on the ex-dividend date for publicly traded portfolio companies.

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

Revenue Recognition - Fee Income – Consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company monitoring fees, income associated with early repayment fees and income associated with portfolio company loan modification fees. The income associated with the amortization of financing fees was $248,844, $209,316 and $205,480, for the years ended December 31, 2025, 2024 and

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2023, respectively, and is estimated to be approximately $145,000 in 2026, $122,000 in 2027 and $72,000 in 2028. Board and monitoring fees earned were $37,584, $92,393, and $52,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Non-recurring fees related to early repayment fees, loan modification fees, and dividend consent fees were $199,453, $232,011 and $63,264 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Original Issue Discount – Investments may include “original issue discount”, or OID. This occurs when the Corporation purchases a warrant and a note from a portfolio company simultaneously, which requires an allocation of a portion of the purchase price to the warrant and reduces the purchase price allocated to the note by an equal amount in the form of a note discount or OID. The note is reported net of the OID and the OID is accreted into interest income over the life of the loan. The Corporation recognized $41,404, $28,008 and $21,008 in OID income for the years ended December 31, 2025, 2024 and 2023, respectively. OID income is estimated to be approximately $14,000 for 2026.

Deferred Financing Fees - Origination and commitment costs related to the senior secured revolving credit facility with M&T Bank, (See Note 5—Senior Secured Revolving Credit Facility), are amortized ratably over the term of the Credit Agreement. Amortization expense was $25,000 for each of the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense is estimated to be $25,000 in 2026 and $12,500 in 2027.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Net income taxes (refunded) paid during the years ended December 31, 2025, 2024 and 2023 amounted to ($3,126), $121,433 and $645,248, respectively. Interest paid during the years ended December 31, 2025, 2024 and 2023 was $92,526, $1,154,059 and $934,638, respectively. During 2025, 2024 and 2023, the Corporation converted $2,149,390, $1,980,728, and $1,225,773, respectively, of interest receivable and payment-in-kind (PIK) interest into debt investments.

During the year ended December 31, 2024, the Corporation declared a common stock dividend of $8,672,231, which was distributed on January 24, 2025.

Concentration of Credit and Market Risk – The Corporation’s financial instruments potentially subject it to concentrations of credit risk. Cash and cash equivalents are invested with banks in amounts which, at times, exceed insured limits. The Corporation does not anticipate non-performance by such banks.

The following are the concentrations of the top five portfolio company values to the fair value of the Corporation’s total investment portfolio:

December 31, 2025
Inter-National Electronic Alloys LLC (EFINEA)	11%
Caitec, Inc. (Caitec)	10%
FCM Industries Holdco LLC (First Coast Mulch)	8%
Highland All About People Holdings, Inc. (All About People)	8%
BMP Food Service Supply Holdco, LLC (FSS)	8%

December 31, 2024
Tilson Technology Management, Inc. (Tilson)	16%
Seybert’s Billiards Corporation (Seybert’s)	11%
FSS	10%
Mattison Avenue Holdings LLC (Mattison)	8%
Caitec	6%

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

Income Taxes - The Corporation reviews the tax positions it has taken to determine if they meet the “more likely than not threshold” for the benefit of the tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. (See Note 4—Income Taxes).

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

Recent Accounting Pronouncements - In December 2023, FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, and the Corporation adopted it as required on January 1, 2025. Adoption of ASU 2023-09 did not result in any material changes to the Corporation’s consolidated financial statements or the related income tax disclosures.

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
•
Cost approach - The cost approach uses estimates of the liquidation value of the portfolio company’s assets in relation to the cost of the respective security. This approach values the equity at the value remaining after the portfolio company pays off its debt and loan balances and its outstanding liabilities.
•
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2025 and 2024, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at December 31, 2025 or 2024.

In the valuation process, the Corporation values restricted securities, categorized as Level 3 investments, using information from these portfolio companies, and, when considered appropriate, third-party valuation inputs, which may include:

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically privately-held, lower middle market companies, and these industry standards may be adjusted to more closely match the specific financial and operational characteristics of the portfolio company. Due to the nature of

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain investments, fair value measurements may be based on other criteria, which may include third party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic and unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$3,000,000	$—	$700,000	$100,038	$3,800,038
Non-Control/Non-Affiliate Loan and Debt	5,050,064	1,454,709	—	—	6,504,773
Total Non-Control/Non-Affiliate	$8,050,064	$1,454,709	$700,000	$100,038	$10,304,811
Affiliate Equity	$4,915,245	$—	$—	$1,307,659	$6,222,904
Affiliate Loan and Debt	27,314,181	—	—	3,238,600	30,552,781
Total Affiliate	$32,229,426	$—	$—	$4,546,259	$36,775,685
Control Equity	$—	$—	$—	$—	$—
Control Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$40,279,490	$2,854,709	$700,000	$4,646,297	$48,480,496

Range	4-14.7X	1X	3.9X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.1 X	1X	3.9X	Not Applicable

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the components of Level 1, 2 and 3 Assets Measured at Fair Value at December 31, 2025:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,154,587	$—	$—	$3,154,587
Debt investments	35,302,967	—	—	35,302,967
Equity investments	10,022,942	—	—	10,022,942
Total	$48,480,496	$—	$—	$48,480,496

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized (losses) gains included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	684	684
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Lumious	(77,314)	—	—	(77,314)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Tilson Technology Management, Inc. (Tilson)	—	—	(2,850,015)	(2,850,015)
Total realized losses, net	(77,314)	—	(1,923,999)	(2,001,313)
Unrealized (losses) gains included in net change in net assets from operations:
BlackJet Direct Marketing, LLC (BlackJet)	—	—	250,000	250,000
BMP Food Service Supply Holdco, LLC (FSS)	—	(3,731,662)	(497,619)	(4,229,281)
Carolina Skiff	—	—	(442,755)	(442,755)
FCM Industries Holdco LLC (First Coast Mulch)	—	484,837	—	484,837
Inter-National Electronic Alloys LLC (EFINEA)	—	—	788,235	788,235
ITA Acquisition, LLC (ITA)	(1,475,000)	—	—	(1,475,000)
Mobile RN Holdings LLC (Mobile IV Nurses)	—	—	125,000	125,000
Mountain Regional Equipment Solutions (MRES)	—	(1,462,419)	—	(1,462,419)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	1,051,659	1,051,659
SQF LLC (Verta)	—	—	1,000,000	1,000,000
Tilson	—	—	(6,649,985)	(6,649,985)
Total unrealized losses, net	(1,475,000)	(4,709,244)	(5,095,465)	(11,279,709)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	220,923	—	220,923
Bauer Sheet Metal and Fabricating Inc. (Bauer)	—	3,238,600	12,000	3,250,600
BlackJet	—	2,256,941	250,000	2,506,941
BMP Swanson Holdco, LLC (Swanson)	54,472	—	—	54,472
Caitec, Inc. (Caitec)	324,366	250,786	—	575,152
Carolina Skiff	—	—	34,755	34,755
EFINEA	—	17,177	—	17,177
First Coast Mulch	—	51,507	—	51,507
FSS	—	1,053,470	—	1,053,470
GoNoodle	—	14,457	—	14,457
Highland All About People Holdings, Inc. (All About People)	—	130,740	—	130,740
ITA	375,000	—	—	375,000
Mobile IV Nurses	—	25,508	—	25,508
MRES	—	362,419	—	362,419
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	69,983	—	69,983
Total purchases of securities/changes to securities/non-cash conversions	753,838	7,714,956	296,755	8,765,549

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Repayments and sales of securities:
Carolina Skiff	—	—	(35,439)	(35,439)
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Lumious	(712,630)	—	—	(712,630)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Seybert's	—	(7,748,770)	—	(7,748,770)
Total repayments and sales of securities	(6,285,532)	(10,545,744)	(990,796)	(17,822,072)
Transfers within Level 3	(4,799,278)	4,799,278	—	—
Ending Balance December 31, 2025, of Level 3 Assets	$3,154,587	$35,302,967	$10,022,942	$48,480,496
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(3,909,724)

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of changes in Assets Measured at Fair Value Using Significant Unobservable Inputs (Level 3) for the year ended December 31, 2024:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending Balance December 31, 2023, of Level 3 Assets	$12,417,977	$36,861,525	$20,536,560	$69,816,062
Realized gains (losses) included in net change in net assets from operations:
DSD Operating, LLC (DSD)	—	—	23,699	23,699
Knoa Software, Inc. (Knoa)	—	—	(1,229,155)	(1,229,155)
Mezmeriz, Inc. (Mezmeriz)	—	—	(742,850)	(742,850)
SciAps, Inc. (SciAps)	—	—	7,716,461	7,716,461
Tilson Technology Management, Inc. (Tilson)	—	—	397,264	397,264
Total realized gains (losses)	—	—	6,165,419	6,165,419
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(610,000)	(610,000)
BMP Swanson Holdco, LLC (Swanson)	—	—	250,000	250,000
Caitec, Inc. (Caitec)	—	—	(72,522)	(72,522)
Carolina Skiff LLC (Carolina Skiff)	—	—	(500,000)	(500,000)
Filterworks Acquisition USA, LLC (Filterworks)	—	—	(396,226)	(396,226)
FCM Industries Holdco LLC (First Coast Mulch)	—	(484,837)	—	(484,837)
Highland All About People Holdings, Inc. (All About People)	—	—	(400,000)	(400,000)
ITA Acquisition, LLC (ITA)	(2,565,130)	—	—	(2,565,130)
Knoa	—	—	1,129,155	1,129,155
Mezmeriz	—	—	742,850	742,850
Mountain Regional Equipment Solutions (MRES)	—	(452,000)	(264,545)	(716,545)
Pressure Pro, Inc. (Pressure Pro)	—	—	720,000	720,000
Tilson	—	—	950,000	950,000
Total unrealized gains (losses)	(2,565,130)	(936,837)	1,548,712	(1,953,255)
Purchases of securities/changes to securities/non-cash conversions:
All About People	—	125,904	—	125,904
Caitec	590,424	—	—	590,424
Filterworks	—	253,952	—	253,952
First Coast Mulch	—	46,681	—	46,681
FSS	—	177,911	107,619	285,530
GoNoodle, Inc. (GoNoodle)	—	14,314	—	14,314
HDI Acquisition LLC (Hilton Displays)	—	21,519	—	21,519
Inter-National Electronic Alloys LLC (EFINEA)	—	33,995	—	33,995
ITA	916,170	—	—	916,170
Mattison Avenue Holdings LLC (Mattison)	5,572,902	—	—	5,572,902
Mobile RN Holdings LLC (Mobile IV Nurses)	—	2,506,319	375,000	2,881,319
MRES	—	2,952,000	264,545	3,216,545
Pressure Pro	—	66,721	—	66,721
Seybert’s Billiards Corporation (Seybert’s)	—	1,928,257	—	1,928,257
Total purchases of securities/changes to securities/non-cash conversions	7,079,496	8,127,573	747,164	15,954,233
Repayments and sale of securities:
DSD	—	—	(23,699)	(23,699)
Filterworks	—	(206,250)	—	(206,250)
FSS	—	(34,838)	—	(34,838)
Mattison	(1,894,470)	—	—	(1,894,470)
Nailbiter, Inc. (Nailbiter)	—	(2,250,000)	—	(2,250,000)
Pressure Pro	—	(1,427,452)	—	(1,427,452)
SciAps	—	(2,090,000)	(10,840,445)	(12,930,445)
Tilson	—	—	(397,264)	(397,264)
Total repayments and sale of securities	(1,894,470)	(6,008,540)	(11,261,408)	(19,164,418)
Ending Balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(3,825,260)

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. - OTHER ASSETS

Other assets was comprised of the following at December 31:

	2025	2024
Deferred financing fees, net	$37,500	$62,500
Accounts receivable	—	22,929
Prepaid expenses	16,748	16,977
Dividends receivable	—	13,125
Total other assets	$54,248	$115,531

NOTE 4. - INCOME TAXES

The Corporation elected to be treated, for income tax purposes, as a RIC for the 2025, 2024 and 2023 tax years under Subchapter M of the Code. As a result, the Corporation did not pay corporate-level Federal income taxes on any net ordinary income or capital gains that the Corporation distributed to its shareholders as dividends. The Corporation must distribute substantially all of its investment company taxable income each tax year as dividends to its shareholders to maintain its RIC status. Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation incurred $40,997, $37,388 and $52,800 in federal excise tax expense during the years ended December 31, 2025, 2024 and 2023, respectively.

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including non-deductible taxes and the tax treatment of earnings from the subsidiaries, have no impact on net assets.

The following differences were reclassified for tax purposes for the years ended December 31, 2025 and December 31, 2024:

	2025	2024
Increase (decrease) in capital in excess of par value	$11,653	$(381,550)
(Decrease) increase in total distributable earnings	(11,653)	381,550

The Corporation’s permanent book-to-tax reclassifications for 2025 are an estimate and will not be finalized until the Corporation files its 2025 federal income tax returns in 2026. Therefore, the Corporation’s actual permanent book-to tax reclassifications may be different than this estimate.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the net (decrease) increase in net assets resulting from operations to taxable income for the years ended December 31, 2025 and December 31, 2024:

	2025	2024
Net (decrease) increase in net assets resulting from operations	$(8,039,620)	$8,827,612
Net change in unrealized depreciation on investments	11,327,218	5,722,329
Net change in deferred tax asset/liability	(45,348)	376,989
GAAP versus tax basis consolidation of subsidiaries	(5,834)	(32,936)
Other permanent book income and tax income differences	40,997	37,498
Temporary book income and tax income differences	(265,829)	(2,270,112)
Capital loss carryforward	2,001,997	—
Taxable income	$5,013,581	$12,661,380

The Corporation’s taxable income for 2025 is an estimate and will not be finalized until the Corporation files its 2025 Federal income tax returns in 2026. Therefore, the Corporation’s actual taxable income and the Corporation’s actual taxable income that was earned in 2025 and carried forward for distribution in 2026 may be different than this estimate.

For tax purposes, distributions paid to shareholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid and deemed paid during the years ended December 31, 2025 and December 31, 2024 was as follows:

	2025	2024
Ordinary income	$5,109,447	$3,427,968
Long-term capital gains	—	9,554,568
Return of Capital	—	—
Total	$5,109,447	$12,982,536

The determination of the tax attributes of the Corporation’s distributions is made annually as of the end of the Corporation’s fiscal year based upon the Corporation’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to shareholders are reported to shareholders annually on IRS Form 1099-DIV.

The tax basis components of distributable earnings (accumulated losses) and reconciliation to accumulated earnings (deficit) on a book basis for the years ended December 31, 2025 and December 31, 2024 were as follows:

	2025	2024
Undistributed ordinary income – tax basis	$94,001	$11,649
Capital loss carryforwards	(2,001,997)	—
Unrealized (depreciation) appreciation on investments	(8,579,105)	3,843,912
Other temporary differences	(129,769)	(1,313,179)
Total accumulated (deficit) earnings – book basis	$(10,616,870)	$2,542,382

The differences between book basis and tax basis components of distributable earnings is attributable primarily to the tax treatment of incentive fees, the tax treatment of organization costs, return of capital distributions from corporations, and the tax treatment of defaulted securities.

The Corporation had the following wholly-owned blocker companies in place at December 31, 2025: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (the “Blocker Corps”), which are taxable entities and therefore are not consolidated for tax purposes. The primary purpose of the Blocker Corps is to permit the Corporation to hold certain equity interests in portfolio companies that are organized as limited liability companies, or LLCs (or other forms of pass-through entities), and still allow the Corporation to satisfy the RIC tax requirement that at least 90% of its gross income for U.S. federal income tax purposes must consist of qualifying investment income. The Blocker Corps are taxed at standard corporate tax rates based on their taxable income.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2025, the Corporation had a net deferred tax asset of $0. At December 31, 2024, the Corporation had a net deferred tax asset of $2,161 that primarily related to net operating loss carryforwards, business interest expense carryforwards, and capital loss carryforwards within the Blocker Corps.

Income Taxes on Blocker Corps

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax bases of assets and liabilities using the tax rate expected to be in effect when the taxes are actually paid or recovered.

The tax effect of the major temporary differences and carryforwards that give rise to the Corporation’s net deferred tax asset at December 31, 2025 and 2024 are approximately as follows:

	2025	2024
Investments	$(1,274,963)	$(635,300)
NOL & tax credit carryforwards, net of valuation allowance	1,274,963	637,461
Deferred tax asset, net	$—	$2,161

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

Accordingly, during the year ended December 31, 2025, the Corporation estimated that the net deferred tax asset of its Blocker Corps is not expected to be recoverable in the future. The components of the valuation allowance against the Corporation’s U.S. deferred tax assets are as follows at December 31:

	2025	2024
Federal	$316,680	$363,471
State, net of federal benefit	26,590	—
Total	$343,270	$363,471

On January 1, 2024, the Corporation restructured the Blocker Corps with Rand DSD Holdings Corp becoming the common tax parent of the other Blocker Corps. In 2024, the Corporation began to file a consolidated federal, and as applicable, various state consolidated income tax returns. As a result of this restructuring, the Blocker Corps have certain tax attributes that are subject to Separate Return Limitations (“SRLY”). At December 31, 2025 and 2024, the Corporation had $4,715,217, and $2,945,643, respectively, of federal net operating loss carryforwards (“NOL”) and $2,476,800 and $1,782,558, respectively, of business interest expense carryforwards. Of these amounts, approximately $2,000,000 and $1,060,000 of federal NOL and business interest expense carryforwards are subject to SRLY limitations. For state tax purposes, there were various state NOL carryforwards totaling $1,262,146 and $821,683 at December 31, 2025 and 2024, respectively. Approximately $640,000 of state NOL carryforwards are subject to SRLY limitations.

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income tax expense (benefit) reported in the consolidated statements of operations are as follows for the years ended December 31:

	2025	2024	2023
Current:
Federal	$41,315	$(85,356)	$609,056
State	1,343	5,292	58,320
	42,658	(80,064)	667,376
Deferred:
Federal	(6,837)	62,619	(13,797)
State	8,998	(25,600)	2,778
	2,161	37,019	(11,019)
Total	$44,819	$(43,045)	$656,357

Income taxes paid (net of refunds) by jurisdiction type are as follows for the years ended December 31:

	2025	2024	2023
Federal	$37,388	$80,437	$602,903
State	(40,514)	40,996	42,345
Total income taxes paid (net of refunds)	(3,126)	121,433	645,248

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions for the years ended December 31:

	2025	2024	2023
California	$2,500	$ *	$ *
Massachusetts	1,427	*	*
South Carolina	(6,052)	*	*
Georgia	(6,988)	*	*
Utah	(14,633)	(6,088)	*
New Jersey	(17,468)	16,000	*
Pennsylvania	*	28,931	*
Nebraska	*	(8,000)	*

* Jurisdiction below the 5 percent threshold for the period presented

All of the Corporation’s income before income taxes is attributable to domestic operations. The Corporation does not have any foreign operations, and no portion of income before income taxes was generated from foreign jurisdictions for the years ended December 31, 2025, 2024, and 2023.

A reconciliation of the expense (benefit) from income taxes at the federal statutory rate to the expense reported is as follows for the years ended December 31:

	2025		2024		2023
	Amount	%*	Amount	%*	Amount	%*
Net investment income, realized (loss) gain and unrealized (loss) gain before income taxes	$(7,994,801)		$8,784,567		$7,183,007

Expected tax (benefit) expense at statutory rate	(1,678,908)	21.0%	1,844,759	21.0%	1,508,431	21.0%
Change in valuation allowance	(46,791)	0.6%	232,133	2.6%	131,338	1.8%
Tax benefit of RIC status	1,727,991	(21.6%)	(2,169,298)	(24.7%)	(1,067,238)	(14.9%)
RIC excise tax expense	40,997	(0.5%)	37,388	0.4%	52,800	0.7%
Other	1,530	(0.0%)	11,973	0.1%	31,026	0.4%
Total	$44,819	(0.6%)	$(43,045)	(0.5%)	$656,357	9.1%

* Percentages may not foot due to rounding

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary driver of the difference between the U.S. federal statutory rate and the effective tax rate is the Corporation’s election to be treated as a RIC. Other reconciling items primarily relate to Federal excise tax and changes in valuation allowances associated with taxable subsidiary entities.

The Corporation is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2025. In general, the Corporation’s state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2022 through 2025.

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Corporation’s Consolidated Statement of Operations. In addition, the Corporation records uncertain tax positions in accordance with ASC 740, “Income Taxes”, (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The uncertain tax benefits for the years ended December 31, 2025, 2024 and 2023 were de minimis. The Corporation incurred $315 and $2,266 in interest expense and penalties related to income tax liabilities during the years ended December 31, 2025 and 2024, respectively. No amounts were recorded for interest and penalties for the year ended December 31, 2023.

On July 4, 2025, the One Big Beautiful Bill (OBBB) Act, which includes a broad range of tax reform provisions including 100% bonus depreciation on qualified property, full expensing for research and development expenditures and restoration of pre-2022 interest expense limitations, was signed into law in the United States. The impacts of OBBB are reflected in our results for the fiscal year ended December 31, 2025, and there was no material impact to our income tax expense or effective tax rate. We expect certain provisions will decrease cash taxes paid and may change the timing of cash tax payments in future periods due to the nature of our equity investments in wholly-owned subsidiaries.

NOTE 5. – SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of December 31, 2025, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $19.2 million at December 31, 2025.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At December 31, 2025, the Corporation’s applicable interest rate was 7.37%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the years ended December 31, 2025, 2024, and 2023 was $75,582, $38,651 and $44,434, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of December 31, 2025, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility was $0 and $600,000 at December 31, 2025 and 2024, respectively. A closing fee of $125,000 was paid related to the closing of this Credit Facility during the year ended December 31, 2022. The unamortized closing fee was $37,500 and $62,500 as of December 31, 2025 and 2024, respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility was $25,000 during each of the years ended December 31, 2025, 2024 and 2023.

For the years ended December 31, 2025, 2024 and 2023, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	2025	2024	2023
Average debt outstanding	$149,589	$11,484,016	$11,180,959
Weighted average interest rate	7.88%	8.91%	8.72%

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about the Corporation’s senior securities (including debt securities and other indebtedness) is shown in the following table.

Year	Total Amount Outstanding (1)	Asset Coverage Ratio Per Unit (2)	Involuntary Liquidation Preference Per Unit (3)	Average Market Value Per Unit (4)
December 31, 2022
Credit Facility	$2,550,000	$23,636	N/A	N/A
December 31, 2023
Credit Facility	16,250,000	4,737	N/A	N/A
December 31, 2024
Credit Facility	600,000	109,888	N/A	N/A
December 31, 2025
Credit Facility	-	N/A	N/A	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
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

NOTE 6. - STOCKHOLDERS’ EQUITY (NET ASSETS)

At December 31, 2025 and 2024, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 23, 2025, the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value per share. This new share repurchase authorization lasts for a period of 12 months from the authorization date until April 23, 2026. This new share repurchase plan replaces the share repurchase authorization that was previously approved by the Board of Directors in April 2024. No shares of Rand’s common stock were repurchased by the Corporation during the years ended December 31, 2025 or 2024.

The Corporation’s Board of Directors declared the following dividends during the year ended December 31, 2025:

Quarter	Dividend/Share Amount	Record Date	Payment Date	Type
1st	$0.29	March 14, 2025	March 28, 2025	Quarterly
2nd	$0.29	May 30, 2025	June 13, 2025	Quarterly
3rd	$0.29	August 29, 2025	September 12, 2025	Quarterly
4th	$0.29	December 16, 2025	December 30, 2025	Quarterly
4th	$0.56	December 16, 2025	December 30, 2025	Special

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of changes in equity accounts is shown in the following table.

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2024	$264,892	$55,801,170	$—	$(1,566,605)	$6,315,756	$60,815,213
Dividend declaration	—	—	8,672,231	—	(12,982,536)	(4,310,305)
Tax reclassification of stockholders’ equity	—	(381,550)	—	—	381,550	—
Net increase in net assets from operations	—	—	—	—	8,827,612	8,827,612
December 31, 2024	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520

January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Dividend declaration	38,879	8,631,884	(8,672,231)	—	(5,107,979)	(5,109,447)
Tax reclassification of stockholders’ equity	—	11,653	—	—	(11,653)	—
Net decrease in net assets from operations	—	—	—	—	(8,039,620)	(8,039,620)
December 31, 2025	$303,771	$64,063,157	$—	$(1,566,605)	$(10,616,870)	$52,183,453

NOTE 7. - COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at December 31, 2025 or 2024.

NOTE 8. - QUARTERLY OPERATIONS AND EARNINGS DATA – UNAUDITED

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2025
Investment income	$1,285,068	$1,579,623	$1,602,297	$2,007,904
Net increase (decrease) in net assets from operations	$1,086,281	$(2,231,194)	$(7,736,154)	$841,447
Basic and diluted net increase (decrease) in net assets from operations per weighted share outstanding	$0.37	$(0.75)	$(2.60)	$0.29
2024
Investment income	$2,137,463	$2,218,454	$2,136,149	$2,067,219
Net (decrease) increase in net assets from operations	$(2,946,058)	$2,636,516	$7,737,773	$1,399,381
Basic and diluted net (decrease) increase in net assets from operations per weighted share outstanding	$(1.14)	$1.02	$3.00	$0.54

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2025 and 2024, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line item in the Consolidated Statements of Financial Position:

	2025	2024
Base Management Fee payable	$176,391	$277,628
Income Based Incentive Fees payable	342,896	178,218
Capital Gains Fee payable	—	1,727,000
Total due to investment adviser	$519,287	$2,182,846

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds). For the years ended December 31, 2025, 2024 and 2023, the Base Management Fees earned by RCM were $830,630, $1,212,160 and $1,057,166, respectively. As of December 31, 2025 and 2024, the Corporation had $176,391 and $277,628, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line item in the Corporation’s Consolidated Statements of Financial Position.

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

For the years ended December 31, 2025 and 2024, the Income Based Fees earned under the Investment Management Agreement were $186,178 and $178,218, respectively. For the year ended December 31, 2023, there were no Income Based Fees earned under the Investment Management Agreement. As of December 31, 2025, the cumulative accrued Income Based Fees payable were $342,896, and based upon the Accrued Unpaid Income received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2024, cumulative accrued Income Based Fees payable was $178,218.

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

As of December 31, 2025, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, the accrued capital gains incentive fee under GAAP was $3,292,000. The amount payable to RCM as of December 31, 2024, under the Investment Management Agreement, was $1,727,000, and was recorded on the “Due to investment adviser” line item in the Corporation’s Consolidated Statement of Financial Position. The remaining capital gains fee accrued in accordance with GAAP as of December 31, 2024 was $1,565,000, and was not payable to RCM, and was recorded on the “Capital gains incentive fees” line item in the Corporation’s Consolidated Statement of Financial Position.

The (benefit) expense related to the accrued capital gains incentive fee was ($1,565,000), $1,012,300 and $804,700 for the years ended December 31, 2025, 2024 and 2023, respectively and is recorded on the “Capital gains incentive fees” line item in the Corporation’s Consolidated Statements of Operations.

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

For the years ended December 31, 2025, 2024 and 2023, the Corporation recorded and paid administrative fees of $199,950, $158,167 and $149,000, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 10. SEGMENT REPORTING

The Corporation operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Corporation’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions for the Corporation on a consolidated basis primarily based on the Corporation’s net increase in net assets from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Corporation’s shareholders. As the Corporation’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Position as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The accounting policies of the segment is the same as those described in the summary of significant accounting policies.

NOTE 11. – SUBSEQUENT EVENT

Subsequent to year end, on February 25, 2026, Rand’s Board of Directors declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about March 25, 2026 to shareholders of record as of March 11, 2026.

RAND CAPITAL CORPORATION AND SUBSIDIARY

SCHEDULE OF CONSOLIDATED CHANGES IN INVESTMENTS AT

COST AND REALIZED GAIN (LOSS)

For the Year Ended December 31, 2025

	Cost Increase (Decrease)	Realized Gain (Loss)
New investments:
Bauer Sheet Metal and Fabricating Inc.	$3,250,000	$—
BlackJet Direct Marketing, LLC	2,500,000	—
BMP Food Service Supply Holdco, LLC	400,000	—
ITA Acquisition, LLC	375,000	—
Carolina Skiff LLC	34,755	—
Total of new investments	6,559,755	—
Other changes to investments:
BMP Food Service Supply Holdco, LLC interest conversion	653,470	—
Caitec, Inc. interest conversion	575,152	—
Mountain Regional Equipment Solutions interest conversion, fee conversion and OID amortization	362,419	—
Autotality (formerly Filterworks Acquisition USA, LLC) interest conversion	220,923	—
Highland All About People Holdings, Inc. interest conversion	130,740	—
Seybert’s Billiards Corporation OID amortization and interest conversion	69,983	—
BMP Swanson Holdco, LLC interest conversion	54,472	—
FCM Industries Holdco LLC interest conversion	51,507	—
Mobile RN Holdings LLC interest conversion	25,508	—
Pressure Pro, Inc. OID amortization and interest conversion	22,445	—
Inter-National Electronic Alloys LLC interest conversion	17,177	—
GoNoodle, Inc. interest conversion	14,457	—
BlackJet Direct Marketing, LLC interest conversion	6,941	—
Bauer Sheet Metal and Fabricating Inc. OID amortization	600	—
Total of other changes to investments	2,205,794	—
Investments repaid, sold or liquidated:
Microcision LLC escrow receipt	—	55,357
GoNoodle, Inc. warrant expiration	(25)	(25)
Carolina Skiff LLC equity sale	(34,755)	684
Lumious loan repayment and realized loss	(789,944)	(77,314)
HDI Acquisition LLC debt repayment	(1,071,824)	—
Pressure Pro, Inc. debt repayment and warrant sale	(1,755,150)	870,000
Tilson Technology Management, Inc. liquidation	(2,850,015)	(2,850,015)
Mattison Avenue Holdings LLC debt repayment	(5,572,902)	—
Seybert’s Billiards Corporation debt repayment	(7,748,770)	—
Total of investments repaid, sold, liquidated or converted	(19,823,385)	(2,001,313)
Net change in investments, at cost and total realized loss	$(11,057,836)	$(2,001,313)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rand Capital Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial position, including the consolidated schedule of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, financial highlights and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2025, and the results of its operations, its cash flows and financial highlights for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments as of December 31, 2025, by correspondence with portfolio companies; or by other appropriate audit procedures when replies were not received. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair-Value – Level 3 Investments

Critical Audit Matter Description

At December 31, 2025, the fair value of the Corporation’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $48,480,496. Management determines the fair value of the Corporation’s Level 3 investments by applying the methodologies outlined in Note 2 to the consolidated financial statements and using significant unobservable inputs and assumptions. Determining the fair value of the Level 3 investments requires management to make judgments about the valuation methodologies and significant unobservable inputs and assumptions including, among others, EBITDA multiples and revenue multiples, used in determining the fair value measurements.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the fair value of the Corporation’s Level 3 investments was complex, as the unobservable inputs and assumptions used by the Corporation are highly judgmental, are sensitive to economic factors, and could have a significant effect on the fair value measurement of such investments.

Our audit procedures included, among others, obtaining an understanding and evaluated the design of controls over the Corporation’s investment valuation process, evaluating the Corporation’s valuation methodologies, testing the significant unobservable inputs and assumptions, including testing the completeness, accuracy, and relevance of the underlying data used in the technique used by the Corporation in determining the fair value of the Corporation’s Level 3 investments, and testing the mathematical accuracy of the Corporation’s valuation calculations. For Level 3 investments, we reviewed the information considered by the Board of Directors relating to the Corporation’s determination of fair value. For a selection of the Corporation’s Level 3 investments, we independently developed fair value estimates and compared them to the Corporation’s estimates. We developed our independent fair value estimates by using the respective investment’s financial information, which we compared to underlying source documents provided to the Corporation by the investment, and available market information from third-party sources, such as market multiples. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Corporation’s year-end valuations.

Opinion on the Supplementary Information

The supplemental schedule of consolidated changes in investments at cost and realized gain (loss) for the year ended December 31, 2025 has been subjected to audit procedures performed in conjunction with the audit of the Corporation’s consolidated financial statements. The supplemental schedule is the responsibility of the Corporation’s management. Our audit procedures included determining whether the supplemental schedule reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable and performing procedures to test the completeness and accuracy of the information presented in the supplemental schedule. In forming our opinion on the supplemental schedule, we evaluated whether the supplemental schedule, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental schedule of consolidated changes in investments at cost and realized gain (loss) for the year ended December 31, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

Other Matter

The consolidated financial statements of the Corporation, including the accompanying consolidated statement of financial position and the consolidated schedule of portfolio investments as of December 31, 2024, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2024 and the financial highlights schedule for each of the four years in the period ended December 31, 2024 were audited by Freed Maxick, P.C., who joined WithumSmith+Brown, PC.,on August 1, 2025, and rendered their opinion on such statements on March 10, 2025.

/s/ Withum Smith+Brown, PC

We have served as the Corporation’s auditor since 2003.

Buffalo, New York

March 5, 2026

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

Our Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of December 31, 2025. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Corporation’s controls and procedures were not effective as of a result of a material weakness in our internal control over financial reporting discussed below.

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

Our Chief Executive Officer and the Chief Financial Officer assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. In making this assessment, our Chief Executive Officer and the Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on their assessment, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified a material weakness in the operation of our controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls.

This material weakness did not result in any misstatements in our consolidated financial statements for 2025 presented in this Annual Report or a need for any changes to, or a restatement of, any previously filed financial statements.

Plan of Remediation of Material Weakness in Internal Control Over Financial Reporting. As reported in this Annual Report, following the identification and communication of the material weakness described above, management commenced remediation actions relating to this material weakness beginning in the first quarter of fiscal year 2026, as follows:

•
We are engaging a new third-party tax advisory firm with enhanced technical resources and review procedures.
•
We are implementing additional management review controls over the income tax provision, including documented review procedures.
•
We are enhancing internal documentation supporting the completeness and accuracy of data used in tax calculations.

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Changes in Internal Control over Financial Reporting.

Except for the material weakness and remediation efforts described above, there have been no changes in our internal control over financial reporting during the Corporation’s most recent quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plan

During the three months ended December 31, 2025, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Insider Trading Policy

The Corporation has adopted an insider trading policy governing the purchase, sale and/or other dispositions of its securities by its directors and officers and entities controlled by such directors and officers, which the Corporation believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is attached hereto as Exhibit 19.1.

Information in response to this Item is incorporated herein by reference to the information under the headings “PROPOSAL 1-ELECTION OF DIRECTORS”, “DELINQUENT SECTIONS 16(a) REPORTS” and “COMMITTEES AND MEETING DATA,” provided in the Corporation’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”).

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2026 Proxy Statement under the heading “DIRECTOR COMPENSATION” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the Corporation’s 2026 Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF SHARES.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information in the Corporation’s 2026 Proxy Statement under the heading “DIRECTOR INDEPENDENCE” and “RELATED PERSON TRANSACTIONS”.

Item 14. Principal Accountant Fees and Services

The Corporation’s independent registered public accounting firm is Withum Smith+Brown, PC, Buffalo, New York, PCAOB Auditor Firm ID: 100

Information concerning the Corporation’s independent registered public accounting firm, the audit committee’s pre-approval policy for audit services and our independent registered public accounting firm fees and services is contained in the Corporation’s 2026 Proxy Statement under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report and included in Part II, Item 8, Financial Statements and Supplementary Data:

	(1)	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Position as of December 31, 2025 and 2024

Consolidated Statements of Operations for the three years in the period ended December 31, 2025

Consolidated Statements of Changes in Net Assets for the three years in the period ended December 31, 2025

Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2025

Consolidated Schedule of Portfolio Investments as of December 31, 2025

Consolidated Schedule of Portfolio Investments as of December 31, 2024

Financial Highlights Schedule for the five years in the period ended December 31, 2025

Notes to the Consolidated Financial Statements

Supplemental Schedule of Consolidated Changes in Investments at Cost and Realized Gain for the year ended December 31, 2025

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

(16.1)	Letter of Freed Maxick, P.C., dated September 11, 2025, incorporated by reference to Exhibit 16.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on September 11, 2025.

(19.1)	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 10, 2025.

(21.1)*

Subsidiaries of Rand Capital Corporation. - Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp.

(31.1)*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(31.2)*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

(32.1)**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Rand Capital Corporation.

(97.1)	Clawback Policy, incorporated by reference to Exhibit 97.1 to the Corporation’s Annual Report on Form 10-K filed with the SEC on March 10, 2025.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2026	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature/Title
(i) Principal Executive Officer:

/s/ Daniel P. Penberthy
Daniel P. Penberthy / Chief Executive Office and President	March 5, 2026

(ii) Principal Accounting & Financial Officer:

/s/ Margaret W. Brechtel
Margaret W. Brechtel / Executive Vice President, Chief	March 5, 2026
Financial Officer and Treasurer

(iii) Directors:

/s/ Benjamin E. Godley
Benjamin E. Godley/ Director	March 5, 2026

/s/ Adam S. Gusky
Adam S. Gusky / Director	March 5, 2026

/s/ Cari L. Jaroslawsky
Cari L. Jaroslawsky / Director	March 5, 2026

/s/ Erland E. Kailbourne
Erland E. Kailbourne / Director	March 5, 2026

/s/ Robert M. Zak
Robert M. Zak / Director	March 5, 2026