Form 10-K/A
period 2025-12-31
RAND CAPITAL CORP
filed 2026-03-31
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K/A

(Amendment No. 1)

____________________________

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

EXPLANATORY NOTE

Rand Capital Corporation (the “Corporation”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) solely for the purpose of adding the “Report of Independent Registered Public Accounting Firm” issued by Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.) with respect to its audit of the financial statements of the Corporation as of December 31, 2024 and for each of the two years in the period ended December 31, 2024 (the “Report of the Predecessor Auditor”). As previously described in a Current Report on Form 8-K, on September 11, 2025, the Corporation replaced Freed Maxick P.C. as the Corporation’s independent registered public accounting firm with WithumSmith+Brown, PC, due to the acquisition of certain assets of Freed Maxick P.C. by WithumSmith+Brown, PC.

The Report of the Predecessor Auditor was inadvertently omitted from the 2025 Form 10-K. Other than as described above, no other changes have been made to the 2025 Form 10-K, including with respect to the financial statements of the Corporation included in the 2025 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2025 Form 10-K, does not update disclosures contained in the 2025 Form 10-K and does not modify or amend the 2025 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of each Item that is amended and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

Part II

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

Buffalo, New York

March 5, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rand Capital Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position, including the consolidated schedule of portfolio investments, of Rand Capital Corporation and Subsidiaries (the Corporation) as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows and the related notes to the consolidated financial statements for each of the two years in the period ended December 31, 2024, and the financial highlights schedule for each of the four years in the period ended December 31, 2024 (collectively, the financial statements). In our opinion, the financial statements and financial highlights schedule present fairly, in all material respects, the financial position of Rand Capital Corporation and Subsidiaries as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, and the financial highlights for each of the four years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights schedule are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights schedule, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights schedule. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights schedule. Our procedures included confirmation of investments as of December 31, 2024, by correspondence with portfolio companies and custodian(s); or by other appropriate audit procedures when replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Our audit procedures included, among others, obtaining an understanding and evaluating the design of controls over the Corporation’s investment valuation process, evaluating the Corporation’s valuation methodologies, testing the significant unobservable inputs and assumptions used by the Corporation in determining the fair value of the Corporation’s Level 3 investments, and testing the mathematical accuracy of the Corporation’s valuation calculations. For Level 3 investments, we reviewed the information considered by the Board of Directors relating to the Corporation’s determination of fair value. For a selection of the Corporation’s Level 3 investments, we independently developed fair value estimates and compared them to the Corporation’s estimates. We developed our independent fair value estimates by using the respective investment’s financial information, which we compared to underlying source documents provided to the Corporation by the investment, and available market information from third-party sources, such as market multiples. We also evaluated subsequent events and other available information and considered whether they corroborated or contradicted the Corporation’s year-end valuations.

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

Reports of Independent Registered Public Accounting Firms

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

(21.1)

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

Date: March 31, 2026	RAND CAPITAL CORPORATION

	By:	/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive Officer and President