Form 10-Q
period 2026-03-31
RAND CAPITAL CORP
filed 2026-05-06
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,563,940, respectively)	$1,400,000	$1,400,000
Affiliate investments (cost of $45,891,354 and $40,867,599, respectively)	39,759,324	36,775,685
Non-Control/Non-Affiliate investments (cost of $9,709,789 and $9,630,860, respectively)	10,383,740	10,304,811
Total investments, at fair value (cost of $62,165,083 and $57,062,399, respectively)	51,543,064	48,480,496
Cash and cash equivalents	330,550	4,208,948
Interest receivable (net of allowance of $25,337)	244,962	168,039
Prepaid income taxes	322,186	283,581
Other assets	73,864	54,248
Total assets	$52,514,626	$53,195,312
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser (see Note 8)	$532,591	$519,287
Accounts payable and accrued expenses	99,873	101,975
Line of credit (see Note 6)	500,000	—
Deferred revenue	427,307	390,597
Total liabilities	1,559,771	1,011,859
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709; shares outstanding: 2,969,814 at 3/31/26 and 12/31/25 (see Note 1)	303,771	303,771
Capital in excess of par value	64,063,157	64,063,157
Treasury stock, at cost: 67,895 shares at 3/31/26 and 12/31/25	(1,566,605)	(1,566,605)
Total distributable earnings	(11,845,468)	(10,616,870)
Total stockholders’ equity (net assets) (per share – 3/31/26: $17.16; 12/31/25: $17.57)	50,954,855	52,183,453
Total liabilities and stockholders’ equity (net assets)	$52,514,626	$53,195,312

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Investment income:
Interest from portfolio companies:
Control investments	$8,896	$—
Affiliate investments	953,175	1,282,859
Non-Control/Non-Affiliate investments	220,688	394,307
Total interest from portfolio companies	1,182,759	1,677,166
Interest from other investments:
Non-Control/Non-Affiliate investments	13,801	10,383
Total interest from other investments	13,801	10,383
Dividend and other investment income:
Affiliate investments	—	13,125
Total dividend and other investment income	—	13,125
Fee income:
Control investments	4,516	4,516
Affiliate investments	35,001	131,755
Non-Control/Non-Affiliate investments	3,772	170,959
Total fee income	43,289	307,230
Total investment income	1,239,849	2,007,904
Expenses:
Base management fee (see Note 8)	189,695	252,208
Income based incentive fees (see Note 8)	—	119,673
Capital gains incentive fees (see Note 8)	—	(75,000)
Interest expense	29,610	36,486
Professional fees	223,622	208,842
Stockholders and office operating	61,269	90,763
Directors' fees	73,375	63,850
Administrative fees	50,700	48,750
Insurance	9,972	13,162
Corporate development	3,674	6,994
Bad debt expense	—	25,337
Total expenses	641,917	791,065
Net investment income before income taxes:	597,932	1,216,839
Income tax expense (benefit)	52,905	(1,276)
Net investment income	545,027	1,218,115
Net realized gain on sales and dispositions of investments:
Affiliate investments	1,075,571	925,357
Non-Control/Non-Affiliate investments	—	(25)
Net realized gain on sales and dispositions of investments	1,075,571	925,332
Net change in unrealized appreciation/depreciation on investments:
Control investments	—	(875,000)
Affiliate investments	(2,040,116)	(423,384)
Change in unrealized appreciation/depreciation before income taxes	(2,040,116)	(1,298,384)
Deferred income tax (benefit) expense	(52,049)	3,616
Net change in unrealized appreciation/depreciation on investments	(1,988,067)	(1,302,000)
Net realized and unrealized loss on investments	(912,496)	(376,668)
Net (decrease) increase in net assets from operations	$(367,469)	$841,447
Weighted average shares outstanding	2,969,814	2,869,339
Basic and diluted net (decrease) increase in net assets from operations per share	$(0.12)	$0.29

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net assets at beginning of period	$52,183,453	$65,332,520
Net investment income	545,027	1,218,115
Net realized gain on sales and dispositions of investments	1,075,571	925,332
Net change in unrealized appreciation/depreciation on investments	(1,988,067)	(1,302,000)
Net (decrease) increase in net assets from operations	(367,469)	841,447
Declaration of dividend	(861,129)	(862,714)
Net assets at end of period	$50,954,855	$65,311,253

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net (decrease) increase in net assets from operations	$(367,469)	$841,447
Adjustments to reconcile net (decrease) increase in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(5,127,924)	(375,000)
Proceeds from sale of portfolio investments	1,319,571	955,357
Proceeds from loan repayments	29,170	8,369,876
Net realized gain on sales and dispositions of portfolio investments	(1,075,571)	(925,332)
Change in unrealized appreciation/depreciation on investments	2,040,116	1,298,384
Deferred income tax benefit	—	(2,725)
Amortization	6,250	6,250
Original issue discount amortization	(3,600)	(23,502)
Non-cash conversion of debenture interest	(244,330)	(624,105)
Non-cash conversion of loan modification fee	—	(15,000)
Change in interest receivable allowance	—	25,337
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(76,923)	108,920
Increase in other assets	(25,866)	(54,121)
Increase in prepaid income taxes	(38,605)	(9,872)
Decrease in accounts payable and accrued expenses	(2,102)	(46,892)
Increase (decrease) in due to investment adviser	13,304	(1,637,008)
Decrease in capital gains incentive fees payable	—	(75,000)
Increase (decrease) in deferred revenue	36,710	(87,778)
Total adjustments	(3,149,800)	6,887,789
Net cash (used in) provided by operating activities	(3,517,269)	7,729,236
Cash flows from financing activities:
Net proceeds from (repayment of) line of credit	500,000	(600,000)
Payment of cash dividend	(861,129)	(3,030,772)
Net cash used in financing activities	(361,129)	(3,630,772)
Net (decrease) increase in cash and cash equivalents	(3,878,398)	4,098,464
Cash and cash equivalents:
Beginning of period	4,208,948	834,805
End of period	$330,550	$4,933,269

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 20.4% of net assets: (f) (l)
Caitec, Inc. (k)(q) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,537,678	2,537,678	10.1%
www.caitec.com	61,261 Series A Preferred.	12/28/23		61,261	25,000
	150 Class A Units. (r)	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,537,678	2,537,678
	150 Class A Units. (r)	11/6/20		150,000	—
	61,261 Series A Preferred.	12/28/23		61,261	25,000
	Total Caitec			5,497,878	5,125,356
GoNoodle, Inc. (k)(q) Nashville, TN. Student engagement	$1,500,000 Secured Note at 12% (1% PIK) due June 15, 2026.	11/1/19	<1%	1,458,346	1,458,346	2.9%
education software providing core aligned	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
physical activity breaks. (Software)	Total GoNoodle			1,458,384	1,458,384
www.gonoodle.com
OnCore Golf Technology, Inc. (g)(q) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	100,000	0.2%
Open Exchange, Inc. (g)(q)	397,899 Series C Preferred.	11/13/13	2%	1,193,697	700,000	1.4%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (g)(q) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (g)(q)	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	2%	—	1,500,000	5.9%
Portland, ME. Develops and operates innovative pole and tower solutions for 5G	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,500,000
& wireless telecom transmission.	Total SQF LLC			250,000	3,000,000
(Professional and Business Services)
www.vertawireless.com
Subtotal Non-Control/Non-Affiliate Investments				$9,709,789	$10,383,740
Affiliate Investments – 78.0% of net assets (f) (m)
AME Holdco, LLC (o)(q) Auburn Hills, MI. Provider of auto dealer	$3,000,000 Term Note at 13%, due October 24, 2030.	2/11/26	13%	3,000,000	3,000,000	7.9%
service center design, equipment, installation	1,000,000 Class A Units.	2/11/26		1,000,000	1,000,000
and service.	Total AME			4,000,000	4,000,000
(Professional and Business Services)
www.amecompanies.com
Applied Image, Inc. (i)(q) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 12%, due February 1, 2029.	12/31/21	12%	1,720,830	1,720,830	3.4%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,720,830	1,720,830
applications. (Manufacturing)
www.appliedimage.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Autotality (g)(k)(o)(q) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	11/18/19	8%	3,273,457	2,250,000	4.4%
booth filter services for collision shops.	626.2 shares Class A-1 Units.	6/3/22		626,243	—
(Automotive)	417.7 shares Class A-0 Units.	9/30/22		139,232	—
www.autotality.com	Total Autotality			4,038,932	2,250,000
Bauer Sheet Metal and Fabricating, LLC (q)	$3,250,000 Term Note at 13% due October 24, 2030.	10/24/25	12%	3,239,200	3,239,200	6.9%
Muskegon, MI. Sheet metal fabricator and	Warrant for 12% Membership Interest.			12,000	300,000
installer. (Manufacturing)	Total Bauer			3,251,200	3,539,200
www.bauersheetmetal.com
BlackJet Direct Marketing, LLC (k)(o)(q) Mountain Top, PA. Direct mail marketing	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,262,583	2,262,583	4.9%
agency specializing in the travel/tourism,	5.55% Preferred Membership Interest.			250,000	250,000
home services and legal services markets.	Total BlackJet Direct Marketing			2,512,583	2,512,583
(Marketing)
www.blackjetmarketing.com
BMP Food Service Supply Holdco, LLC (g)(h)(k)(o)(q) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	11/22/22	17%	7,991,496	4,259,834	8.4%
	16.87% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,489,115	4,259,834
BMP Swanson Holdco, LLC (k)(o)(q) Plano, TX. Designs, installs, and maintains a variety of fire protection systems.	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	3/4/21	9%	1,787,551	1,787,551	5.0%
(Professional and Business Services) www.swansonfire.com	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
	Total BMP Swanson			2,020,884	2,537,551
Carolina Skiff LLC (g)(o)(q) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
fishing and pleasure boats. (Manufacturing)
www.carolinaskiff.com
FCM Industries Holdco LLC (k)(q) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.7%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		549,865	549,865
(Professional and Business Services)	Total FCM Industries			3,929,865	3,929,865
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (k)(q)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,338,889	3,338,889	8.5%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
executive search firm with a focus on the	Total Highland All About People			4,338,889	4,338,889
healthcare industry. (Professional and Business Services) www.allaboutpeople.net
Inter-National Electronic Alloys LLC d/b/a EFINEA (o)(q)	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,389,246	3,389,246	10.2%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,800,000
controlled expansion alloys, electronic grade	Total EFINEA			4,401,011	5,189,246
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (k)(o)(q)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,538,157	2,538,157	6.0%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	500,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,913,157	3,038,157
www.mobileivnurses.com
Mountain Regional Equipment Solutions (g)(h)(o)(q)	$3,000,000 Term Note at 14%, due January 16, 2029.	1/16/24	7%	3,317,419	1,000,000	3.3%
Salt Lake City, UT. Provider of maintenance, safety, fluid transfer, and custom fabrication products. (Distribution)	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	3/13/26		677,924	677,924
www.mountainregionaleq.com	37,991 Common Units.	1/16/24		204,545	—
	Warrant for 4% Membership Interest.	1/16/24		60,000	—
	Total Mountain Regional Equipment Solutions			4,259,888	1,677,924
Subtotal Affiliate Investments				$45,891,354	$39,759,324
Control Investments - 2.7% of net assets (f) (n)
ITA Acquisition, LLC (h)(k)(o)(q) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	6/22/21	37%	3,619,220	931,395	2.7%
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	468,605
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	1,400,000
Subtotal Control Investments				$6,563,940	$1,400,000
TOTAL INVESTMENTS – 101.2%				$62,165,083	$51,543,064
Money Market Funds (included in cash and cash equivalents) - 0.0% of net assets
JPMorgan U.S. Government Money Market Fund Premier, 3.05%		N/A	N/A	3,344	3,344	0.0%
Subtotal Money Market Funds				$3,344	$3,344
TOTAL INVESTMENTS AND MONEY MARKET FUNDS – 101.2%				$62,168,427	$51,546,408
LIABILITIES IN EXCESS OF OTHER ASSETS - (1.2%)					(591,553)
NET ASSETS – 100%					$50,954,855

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At March 31, 2026, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares, common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At March 31, 2026, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3—Investments to the Consolidated Financial Statements).
(e)
As of March 31, 2026, the total cost of investment securities was approximately $62.2 million. Net unrealized depreciation was approximately ($10.6) million, which was comprised of $5.2 million of unrealized appreciation of investment securities and ($15.8) million of unrealized depreciation of investment securities. At March 31, 2026, the aggregate gross unrealized gain for federal income tax purposes was approximately $3.0 million and the aggregate gross unrealized loss for federal income tax purposes was ($13.7) million. The net unrealized loss for federal income tax purposes was ($10.6) million based on a tax cost of $62.5 million.
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
(h)
These debt investments are on non-accrual status as of March 31, 2026.
(i)
Reduction in cost and fair value from previously reported balances reflects current principal repayment.
(j)
Represents interest due (amounts over $100,000) from investments included as interest receivable on the Corporation’s Consolidated Statements of Financial Position. None at March 31, 2026.
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
(p)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of March 31, 2026.
(q)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by the Board of Directors.
(r)
The Corporation’s investment in Class A Units is in Caitec Holdings, LLC, which is the parent holding company of Caitec, Inc.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	$931,395	$—	$—	$—	$931,395	$—	$11,412
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	468,605	—	—	—	468,605	—	2,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	1,400,000	—	—	—	1,400,000	—	13,412
	Total Control Investments	$1,400,000	$—	$—	$—	$1,400,000	$—	$13,412
Affiliate Investments:
AME Holdco, LLC	$3,000,000 Term Note at 13%, due October 24, 2030.	$—	$—	$3,000,000	$—	$3,000,000	$—	$54,000
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total AME	—	—	4,000,000	—	4,000,000	—	54,000
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	1,750,000	—	—	(29,170)	1,720,830	—	53,588
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	(29,170)	1,720,830	—	53,588
Autotality	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	3,149,571	(1,023,457)	123,886	—	2,250,000	—	115,973
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	3,149,571	(1,023,457)	123,886	—	2,250,000	—	115,973
Bauer Sheet Metal and Fabricating LLC	$3,250,000 Term Note at 13% due October 24, 2030.	3,238,600	—	600	—	3,239,200	—	109,475
	Warrant for 12% Membership Interest.	12,000	288,000	—	—	300,000	—	—
	Total Bauer	3,250,600	288,000	600	—	3,539,200	—	109,475
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	2,256,941	—	5,642	—	2,262,583	—	87,016
	5.55% Preferred Membership Interest.	500,000	(250,000)	—	—	250,000	—	—
	Total BlackJet	2,756,941	(250,000)	5,642	—	2,512,583	—	87,016
BMP Food Service Supply Holdco, LLC	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	3,859,834	—	400,000	—	4,259,834	—	42,303
	16.87% Preferred Interest.	—	—	—	—	—	—	—
	Total FSS	3,859,834	—	400,000	—	4,259,834	—	42,303
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,754,587	—	32,964	—	1,787,551	—	54,632
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,504,587	—	32,964	—	2,537,551	—	54,632
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	765,245	—	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	—	—	—	3,112	—
	Total Carolina Skiff	765,245	—	—	—	765,245	3,112	—

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	March 31, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	113,650
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	536,344	—	13,521	—	549,865	—	13,521
	Total FCM	3,916,344	—	13,521	—	3,929,865	—	127,171
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,305,831	—	33,058	—	3,338,889	—	135,234
	1,000,000 Class A Units.	600,000	400,000	—	—	1,000,000	—	—
	Total All About People	3,905,831	400,000	33,058	—	4,338,889	—	135,234
Inter-National Electronic Alloys	$3,288,235 Term Note at 12% due April 4, 2028.	3,389,246	—	—	—	3,389,246	—	104,965
LLC	75.3 Class B Preferred Units.	1,800,000	—	—	—	1,800,000	—	—
	Total EFINEA	5,189,246	—	—	—	5,189,246	—	104,965
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,531,827	—	6,330	—	2,538,157	—	97,819
	6,375 Class A Common Units.	500,000	—	—	—	500,000	—	—
	Total Mobile IV Nurses	3,031,827	—	6,330	—	3,038,157	—	97,819
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14%, due January 16, 2029.	1,400,000	(403,000)	3,000	—	1,000,000	—	6,000
	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	—	—	677,924		677,924
	37,991 Common Units.	—	—	—		—
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	1,400,000	(403,000)	680,924	—	1,677,924	—	6,000
Seybert’s Billiards	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
Corporation	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
	5.82 Common shares.	354,925	(160,925)	—	(194,000)	—	160,925	—
	Total Seybert’s	1,295,659	(1,051,659)	—	(244,000)	—	1,072,459	—
	Total Affiliate Investments	$36,775,685	$(2,040,116)	$5,296,925	$(273,170)	$39,759,324	$1,075,571	$988,176
	Total Control and Affiliate Investments	$38,175,685	$(2,040,116)	$5,296,925	$(273,170)	$41,159,324	$1,075,571	$1,001,588

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

March 31, 2026 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of March 31, 2026
Professional and Business Services	42.8%
Manufacturing	14.4
Distribution	13.3
Consumer Product	10.1
Health and Wellness	5.9
Marketing	4.9
Automotive	4.4
Software	4.2
Total Investments	100%

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
www.autotality.com

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Bauer Sheet Metal and Fabricating Inc. (q)	$3,250,000 Term Note at 13% due October 24, 2030.	10/24/25	12%	3,238,600	3,238,600	6.2%
Muskegon, MI. Sheet metal fabricator and installer. (Manufacturing)	Warrant for 12% Membership Interest.			12,000	12,000
www.bauersheetmetal.com	Total Bauer			3,250,600	3,250,600
BlackJet Direct Marketing, LLC (k)(o)(q) Mountain Top, PA. Direct mail marketing	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,256,941	2,256,941	5.3%
agency specializing in the travel/tourism,	5.55% Preferred Membership Interest.			250,000	500,000
home services and legal services markets.	Total BlackJet Direct Marketing			2,506,941	2,756,941
(Marketing)
www.blackjetmarketing.com
BMP Food Service Supply Holdco, LLC (h)(k)(o)(q) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 16% PIK through March 31, 2026, thereafter 13% (+3% PIK), and $400,000 in principal amount at 13%, due November 22, 2027.	11/22/22	17%	7,591,496	3,859,834	7.4%
	16.87% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,089,115	3,859,834
BMP Swanson Holdco, LLC (k)(o)(q) Plano, TX. Designs, installs, and maintains a variety of fire protection systems.	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	3/4/21	9%	1,754,587	1,754,587	4.8%
(Professional and Business Services) www.swansonfire.com	Preferred Membership Interest for 9.24%.	3/4/21		233,333	750,000
	Total BMP Swanson			1,987,920	2,504,587
Carolina Skiff LLC (g)(o)(q) Waycross, GA. Manufacturer of ocean	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
fishing and pleasure boats. (Manufacturing)
www.carolinaskiff.com	Total Carolina Skiff			15,000	765,245
FCM Industries Holdco LLC (k)(q) Jacksonville, FL. Commercial mulch	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.5%
installation company that serves a range of end markets.	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	7/31/23		536,344	536,344
(Professional and Business Services)	Total FCM Industries			3,916,344	3,916,344
www.firstcoastmulch.com
Highland All About People Holdings, Inc. (k)(q)	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,305,831	3,305,831	7.5%
Phoenix, AZ. Full-service staffing and	1,000,000 Class A Units.	8/7/23		1,000,000	600,000
executive search firm with a focus on the	Total Highland All About People			4,305,831	3,905,831
healthcare industry. (Professional and Business Services) www.allaboutpeople.net	(j) Interest Receivable $100,353
Inter-National Electronic Alloys LLC d/b/a EFINEA (o)(q)	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,389,246	3,389,246	9.9%
Oakland, NJ. Stocking distributor of	75.3 Class B Preferred Units.	4/4/23		1,011,765	1,800,000
controlled expansion alloys, electronic grade	Total EFINEA			4,401,011	5,189,246
nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (k)(o)(q)	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,531,827	2,531,827	5.8%
Phoenix, AZ. IV hydration therapy service	6,375 Class A Common Units.	10/2/24		375,000	500,000
provider. (Health and Wellness)	Total Mobile IV Nurses			2,906,827	3,031,827
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures,” which defines fair value and establishes guidelines for measuring fair value. At December 31, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3—Investments to the Consolidated Financial Statements).
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(1,086,573)	$375,000	$—	$931,395	$—	$45,355
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(388,427)	—	—	468,605	—	8,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(1,475,000)	375,000	—	1,400,000	—	53,355
	Total Control Investments	$2,500,000	$(1,475,000)	$375,000	$—	$1,400,000	$—	$53,355
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$216,208
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	216,208
Autotality (formerly Filterworks Acquisition USA, LLC)	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	2,928,648	—	220,923	—	3,149,571	—	431,232
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	220,923	—	3,149,571	—	431,232
Bauer Sheet Metal and Fabricating Inc.	$3,250,000 Term Note at 13% due October 24, 2030.	—	—	3,238,600	—	3,238,600	—	82,843
	Warrant for 12% Membership Interest.	—	—	12,000	—	12,000	—	—
	Total Bauer	—	—	3,250,600	—	3,250,600	—	82,843
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	—	—	2,256,941	—	2,256,941	—	106,011
	5.55% Preferred Membership Interest.	—	250,000	250,000	—	500,000	—	—
	Total BlackJet	—	250,000	2,506,941	—	2,756,941	—	106,011
BMP Food Service Supply Holdco, LLC	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 16% PIK through March 31, 2026, thereafter 13% (+3% PIK), and $400,000 in principal amount at 13%, due November 22, 2027.	6,538,026	(3,731,662)	1,053,470	—	3,859,834	—	683,808
	16.87% Preferred Interest.	497,619	(497,619)	—	—	—	—	—
	Total FSS	7,035,645	(4,229,281)	1,053,470	—	3,859,834	—	683,808
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,700,115	—	54,472	—	1,754,587	—	214,613
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	54,472	—	2,504,587	—	214,613
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	(442,755)	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	34,755	(34,755)	—	684	—
	Total Carolina Skiff	1,208,000	(442,755)	34,755	(34,755)	765,245	684	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	472,292
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	484,837	51,507	—	536,344	—	51,507
	Total FCM	3,380,000	484,837	51,507	—	3,916,344	—	523,799

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand’s outstanding common stock at March 31, 2026. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We currently operate as an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

The Board declared the following dividend during the three months ended March 31, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries at March 31, 2026: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated with the Corporation under United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiaries, Rand Sub and the Blocker Corps. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. As of March 31, 2026 and December 31, 2025, the Corporation had $3,344 and $3,726,668, respectively, of cash equivalents invested in money market funds. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations.

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

Qualifying Assets - As of March 31, 2026, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of March 31, 2026 and at December 31, 2025.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans that are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of March 31, 2026, three of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $17.4 million and an aggregate fair value of $7.3 million, which represented 28.0% and 14.2% of the Corporation’s investment portfolio, respectively. As of December 31, 2025, three of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $16.3 million and an aggregate fair value of $6.7 million, which represented 28.6% and 13.7% of the Corporation’s investment portfolio, respectively. For the three months ended March 31, 2026 and 2025, 19.7% and 31.1%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

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

Deferred Financing Fees - Origination and commitment costs related to the senior secured revolving credit facility with M&T Bank, (See Note 6—Senior Secured Revolving Credit Facility), are amortized ratably over the term of the Credit Agreement.

Net Assets per Share - Net assets per share are based on the number of shares of common stock outstanding. There are no common stock equivalents outstanding.

Supplemental Cash Flow Information - Net income taxes paid during the three months ended March 31, 2026 and 2025 were $39,460 and $14,937, respectively. Interest paid during the three months ended March 31, 2026 and 2025 was $21,881 and $30,743, respectively. The Corporation converted $244,330 and $624,105 of interest receivable into investments during the three months ended March 31, 2026 and 2025, respectively.

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

Stockholders’ Equity (Net Assets) - At March 31, 2026 and December 31, 2025, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2026, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 22, 2027, and replaces the share repurchase authorization that was previously approved by the Board in May 2025. No shares of Rand’s common stock were repurchased by the Corporation during the three months ended March 31, 2026 or the three months ended March 31, 2025.

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

Accordingly, as of March 31, 2026 and December 31, 2025, the valuation allowance against the Corporation’s deferred tax assets was $401,977 and $343,270, respectively.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at March 31, 2026 or December 31, 2025.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the three months ended March 31, 2026 or 2025.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the three months ended March 31, 2026 or 2025.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

March 31, 2026
Inter-National Electronic Alloys LLC (EFINEA)	10%
Caitec, Inc. (Caitec)	10%
Highland All About People Holdings, Inc. (All About People)	8%
BMP Food Service Supply Holdco, LLC (FSS)	8%
AME Holdco, LLC (AME)	8%

December 31, 2025
EFINEA	11%
Caitec	10%
FCM Industries Holdco LLC (First Coast Mulch)	8%
All About People	8%
FSS	8%

Note 3. INVESTMENTS

The Corporation’s investments are carried at fair value in accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

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

At March 31, 2026 and December 31, 2025, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at March 31, 2026 or December 31, 2025.

In the valuation process, the Corporation values restricted securities categorized as Level 3 investments, using information from these portfolio companies, and, when considered appropriate, third-party valuation inputs, which may include:

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

Another key factor used in valuing equity investments is a significant recent arms-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic, and unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of March 31, 2026:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$3,000,000	$—	$700,000	$150,038	$3,850,038
Non-Control/Non-Affiliate Loan and Debt	5,075,356	1,458,346	—	—	6,533,702
Total Non-Control/Non-Affiliate	$8,075,356	$1,458,346	$700,000	$150,038	$10,383,740
Affiliate Equity	$5,365,245	$—	$—	$1,000,000	$6,365,245
Affiliate Loan and Debt	30,394,079	—	—	3,000,000	33,394,079
Total Affiliate	$35,759,324	$—	$—	$4,000,000	$39,759,324
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$43,834,680	$2,858,346	$700,000	$4,150,038	$51,543,064

Range	4X - 14.7X	1X	3.85X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.1X	1X	3.85X	Not Applicable

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$3,000,000	$—	$700,000	$100,038	$3,800,038
Non-Control/Non-Affiliate Loan and Debt	5,050,064	1,454,709	—	—	6,504,773
Total Non-Control/Non-Affiliate	$8,050,064	$1,454,709	$700,000	$100,038	$10,304,811
Affiliate Equity	$4,915,245	$—	$—	$1,307,659	$6,222,904
Affiliate Loan and Debt	27,314,181	—	—	3,238,600	30,552,781
Total Affiliate	$32,229,426	$—	$—	$4,546,259	$36,775,685
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$40,279,490	$2,854,709	$700,000	$4,646,297	$48,480,496

Range	4X - 14.7X	1X	3.9X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.1X	1X	3.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at March 31, 2026:

		Fair Value Measurements at Reported Date Using
Description	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,187,551	$—	$—	$3,187,551
Debt investments	38,140,230	—	—	38,140,230
Equity investments	10,215,283	—	—	10,215,283
Total	$51,543,064	$—	$—	$51,543,064

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at December 31, 2025:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,154,587	$—	$—	$3,154,587
Debt investments	35,302,967	—	—	35,302,967
Equity investments	10,022,942	—	—	10,022,942
Total	$48,480,496	$—	$—	$48,480,496

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2026:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2025, of Level 3 Assets	$3,154,587	$35,302,967	$10,022,942	$48,480,496
Realized gains included in net change in net assets from operations:
Carolina Skiff LLC (Carolina Skiff)	—	—	3,112	3,112
Seybert’s Billiards Corporation (Seybert’s)	—	—	1,072,459	1,072,459
Total realized gains, net	—	—	1,075,571	1,075,571
Unrealized (losses) gains included in net change in net assets from operations:
Autotality	—	(1,023,457)	—	(1,023,457)
Bauer Sheet Metal and Fabricating, LLC (Bauer)	—	—	288,000	288,000
BlackJet Direct Marketing, LLC (BlackJet)	—	—	(250,000)	(250,000)
Highland All About People Holdings, Inc. (All About People)	—	—	400,000	400,000
Mountain Regional Equipment Solutions (MRES)	—	(403,000)	—	(403,000)
Seybert’s	—	—	(1,051,659)	(1,051,659)
Total unrealized losses, net	—	(1,426,457)	(613,659)	(2,040,116)
Purchases of securities/changes to securities/non-cash conversions:
AME Holdco, LLC (AME)	—	3,000,000	1,000,000	4,000,000
Autotality	—	123,886	—	123,886
Bauer	—	600	—	600
BlackJet	—	5,642	—	5,642
BMP Food Service Supply Holdco, LLC (FSS)	—	400,000	—	400,000
BMP Swanson Holdco, LLC (Swanson)	32,964	—	—	32,964
Caitec, Inc. (Caitec)	—	25,292	50,000	75,292
FCM Industries Holdco LLC (First Coast Mulch)	—	13,521	—	13,521
GoNoodle, Inc. (GoNoodle)	—	3,637	—	3,637
Highland All About People Holdings, Inc. (All About People)	—	33,058	—	33,058
Mobile RN Holdings LLC (Mobile IV Nurses)	—	6,330	—	6,330
MRES	—	680,924	—	680,924
Total purchases of securities/changes to securities/non-cash conversions	32,964	4,292,890	1,050,000	5,375,854
Repayments and sales of securities:
Applied Image, Inc. (Applied Image)	—	(29,170)	—	(29,170)
Carolina Skiff	—	—	(3,112)	(3,112)
Seybert's	—	—	(1,316,459)	(1,316,459)
Total repayments and sales of securities	—	(29,170)	(1,319,571)	(1,348,741)
Ending balance March 31, 2026, of Level 3 Assets	$3,187,551	$38,140,230	$10,215,283	$51,543,064
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(988,457)

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized gains (losses) included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Total realized gains, net	—	—	925,332	925,332
Unrealized gains (losses) included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(247,619)	(247,619)
Inter-National Electronic Alloys LLC (EFINEA)	—	—	288,235	288,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Total unrealized losses, net	(875,000)	—	(423,384)	(1,298,384)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	58,573	—	58,573
Caitec, Inc. (Caitec)	158,454	—	—	158,454
FCM Industries Holdco LLC (First Coast Mulch)	—	12,222	—	12,222
FSS	—	212,770	—	212,770
GoNoodle, Inc. (GoNoodle)	—	3,601	—	3,601
Highland All About People Holdings, Inc. (All About People)	—	31,751	—	31,751
ITA	375,000	—	—	375,000
Mobile RN Holdings LLC (Mobile IV Nurses)	—	6,266	—	6,266
Mountain Regional Equipment Solutions (MRES)	—	124,575	—	124,575
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	31,950	—	31,950
Total purchases of securities/changes to securities/non-cash conversions	533,454	504,153	—	1,037,607
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Total repayments and sales of securities	(5,572,902)	(2,796,974)	(955,357)	(9,325,233)
Ending balance March 31, 2025, of Level 3 Assets	$9,123,425	$35,750,900	$17,283,038	$62,157,363
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(578,384)

Note 4. OTHER ASSETS

At March 31, 2026 and December 31, 2025, other assets was comprised of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$42,614	$16,748
Deferred financing fees, net	31,250	37,500
Total other assets	$73,864	$54,248

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at March 31, 2026 or December 31, 2025.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of March 31, 2026, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $20.1 million at March 31, 2026.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At March 31, 2026, the Corporation’s applicable interest rate was 7.18%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the three months ended March 31, 2026 and 2025 was $18,613 and $18,290, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of March 31, 2026, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at March 31, 2026 and December 31, 2025 was $500,000 and $0, respectively. The unamortized closing fee was $31,250 and $37,500 as of March 31, 2026 and December 31, 2025, respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility during both the three months ended March 31, 2026 and 2025 was $6,250.

For the three months ended March 31, 2026 and 2025, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Average debt outstanding	$265,556	$606,667
Weighted average interest rate	7.15%	7.88%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three months ended March 31, 2026 and 2025, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(10,616,870)	$52,183,453
Payment of dividend	—	—	—	—	(861,129)	(861,129)
Net decrease in net assets from operations	—	—	—	—	(367,469)	(367,469)
March 31, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,845,468)	$50,954,855

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(861,246)	(862,714)
Net increase in net assets from operations	—	—	—	—	841,447	841,447
March 31, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$2,522,583	$65,311,253

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

At March 31, 2026 and December 31, 2025, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line on the Consolidated Statements of Financial Position:

	March 31, 2026	December 31, 2025
Base Management Fee payable	$189,695	$176,391
Income Based Incentive Fees payable	342,896	342,896
Total due to investment adviser	$532,591	$519,287

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds). For the three months ended March 31, 2026 and 2025, the Base Management Fees earned by RCM were $189,695 and $252,208, respectively. As of March 31, 2026 and December 31, 2025, the Corporation had $189,695 and $176,391, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line on the Corporation’s Consolidated Statements of Financial Position.

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

For the three months ended March 31, 2026, no Income Based Fees were earned under the Investment Management Agreement. For the three months ended March 31, 2025, the Income Based Fees earned under the Investment Management Agreement were $119,673. As of March 31, 2026, the cumulative accrued Income Based Fees payable were $342,896, and based upon the Accrued Unpaid Income received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2025, cumulative accrued Income Based Fees payable were $342,896.

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

As of March 31, 2026, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2026.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses. At March 31, 2026, no fee would be due based on net portfolio depreciation. At December 31, 2025, no fee was due based on net portfolio depreciation.

The expense (benefit) related to the accrued capital gains incentive fee was $0 and ($75,000) for the three months ended March 31, 2026 and 2025, respectively and is recorded on the “Capital gains incentive fees” line item in the Corporation’s Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and 2025, the Corporation recorded and paid administrative fees of $50,700 and $48,750, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Three months ended March 31, 2026 (Unaudited)*	Three months ended March 31, 2025 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	17.57	25.31
Income from operations:
Net investment income	0.19	0.41
Net realized (loss) gain on sales and dispositions of investments	0.36	0.31
Net change in unrealized appreciation/depreciation on investments	(0.67)	(0.44)
(Decrease) increase in net assets from operations	(0.12)	0.28
Payment of cash dividend	(0.29)	(0.29)
Effect of stock dividend	—	(3.31)
(Decrease) increase in net assets per share	(0.41)	(3.32)
Net asset value, end of period	$17.16	$21.99
Per share market price, end of period	$11.75	$18.77
Total return based on market value (2)	5.99%	(0.99)%
Total return based on net asset value (3)	(0.70)%	(11.97)%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	4.98%	4.84%
Ratio of expenses including income taxes to average net assets (4)	5.39%	4.84%
Ratio of net investment income to average net assets (4)	4.23%	7.46%
Portfolio turnover	2.70%	0.56%
Debt/equity ratio	0.98%	—%
Net assets, end of period	$50,954,855	$65,311,253
Total amount of senior securities outstanding, exclusive of treasury securities	$500,000	$-
Asset coverage per unit (5)	10,291%	N/A

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

Note 11. SUBSEQUENT EVENT

Subsequent to the quarter end, on April 29, 2026, the Board declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about June 10, 2026 to shareholders of record as of May 27, 2026.

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

FORWARD LOOKING STATEMENTS

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable to RCM for 2026; and statements regarding our compliance with the RIC requirements as of March 31, 2026; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions (including their negative counterparts or other various or comparable terminology) are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. All forward-looking statements are subject to risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of March 31, 2026, our asset coverage ratio for senior securities as of March 31, 2026 was substantially in excess of 150%. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of March 31, 2026, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following dividend during the three months ended March 31, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

SEC Exemptive Order

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the SEC that superseded all prior co-investment exemptive relief orders issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order and without the need to obtain Board approval. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officer will provide reporting to the Board regarding compliance with such policies and procedures.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 1, Financial Statements and Supplementary Data, of this Quarterly Report.

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

At March 31, 2026 and December 31, 2025, all of our investments were Level 3 investments. There were no Level 1 or Level 2 investments at March 31, 2026 or December 31, 2025.

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

Financial Condition

Overview:

	March 31, 2026	December 31, 2025	(Decrease) Increase	% (Decrease) Increase
Total assets	$52,514,626	$53,195,312	$(680,686)	(1.3)%
Total liabilities	1,559,771	1,011,859	547,912	54.1%
Net assets	$50,954,855	$52,183,453	$(1,228,598)	(2.4)%

Net asset value per share (NAV) was $17.16 at March 31, 2026 and $17.57 at December 31, 2025.

Cash and cash equivalents approximated 0.6% of net assets at March 31, 2026, as compared to 8.1% of net assets at December 31, 2025.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At March 31, 2026, there was $500,000 drawn on the Credit Facility and the applicable interest rate was 7.18%. See “Note 6. Senior Secured Revolving Credit Facility” in the Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	March 31, 2026	December 31, 2025	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$62,165,083	$57,062,399	$5,102,684	8.9%
Unrealized depreciation, net	(10,622,019)	(8,581,903)	(2,040,116)	(23.8)%
Investments, at fair value	$51,543,064	$48,480,496	$3,062,568	6.3%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 101% of net assets at March 31, 2026 as compared to approximately 93% of net assets at December 31, 2025.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries.

The change in investments during the three months ended March 31, 2026, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
AME Holdco, LLC (AME)	$4,000,000
Mountain Regional Equipment Solutions (MRES)	677,924
BMP Food Service Supply Holdco, LLC (FSS)	400,000
Caitec, Inc. (Caitec)	50,000
Total of new investments	5,127,924
Other changes to investments:
Autotality interest conversion	123,886
Highland All About People Holdings, Inc. (All About People) interest conversion	33,058
BMP Swanson Holdco, LLC (Swanson) interest conversion	32,964
Caitec interest conversion	25,292
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	13,521
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	6,330
BlackJet Direct Marketing, LLC (BlackJet) interest conversion	5,642
GoNoodle, Inc. (GoNoodle) interest conversion	3,637
MRES OID amortization	3,000
Bauer Sheet Metal and Fabricating, LLC (Bauer) OID amortization	600
Total of other changes to investments	247,930
Investments repaid, sold, liquidated or converted:
Applied Image, Inc. (Applied Image) debt repayment	(29,170)
Seybert’s Billiards Corporation (Seybert’s) equity and warrant sale	(244,000)
Total of investments repaid, sold, liquidated or converted	(273,170)
Net change in investments, at cost	$5,102,684

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025:

Investment Income

	Three months ended March 31, 2026	Three months ended March 31, 2025	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,182,759	$1,677,166	$(494,407)	(29.5)%
Interest from other investments	13,801	10,383	3,418	32.9%
Dividend and other investment income	—	13,125	(13,125)	(100.0)%
Fee income	43,289	307,230	(263,941)	(85.9)%
Total investment income	$1,239,849	$2,007,904	$(768,055)	(38.3)%

The total investment income during the three months ended March 31, 2026 was received from 15 portfolio companies. For the three months ended March 31, 2025, total investment income was received from 18 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 29% lower during the three months ended March 31, 2026 versus the same period in 2025 due to repayment of several interest-yielding investments during the last year, without corresponding new debt instrument originations in replacement. Debt instruments were repaid by HDI Acquisition LLC (Hilton), Lumious, Mattison Avenue Holdings LLC (Mattison), Pressure Pro, Inc. (Pressure Pro), and Seybert’s. In addition, our debt investments in FSS, ITA Acquisition, LLC (ITA), and MRES were placed on non-accrual status during 2025.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the three months ended March 31, 2026 and 2025, 19.7% and 31.1%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The increase in interest from other investments is primarily due to higher average cash balances during the three months ended March 31, 2026 versus the same period in 2025.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions or dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. No dividend income was recognized during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recognized $13,125 in dividend income from Tilson Technology Management, Inc. (Tilson).

Fee income - Fee income generally consists of the revenue associated with the amortization of financing fees charged to the portfolio companies upon successful closing of financings, income associated with portfolio company monitoring fees, and other miscellaneous fees. The financing fees are amortized ratably over the life of the instrument associated with the fees. The unamortized fees are carried on the balance sheet under the line item “Deferred revenue.”

The income associated with the amortization of financing fees was $43,289 and $87,777 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, we recognized a prepayment fee of $167,187 from our debt investment in Mattison, a loan monitoring fee of $20,000 from our debt investment in Pressure Pro, a prepayment fee of $17,266 from our debt investment in Pressure Pro, and a loan modification fee of $15,000 from our investment in MRES. No similar fees were received during the three months ended March 31, 2026.

Expenses

	Three months ended March 31, 2026	Three months ended March 31, 2025	Decrease	% Decrease
Total expenses	$641,917	$791,065	$(149,148)	(18.9)%

The decrease in total expenses during the three months ended March 31, 2026 versus the same period in 2025 was primarily due to a $119,673 decrease in the income based incentive fee expense and a $62,513 decrease in base management fee expense.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. There was no income based incentive fee accrual during the three months ended March 31, 2026. The income based incentive fee accrued during the three months ended March 31, 2025 was $119,673, and was a result of Pre-Incentive Fee Net Investment Income being above the applicable hurdle rate during the applicable quarter, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid or the fair value of our investments decline, the base management fee payable to RCM will decrease accordingly. The base management fee expense for the three months ended March 31, 2026 and 2025 was $189,695 and $252,208, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended March 31, 2026 and 2025 was $545,027 and $1,218,115, respectively.

Realized Gain on Investments

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Realized gain on investments before income taxes	$1,075,571	$925,332	$150,239

During the three months ended March 31, 2026, we sold our equity and warrant investments in Seybert’s and recognized a realized gain of $1,072,459. In addition, during the three months ended March 31, 2026, we recognized a gain of $3,112 from additional proceeds received from the sale of our preferred equity investment in Carolina Skiff.

During the three months ended March 31, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the three months ended March 31, 2025, we recognized a gain of $55,357 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized loss of ($25) with respect to our investment in GoNoodle when our Series C warrant expired without exercise.

Change in Unrealized (Depreciation) Appreciation of Investments

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(2,040,116)	$(1,298,384)	$(741,732)

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended March 31, 2026, was comprised of the following:

Three months ended March 31, 2026
All About People	$400,000
Bauer	288,000
BlackJet	(250,000)
MRES	(403,000)
Autotality	(1,023,457)
Seybert's	(1,051,659)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(2,040,116)

We exited our investment in Seybert’s during the three months ended March 31, 2026.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in All About People and Bauer during the three months ended March 31, 2026 after a financial analysis of each of the portfolio companies indicated continued improved performance.

During the three months ended March 31, 2026, the valuation of our investments in BlackJet, MRES, and Autotality were each decreased after a review of their operations and financial condition.

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended March 31, 2025, was comprised of the following:

Three months ended March 31, 2025
Inter-National Electronic Alloys LLC (EFINEA)	$288,235
Seybert's	256,000
FSS	(247,619)
Pressure Pro	(720,000)
ITA	(875,000)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(1,298,384)

We sold our warrant investment in Pressure Pro during the three months ended March 31, 2025.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA and Seybert’s during the three months ended March 31, 2025 after a financial analysis of each of the portfolio companies indicating continued improved performance.

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

Net (Decrease) Increase in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net (decrease) increase in net assets from operations” on our consolidated statements of operations. The net (decrease) increase in net assets from operations for the three months ended March 31, 2026 and 2025 was ($367,469) and $841,447, respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of March 31, 2026, our total liquidity consisted of approximately $331,000 in cash and approximately $20,100,000 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at March 31, 2026 was $500,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $20,100,000 at March 31, 2026.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At March 31, 2026, our applicable interest rate was 7.18%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at March 31, 2026. See “Note 6. Senior Secured Revolving Credit Facility” on our Notes to the Consolidated Financial Statements for additional information regarding the terms of our Credit Facility.

For the three months ended March 31, 2026, we experienced a net decrease in cash of approximately $3,878,000, which is a net effect of approximately $3,517,000 of net cash used in our operating activities and approximately $361,000 of net cash used in our financing activities.

The $3,517,000 of net cash used in our operating activities during the three months ended March 31, 2026 resulted primarily from approximately $5,128,000 used to fund new or follow-on portfolio company investments, approximately $244,000 in non-cash interest income, and an approximately $141,000 net increase in operating assets. This was partially offset by net investment income of approximately $545,000, approximately $1,349,000 received from the sales of equity investments and repayments of debt investments, and an approximately $48,000 net increase in operating liabilities.

Net cash used in financing activities during the three months ended March 31, 2026 was approximately $361,000. This is comprised of approximately $861,000 in cash dividends paid to shareholders and $500,000 borrowed on the Credit Facility.

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

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of March 31, 2026, all of our debt investments that are not on non-accrual status had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of March 31, 2026. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(5,000)	$(10,000)	$(15,000)
Decrease in interest rate	5,000	10,000	15,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at March 31, 2026, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of March 31, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were not effective as of March 31, 2026 as a result of material weakness in the controls related to the accounting for income taxes and related disclosures discussed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

As previously disclosed in Part II, Item 9A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, management commenced the following remediation actions relating to this material weakness:

•
Engaging a new third-party tax advisory firm with enhanced technical resources and review procedures.
•
Implementing additional management review controls over the income tax provision, including documented review procedures.
•
Enhancing internal documentation supporting the completeness and accuracy of data used in tax calculations.

The Chief Executive Officer and Chief Financial Officer believe these measures will remediate the identified material weakness; however, the material weakness will not be considered remediated until the enhanced controls have been implemented and have operated effectively for a sufficient period of time to enable management to conclude, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting. Except for the material weakness and remediation efforts described above, there have been no changes in our internal control over financial reporting during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
1/1/2026 – 1/31/2026	—	—	—	$1,500,000
2/1/2026 – 2/28/2026	—	—	—	$1,500,000
3/1/2026 – 3/31/2026	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the quarter.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 22, 2026 the Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2027.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 6, 2026

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: May 6, 2026

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)