Form 10-Q
period 2026-06-30
RAND CAPITAL CORP
filed 2026-08-05
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2026, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,563,940, respectively)	$1,400,000	$1,400,000
Affiliate investments (cost of $46,641,149 and $40,867,599, respectively)	38,621,568	36,775,685
Non-Control/Non-Affiliate investments (cost of $14,255,387 and $9,630,860, respectively)	16,479,338	10,304,811
Total investments, at fair value (cost of $67,460,476 and $57,062,399, respectively)	56,500,906	48,480,496
Cash and cash equivalents	429,639	4,208,948
Interest receivable (net of allowance of $25,337)	231,192	168,039
Prepaid income taxes	328,088	283,581
Other assets	170,841	54,248
Total assets	$57,660,666	$53,195,312
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser (see Note 8)	$548,049	$519,287
Accounts payable and accrued expenses	85,575	101,975
Line of credit (see Note 6)	5,100,000	—
Deferred revenue	467,155	390,597
Total liabilities	6,200,779	1,011,859
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709; shares outstanding: 2,969,814 at June 30, 2026 and December 31, 2025 (see Note 1)	303,771	303,771
Capital in excess of par value	64,063,157	64,063,157
Treasury stock, at cost: 67,895 shares at June 30, 2026 and December 31, 2025	(1,566,605)	(1,566,605)
Total distributable earnings	(11,340,436)	(10,616,870)
Total stockholders’ equity (net assets) (per share – June 30, 2026: $17.33; December 31, 2025: $17.57)	51,459,887	52,183,453
Total liabilities and stockholders’ equity (net assets)	$57,660,666	$53,195,312

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Investment income:
Interest from portfolio companies:
Control investments	$7,621	$12,979	$16,517	$12,979
Affiliate investments	828,689	1,264,789	1,781,864	2,547,648
Non-Control/Non-Affiliate investments	337,417	236,794	558,105	631,101
Total interest from portfolio companies	1,173,727	1,514,562	2,356,486	3,191,728
Interest from other investments:
Non-Control/Non-Affiliate investments	27	36,556	13,828	46,939
Total interest from other investments	27	36,556	13,828	46,939
Dividend and other investment income:
Affiliate investments	152,513	—	152,513	13,125
Total dividend and other investment income	152,513	—	152,513	13,125
Fee income:
Control investments	4,516	4,516	9,032	9,032
Affiliate investments	53,871	42,891	88,872	174,646
Non-Control/Non-Affiliate investments	9,765	3,772	13,537	174,731
Total fee income	68,152	51,179	111,441	358,409
Total investment income	1,394,419	1,602,297	2,634,268	3,610,201
Expenses:
Base management fee (see Note 8)	205,153	217,649	394,848	469,857
Income based incentive fees (see Note 8)	—	—	—	119,673
Capital gains incentive fees (see Note 8)	—	(1,490,000)	—	(1,565,000)
Interest expense	72,476	25,417	102,086	61,903
Professional fees	124,194	142,020	347,816	350,862
Stockholders and office operating	104,559	103,349	165,828	194,112
Directors' fees	76,375	66,550	149,750	130,400
Administrative fees	52,500	50,250	103,200	99,000
Insurance	10,614	9,974	20,586	23,136
Corporate development	1,519	(2,493)	5,193	4,501
Bad debt expense	—	13,125	—	38,462
Total expenses	647,390	(864,159)	1,289,307	(73,094)
Net investment income before income taxes:	747,029	2,466,456	1,344,961	3,683,295
Income tax expense (benefit)	37,368	(11,778)	90,273	(13,054)
Net investment income	709,661	2,478,234	1,254,688	3,696,349
Net realized gain on sales and dispositions of investments:
Affiliate investments	958,948	—	2,034,519	925,357
Non-Control/Non-Affiliate investments	—	—	—	(25)
Net realized gain on sales and dispositions of investments	958,948	—	2,034,519	925,332
Net change in unrealized appreciation/depreciation on investments:
Control investments	—	—	—	(875,000)
Affiliate investments	(1,887,551)	(10,122,270)	(3,927,667)	(10,545,654)
Non-Control/Non-Affiliate investments	1,550,000	(189,944)	1,550,000	(189,944)
Change in unrealized appreciation/depreciation before income taxes	(337,551)	(10,312,214)	(2,377,667)	(11,610,598)
Deferred income tax benefit	(35,220)	(97,826)	(87,269)	(94,210)
Net change in unrealized appreciation/depreciation on investments	(302,331)	(10,214,388)	(2,290,398)	(11,516,388)
Net realized and unrealized gain (loss) on investments	656,617	(10,214,388)	(255,879)	(10,591,056)
Net increase (decrease) in net assets from operations	$1,366,278	$(7,736,154)	$998,809	$(6,894,707)
Weighted average shares outstanding	2,969,814	2,969,814	2,969,814	2,920,135
Basic and diluted net increase (decrease) in net assets from operations per share	$0.46	$(2.60)	$0.34	$(2.36)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net assets at beginning of period	$50,954,855	$65,311,253	$52,183,453	$65,332,520
Net investment income	709,661	2,478,234	1,254,688	3,696,349
Net realized gain on sales and dispositions of investments	958,948	—	2,034,519	925,332
Net change in unrealized appreciation/depreciation on investments	(302,331)	(10,214,388)	(2,290,398)	(11,516,388)
Net increase (decrease) in net assets from operations	1,366,278	(7,736,154)	998,809	(6,894,707)
Declaration of dividend	(861,246)	(861,145)	(1,722,375)	(1,723,859)
Net assets at end of period	$51,459,887	$56,713,954	$51,459,887	$56,713,954

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$998,809	$(6,894,707)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(12,027,924)	(409,755)
Proceeds from sale of portfolio investments	2,278,519	955,357
Proceeds from loan repayments	1,750,000	8,490,868
Net realized gain on sales and dispositions of portfolio investments	(2,034,519)	(925,332)
Change in unrealized appreciation/depreciation on investments	2,377,667	11,610,598
Deferred income tax benefit	—	(109,277)
Amortization	12,500	12,500
Original issue discount amortization	(4,200)	(29,004)
Non-cash conversion of debenture interest	(359,953)	(1,223,945)
Non-cash conversion of loan modification fee	—	(15,000)
Change in interest receivable allowance	—	25,337
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(63,153)	81,930
Increase in other assets	(129,093)	(46,045)
Increase in prepaid income taxes	(44,507)	(15,330)
Decrease in accounts payable and accrued expenses	(16,400)	(53,968)
Increase (decrease) in due to investment adviser	28,762	(1,673,346)
Decrease in capital gains incentive fees payable	—	(1,565,000)
Increase (decrease) in deferred revenue	76,558	(138,956)
Total adjustments	(8,155,743)	14,971,632
Net cash (used in) provided by operating activities	(7,156,934)	8,076,925
Cash flows from financing activities:
Net proceeds from (repayment of) line of credit	5,100,000	(600,000)
Payment of cash dividend	(1,722,375)	(3,891,917)
Net cash provided by (used in) financing activities	3,377,625	(4,491,917)
Net (decrease) increase in cash and cash equivalents	(3,779,309)	3,585,008
Cash and cash equivalents:
Beginning of period	4,208,948	834,805
End of period	$429,639	$4,419,813

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 32.0% of net assets: (f) (l)
Caitec, Inc. (k)(q) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,550,529	2,550,529	10.1%
	61,261 Series A Preferred.	12/28/23		61,261	50,000
	150 Class A Units. (r)	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,550,529	2,550,529
	150 Class A Units. (r)	11/6/20		150,000	—
	61,261 Series A Preferred.	12/28/23		61,261	50,000
	Total Caitec			5,523,580	5,201,058
Feature Healthcare, LLC d/b/a 4 Seasons Home Care (k)(q) Lawrenceville, GA. Provider of home care services. (Health and Wellness) www.4seasonscare.com	$4,500,000 Term Note at 12% (+2% PIK) due April 27, 2031.	4/27/26	0%	4,516,250	4,716,250	9.2%
GoNoodle, Inc. (k)(q) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 12% (1% PIK) due September 15, 2026.	11/1/19	<1%	1,461,992	1,461,992	2.8%
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
	Total GoNoodle			1,462,030	1,462,030

OnCore Golf Technology, Inc. (g)(q) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	100,000	0.2%
Open Exchange, Inc. (g)(q) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	2%	1,193,697	1,000,000	1.9%
	397,899 Common.	10/22/19		208,243	—
	Total Open Exchange			1,401,940	1,000,000

PostProcess Technologies, Inc. (g)(q) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (g)(q) Portland, ME. Develops and operates innovative pole and tower solutions for 5G & wireless telecom transmission. (Professional and Business Services) www.vertawireless.com	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	2%	—	2,000,000	7.8%
	250 Class D-1 Units of SQF Holdco LLC.	2/20/23		250,000	2,000,000
	Total SQF LLC			250,000	4,000,000

Subtotal Non-Control/Non-Affiliate Investments				$14,255,387	$16,479,338
Affiliate Investments – 75.1% of net assets (f) (m)
AME Holdco, LLC (o)(q) Auburn Hills, MI. Provider of auto dealer service center design, equipment, installation and service. (Professional and Business Services) www.amecompanies.com	$3,000,000 Term Note at 13%, due February 11, 2031.	2/11/26	13%	3,000,000	3,000,000	7.8%
	1,000,000 Class A Units.	2/11/26		1,000,000	1,000,000
	Total AME			4,000,000	4,000,000

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Autotality (g)(h)(k)(o)(q) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	11/18/19	8%	3,273,457	2,250,000	4.4%
	626.2 shares Class A-1 Units.	6/3/22		626,243	—
	417.7 shares Class A-0 Units.	9/30/22		139,232	—
	Total Autotality			4,038,932	2,250,000
Bauer Sheet Metal and Fabricating, LLC (q) Muskegon, MI. Sheet metal fabricator and installer. (Manufacturing) www.bauersheetmetal.com	$3,250,000 Term Note at 13% due October 24, 2030.	10/24/25	12%	3,239,800	3,239,800	6.9%
	Warrant for 12% Membership Interest.			12,000	300,000
	Total Bauer			3,251,800	3,539,800

BlackJet Direct Marketing, LLC (k)(o)(q) Mountain Top, PA. Direct mail marketing agency specializing in the travel/tourism, home services and legal services markets. (Marketing) www.blackjetmarketing.com	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,268,302	2,268,302	5.4%
	5.55% Preferred Membership Interest.			250,000	500,000
	Total BlackJet Direct Marketing			2,518,302	2,768,302

BMP Food Service Supply Holdco, LLC (h)(k)(o)(q) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	11/22/22	17%	7,991,496	4,259,834	8.3%
	16.87% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,489,115	4,259,834
BMP Swanson Holdco, LLC (g)(h)(k)(o)(q) Plano, TX. Designs, installs, and maintains a variety of fire protection systems. (Professional and Business Services) www.swansonfire.com	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	3/4/21	9%	1,787,551	—	0.0%
	Preferred Membership Interest for 9.24%.	3/4/21		233,333	—
	Total BMP Swanson			2,020,884	—
Carolina Skiff LLC (o)(q) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
FCM Industries Holdco LLC (k)(q) Jacksonville, FL. Commercial mulch installation company that serves a range of end markets. (Professional and Business Services) www.firstcoastmulch.com	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.7%
	$420,000 Convertible Note at 10% PIK, due July 29, 2033.	7/31/23		563,882	563,882
	Total FCM Industries			3,943,882	3,943,882

Highland All About People Holdings, Inc. (k)(q) Phoenix, AZ. Full-service staffing and executive search firm with a focus on the healthcare industry. (Professional and Business Services) www.allaboutpeople.net	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,372,649	3,372,649	8.5%
	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
	Total Highland All About People			4,372,649	4,372,649
	(j) Interest Receivable $101,280
Inter-National Electronic Alloys LLC d/b/a EFINEA (o)(q) Oakland, NJ. Stocking distributor of controlled expansion alloys, electronic grade nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,397,726	3,397,726	10.9%
	75.3 Class B Preferred Units.	4/4/23		1,011,765	2,200,000
	Total EFINEA			4,409,491	5,597,726

See accompanying notes

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mobile RN Holdings LLC d/b/a Mobile IV Nurses (k)(o)(q) Phoenix, AZ. IV hydration therapy service	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,544,573	2,544,573	5.9%
	6,375 Class A Common Units.	10/2/24		375,000	500,000

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

provider. (Health and Wellness) www.mobileivnurses.com	Total Mobile IV Nurses			2,919,573	3,044,573

Mountain Regional Equipment Solutions (g)(h)(o)(q) Salt Lake City, UT. Provider of maintenance, safety, fluid transfer, and custom fabrication products. (Distribution) www.mountainregionaleq.com	$3,000,000 Term Note at 14%, due January 16, 2029.	1/16/24	7%	3,317,419	1,000,000	3.3%
	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	3/13/26		677,924	677,924
	37,991 Common Units.	1/16/24		204,545	—
	Warrant for 4% Membership Interest.	1/16/24		60,000	—
	Total Mountain Regional Equipment Solutions			4,259,888	1,677,924
Termite Guy Corporation (k)(q) Santa Ana, CA. Termite inspection, fumigation, and structural-repair provider. (Professional and Business Services) www.877termite.com	$2,100,000 Term Note at 13% (+1% PIK) due June 3, 2031.	6/3/26	8%	2,101,633	2,101,633	4.7%
	300,000 Class A Units.	6/3/26		300,000	300,000
	Total Termite Guy			2,401,633	2,401,633

Subtotal Affiliate Investments				$46,641,149	$38,621,568
Control Investments - 2.7% of net assets (f) (n)
ITA Acquisition, LLC (h)(k)(o)(q) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	6/22/21	37%	3,619,220	931,395	2.7%
	$1,500,000 Term Note at 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	468,605
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	1,400,000
Subtotal Control Investments				$6,563,940	$1,400,000
TOTAL INVESTMENTS – 109.8%				$67,460,476	$56,500,906
Money Market Funds (included in cash and cash equivalents) - 0.0% of net assets
JPMorgan U.S. Government Money Market Fund Premier, 3.30%		N/A	N/A	3,371	3,371	0.0%
Subtotal Money Market Funds				$3,371	$3,371
TOTAL INVESTMENTS AND MONEY MARKET FUNDS – 109.8%				$67,463,847	$56,504,277
LIABILITIES IN EXCESS OF OTHER ASSETS - (9.8%)					(5,044,390)
NET ASSETS – 100%					$51,459,887

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At June 30, 2026, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares or common shares.
(b)
The Date Acquired column indicates the date on which Rand Capital Corporation (referred to herein, collectively with its subsidiaries, as “Rand,” “we,” “us,” “our” and the “Corporation”) first acquired an investment.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value and establishes guidelines for measuring fair value. At June 30, 2026, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3—Investments to the Consolidated Financial Statements).
(e)
As of June 30, 2026, the total cost of investment securities was approximately $67.5 million. Net unrealized depreciation was approximately ($11.0) million, which was comprised of $6.5 million of unrealized appreciation of investment securities and ($17.5) million of unrealized depreciation of investment securities. At June 30, 2026, the aggregate gross unrealized gain for federal income tax purposes was approximately $4.2 million and the aggregate gross unrealized loss for federal income tax purposes was ($15.2) million. The net unrealized loss for federal income tax purposes was ($11.0) million based on a tax cost of $68.8 million.
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
(h)
These debt investments are on non-accrual status as of June 30, 2026.
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
(p)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of June 30, 2026.
(q)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by our Board of Directors.
(r)
The Corporation’s investment in Class A Units is in Caitec Holdings, LLC, which is the parent holding company of Caitec, Inc.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	$931,395	$—	$—	$—	$931,395	$—	$21,549
	$1,500,000 Term Note at 12% (+2% PIK), due June 21, 2026.	468,605	—	—	—	468,605	—	4,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	1,400,000	—	—	—	1,400,000	—	25,549
	Total Control Investments	$1,400,000	$—	$—	$—	$1,400,000	$—	$25,549
Affiliate Investments:
AME Holdco, LLC	$3,000,000 Term Note at 13%, due February 11, 2031.	$—	$—	$3,000,000	$—	$3,000,000	$—	$156,583
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total AME	—	—	4,000,000	—	4,000,000	—	156,583
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	1,750,000	—	—	(1,750,000)	—	958,948	91,956
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	(1,750,000)	—	958,948	91,956
Autotality	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	3,149,571	(1,023,457)	123,886	—	2,250,000	—	115,973
	626.2 shares Class A-1 Units.	—	—	—	—	—	—	—
	417.7 shares Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	3,149,571	(1,023,457)	123,886	—	2,250,000	—	115,973
Bauer Sheet Metal and Fabricating LLC	$3,250,000 Term Note at 13% due October 24, 2030.	3,238,600	—	1,200	—	3,239,800	—	220,124
	Warrant for 12% Membership Interest.	12,000	288,000	—	—	300,000	—	—
	Total Bauer	3,250,600	288,000	1,200	—	3,539,800	—	220,124
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	2,256,941	—	11,361	—	2,268,302	—	175,187
	5.55% Preferred Membership Interest.	500,000	—	—	—	500,000	—	—
	Total BlackJet	2,756,941	—	11,361	—	2,768,302	—	175,187
BMP Food Service Supply Holdco, LLC	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	3,859,834	—	400,000	—	4,259,834	—	76,806
	16.87% Preferred Interest.	—	—	—	—	—	—	—
	Total FSS	3,859,834	—	400,000	—	4,259,834	—	76,806
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,754,587	(1,787,551)	32,964	—	—	—	56,298
	Preferred Membership Interest for 9.24%.	750,000	(750,000)	—	—	—	—	—
	Total BMP Swanson	2,504,587	(2,537,551)	32,964	—	—	—	56,298

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	June 30, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	765,245	—	—	—	765,245	—	11,307
	6.62% Premium Preferred Interest.	—	—	—	—	—	3,112	—
	Total Carolina Skiff	765,245	—	—	—	765,245	3,112	11,307
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	228,521
	$420,000 Convertible Note at 10% PIK, due July 29, 2033.	536,344	—	27,538	—	563,882	—	27,537
	Total FCM	3,916,344	—	27,538	—	3,943,882	—	256,058
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,305,831	—	66,818	—	3,372,649	—	273,273
	1,000,000 Class A Units.	600,000	400,000	—	—	1,000,000	—	—
	Total All About People	3,905,831	400,000	66,818	—	4,372,649	—	273,273
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% due April 4, 2028.	3,389,246	—	8,480	—	3,397,726	—	361,054
	75.3 Class B Preferred Units.	1,800,000	400,000	—	—	2,200,000	—	—
	Total EFINEA	5,189,246	400,000	8,480	—	5,597,726	—	361,054
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,531,827	—	12,746	—	2,544,573	—	196,930
	6,375 Class A Common Units.	500,000	—	—	—	500,000	—	—
	Total Mobile IV Nurses	3,031,827	—	12,746	—	3,044,573	—	196,930
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14%, due January 16, 2029.	1,400,000	(403,000)	3,000	—	1,000,000	—	9,000
	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	—	—	677,924	—	677,924	—	—
	37,991 Common Units.	—	—	—	—	—	—	—
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	1,400,000	(403,000)	680,924	—	1,677,924	—	9,000
Seybert’s Billiards Corporation	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
	5.82 Common shares.	354,925	(160,925)	—	(194,000)	—	160,925	—
	Total Seybert’s	1,295,659	(1,051,659)	—	(244,000)	—	1,072,459	—
Termite Guy Corporation	$2,100,000 Term Note at 13% (+1% PIK) due June 3, 2031.	—	—	2,101,633	—	2,101,633	—	22,700
	300,000 Class A Units.	—	—	300,000	—	300,000	—	—
	Total Termite Guy	—	—	2,401,633	—	2,401,633	—	22,700
	Total Affiliate Investments	$36,775,685	$(3,927,667)	$7,767,550	$(1,994,000)	$38,621,568	$2,034,519	$2,023,249
	Total Control and Affiliate Investments	$38,175,685	$(3,927,667)	$7,767,550	$(1,994,000)	$40,021,568	$2,034,519	$2,048,798

This schedule should be read in conjunction with the Corporation’s Consolidated Financial Statements, including the Notes to the Consolidated Financial Statements and the Consolidated Schedule of Portfolio Investments.

(1)
Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, capitalized interest and the accretion of discounts. Gross additions also include the movement of an existing portfolio company into this category and out of another category.
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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

June 30, 2026 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of June 30, 2026
Professional and Business Services	40.7%
Health and Wellness	13.7
Distribution	12.9
Manufacturing	10.1
Consumer Product	9.4
Marketing	4.9
Software	4.3
Automotive	4.0
Total Investments	100%

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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At December 31, 2025, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares or common shares.
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
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value and establishes guidelines for measuring fair value. At December 31, 2025, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by our Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3—Investments to the Consolidated Financial Statements).
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
(q)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by our Board of Directors.

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. ORGANIZATION

Rand Capital Corporation (referred to herein, collectively with its subsidiaries, as “Rand”, the “Corporation”, “we”, “us” and “our”) was incorporated under the laws of New York in February 1969. We completed our initial public offering in 1971 and operated as an internally managed, closed end, management investment company from that time until November 2019.

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand’s outstanding common stock at June 30, 2026. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2025 and is currently scheduled to expire on December 31, 2026. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2025 and is currently scheduled to expire on December 31, 2026. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2026 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

We currently operate as an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements specified in the 1940 Act. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets” and provide managerial assistance to the portfolio companies in which we invest. See “Item 1. Business - Regulations, Business Development Company Regulations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”).

In connection with the completion of the Transaction, we have shifted to an investment strategy focused on higher yielding debt investments and elected U.S. Federal tax treatment as a regulated investment company (“RIC”).

The Board declared the following dividends during the six months ended June 30, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026
2nd	$0.29	May 27, 2026	June 10, 2026

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries at June 30, 2026: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated with the Corporation under United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

On November 14, 2025, Rand, RCM and certain of RCM’s affiliates were granted a new order for exemptive relief (the “Order”) by the U.S. Securities and Exchange Commission (the “SEC”) that superseded all prior co-investment exemptive relief orders issued to Rand and its affiliates by the SEC. The Order permits Rand to co-invest in portfolio companies with certain of RCM’s affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Order. The Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when Rand co-invests with RCM’s affiliates in an issuer where RCM’s affiliates have an existing investment in the issuer, and (2) if Rand disposes of an investment acquired in a co-investment transaction unless the disposition is done on a pro rata basis. Pursuant to the Order, the Board oversees Rand’s participation in the co-investment program. As required by the Order, Rand has adopted policies and procedures reasonably designed to ensure compliance with the terms of the Order, and RCM’s and Rand’s Chief Compliance Officers provide reporting to the Board regarding compliance with such policies and procedures.

The accompanying consolidated financial statements describe the operations of Rand and its wholly-owned subsidiaries, Rand Capital Sub, LLC (“Rand Sub”) and the Blocker Corps.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the consolidated financial statements and the notes included in the 2025 10-K. Information contained in this filing should also be reviewed in conjunction with our related filings with the SEC prior to the date of this report.

Principles of Consolidation - The consolidated financial statements include the accounts of Rand and its wholly-owned subsidiaries, Rand Sub and the Blocker Corps. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. As of June 30, 2026 and December 31, 2025, the Corporation had $3,371 and $3,726,668, respectively, of cash equivalents invested in money market funds. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations.

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

Qualifying Assets - As of June 30, 2026, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of June 30, 2026 and at December 31, 2025.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans that are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of June 30, 2026, five of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $22.5 million and an aggregate fair value of $9.6 million, which represented 33.3% and 17.0% of the Corporation’s investment portfolio, respectively. As of December 31, 2025, three of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $16.3 million and an aggregate fair value of $6.7 million, which represented 28.6% and 13.7% of the Corporation’s investment portfolio, respectively. For the six months ended June 30, 2026 and 2025, 13.7% and 33.9%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

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

Supplemental Cash Flow Information - Net income taxes paid during the six months ended June 30, 2026 and 2025 were $47,510 and $17,343, respectively. Interest paid during the six months ended June 30, 2026 and 2025 was $68,753 and $54,401, respectively. The Corporation converted $359,953 and $1,223,945 of interest receivable into investments during the six months ended June 30, 2026 and 2025, respectively.

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

Stockholders’ Equity (Net Assets) - At June 30, 2026 and December 31, 2025, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2026, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of Rand’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 22, 2027, and replaces the share repurchase authorization that was previously approved by the Board in May 2025. No shares of Rand’s common stock were repurchased by the Corporation during the six months ended June 30, 2026 or the six months ended June 30, 2025.

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

Accordingly, as of June 30, 2026 and December 31, 2025, the valuation allowance against the Corporation’s deferred tax assets was $407,080 and $343,270, respectively.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at June 30, 2026 or December 31, 2025.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the six months ended June 30, 2026 or 2025.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. There were no amounts recognized for the six months ended June 30, 2026 or 2025.

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

The following are the concentrations of the top five portfolio company values compared to the fair value of the Corporation’s total investment portfolio:

June 30, 2026
Inter-National Electronic Alloys LLC (EFINEA)	10%
Caitec, Inc. (Caitec)	9%
Feature Healthcare, LLC (4 Seasons)	8%
Highland All About People Holdings, Inc. (All About People)	8%
BMP Food Service Supply Holdco, LLC (FSS)	8%

December 31, 2025
EFINEA	11%
Caitec	10%
FCM Industries Holdco LLC (First Coast Mulch)	8%
All About People	8%
FSS	8%

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

At June 30, 2026 and December 31, 2025, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at June 30, 2026 or December 31, 2025.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of June 30, 2026:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$4,100,000	$—	$1,000,000	$100,038	$5,200,038
Non-Control/Non-Affiliate Loan and Debt	9,817,308	1,461,992	—	—	11,279,300
Total Non-Control/Non-Affiliate	$13,917,308	$1,461,992	$1,000,000	$100,038	$16,479,338
Affiliate Equity	$5,265,245	$—	$—	$1,300,000	$6,565,245
Affiliate Loan and Debt	26,954,690	—	—	5,101,633	32,056,323
Total Affiliate	$32,219,935	$—	$—	$6,401,633	$38,621,568
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$46,137,243	$2,861,992	$1,000,000	$6,501,671	$56,500,906

Range	4X - 18.2X	1X	3.4X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.5X	1X	3.4X	Not Applicable

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$3,000,000	$—	$700,000	$100,038	$3,800,038
Non-Control/Non-Affiliate Loan and Debt	5,050,064	1,454,709	—	—	6,504,773
Total Non-Control/Non-Affiliate	$8,050,064	$1,454,709	$700,000	$100,038	$10,304,811
Affiliate Equity	$4,915,245	$—	$—	$1,307,659	$6,222,904
Affiliate Loan and Debt	27,314,181	—	—	3,238,600	30,552,781
Total Affiliate	$32,229,426	$—	$—	$4,546,259	$36,775,685
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$40,279,490	$2,854,709	$700,000	$4,646,297	$48,480,496

Range	4X - 14.7X	1X	3.9X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.1X	1X	3.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at June 30, 2026:

		Fair Value Measurements at Reported Date Using
Description	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,400,000	$—	$—	$1,400,000
Debt investments	43,335,623	—	—	43,335,623
Equity investments	11,765,283	—	—	11,765,283
Total	$56,500,906	$—	$—	$56,500,906

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at December 31, 2025:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,154,587	$—	$—	$3,154,587
Debt investments	35,302,967	—	—	35,302,967
Equity investments	10,022,942	—	—	10,022,942
Total	$48,480,496	$—	$—	$48,480,496

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2026:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2025, of Level 3 Assets	$3,154,587	$35,302,967	$10,022,942	$48,480,496
Realized gains included in net change in net assets from operations:
Applied Image, Inc. (Applied Image)	—	—	958,948	958,948
Carolina Skiff LLC (Carolina Skiff)	—	—	3,112	3,112
Seybert’s Billiards Corporation (Seybert’s)	—	—	1,072,459	1,072,459
Total realized gains, net	—	—	2,034,519	2,034,519
Unrealized (losses) gains included in net change in net assets from operations:
Autotality	—	(1,023,457)	—	(1,023,457)
Bauer Sheet Metal and Fabricating, LLC (Bauer)	—	—	288,000	288,000
BMP Swanson Holdco, LLC (Swanson)	(1,787,551)	—	(750,000)	(2,537,551)
Caitec, Inc. (Caitec)	—	—	50,000	50,000
Feature Healthcare, LLC (4 Seasons)	—	200,000	—	200,000
Highland All About People Holdings, Inc. (All About People)	—	—	400,000	400,000
Inter-National Electronic Alloys LLC (EFINEA)	—	—	400,000	400,000
Mountain Regional Equipment Solutions (MRES)	—	(403,000)	—	(403,000)
Open Exchange, Inc. (Open Exchange)	—	—	300,000	300,000
Seybert’s	—	—	(1,051,659)	(1,051,659)
SQF LLC (Verta)	—	—	1,000,000	1,000,000
Total unrealized losses, net	(1,787,551)	(1,226,457)	636,341	(2,377,667)
Purchases of securities/changes to securities/non-cash conversions:
4 Seasons	—	4,516,250	—	4,516,250
AME Holdco, LLC (AME)	—	3,000,000	1,000,000	4,000,000
Autotality	—	123,886	—	123,886
Bauer	—	1,200	—	1,200
BlackJet Direct Marketing, LLC (BlackJet)	—	11,361	—	11,361
BMP Food Service Supply Holdco, LLC (FSS)	—	400,000	—	400,000
Caitec	—	50,994	50,000	100,994
EFINEA	—	8,480	—	8,480
FCM Industries Holdco LLC (First Coast Mulch)	—	27,538	—	27,538
GoNoodle, Inc. (GoNoodle)	—	7,283	—	7,283
Highland All About People Holdings, Inc. (All About People)	—	66,818	—	66,818
Mobile RN Holdings LLC (Mobile IV Nurses)	—	12,746	—	12,746
MRES	—	680,924	—	680,924
Swanson	32,964	—	—	32,964
Termite Guy Corporation (Termite Guy)	—	2,101,633	300,000	2,401,633
Total purchases of securities/changes to securities/non-cash conversions	32,964	11,009,113	1,350,000	12,392,077
Repayments and sales of securities:
Applied Image	—	(1,750,000)	(958,948)	(2,708,948)
Carolina Skiff	—	—	(3,112)	(3,112)
Seybert's	—	—	(1,316,459)	(1,316,459)
Total repayments and sales of securities	—	(1,750,000)	(2,278,519)	(4,028,519)
Ending balance June 30, 2026, of Level 3 Assets	$1,400,000	$43,335,623	$11,765,283	$56,500,906
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(1,326,008)

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized (losses) gains included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Total realized gains, net	—	—	925,332	925,332
Unrealized (losses) gains included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	—	(497,619)	(497,619)
Carolina Skiff LLC (Carolina Skiff)	—	—	(442,755)	(442,755)
FCM Industries Holdco LLC (First Coast Mulch)	—	484,837	—	484,837
Inter-National Electronic Alloys LLC (EFINEA)	—	—	488,235	488,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Lumious	(189,944)	—	—	(189,944)
Mobile RN Holdings LLC (Mobile IV Nurses)	—	—	125,000	125,000
Mountain Regional Equipment Solutions (MRES)	—	(739,352)	—	(739,352)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Tilson Technology Management, Inc. (Tilson)	—	—	(9,500,000)	(9,500,000)
Total unrealized losses, net	(1,064,944)	(254,515)	(10,291,139)	(11,610,598)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	73,675	—	73,675
Caitec, Inc. (Caitec)	324,366	—	—	324,366
Carolina Skiff	—	—	34,755	34,755
First Coast Mulch	—	24,893	—	24,893
FSS	—	435,031	—	435,031
GoNoodle, Inc. (GoNoodle)	—	7,211	—	7,211
Highland All About People Holdings, Inc. (All About People)	—	64,176	—	64,176
ITA	375,000	—	—	375,000
Mobile IV Nurses	—	12,617	—	12,617
MRES	—	239,352	—	239,352
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	64,183	—	64,183
Total purchases of securities/changes to securities/non-cash conversions	699,366	943,583	34,755	1,677,704
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Seybert's	—	(120,992)	—	(120,992)
Total repayments and sales of securities	(5,572,902)	(2,917,966)	(955,357)	(9,446,225)
Transfers within Level 3	(4,799,278)	4,799,278	—	—
Ending balance June 30, 2025, of Level 3 Assets	$4,300,115	$40,614,101	$7,450,038	$52,364,254
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(10,890,598)

Note 4. OTHER ASSETS

At June 30, 2026 and December 31, 2025, other assets was comprised of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$84,912	$16,748
Accounts receivable	60,929	—
Deferred financing fees, net	25,000	37,500
Total other assets	$170,841	$54,248

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments at June 30, 2026 or December 31, 2025.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of June 30, 2026, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $12.4 million at June 30, 2026.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At June 30, 2026, the Corporation’s applicable interest rate was 7.18%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the three and six months ended June 30, 2026 was $16,872 and $35,485, respectively. The unused commitment fee related to the Credit Facility during the three and six months ended June 30, 2025 was $19,167 and $37,457, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of June 30, 2026, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at June 30, 2026 and December 31, 2025 was $5,100,000 and $0, respectively. The unamortized closing fee was $25,000 and $37,500 as of June 30, 2026 and December 31, 2025, respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2026 was $6,250 and $12,500, respectively. Amortization expense related to the Credit Facility during the three and six months ended June 30, 2025 was $6,250 and $12,500, respectively.

For the three and six months ended June 30, 2026 and 2025, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Average debt outstanding	$2,779,121	$—	$1,529,282	$301,657
Weighted average interest rate	7.12%	N/A	7.13%	7.88%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and six months ended June 30, 2026 and 2025, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,845,468)	$50,954,855
Payment of dividend	—	—	—	—	(861,246)	(861,246)
Net increase in net assets from operations	—	—	—	—	1,366,278	1,366,278
June 30, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,340,436)	$51,459,887

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
April 1, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$2,522,583	$65,311,253
Payment of dividend	—	—	—	—	(861,145)	(861,145)
Net decrease in net assets from operations	—	—	—	—	(7,736,154)	(7,736,154)
June 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(10,616,870)	$52,183,453
Payment of dividend	—	—	—	—	(1,722,375)	(1,722,375)
Net increase in net assets from operations	—	—	—	—	998,809	998,809
June 30, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,340,436)	$51,459,887

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(1,722,391)	(1,723,859)
Net decrease in net assets from operations	—	—	—	—	(6,894,707)	(6,894,707)
June 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954

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

At June 30, 2026 and December 31, 2025, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line on the Consolidated Statements of Financial Position:

	June 30, 2026	December 31, 2025
Base Management Fee payable	$205,153	$176,391
Income Based Incentive Fees payable	342,896	342,896
Total due to investment adviser	$548,049	$519,287

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds). For the three and six months ended June 30, 2026, the Base Management Fees earned by RCM were $205,153 and $394,848, respectively. For the three and six months ended June 30, 2025, the Base Management Fees earned by RCM were $217,649 and $469,857, respectively. As of June 30, 2026 and December 31, 2025, the Corporation had $205,153 and $176,391, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line on the Corporation’s Consolidated Statements of Financial Position.

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

For the three and six months ended June 30, 2026, no Income Based Fees were earned under the Investment Management Agreement. For the three and six months ended June 30, 2025, the Income Based Fees earned under the Investment Management Agreement were $0 and $119,673, respectively. As of June 30, 2026, the cumulative accrued Income Based Fees payable were $342,896, and based upon the Accrued Unpaid Income received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2025, cumulative accrued Income Based Fees payable were $342,896.

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

As of June 30, 2026, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, and the final calculations are determined annually, and subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2026.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses. At June 30, 2026, no fee would be due based on net portfolio depreciation. At December 31, 2025, no fee was due based on net portfolio depreciation.

The expense related to the accrued capital gains incentive fee was $0 for the three and six months ended June 30, 2026. The benefit related to the accrued capital gains incentive fee was ($1,490,000) and ($1,565,000) for the three and six months ended June 30, 2025, respectively and was recorded on the “Capital gains incentive fees” line item in the Corporation’s Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2026, the Corporation recorded and paid administrative fees of $52,500 and $103,200, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement. For the three and six months ended June 30, 2025, the Corporation recorded and paid administrative fees of $50,250 and $99,000, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Six months ended June 30, 2026 (Unaudited)*	Six months ended June 30, 2025 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	17.57	25.31
Income from operations:
Net investment income	0.42	1.24
Net realized gain on sales and dispositions of investments	0.69	0.31
Net change in unrealized appreciation/depreciation on investments	(0.77)	(3.88)
Increase (decrease) in net assets from operations	0.34	(2.32)
Payment of cash dividend	(0.58)	(0.58)
Effect of stock dividend	—	(3.31)
Decrease in net assets per share	(0.24)	(6.21)
Net asset value, end of period	$17.33	$19.10
Per share market price, end of period	$10.20	$16.12
Total return based on market value (2)	(5.11)%	(13.25)%
Total return based on net asset value (3)	1.91%	(22.26)%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	4.98%	(0.24)%
Ratio of expenses including income taxes to average net assets (4)	5.32%	(0.28)%
Ratio of net investment income to average net assets (4)	4.84%	12.11%
Portfolio turnover	7.67%	0.67%
Debt/equity ratio	9.91%	—%
Net assets, end of period	$51,459,887	$56,713,954
Total amount of senior securities outstanding, exclusive of treasury securities	$5,100,000	$-
Asset coverage per unit (5)	1,109%	N/A

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

Note 10. SEGMENT REPORTING

The Corporation operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Corporation’s chief executive officer and chief financial officer and the CODM assesses the performance and makes operating decisions for the Corporation on a consolidated basis primarily based on the Corporation’s net increase in net assets from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Corporation’s stockholders. As the Corporation’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Financial Position as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

Note 11. SUBSEQUENT EVENT

Subsequent to the quarter end, on July 30, 2026, the Board declared a quarterly cash dividend of $0.29 per share. The cash dividend will be paid on or about September 9, 2026 to shareholders of record as of August 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

FORWARD LOOKING STATEMENTS

Statements included in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable to RCM for 2026; and statements regarding our compliance with the RIC requirements as of June 30, 2026; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions (including their negative counterparts or other various or comparable terminology) are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. All forward-looking statements are subject to risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of the 2025 10-K.

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

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of June 30, 2026, our asset coverage ratio for senior securities was 1,109%. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of the 2025 10-K. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of June 30, 2026, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following dividends during the six months ended June 30, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026
2nd	$0.29	May 27, 2026	June 10, 2026

We may co-invest, subject to the conditions included in the exemptive relief order we received from the SEC, with certain of our affiliates. See the disclosure under the caption “SEC Exemptive Order” below. We believe these types of co-investments are likely to afford us additional investment opportunities and provide an ability to achieve greater diversification in our investment portfolio.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP), which require the use of estimates and assumptions that affect the reported amounts of assets and liabilities. For a summary of all significant accounting policies, including critical accounting policies, see Note 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q.

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

At June 30, 2026 and December 31, 2025, all of our investments were Level 3 investments. There were no Level 1 or Level 2 investments at June 30, 2026 or December 31, 2025.

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

When appropriate the Black-Scholes pricing model is used to estimate the fair value of warrants for accounting purposes. This model requires the use of highly subjective inputs including expected volatility and expected life, in addition to variables for the valuation of minority equity positions in small private and early-stage companies. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

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

Financial Condition

Overview:

	June 30, 2026	December 31, 2025	Increase (Decrease)	% Increase (Decrease)
Total assets	$57,660,666	$53,195,312	$4,465,354	8.4%
Total liabilities	6,200,779	1,011,859	5,188,920	512.8%
Net assets	$51,459,887	$52,183,453	$(723,566)	(1.4)%

Net asset value per share (NAV) was $17.33 at June 30, 2026 and $17.57 at December 31, 2025.

Cash and cash equivalents approximated 0.8% of net assets at June 30, 2026, as compared to 8.1% of net assets at December 31, 2025.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At June 30, 2026, there was $5,100,000 drawn on the Credit Facility and the applicable interest rate was 7.18%. See Note 6—Senior Secured Revolving Credit Facility to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	June 30, 2026	December 31, 2025	Increase (Decrease)	% Increase (Decrease)
Investments, at cost	$67,460,476	$57,062,399	$10,398,077	18.2%
Unrealized depreciation, net	(10,959,570)	(8,581,903)	(2,377,667)	(27.7)%
Investments, at fair value	$56,500,906	$48,480,496	$8,020,410	16.5%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 110% of net assets at June 30, 2026 as compared to approximately 93% of net assets at December 31, 2025.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries.

The change in investments during the six months ended June 30, 2026, at cost, is comprised of the following:

Cost Increase (Decrease)
New investments:
Feature Healthcare, LLC (4 Seasons)	$4,500,000
AME Holdco, LLC (AME)	4,000,000
Termite Guy Corporation (Termite Guy)	2,400,000
Mountain Regional Equipment Solutions (MRES)	677,924
BMP Food Service Supply Holdco, LLC (FSS)	400,000
Caitec, Inc. (Caitec)	50,000
Total of new investments	12,027,924
Other changes to investments:
Autotality interest conversion	123,886
Highland All About People Holdings, Inc. (All About People) interest conversion	66,818
Caitec interest conversion	50,994
BMP Swanson Holdco, LLC (Swanson) interest conversion	32,964
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	27,538
4 Seasons interest conversion	16,250
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	12,746
BlackJet Direct Marketing, LLC (BlackJet) interest conversion	11,361
Inter-National Electronic Alloys LLC (EFINEA) interest conversion	8,480
GoNoodle, Inc. (GoNoodle) interest conversion	7,283
MRES OID amortization	3,000
Termite Guy interest conversion	1,633
Bauer Sheet Metal and Fabricating, LLC (Bauer) OID amortization	1,200
Total of other changes to investments	364,153
Investments repaid, sold, liquidated or converted:
Seybert’s Billiards Corporation (Seybert’s) equity and warrant sale	(244,000)
Applied Image, Inc. (Applied Image) debt repayment and warrant sale	(1,750,000)
Total of investments repaid, sold, liquidated or converted	(1,994,000)
Net change in investments, at cost	$10,398,077

Results of Operations

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025:

Investment Income

	Three months ended June 30, 2026	Three months ended June 30, 2025	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,173,727	$1,514,562	$(340,835)	(22.5)%
Interest from other investments	27	36,556	(36,529)	n/m
Dividend and other investment income	152,513	—	152,513	n/m
Fee income	68,152	51,179	16,973	33.2%
Total investment income	$1,394,419	$1,602,297	$(207,878)	(13.0)%

n/m - Not meaningful

The total investment income during the three months ended June 30, 2026 was received from 16 portfolio companies. For the three months ended June 30, 2025, total investment income was received from 14 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 23% lower during the three months ended June 30, 2026 versus the same period in 2025 due to several interest-yielding investments being placed on non-accrual status during the last year. Debt instruments in Autotality, FSS, ITA Acquisition, LLC (ITA), MRES, and Swanson were placed on non-accrual status.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the three months ended June 30, 2026 and 2025, 8.3% and 37.4%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the three months ended June 30, 2026 versus the same period in 2025.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions or dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. During the three months ended June 30, 2026, we recognized $141,206 in dividend income from EFINEA and $11,307 in dividend income from Carolina Skiff LLC (Carolina Skiff). No dividend income was recognized during the three months ended June 30, 2025.

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

The income associated with the amortization of financing fees was $63,152 and $51,179 for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, we recognized a loan modification fee of $5,000 from our debt investment in GoNoodle. No similar fees were received during the three months ended June 30, 2025.

Expenses

	Three months ended June 30, 2026	Three months ended June 30, 2025	Increase	% Increase
Total expenses	$647,390	$(864,159)	$1,511,549	n/m

n/m - Not meaningful

The increase in total expenses during the three months ended June 30, 2026 versus the same period in 2025 was primarily due to a $1,490,000 increase in the capital gains incentive fee expense and a $47,059 increase in interest expense.

The capital gains incentive fee expense during the three months ended June 30, 2026 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. At June 30, 2026, no fee would be due based on net portfolio depreciation, and accordingly no capital gains incentive fee expense was recognized during the three months ended June 30, 2026. For the three months ended June 30, 2025, the capital gains incentive fee benefit was ($1,490,000), which represented a reversal of a previously accrued capital gains incentive fee based on the calculation as required by GAAP.

The increase in interest expense resulted from higher average outstanding debt balances during the three months ended June 30, 2026 versus the same period in 2025 under the Credit Facility. Interest expense for the three months ended June 30, 2026 and 2025 was $72,476 and $25,417, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended June 30, 2026 and 2025 was $709,661 and $2,478,234, respectively.

Realized Gain on Investments

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Realized gain on investments before income taxes	$958,948	$—	$958,948

During the three months ended June 30, 2026, we sold our warrant investment in Applied Image and recognized a realized gain of $958,948.

Change in Unrealized (Depreciation) Appreciation of Investments

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(337,551)	$(10,312,214)	$9,974,663

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended June 30, 2026, was comprised of the following:

Three months ended June 30, 2026
SQF LLC (Verta)	$1,000,000
EFINEA	400,000
Open Exchange, Inc. (Open Exchange)	300,000
BlackJet	250,000
4 Seasons	200,000
Caitec	50,000
Swanson	(2,537,551)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(337,551)

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Verta, EFINEA, Open Exchange, BlackJet, 4 Seasons, and Caitec during the three months ended June 30, 2026 after a financial analysis of each of the portfolio companies indicated continued improved performance.

During the three months ended June 30, 2026, the valuation of our investment in Swanson decreased as the company has ceased operations.

The change in net unrealized (depreciation) appreciation, before income taxes, for the three months ended June 30, 2025, was comprised of the following:

Three months ended June 30, 2025
First Coast Mulch	$484,837
EFINEA	200,000
Mobile IV Nurses	125,000
Lumious	(189,944)
FSS	(250,000)
Carolina Skiff	(442,755)
MRES	(739,352)
Tilson Technology Management, Inc. (Tilson)	(9,500,000)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(10,312,214)

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the three months ended June 30, 2026 and 2025 was $1,366,278 and ($7,736,154), respectively.

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025:

Investment Income

	Six months ended June 30, 2026	Six months ended June 30, 2025	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$2,356,486	$3,191,728	$(835,242)	(26.2)%
Interest from other investments	13,828	46,939	(33,111)	(70.5)%
Dividend and other investment income	152,513	13,125	139,388	1062.0%
Fee income	111,441	358,409	(246,968)	(68.9)%
Total investment income	$2,634,268	$3,610,201	$(975,933)	(27.0)%

The total investment income during the six months ended June 30, 2026 was received from 18 portfolio companies. For the six months ended June 30, 2025, total investment income was received from 17 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 26% lower during the six months ended June 30, 2026 versus the same period in 2025 due to several interest-yielding investments being placed on non-accrual status during the last year. Debt instruments in Autotality, FSS, ITA, MRES, and Swanson were placed on non-accrual status.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the six months ended June 30, 2026 and 2025, 13.7% and 33.9%, respectively, of our total investment income was attributable to non-cash PIK interest income.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the six months ended June 30, 2026 versus the same period in 2025.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions and dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. During the six months ended June 30, 2026, we recognized $141,206 in dividend income from EFINEA and $11,307 in dividend income from Carolina Skiff. During the six months ended June 30, 2025, we recognized $13,125 in dividend income from Tilson.

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

The income associated with the amortization of financing fees was $106,441 and $138,956 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we recognized a loan modification fee of $5,000 from our debt investment in GoNoodle. During the six months ended June 30, 2025, we recognized a prepayment fee of $167,187 from our debt investment in Mattison Avenue Holdings LLC (Mattison), a loan monitoring fee of $20,000 from our debt investment in Pressure Pro, Inc. (Pressure Pro), a prepayment fee of $17,266 from our debt investment in Pressure Pro, and a loan modification fee of $15,000 from our investment in MRES.

Expenses

	Six months ended June 30, 2026	Six months ended June 30, 2025	Increase	% Increase
Total expenses	$1,289,307	$(73,094)	$1,362,401	n/m

The increase in total expenses during the six months ended June 30, 2026 versus the same period in 2025 was primarily due to a $1,565,000 increase in the capital gains incentive fee expense. The increase was partially offset by a $119,673 decrease in the income based incentive fee expense and a $75,009 decrease in base management fee expense.

The capital gains incentive fee expense during the six months ended June 30, 2026 is due to the calculation of the capital gains fee as required by GAAP. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. At June 30, 2026, no fee would be due based on net portfolio depreciation, and accordingly no capital gains incentive fee expense was recognized during the six months ended June 30, 2026. For the six months ended June 30, 2025, the capital gains incentive fee benefit was ($1,565,000), which represented a reversal of a previously accrued capital gains incentive fee based on the calculation as required by GAAP.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. There was no income based incentive fee accrual during the six months ended June 30, 2026. The income based incentive fee accrued during the six months ended June 30, 2025 was $119,673, and was a result of Pre-Incentive Fee Net Investment Income being above the applicable hurdle rate during the applicable quarter, as set forth and described in the Investment Management Agreement. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during such calendar quarter, minus our operating expenses for such calendar quarter (including the Base Management Fee, expenses payable under the Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding any portion of the Incentive Fee). Pre-Incentive Fee Net Investment Income includes any accretion of original issue discount, market discount, payment-in-kind interest, payment-in-kind dividends or other types of deferred or accrued income, including in connection with zero coupon securities, that we have recognized in accordance with GAAP, but have not yet received in cash (collectively, “Accrued Unpaid Income”). Pre-Incentive Fee Net

Investment Income does not include any realized capital gains, realized and unrealized capital losses or unrealized capital appreciation or depreciation.

The base management fee payable to RCM under the Investment Management Agreement is calculated based upon total assets less cash, and, as investments are exited or repaid or the fair value of our investments decline, the base management fee payable to RCM will decrease accordingly. The base management fee expense for the six months ended June 30, 2026 and 2025 was $394,848 and $469,857, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the six months ended June 30, 2026 and 2025 was $1,254,688 and $3,696,349, respectively.

Realized Gain on Investments

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Realized gain on investments before income taxes	$2,034,519	$925,332	$1,109,187

During the six months ended June 30, 2026, we sold our equity and warrant investments in Seybert’s and recognized a realized gain of $1,072,459. In addition, during the six months ended June 30, 2026, we recognized a realized gain of $958,948 from the sale of our warrant investment in Applied Image. We also recognized a realized gain of $3,112 from additional proceeds received from the sale of our preferred equity investment in Carolina Skiff.

During the six months ended June 30, 2025, we sold our warrant investment in Pressure Pro and recognized a realized gain of $870,000. In addition, during the six months ended June 30, 2025, we recognized a gain of $55,357 from additional proceeds received from Microcision LLC (Microcision), an investment we exited in 2022. We also recognized a realized loss of ($25) on GoNoodle when the Series C warrant expired without exercise.

Change in Unrealized (Depreciation) Appreciation of Investments

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Change in unrealized (depreciation) appreciation of investments before income taxes	$(2,377,667)	$(11,610,598)	$9,232,931

The change in net unrealized (depreciation) appreciation, before income taxes, for the six months ended June 30, 2026, was comprised of the following:

Six months ended June 30, 2026
Verta	$1,000,000
All About People	400,000
EFINEA	400,000
Open Exchange	300,000
Bauer	288,000
4 Seasons	200,000
Caitec	50,000
MRES	(403,000)
Seybert's	(1,051,659)
Autotality	(1,023,457)
Swanson	(2,537,551)
Total change in net unrealized (depreciation) appreciation of investments before income taxes	$(2,377,667)

We exited our investment in Seybert’s during the six months ended June 30, 2026.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Verta, All About People, EFINEA, Open Exchange, Bauer, 4 Seasons, and Caitec after a financial analysis of each of the portfolio companies indicating continued improved performance.

During the six months ended June 30, 2026, the valuation of our investments in MRES and Autotality were decreased after a review of their operations and financial condition. The valuation of our investment in Swanson decreased as the company has ceased operations.

The change in net unrealized appreciation (depreciation), before income taxes, for the six months ended June 30, 2025, was comprised of the following:

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the six months ended June 30, 2026 and 2025 was $998,809 and ($6,894,707), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of June 30, 2026, our total liquidity consisted of approximately $430,000 in cash and approximately $12,400,000 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at June 30, 2026 was $5,100,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $12,400,000 at June 30, 2026.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At June 30, 2026, our applicable interest rate was 7.18%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at June 30, 2026. See Note 6—Senior Secured Revolving Credit Facility to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q for additional information regarding the terms of our Credit Facility.

For the six months ended June 30, 2026, we experienced a net decrease in cash of approximately $3,779,000, which is a net effect of approximately $7,157,000 of net cash used in our operating activities and approximately $3,378,000 of net cash provided by our financing activities.

The $7,157,000 of net cash used in our operating activities during the six months ended June 30, 2026 resulted primarily from approximately $12,028,000 used to fund new or follow-on portfolio company investments, approximately $360,000 in non-cash interest income, and an approximately $237,000 net increase in operating assets. This was partially offset by net investment income of approximately $1,255,000, approximately $4,029,000 received from the sales of equity investments and repayments of debt investments, and an approximately $89,000 net increase in operating liabilities.

Net cash provided by financing activities during the six months ended June 30, 2026 was approximately $3,378,000. This is comprised of $5,100,000 borrowed on the Credit Facility and approximately $1,722,000 in cash dividends paid to shareholders.

We anticipate that we will continue to fund our investment activities through cash generated through our ongoing operating activities and through borrowings under the $25 million Credit Facility. The Credit Facility is scheduled to mature on June 27, 2027, and our liquidity could be adversely impacted if we are unable to extend the maturity of the Credit Facility, obtain alternate financing, or repay the Credit Facility using cash generated through our operating activities. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks primarily consisting of risks resulting from changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of June 30, 2026, all of our debt investments that are not on non-accrual status had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of June 30, 2026, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of June 30, 2026. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(51,000)	$(102,000)	$(153,000)
Decrease in interest rate	51,000	102,000	153,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at June 30, 2026, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer (the Corporation’s principal executive officer) and the Chief Financial Officer (the Corporation’s principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of June 30, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were not effective as of June 30, 2026 as a result of material weakness in the controls related to the accounting for income taxes and related disclosures discussed in the 2025 10-K.

As previously disclosed under the caption “Controls and Procedures” contained in Part II, Item 9A of the 2025 10-K, management commenced the following remediation actions relating to this material weakness:

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

See the information provided under the heading “Risk Factors” in Part I, Item 1A of the 2025 10-K. There have been no material changes from the risk factors as previously disclosed in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
4/1/2026 – 4/30/2026	—	—	—	$1,500,000
5/1/2026 – 5/31/2026	—	—	—	$1,500,000
6/1/2026 – 6/30/2026	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the three-month period ended June 30, 2026.
(2)
The average price paid per share is calculated on a settlement basis and includes commission.
(3)
On April 22, 2026, our Board of Directors approved a new share repurchase plan, which authorizes the Corporation to repurchase shares of the Corporation’s outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock of no greater than the then current net asset value. This share repurchase authorization lasts for a period of 12 months from the authorization date, until April 22, 2027.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 5, 2026

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: August 5, 2026

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)