Form 10-Q
period 2026-09-30
RAND CAPITAL CORP
filed 2026-11-04
CIK 81955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there were 2,969,814 shares of the registrant’s common stock outstanding.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS FOR FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Investments at fair value:
Control investments (cost of $6,563,940 and $6,563,940, respectively)	$1,000,000	$1,400,000
Affiliate investments (cost of $44,436,906 and $40,867,599, respectively)	38,938,209	36,775,685
Non-Control/Non-Affiliate investments (cost of $14,271,955 and $9,630,860, respectively)	16,797,846	10,304,811
Total investments, at fair value (cost of $65,272,801 and $57,062,399, respectively)	56,736,055	48,480,496
Cash and cash equivalents	222,920	4,208,948
Interest receivable (net of allowance of $25,337 at September 30, 2026 and December 31, 2025)	241,387	168,039
Prepaid income taxes	309,395	283,581
Other assets	132,337	54,248
Total assets	$57,642,094	$53,195,312
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET ASSETS)
Liabilities:
Due to investment adviser (see Note 8)	$555,565	$519,287
Accounts payable and accrued expenses	116,404	101,975
Line of credit (see Note 6)	5,000,000	—
Deferred revenue	427,086	390,597
Total liabilities	6,099,055	1,011,859
Commitments and contingencies (see Note 5)
Stockholders’ equity (net assets):
Common stock, $0.10 par; shares authorized 100,000,000; shares issued: 3,037,709; shares outstanding: 2,969,814 at September 30, 2026 and December 31, 2025	303,771	303,771
Capital in excess of par value	64,063,157	64,063,157
Treasury stock, at cost: 67,895 shares at September 30, 2026 and December 31, 2025	(1,566,605)	(1,566,605)
Total distributable earnings	(11,257,284)	(10,616,870)
Total stockholders’ equity (net assets) (per share – September 30, 2026: $17.36; December 31, 2025: $17.57)	51,543,039	52,183,453
Total liabilities and stockholders’ equity (net assets)	$57,642,094	$53,195,312

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Investment income:
Interest from portfolio companies:
Control investments	$—	$13,417	$16,517	$26,396
Affiliate investments	836,258	1,177,248	2,618,122	3,724,896
Non-Control/Non-Affiliate investments	388,065	234,469	946,170	865,570
Total interest from portfolio companies	1,224,323	1,425,134	3,580,809	4,616,862
Interest from other investments:
Non-Control/Non-Affiliate investments	45	73,488	13,873	120,427
Total interest from other investments	45	73,488	13,873	120,427
Dividend and other investment income:
Affiliate investments	28,241	—	180,754	13,125
Total dividend and other investment income	28,241	—	180,754	13,125
Fee income:
Control investments	—	4,515	9,032	13,547
Affiliate investments	55,784	72,714	144,656	247,360
Non-Control/Non-Affiliate investments	3,375	3,772	16,912	178,503
Total fee income	59,159	81,001	170,600	439,410
Total investment income	1,311,768	1,579,623	3,946,036	5,189,824
Expenses:
Base management fee (see Note 8)	214,969	184,382	609,817	654,239
Income based incentive fees (see Note 8)	(2,300)	66,505	(2,300)	186,178
Capital gains incentive fees (see Note 8)	—	—	—	(1,565,000)
Interest expense	113,164	25,416	215,250	87,319
Professional fees	240,538	133,415	588,354	484,277
Stockholders and office operating	61,488	59,398	227,316	253,510
Directors' fees	76,375	66,550	226,125	196,950
Administrative fees	52,500	50,250	155,700	149,250
Insurance	10,612	8,250	31,198	31,386
Corporate development	2,050	2,037	7,243	6,538
Bad debt expense	—	—	—	38,462
Total expenses	769,396	596,203	2,058,703	523,109
Net investment income before income taxes:	542,372	983,420	1,887,333	4,666,715
Income tax benefit	(126,569)	(9,159)	(36,296)	(22,213)
Net investment income	668,941	992,579	1,923,629	4,688,928
Net realized (loss) gain on sales and dispositions of investments:
Affiliate investments	(2,020,884)	(2,850,015)	13,635	(1,924,658)
Non-Control/Non-Affiliate investments	—	(77,314)	—	(77,339)
Net realized (loss) gain on sales and dispositions of investments	(2,020,884)	(2,927,329)	13,635	(2,001,997)
Net change in unrealized appreciation/depreciation on investments:
Control investments	(400,000)	—	(400,000)	(875,000)
Affiliate investments	2,520,884	(481,647)	(1,406,783)	(11,027,301)
Non-Control/Non-Affiliate investments	301,940	189,944	1,851,940	—
Change in unrealized appreciation/depreciation before income taxes	2,422,824	(291,703)	45,157	(11,902,301)
Deferred income tax expense (benefit)	126,483	4,741	39,214	(89,469)
Net change in unrealized appreciation/depreciation on investments	2,296,341	(296,444)	5,943	(11,812,832)
Net realized and unrealized gain (loss) on investments	275,457	(3,223,773)	19,578	(13,814,829)
Net increase (decrease) in net assets from operations	$944,398	$(2,231,194)	$1,943,207	$(9,125,901)
Weighted average shares outstanding	2,969,814	2,969,814	2,969,814	2,936,938
Basic and diluted net increase (decrease) in net assets from operations per share	$0.32	$(0.75)	$0.65	$(3.11)

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Net assets at beginning of period	$51,459,887	$56,713,954	$52,183,453	$65,332,520
Net investment income	668,941	992,579	1,923,629	4,688,928
Net realized (loss) gain on sales and dispositions of investments	(2,020,884)	(2,927,329)	13,635	(2,001,997)
Net change in unrealized appreciation/depreciation on investments	2,296,341	(296,444)	5,943	(11,812,832)
Net increase (decrease) in net assets from operations	944,398	(2,231,194)	1,943,207	(9,125,901)
Declaration of dividend	(861,246)	(861,246)	(2,583,621)	(2,585,105)
Net assets at end of period	$51,543,039	$53,621,514	$51,543,039	$53,621,514

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$1,943,207	$(9,125,901)
Adjustments to reconcile net increase (decrease) in net assets to net cash (used in) provided by operating activities:
Investments in portfolio companies	(12,027,924)	(3,309,755)
Proceeds from sale of portfolio investments	2,278,519	955,357
Proceeds from loan repayments	2,016,250	16,831,276
Net realized (gain) loss on sales and dispositions of portfolio investments	(13,635)	2,001,997
Change in unrealized appreciation/depreciation on investments	(45,157)	11,902,301
Deferred income tax benefit	—	(114,728)
Amortization	18,750	18,750
Original issue discount amortization	(4,800)	(37,804)
Non-cash conversion of debenture interest	(458,812)	(1,841,203)
Non-cash conversion of loan modification fee	—	(15,000)
Change in interest receivable allowance	—	25,337
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(73,348)	148,456
Increase in other assets	(96,839)	(17,073)
Increase in prepaid income taxes	(25,814)	(14,324)
Increase (decrease) in accounts payable and accrued expenses	14,429	(27,592)
Increase (decrease) in due to investment adviser	36,278	(1,655,621)
Decrease in capital gains incentive fees payable	—	(1,565,000)
Increase (decrease) in deferred revenue	36,489	(150,368)
Total adjustments	(8,345,614)	23,135,006
Net cash (used in) provided by operating activities	(6,402,407)	14,009,105
Cash flows from financing activities:
Proceeds from line of credit	12,800,000	1,500,000
Repayment of line of credit	(7,800,000)	(2,100,000)
Payment of cash dividend	(2,583,621)	(4,753,163)
Net cash provided by (used in) financing activities	2,416,379	(5,353,163)
Net (decrease) increase in cash and cash equivalents	(3,986,028)	8,655,942
Cash and cash equivalents:
Beginning of period	4,208,948	834,805
End of period	$222,920	$9,490,747

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 32.6% of net assets: (f) (l)
Caitec, Inc. (k)(q) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods) www.caitec.com	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,563,588	2,563,588	10.1%
	61,261 Series A Preferred.	12/28/23		61,261	50,000
	150 Class A Units. (r)	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,563,588	2,563,588
	61,261 Series A Preferred.	12/28/23		61,261	50,000
	150 Class A Units. (r)	11/6/20		150,000	—
	Total Caitec			5,549,698	5,227,176
Feature Healthcare, LLC d/b/a 4 Seasons Home Care (k)(q) Lawrenceville, GA. Provider of home care services. (Health and Wellness) www.4seasonscare.com	$4,500,000 Term Note at 12% (+2% PIK) due April 27, 2031. (s)	4/27/26	0%	4,500,000	4,700,000	9.1%
GoNoodle, Inc. (k)(q) Nashville, TN. Student engagement education software providing core aligned physical activity breaks. (Software) www.gonoodle.com	$1,500,000 Secured Note at 6% (+6% PIK) due November 15, 2026.	11/1/19	<1%	1,468,692	1,468,692	2.8%
	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
	Total GoNoodle			1,468,730	1,468,730

OnCore Golf Technology, Inc. (g)(q) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	—	0.0%
Open Exchange, Inc. (g)(q) Lincoln, MA. Online presentation and training software. (Software) www.openexc.com	397,899 Series C Preferred.	11/13/13	2%	1,193,697	1,401,940	2.7%
	397,899 Common.	10/22/19		208,243	—
	Total Open Exchange			1,401,940	1,401,940

PostProcess Technologies, Inc. (g)(q) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (g)(q) Portland, ME. Develops and operates innovative pole and tower solutions for 5G & wireless telecom transmission. (Professional and Business Services) www.vertawireless.com	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	2%	—	2,000,000	7.8%
	250 Class D-1 Units of SQF Holdco LLC.	2/20/23		250,000	2,000,000
	Total SQF LLC			250,000	4,000,000

Subtotal Non-Control/Non-Affiliate Investments				$14,271,955	$16,797,846
Affiliate Investments – 75.5% of net assets (f) (m)
AME Holdco, LLC (o)(q) Auburn Hills, MI. Provider of auto dealer service center design, equipment, installation and service. (Professional and Business Services) www.amecompanies.com	$3,000,000 Term Note at 13%, due February 11, 2031.	2/11/26	13%	3,000,000	3,000,000	7.8%
	1,000,000 Class A Units.	2/11/26		1,000,000	1,000,000
	Total AME			4,000,000	4,000,000

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Autotality (g)(h)(k)(o)(q) Deerfield Beach, FL. Provides spray booth equipment, frame repair machines and paint booth filter services for collision shops. (Automotive) www.autotality.com	$2,283,702 Amended Term Note at 14% PIK due March 31, 2027.	11/18/19	8%	3,273,457	1,750,000	3.4%
	626.2 Class A-1 Units.	6/3/22		626,243	—
	417.7 Class A-0 Units.	9/30/22		139,232	—
	Total Autotality			4,038,932	1,750,000
Bauer Sheet Metal and Fabricating, LLC (q) Muskegon, MI. Sheet metal fabricator and installer. (Manufacturing) www.bauersheetmetal.com	$3,250,000 Term Note at 13% due October 24, 2030.	10/24/25	12%	3,240,400	3,240,400	8.2%
	Warrant for 12% Membership Interest.			12,000	1,000,000
	Total Bauer			3,252,400	4,240,400

BlackJet Direct Marketing, LLC (i)(k)(o)(q) Mountain Top, PA. Direct mail marketing agency specializing in the travel/tourism, home services and legal services markets. (Marketing) www.blackjetmarketing.com	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	9/12/25	6%	2,023,460	2,023,460	4.9%
	5.55% Preferred Membership Interest.			250,000	500,000
	Total BlackJet Direct Marketing			2,273,460	2,523,460

BMP Food Service Supply Holdco, LLC (h)(k)(o)(q) Salt Lake City, UT. Provides design, distribution, and installation services for commercial kitchen renovations and new builds. (Professional and Business Services) www.foodservicesupply.com	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	11/22/22	17%	7,991,496	4,259,834	8.3%
	16.87% Preferred Interest.	11/22/22		497,619	—
	Total BMP Food Service Supply			8,489,115	4,259,834
Carolina Skiff LLC (o)(q) Waycross, GA. Manufacturer of ocean fishing and pleasure boats. (Manufacturing) www.carolinaskiff.com	6.0825% Class A Common Membership Interest.	1/30/04	7%	15,000	765,245	1.5%
FCM Industries Holdco LLC (k)(q) Jacksonville, FL. Commercial mulch installation company that serves a range of end markets. (Professional and Business Services) www.firstcoastmulch.com	$3,380,000 Term Note at 13% due July 31, 2028.	7/31/23	12%	3,380,000	3,380,000	7.7%
	$420,000 Convertible Note at 10% PIK, due July 29, 2033.	7/31/23		578,415	578,415
	Total FCM Industries			3,958,415	3,958,415

Highland All About People Holdings, Inc. (k)(q) Phoenix, AZ. Full-service staffing and executive search firm with a focus on the healthcare industry. (Professional and Business Services) www.allaboutpeople.net	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	8/7/23	12%	3,407,125	3,407,125	8.6%
	1,000,000 Class A Units.	8/7/23		1,000,000	1,000,000
	Total Highland All About People			4,407,125	4,407,125
	(j) Interest Receivable $104,541
Inter-National Electronic Alloys LLC d/b/a EFINEA (o)(q) Oakland, NJ. Stocking distributor of controlled expansion alloys, electronic grade nickels, refractory grade metals and alloys, and soft magnetic alloys. (Distribution) www.nealloys.com	$3,288,235 Term Note at 12% due April 4, 2028.	4/4/23	6%	3,397,726	3,397,726	11.4%
	75.3 Class B Preferred Units.	4/4/23		1,011,765	2,500,000
	Total EFINEA			4,409,491	5,897,726

Mobile RN Holdings LLC d/b/a Mobile IV Nurses (k)(o)(q) Phoenix, AZ. IV hydration therapy service provider. (Health and Wellness) www.mobileivnurses.com	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	10/2/24	6%	2,551,076	2,551,076	5.9%
	6,375 Class A Common Units.	10/2/24		375,000	500,000
	Total Mobile IV Nurses			2,926,076	3,051,076

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Mountain Regional Equipment Solutions (g)(h)(o)(q) Salt Lake City, UT. Provider of maintenance, safety, fluid transfer, and custom fabrication products. (Distribution) www.mountainregionaleq.com	$3,000,000 Term Note at 14%, due January 16, 2029.	1/16/24	7%	3,317,419	1,000,000	3.3%
	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	3/13/26		677,924	677,924
	37,991 Common Units.	1/16/24		204,545	—
	Warrant for 4% Membership Interest.	1/16/24		60,000	—
	Total Mountain Regional Equipment Solutions			4,259,888	1,677,924
Termite Guy Corporation (k)(q) Santa Ana, CA. Termite inspection, fumigation, and structural-repair provider. (Professional and Business Services) www.877termite.com	$2,100,000 Term Note at 13% (+1% PIK) due June 3, 2031.	6/3/26	8%	2,107,004	2,107,004	4.7%
	300,000 Class A Units.	6/3/26		300,000	300,000
	Total Termite Guy			2,407,004	2,407,004

Subtotal Affiliate Investments				$44,436,906	$38,938,209
Control Investments - 1.9% of net assets (f) (n)
ITA Acquisition, LLC (h)(k)(o)(q) Ormond Beach, FL. Blind and shade manufacturing. (Manufacturing) www.itawindowfashions.com	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	6/22/21	37%	3,619,220	665,282	1.9%
	$1,500,000 Term Note at 12% (+2% PIK), due June 21, 2026.	6/22/21		1,820,910	334,718
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	6/22/21		1,123,810	—
	Total ITA			6,563,940	1,000,000
Subtotal Control Investments				$6,563,940	$1,000,000
TOTAL INVESTMENTS – 110.1%				$65,272,801	$56,736,055
Money Market Funds (included in cash and cash equivalents) - 0.0% of net assets
JPMorgan U.S. Government Money Market Fund Premier, 3.30%		N/A	N/A	3,416	3,416	0.0%
Subtotal Money Market Funds				$3,416	$3,416
TOTAL INVESTMENTS AND MONEY MARKET FUNDS – 110.1%				$65,276,217	$56,739,471
LIABILITIES IN EXCESS OF OTHER ASSETS - (10.1%)					(5,196,432)
NET ASSETS – 100%					$51,543,039

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Notes to the Consolidated Schedule of Portfolio Investments

(a)
At September 30, 2026, restricted securities represented 100% of the fair value of the investment portfolio. Restricted securities are subject to one or more restrictions on resale and are not freely marketable. Type of investment for equity position is in the form of shares unless otherwise noted as units or interests, i.e., preferred shares or common shares.
(b)
The Date Acquired column indicates the date on which Rand Capital Corporation (referred to herein, collectively with its subsidiaries, as “Rand,” “we,” “us,” “our” and the “Corporation”) first acquired an investment.
(c)
Each equity percentage estimates the Corporation’s equity ownership interest in the applicable portfolio investment. The estimated ownership is calculated based on the percent of outstanding voting securities held by the Corporation or the potential percentage of voting securities held by the Corporation upon exercise of warrants or conversion of debentures, or other available data. If applicable, the symbol “<1%” indicates that the Corporation holds an equity interest of less than one percent.
(d)
The Corporation’s investments are carried at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value and establishes guidelines for measuring fair value. At September 30, 2026, ASC 820 designates 100% of the Corporation’s investments as “Level 3” assets. Under the valuation policy of the Corporation, unrestricted publicly traded securities are valued at the closing price for these securities on the last trading day of the reporting period. Restricted securities are subject to restrictions on resale and are valued at fair value as determined in good faith by our external investment advisor Rand Capital Management, LLC (“RCM”) and approved by the Board of Directors. Fair value is considered to be the amount that the Corporation may reasonably expect to receive for portfolio securities when sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities and these favorable or unfavorable differences could be material. Among the factors considered in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company (see Note 3—Investments to the Consolidated Financial Statements).
(e)
As of September 30, 2026, the total cost of investment securities was approximately $65.3 million. Net unrealized depreciation was approximately ($8.5) million, which was comprised of $7.6 million of unrealized appreciation of investment securities and ($16.1) million of unrealized depreciation of investment securities. At September 30, 2026, the aggregate gross unrealized gain for federal income tax purposes was approximately $4.9 million and the aggregate gross unrealized loss for federal income tax purposes was ($13.5) million. The net unrealized loss for federal income tax purposes was ($8.5) million based on a tax cost of $66.3 million.
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
(h)
These debt investments are on non-accrual status as of September 30, 2026.
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
(p)
Indicates assets that the Corporation believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Corporation’s total assets at the time of acquisition of any additional non-qualifying assets. The Corporation had no investments in non-qualifying assets as of September 30, 2026.
(q)
Investments classified as Level 3 for purposes of the fair value determination by RCM and approved by our Board of Directors.
(r)
The Corporation’s investment in Class A Units is in Caitec Holdings, LLC, which is the parent holding company of Caitec, Inc.
(s)
The Corporation’s debt investment includes a contingent make-whole fee equal to the greater of (i) 5.0% of enterprise value less aggregate debt of Feature Healthcare, LLC and its subsidiaries, or (ii) $500,000, payable upon the occurrence of certain specified events.

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note: $2,297,808 in principal amount at 12% (+2% PIK), and $375,000 in principal amount at 14%, due June 21, 2026.	$931,395	$(266,113)	$—	$—	$665,282	$—	$21,549
	$1,500,000 Term Note at 12% (+2% PIK), due June 21, 2026.	468,605	(133,887)	—	—	334,718	—	4,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	1,400,000	(400,000)	—	—	1,000,000	—	25,549
	Total Control Investments	$1,400,000	$(400,000)	$—	$—	$1,000,000	$—	$25,549
Affiliate Investments:
AME Holdco, LLC	$3,000,000 Term Note at 13%, due February 11, 2031.	$—	$—	$3,000,000	$—	$3,000,000	$—	$260,250
	1,000,000 Class A Units.	—	—	1,000,000	—	1,000,000	—	—
	Total AME	—	—	4,000,000	—	4,000,000	—	260,250
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	1,750,000	—	—	(1,750,000)	—	958,948	91,956
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	(1,750,000)	—	958,948	91,956
Autotality	$2,283,702 Amended Term Note at 14% PIK due March 31, 2027.	3,149,571	(1,523,457)	123,886	—	1,750,000	—	115,973
	626.2 Class A-1 Units.	—	—	—	—	—	—	—
	417.7 Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	3,149,571	(1,523,457)	123,886	—	1,750,000	—	115,973
Bauer Sheet Metal and Fabricating, LLC	$3,250,000 Term Note at 13% due October 24, 2030.	3,238,600	—	1,800	—	3,240,400	—	331,946
	Warrant for 12% Membership Interest.	12,000	988,000	—	—	1,000,000	—	—
	Total Bauer	3,250,600	988,000	1,800	—	4,240,400	—	331,946
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	2,256,941	—	16,519	(250,000)	2,023,460	—	262,436
	5.55% Preferred Membership Interest.	500,000	—	—	—	500,000	—	—
	Total BlackJet	2,756,941	—	16,519	(250,000)	2,523,460	—	262,436
BMP Food Service Supply Holdco, LLC	$7,235,000 Fourth Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through February 5, 2027, thereafter 12%, $1,615,000 in principal amount at 16% PIK through February 5, 2027, thereafter 13% (+3% PIK), and $800,000 in principal amount at 13%, due November 22, 2027.	3,859,834	—	400,000	—	4,259,834	—	93,975
	16.87% Preferred Interest.	—	—	—	—	—	—	—
	Total FSS	3,859,834	—	400,000	—	4,259,834	—	93,975
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,754,587	—	32,964	(1,787,551)	—	(1,787,551)	57,409
	Preferred Membership Interest for 9.24%.	750,000	(516,667)	—	(233,333)	—	(233,333)	—
	Total BMP Swanson	2,504,587	(516,667)	32,964	(2,020,884)	—	(2,020,884)	57,409

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Company	Type of Investment	January 1, 2026, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	September 30, 2026, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	765,245	—	—	—	765,245	—	11,307
	6.62% Premium Preferred Interest.	—	—	—	—	—	3,112	—
	Total Carolina Skiff	765,245	—	—	—	765,245	3,112	11,307
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	356,200
	$420,000 Convertible Note at 10% PIK, due July 29, 2033.	536,344	—	42,071	—	578,415	—	42,071
	Total FCM	3,916,344	—	42,071	—	3,958,415	—	398,271
Highland All About People Holdings, Inc.	$3,000,000 Term Note at 12% (+4% PIK) due August 7, 2028.	3,305,831	—	101,294	—	3,407,125	—	414,177
	1,000,000 Class A Units.	600,000	400,000	—	—	1,000,000	—	—
	Total All About People	3,905,831	400,000	101,294	—	4,407,125	—	414,177
Inter-National Electronic Alloys LLC	$3,288,235 Term Note at 12% due April 4, 2028.	3,389,246	—	8,480	—	3,397,726	—	327,369
	75.3 Class B Preferred Units.	1,800,000	700,000	—	—	2,500,000	—	169,447
	Total EFINEA	5,189,246	700,000	8,480	—	5,897,726	—	496,816
Mobile RN Holdings LLC	$2,500,000 Term Note at 14% (+1% PIK) due October 2, 2029.	2,531,827	—	19,249	—	2,551,076	—	297,349
	6,375 Class A Common Units.	500,000	—	—	—	500,000	—	—
	Total Mobile IV Nurses	3,031,827	—	19,249	—	3,051,076	—	297,349
Mountain Regional Equipment Solutions	$3,000,000 Term Note at 14%, due January 16, 2029.	1,400,000	(403,000)	3,000	—	1,000,000	—	12,000
	$677,924 Senior Secured Promissory Note at SOFR + 3.25%, due January 16, 2027.	—	—	677,924	—	677,924	—	—
	37,991 Common Units.	—	—	—	—	—	—	—
	Warrant for 4% Membership Interest.	—	—	—	—	—	—	—
	Total MRES	1,400,000	(403,000)	680,924	—	1,677,924	—	12,000
Seybert’s Billiards Corporation	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
	Warrant for 4% Membership Interest.	470,367	(445,367)	—	(25,000)	—	455,767	—
	5.82 Common shares.	354,925	(160,925)	—	(194,000)	—	160,925	—
	Total Seybert’s	1,295,659	(1,051,659)	—	(244,000)	—	1,072,459	—
Termite Guy Corporation	$2,100,000 Term Note at 13% (+1% PIK) due June 3, 2031.	—	—	2,107,004	—	2,107,004	—	99,667
	300,000 Class A Units.	—	—	300,000	—	300,000	—	—
	Total Termite Guy	—	—	2,407,004	—	2,407,004	—	99,667
	Total Affiliate Investments	$36,775,685	$(1,406,783)	$7,834,191	$(4,264,884)	$38,938,209	$13,635	$2,943,532
	Total Control and Affiliate Investments	$38,175,685	$(1,806,783)	$7,834,191	$(4,264,884)	$39,938,209	$13,635	$2,969,081

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

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

September 30, 2026 (Continued)

(Unaudited)

Industry Classification	Percentage of Total Investments (at fair value) as of September 30, 2026
Professional and Business Services	40.6%
Health and Wellness	13.7
Distribution	13.3
Manufacturing	10.6
Consumer Product	9.2
Software	5.1
Marketing	4.4
Automotive	3.1
Total Investments	100%

See accompanying notes

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025

Company, Geographic Location, Business Description, (Industry) and Website	(a) Type of Investment	(b) Date Acquired	(c) Equity	Cost	(d)(f) Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments – 19.7% of net assets: (f) (l)
Caitec, Inc. (k)(q) Halethorpe, MD. Pet product manufacturer and distributor. (Consumer Goods)	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20	4%	2,525,032	2,525,032	9.7%
www.caitec.com	36,261 Series A Preferred.	12/28/23		36,261	—
	150 Class A Units.	11/6/20		150,000	—
	$1,750,000 Subordinated Secured Promissory Note at 12% (+2% PIK), due July 2, 2027.	11/6/20		2,525,032	2,525,032
	150 Class A Units.	11/6/20		150,000	—
	36,261 Series A Preferred.	12/28/23		36,261	—
	Total Caitec			5,422,586	5,050,064
GoNoodle, Inc. (k)(q) Nashville, TN. Student engagement	$1,500,000 Secured Note at 12% (1% PIK) due March 31, 2026.	11/1/19	<1%	1,454,709	1,454,709	2.8%
education software providing core aligned	Warrant for 21,948 Series D Preferred.	11/1/19		38	38
physical activity breaks. (Software)	Total GoNoodle			1,454,747	1,454,747
www.gonoodle.com
OnCore Golf Technology, Inc. (g)(q) Buffalo, NY. Patented and proprietary golf balls utilizing technology and innovation. (Consumer Product) www.oncoregolf.com	300,483 Preferred AA.	11/30/18	2%	752,712	100,000	0.2%
Open Exchange, Inc. (g)(q)	397,899 Series C Preferred.	11/13/13	2%	1,193,697	700,000	1.3%
Lincoln, MA. Online presentation and	397,899 Common.	10/22/19		208,243	—
training software. (Software)	Total Open Exchange			1,401,940	700,000
www.openexc.com
PostProcess Technologies, Inc. (g)(q) Buffalo, NY. Provides innovative solutions for the post-processing of additive manufactured 3D parts. (Manufacturing) www.postprocess.com	137,054 Series A Preferred.	11/1/19	<1%	348,875	—	0.0%
SQF LLC d/b/a Verta (g)(q)	211,567 A-1 Units of SQF Holdco LLC.	3/15/19	2%	—	1,500,000	5.7%
Portland, ME. Develops and operates	250 Class D-1 Units of SQF Holdco LLC.	2/16/23		250,000	1,500,000
innovative pole and tower solutions for 5G	Total SQF LLC			250,000	3,000,000
& wireless telecom transmission.
(Professional and Business Services)
www.vertawireless.com
Subtotal Non-Control/Non-Affiliate Investments				$9,630,860	$10,304,811
Affiliate Investments – 70.5% of net assets (f) (m)
Applied Image, Inc. (q) Rochester, NY. Global supplier of precision	$1,750,000 Term Note at 12%, due February 1, 2029.	12/31/21	12%	1,750,000	1,750,000	3.4%
imaged optical components and calibration	Warrant for 1,167 shares.	12/31/21		—	—
standards for a wide range of industries and	Total Applied Image			1,750,000	1,750,000
applications. (Manufacturing)
www.appliedimage.com
Autotality (formerly Filterworks Acquisition USA, LLC) (g)(k)(o)(q) Deerfield Beach, FL. Provides spray booth	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	11/18/19	8%	3,149,571	3,149,571	6.0%
equipment, frame repair machines and paint	626.2 Class A-1 Units.	6/3/22		626,243	—
booth filter services for collision shops.	417.7 Class A-0 Units.	9/30/22		139,232	—
(Automotive)	Total Autotality			3,915,046	3,149,571
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

RAND CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2025 (Continued)

Investments in and Advances to Affiliates

Company	Type of Investment	January 1, 2025, Fair Value	Net Change in Unrealized Appreciation (Depreciation)	Gross Additions (1)	Gross Reductions (2)	December 31, 2025, Fair Value	Net Realized Gains (Losses)	Interest/ Dividend/ Fee Income (3)
Control Investments:
ITA Acquisition, LLC	$2,672,808 Fifth Amended and Restated Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	$1,642,968	$(1,086,573)	$375,000	$—	$931,395	$—	$45,355
	$1,500,000 Term Note at 14% PIK through March 31, 2026, thereafter 12% (+2% PIK), due June 21, 2026.	857,032	(388,427)	—	—	468,605	—	8,000
	1,124 Class A Preferred Units and 1,924 Class B Common Units.	—	—	—	—	—	—	—
	Total ITA	2,500,000	(1,475,000)	375,000	—	1,400,000	—	53,355
	Total Control Investments	$2,500,000	$(1,475,000)	$375,000	$—	$1,400,000	$—	$53,355
Affiliate Investments:
Applied Image, Inc.	$1,750,000 Term Note at 12%, due February 1, 2029.	$1,750,000	$—	$—	$—	$1,750,000	$—	$216,208
	Warrant for 1,167 shares.	—	—	—	—	—	—	—
	Total Applied Image	1,750,000	—	—	—	1,750,000	—	216,208
Autotality (formerly Filterworks Acquisition USA, LLC)	$2,283,702 Amended Term Note at 14% PIK through June 30, 2026, thereafter 14%, due March 31, 2027.	2,928,648	—	220,923	—	3,149,571	—	431,232
	626.2 Class A-1 Units.	—	—	—	—	—	—	—
	417.7 Class A-0 Units.	—	—	—	—	—	—	—
	Total Autotality	2,928,648	—	220,923	—	3,149,571	—	431,232
Bauer Sheet Metal and Fabricating, LLC	$3,250,000 Term Note at 13% due October 24, 2030.	—	—	3,238,600	—	3,238,600	—	82,843
	Warrant for 12% Membership Interest.	—	—	12,000	—	12,000	—	—
	Total Bauer	—	—	3,250,600	—	3,250,600	—	82,843
BlackJet Direct Marketing, LLC	$2,250,000 Term Note at 14% (+1% PIK) due December 12, 2030.	—	—	2,256,941	—	2,256,941	—	106,011
	5.55% Preferred Membership Interest.	—	250,000	250,000	—	500,000	—	—
	Total BlackJet	—	250,000	2,506,941	—	2,756,941	—	106,011
BMP Food Service Supply Holdco, LLC	$6,835,000 Third Amended and Restated Term Note: $4,820,000 in principal amount at 12% PIK through March 31, 2026, thereafter 12%, $1,615,000 in principal amount at 16% PIK through March 31, 2026, thereafter 13% (+3% PIK), and $400,000 in principal amount at 13%, due November 22, 2027.	6,538,026	(3,731,662)	1,053,470	—	3,859,834	—	683,808
	16.87% Preferred Interest.	497,619	(497,619)	—	—	—	—	—
	Total FSS	7,035,645	(4,229,281)	1,053,470	—	3,859,834	—	683,808
BMP Swanson Holdco, LLC	$1,600,000 Term Note at 5% (+7% PIK) through July 31, 2026, thereafter 12%, due March 31, 2027.	1,700,115	—	54,472	—	1,754,587	—	214,613
	Preferred Membership Interest for 9.24%.	750,000	—	—	—	750,000	—	—
	Total BMP Swanson	2,450,115	—	54,472	—	2,504,587	—	214,613
Carolina Skiff LLC	6.0825% Class A Common Membership Interest.	1,208,000	(442,755)	—	—	765,245	—	—
	6.62% Premium Preferred Interest.	—	—	34,755	(34,755)	—	684	—
	Total Carolina Skiff	1,208,000	(442,755)	34,755	(34,755)	765,245	684	—
FCM Industries Holdco LLC	$3,380,000 Term Note at 13% due July 31, 2028.	3,380,000	—	—	—	3,380,000	—	472,292
	$420,000 Convertible Note at 10% PIK, due July 31, 2033.	—	484,837	51,507	—	536,344	—	51,507
	Total FCM	3,380,000	484,837	51,507	—	3,916,344	—	523,799

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. East owns approximately 64% of Rand’s outstanding common stock at September 30, 2026. Concurrent with the Closing, Rand Capital Management, LLC (“RCM”), a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2026 and is currently scheduled to expire on December 31, 2027. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2026 and is currently scheduled to expire on December 31, 2027. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2027 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates. Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, if specified benchmarks are met.

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

The Board declared the following dividends during the nine months ended September 30, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026
2nd	$0.29	May 27, 2026	June 10, 2026
3rd	$0.29	August 26, 2026	September 9, 2026

In order to continue to qualify as a RIC, Rand holds several of its equity investments in wholly-owned subsidiaries that facilitate a tax structure that is advantageous to the RIC election. Rand has the following wholly-owned blocker subsidiaries at September 30, 2026: Rand BMP Swanson Holdings Corp., Rand Carolina Skiff Holdings Corp., Rand DSD Holdings Corp., Rand Filterworks Holdings Corp., Rand FSS Holdings Corp., Rand INEA Holdings Corp., and Rand ITA Holdings Corp. (collectively the “Blocker Corps”). These subsidiaries are consolidated with the Corporation under United States generally accepted accounting principles (“GAAP”) for financial reporting purposes.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – It is our opinion that the accompanying consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation in accordance with GAAP of the consolidated financial position, results of operations, cash flows and statement of changes in net assets for the interim periods presented. The Corporation is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies. Certain information and note disclosures normally included in audited annual consolidated financial statements prepared in accordance with GAAP have been omitted; however, we believe that the disclosures made are adequate to make the information presented herein not misleading. The interim results for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.

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

Cash and Cash Equivalents – Cash represents cash on hand and demand deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less. Cash may be held in a money market fund from time to time, which is a Level 1 security. Cash equivalents are carried at cost, plus accrued interest, which approximates fair value. Cash equivalents are held to meet short-term liquidity requirements, rather than for investment purposes. As of September 30, 2026 and December 31, 2025, the Corporation had $3,416 and $3,726,668, respectively, of cash equivalents invested in money market funds. Cash and cash equivalents are held at major financial institutions and are subject to credit risk to the extent those balances exceed applicable Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limitations.

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

Qualifying Assets - As of September 30, 2026, the Corporation’s portfolio of investments only included qualifying assets as defined in Section 55(a) of the 1940 Act. The Corporation’s qualifying assets consist of qualifying investments in privately held businesses, principally based in the United States.

Revenue Recognition - Interest Income - Interest income is recognized on the accrual basis except where the investment is in default or where receipt of such interest is otherwise presumed to be in doubt. In such cases, interest is recognized at the time of receipt. A reserve for possible losses on interest receivable is maintained when appropriate. The reserve for possible losses of interest receivable was $25,337 as of September 30, 2026 and as of December 31, 2025.

The Corporation holds debt securities in its investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. For investments with PIK interest, the Corporation will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Loans that are on non-accrual status remain in such status until the borrower has demonstrated the ability and intent to pay contractual amounts due or such loans become current. As of September 30, 2026, four of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $20.7 million and an aggregate fair value of $8.7 million, which represented 31.7% and 15.3% of the Corporation’s investment portfolio, respectively. As of December 31, 2025, three of the Corporation’s debt investments were on non-accrual status with a total cost of investment securities of $16.3 million and an aggregate fair value of $6.7 million, which represented 28.6% and 13.7% of the Corporation’s investment portfolio, respectively. For the nine months ended September 30, 2026 and 2025, 11.6% and 35.5%, respectively, of the Corporation’s total investment income was attributable to non-cash PIK interest income.

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

Supplemental Cash Flow Information - Net income taxes paid during the nine months ended September 30, 2026 and 2025 were $28,731 and $17,370, respectively. Interest paid during the nine months ended September 30, 2026 and 2025 was $175,596 and $73,567, respectively.

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

Stockholders’ Equity (Net Assets) - At September 30, 2026 and December 31, 2025, there were 500,000 shares of $10.00 par value preferred stock authorized and unissued.

On April 22, 2026, the Board approved a share repurchase plan which authorizes the Corporation to repurchase shares of its outstanding common stock with an aggregate cost of up to $1,500,000 at prices per share of common stock no greater than the then current net asset value. This share repurchase authorization is in effect through April 22, 2027, and replaces the share repurchase authorization that was previously approved by the Board in May 2025. No shares of common stock were repurchased by the Corporation during the nine months ended September 30, 2026 or the nine months ended September 30, 2025.

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

Accordingly, as of September 30, 2026 and December 31, 2025, the valuation allowance against the Corporation’s deferred tax assets was $337,331 and $343,270, respectively.

The Corporation reviews the tax positions it has taken to determine if they meet a “more likely than not threshold” for the benefit of the tax position to be recognized in the consolidated financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either a reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. There were no uncertain tax positions recorded at September 30, 2026 or December 31, 2025.

Depending on the level of taxable income earned in a tax year, the Corporation may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Corporation determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Corporation accrues excise tax, if any, on estimated excess taxable income as such taxable income is earned. The Corporation did not incur any federal excise tax expense during the nine months ended September 30, 2026 or 2025.

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

It is the Corporation’s policy to include interest and penalties related to income tax liabilities in income tax expense on the Consolidated Statement of Operations. The Corporation recognized ($1,331) and $34 in penalties and interest (income) expense during nine months ended September 30, 2026 and 2025, respectively.

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

September 30, 2026
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

At September 30, 2026 and December 31, 2025, all of the Corporation’s investments were Level 3 investments. There were no Level 1 or Level 2 investments at September 30, 2026 or December 31, 2025.

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

The significant unobservable inputs used in the fair value measurement of the Corporation’s equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, the Corporation’s portfolio companies are typically privately-held, lower middle market companies and these industry standards may be adjusted to more closely match the specific financial and operational characteristics of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third-party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arm’s-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic, and unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and the Corporation, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of September 30, 2026:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$4,100,000	$—	$1,401,940	$38	$5,501,978
Non-Control/Non-Affiliate Loan and Debt	9,827,176	1,468,692	—	—	11,295,868
Total Non-Control/Non-Affiliate	$13,927,176	$1,468,692	$1,401,940	$38	$16,797,846
Affiliate Equity	$6,265,245	$—	$—	$1,300,000	$7,565,245
Affiliate Loan and Debt	26,265,960	—	—	5,107,004	31,372,964
Total Affiliate	$32,531,205	$—	$—	$6,407,004	$38,938,209
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,000,000	—	—	1,000,000
Total Control	$—	$1,000,000	$—	$—	$1,000,000
Total Level 3 Investments	$46,458,381	$2,468,692	$1,401,940	$6,407,042	$56,736,055

Range	5X - 16.5X	1X	3.5X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.5X	1X	3.5X	Not Applicable

The following table provides a summary of the significant unobservable inputs used to determine the fair value of the Corporation’s Level 3 portfolio investments as of December 31, 2025:

Investment Type	Market Approach EBITDA Multiple	Market Approach Liquidation Seniority	Market Approach Revenue Multiple	Market Approach Transaction Pricing	Totals
Non-Control/Non-Affiliate Equity	$3,000,000	$—	$700,000	$100,038	$3,800,038
Non-Control/Non-Affiliate Loan and Debt	5,050,064	1,454,709	—	—	6,504,773
Total Non-Control/Non-Affiliate	$8,050,064	$1,454,709	$700,000	$100,038	$10,304,811
Affiliate Equity	$4,915,245	$—	$—	$1,307,659	$6,222,904
Affiliate Loan and Debt	27,314,181	—	—	3,238,600	30,552,781
Total Affiliate	$32,229,426	$—	$—	$4,546,259	$36,775,685
Control Equity	$—	$—	$—	$—	$—
Control Loan and Debt	—	1,400,000	—	—	1,400,000
Total Control	$—	$1,400,000	$—	$—	$1,400,000
Total Level 3 Investments	$40,279,490	$2,854,709	$700,000	$4,646,297	$48,480,496

Range	4X - 14.7X	1X	3.9X	Not Applicable
Unobservable Input	EBITDA Multiple	Asset Value	Revenue Multiple	Transaction Price
Weighted Average	6.1X	1X	3.9X	Not Applicable

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at September 30, 2026:

		Fair Value Measurements at Reported Date Using
Description	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$1,000,000	$—	$—	$1,000,000
Debt investments	42,668,832	—	—	42,668,832
Equity investments	13,067,223	—	—	13,067,223
Total	$56,736,055	$—	$—	$56,736,055

The following table provides a summary of the components of Level 1, 2 and 3 portfolio investment assets measured at fair value at December 31, 2025:

		Fair Value Measurements at Reported Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Other Significant Unobservable Inputs (Level 3)
Loan investments	$3,154,587	$—	$—	$3,154,587
Debt investments	35,302,967	—	—	35,302,967
Equity investments	10,022,942	—	—	10,022,942
Total	$48,480,496	$—	$—	$48,480,496

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2025, of Level 3 Assets	$3,154,587	$35,302,967	$10,022,942	$48,480,496
Realized gains (losses) included in net change in net assets from operations:
Applied Image, Inc. (Applied Image)	—	—	958,948	958,948
BMP Swanson Holdco, LLC (Swanson)	(1,787,551)	—	(233,333)	(2,020,884)
Carolina Skiff LLC (Carolina Skiff)	—	—	3,112	3,112
Seybert’s Billiards Corporation (Seybert’s)	—	—	1,072,459	1,072,459
Total realized gains, net	(1,787,551)	—	1,801,186	13,635
Unrealized gains (losses) included in net change in net assets from operations:
Autotality	—	(1,523,457)	—	(1,523,457)
Bauer Sheet Metal and Fabricating, LLC (Bauer)	—	—	988,000	988,000
Caitec, Inc. (Caitec)	—	—	50,000	50,000
Feature Healthcare, LLC (4 Seasons)	—	200,000	—	200,000
Highland All About People Holdings, Inc. (All About People)	—	—	400,000	400,000
Inter-National Electronic Alloys LLC (EFINEA)	—	—	700,000	700,000
ITA Acquisition, LLC (ITA)	(400,000)	—	—	(400,000)
Mountain Regional Equipment Solutions (MRES)	—	(403,000)	—	(403,000)
OnCore Golf Technology, Inc. (OnCore)	—	—	(100,000)	(100,000)
Open Exchange, Inc. (Open Exchange)	—	—	701,940	701,940
Seybert’s	—	—	(1,051,659)	(1,051,659)
SQF LLC (Verta)	—	—	1,000,000	1,000,000
Swanson	—	—	(516,667)	(516,667)
Total unrealized gains, net	(400,000)	(1,726,457)	2,171,614	45,157
Purchases of securities/changes to securities/non-cash conversions:
4 Seasons	—	4,516,250	—	4,516,250
AME Holdco, LLC (AME)	—	3,000,000	1,000,000	4,000,000
Autotality	—	123,886	—	123,886
Bauer	—	1,800	—	1,800
BlackJet Direct Marketing, LLC (BlackJet)	—	16,519	—	16,519
BMP Food Service Supply Holdco, LLC (FSS)	—	400,000	—	400,000
Caitec	—	77,112	50,000	127,112
EFINEA	—	8,480	—	8,480
FCM Industries Holdco LLC (First Coast Mulch)	—	42,071	—	42,071
GoNoodle, Inc. (GoNoodle)	—	13,983	—	13,983
All About People	—	101,294	—	101,294
Mobile RN Holdings LLC (Mobile IV Nurses)	—	19,249	—	19,249
MRES	—	680,924	—	680,924
Swanson	32,964	—	—	32,964
Termite Guy Corporation (Termite Guy)	—	2,107,004	300,000	2,407,004
Total purchases of securities/changes to securities/non-cash conversions	32,964	11,108,572	1,350,000	12,491,536
Repayments and sales of securities:
4 Seasons	—	(16,250)	—	(16,250)
Applied Image	—	(1,750,000)	(958,948)	(2,708,948)
BlackJet	—	(250,000)	—	(250,000)
Carolina Skiff	—	—	(3,112)	(3,112)
Seybert's	—	—	(1,316,459)	(1,316,459)
Total repayments and sales of securities	—	(2,016,250)	(2,278,519)	(4,294,769)
Ending balance September 30, 2026, of Level 3 Assets	$1,000,000	$42,668,832	$13,067,223	$56,736,055
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$1,613,483

The following table provides a summary of changes in portfolio investment assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Loan Investments	Debt Investments	Equity Investments	Total
Ending balance December 31, 2024, of Level 3 Assets	$15,037,873	$38,043,721	$17,736,447	$70,818,041
Realized (losses) gains included in net change in net assets from operations:
GoNoodle, Inc. (GoNoodle)	—	—	(25)	(25)
Lumious	(77,314)	—	—	(77,314)
Microcision, LLC (Microcision)	—	—	55,357	55,357
Pressure Pro, Inc. (Pressure Pro)	—	—	870,000	870,000
Tilson Technology Management, Inc. (Tilson)	—	—	(2,850,015)	(2,850,015)
Total realized losses, net	(77,314)	—	(1,924,683)	(2,001,997)
Unrealized (losses) gains included in net change in net assets from operations:
BMP Food Service Supply Holdco, LLC (FSS)	—	(3,331,662)	(497,619)	(3,829,281)
Carolina Skiff LLC (Carolina Skiff)	—	—	(442,755)	(442,755)
FCM Industries Holdco LLC (First Coast Mulch)	—	484,837	—	484,837
Inter-National Electronic Alloys LLC (EFINEA)	—	—	488,235	488,235
ITA Acquisition, LLC (ITA)	(875,000)	—	—	(875,000)
Mobile RN Holdings LLC (Mobile IV Nurses)	—	—	125,000	125,000
Mountain Regional Equipment Solutions (MRES)	—	(739,352)	—	(739,352)
Pressure Pro	—	—	(720,000)	(720,000)
Seybert’s Billiards Corporation (Seybert’s)	—	—	256,000	256,000
Tilson	—	—	(6,649,985)	(6,649,985)
Total unrealized losses, net	(875,000)	(3,586,177)	(7,441,124)	(11,902,301)
Purchases of securities/changes to securities/non-cash conversions:
Autotality (formerly Filterworks Acquisition USA, LLC)	—	134,806	—	134,806
BlackJet Direct Marketing, LLC (BlackJet)	—	2,251,187	250,000	2,501,187
BMP Swanson Holdco, LLC (Swanson)	21,344	—	—	21,344
Caitec, Inc. (Caitec)	324,366	124,606	—	448,972
Carolina Skiff	—	—	34,755	34,755
EFINEA	—	17,177	—	17,177
First Coast Mulch	—	38,031	—	38,031
FSS	—	1,053,470	—	1,053,470
GoNoodle, Inc. (GoNoodle)	—	10,830	—	10,830
Highland All About People Holdings, Inc. (All About People)	—	97,289	—	97,289
ITA	375,000	—	—	375,000
Mobile IV Nurses	—	19,054	—	19,054
MRES	—	359,419	—	359,419
Pressure Pro	—	22,445	—	22,445
Seybert’s	—	69,983	—	69,983
Total purchases of securities/changes to securities/non-cash conversions	720,710	4,198,297	284,755	5,203,762
Repayments and sales of securities:
HDI Acquisition LLC (Hilton Displays)	—	(1,071,824)	—	(1,071,824)
Lumious	(712,630)	—	—	(712,630)
Mattison Avenue Holdings LLC (Mattison)	(5,572,902)	—	—	(5,572,902)
Microcision	—	—	(55,357)	(55,357)
Pressure Pro	—	(1,725,150)	(900,000)	(2,625,150)
Seybert's	—	(7,748,770)	—	(7,748,770)
Total repayments and sales of securities	(6,285,532)	(10,545,744)	(955,357)	(17,786,633)
Transfers within Level 3	(4,799,278)	4,799,278	—	—
Ending balance September 30, 2025, of Level 3 Assets	$3,721,459	$32,909,375	$7,700,038	$44,330,872
Change in unrealized appreciation/depreciation included in earnings related to Level 3 investments still held at reporting date				$(4,532,316)

Note 4. OTHER ASSETS

At September 30, 2026 and December 31, 2025, other assets was comprised of the following:

	September 30, 2026	December 31, 2025
Accounts receivable	$60,929	$—
Prepaid expenses	52,658	16,748
Deferred financing fees, net	18,750	37,500
Total other assets	$132,337	$54,248

Note 5. COMMITMENTS AND CONTINGENCIES

The Corporation had no commitments or contingencies at September 30, 2026 or December 31, 2025.

Note 6. SENIOR SECURED REVOLVING CREDIT FACILITY

On June 27, 2022, the Corporation entered into a credit agreement (the “Credit Agreement”) with M&T Bank, as lender (the “Lender”), which provides the Corporation with a senior secured revolving credit facility in a principal amount not to exceed $25.0 million (the “Credit Facility”). The amount the Corporation can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities held (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions held, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans held that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans held that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. As of September 30, 2026, the Corporation did not own any publicly traded equity securities or any shares of ACV Auctions. The Credit Facility has a maturity date of June 27, 2027. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $12.4 million at September 30, 2026.

The Corporation’s borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2026, the Corporation’s applicable interest rate was 7.40%. In addition, under the terms of the Credit Facility, the Corporation has also agreed to pay the Lender an unused commitment fee on a quarterly basis, computed as 0.30% multiplied by the average daily Unused Commitment Fee Base (which is defined as the difference between (i) $25.0 million and (ii) the sum of the aggregate principal amount of the Corporation’s outstanding borrowings under the Credit Facility) for the preceding quarter. The unused commitment fee related to the Credit Facility during the three and nine months ended September 30, 2026 was $15,493 and $50,978, respectively. The unused commitment fee related to the Credit Facility during the three and nine months ended September 30, 2025 was $19,167 and $56,623, respectively. Unused commitment fees are recorded as interest expense on the Consolidated Statements of Operations.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others, covenants that prohibit, subject to certain specified exceptions, the Corporation’s ability to merge or consolidate with other companies, sell any material part of the Corporation’s assets, incur other indebtedness, incur liens on the Corporation’s assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires the Corporation to maintain a Tangible Net Worth (defined in the Credit Agreement as the Corporation’s aggregate assets, excluding intangible assets, less all liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires the Corporation to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires the Corporation to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. As of September 30, 2026, the Corporation was in compliance with these covenants.

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

The outstanding balance drawn on the Credit Facility at September 30, 2026 and December 31, 2025 was $5.0 million and $0, respectively. The unamortized closing fee was $18,750 and $37,500 as of September 30, 2026 and December 31, 2025, respectively, and it is recorded in Other Assets on the Consolidated Statements of Financial Position. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2026 was $6,250 and $18,750, respectively. Amortization expense related to the Credit Facility during the three and nine months ended September 30, 2025 was $6,250 and $18,750, respectively.

For the three and nine months ended September 30, 2026 and 2025, the average debt outstanding under the Credit Facility and weighted average interest rate were as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Average debt outstanding	$4,846,739	$—	$2,647,253	$200,000
Weighted average interest rate	7.38%	N/A	7.25%	7.88%

Note 7. CHANGES IN STOCKHOLDERS’ EQUITY (NET ASSETS)

The following schedule analyzes the changes in stockholders’ equity (net assets) section of the Consolidated Statements of Financial Position for the three and nine months ended September 30, 2026 and 2025, respectively:

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,340,436)	$51,459,887
Payment of dividend	—	—	—	—	(861,246)	(861,246)
Net increase in net assets from operations	—	—	—	—	944,398	944,398
September 30, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,257,284)	$51,543,039

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
July 1, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(6,074,716)	$56,713,954
Payment of dividend	—	—	—	—	(861,246)	(861,246)
Net decrease in net assets from operations	—	—	—	—	(2,231,194)	(2,231,194)
September 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(9,167,156)	$53,621,514

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(10,616,870)	$52,183,453
Payment of dividend	—	—	—	—	(2,583,621)	(2,583,621)
Net increase in net assets from operations	—	—	—	—	1,943,207	1,943,207
September 30, 2026	$303,771	$64,063,157	$—	$(1,566,605)	$(11,257,284)	$51,543,039

	Common Stock	Capital in excess of par value	Stock dividends distributable	Treasury Stock, at cost	Total distributable earnings (losses)	Total Stockholders’ Equity (Net Assets)
January 1, 2025	$264,892	$55,419,620	$8,672,231	$(1,566,605)	$2,542,382	$65,332,520
Payment of dividend	38,879	8,631,884	(8,672,231)	—	(2,583,637)	(2,585,105)
Net decrease in net assets from operations	—	—	—	—	(9,125,901)	(9,125,901)
September 30, 2025	$303,771	$64,051,504	$—	$(1,566,605)	$(9,167,156)	$53,621,514

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

At September 30, 2026 and December 31, 2025, amounts payable to RCM were comprised of the following, and are reported on the “Due to investment adviser” line on the Consolidated Statements of Financial Position:

	September 30, 2026	December 31, 2025
Base Management Fee payable	$214,969	$176,391
Income Based Incentive Fees payable	340,596	342,896
Total due to investment adviser	$555,565	$519,287

The “Base Management Fee” is calculated at an annual rate of 1.50% of the Corporation’s total assets (other than cash and cash equivalents but including assets purchased with borrowed funds). For the three and nine months ended September 30, 2026, the Base Management Fees earned by RCM were $214,969 and $609,817, respectively. For the three and nine months ended September 30, 2025, the Base Management Fees earned by RCM were $184,382 and $654,239, respectively. As of September 30, 2026 and December 31, 2025, the Corporation had $214,969 and $176,391, respectively, payable for the Base Management Fees, and it is included in the “Due to investment adviser” line on the Corporation’s Consolidated Statements of Financial Position.

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

For the three and nine months ended September 30, 2026, the income based incentive fee benefit was ($2,300), which represented a reversal of a previously accrued Income Based Fee associated with an investment that was written off during the three months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Income Based Fees earned under the Investment Management Agreement were $66,505 and $186,178, respectively. As of September 30, 2026, the cumulative accrued Income Based Fee payable was $340,596, and as no Accrued Unpaid Income Based Fees received in cash during the prior quarter by the Corporation, none of the accrued Income Based Fees became payable to RCM as of the end of such quarter. As of December 31, 2025, the cumulative accrued Income Based Fee payable was $342,896.

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

For purposes of the Capital Gains Fee:

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Corporation’s portfolio when sold minus (b) the accreted or amortized cost basis of such investment.
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

As of September 30, 2026, there was no Capital Gains Fee currently payable under the terms of the Investment Management Agreement, which is subject to change based on subsequent realized gains, losses or unrealized losses during the remainder of 2026.

In accordance with GAAP, the Corporation is required to accrue a capital gains incentive fee on all realized and unrealized gains and losses. At September 30, 2026, no fee would be due based on net portfolio depreciation. At December 31, 2025, no fee was due based on net portfolio depreciation.

The expense related to the accrued capital gains incentive fee was $0 for the three and nine months ended September 30, 2026. The expense (benefit) related to the accrued capital gains incentive fee was $0 and ($1,565,000) for the three and nine months ended September 30, 2025, respectively and was recorded on the “Capital gains incentive fees” line item in the Corporation’s Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2026, the Corporation recorded and paid administrative fees of $52,500 and $155,700, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement. For the three and nine months ended September 30, 2025, the Corporation recorded and paid administrative fees of $50,250 and $149,250, respectively, related to costs incurred by RCM that are reimbursable under the Administration Agreement.

Note 9. FINANCIAL HIGHLIGHTS

The following schedule provides the financial highlights, calculated based on shares outstanding, for the periods indicated:

	Nine months ended September 30, 2026 (Unaudited)*	Nine months ended September 30, 2025 (Unaudited)*
Per Share Data: (1)
Net asset value, beginning of period	17.57	25.31
Income from operations:
Net investment income	0.65	1.58
Net realized gain (loss) on sales and dispositions of investments	0.01	(0.67)
Net change in unrealized appreciation/depreciation on investments	—	(3.98)
Increase (decrease) in net assets from operations	0.66	(3.07)
Payment of cash dividend	(0.87)	(0.87)
Effect of stock dividend	—	(3.31)
Decrease in net assets per share	(0.21)	(7.25)
Net asset value, end of period	$17.36	$18.06
Per share market price, end of period	$9.99	$14.50
Total return based on market value (2)	(4.40)%	(20.16)%
Total return based on net asset value (3)	3.72%	(25.23)%
Supplemental Data:
Ratio of expenses before income taxes to average net assets (4)	5.29%	1.17%
Ratio of expenses including income taxes to average net assets (4)	5.30%	1.12%
Ratio of net investment income to average net assets (4)	4.95%	10.51%
Portfolio turnover	8.16%	6.85%
Debt/equity ratio	9.70%	—%
Net assets, end of period	$51,543,039	$53,621,514
Total amount of senior securities outstanding, exclusive of treasury securities	$5,000,000	$-
Asset coverage per unit (5)	1,131%	N/A

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

Note 11. SUBSEQUENT EVENT

The Corporation has evaluated subsequent events through November 4, 2026, the date the financial statements were issued.

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

FORWARD LOOKING STATEMENTS

Statements included in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q that do not relate to present or historical conditions are “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by us from time to time, and forward-looking statements may be included in documents that are filed with the SEC. Forward-looking statements involve risks and uncertainties that could cause our results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions, including statements related to our investment strategies and our intention to co-invest with certain of our affiliates; the impact of our election as a RIC for U.S. federal tax purposes on the payment of corporate level U.S. federal income taxes by Rand; statements regarding our liquidity and financial resources; statements regarding any Capital Gains Fee that may be due to RCM upon a hypothetical liquidation of our portfolio and the amount of the Capital Gains Fee that may be payable to RCM for 2026; and statements regarding our compliance with the RIC requirements as of September 30, 2026; and statements regarding future dividend payments, and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions (including their negative counterparts or other various or comparable terminology) are intended to identify forward-looking statements. Among the important factors on which such statements are based are assumptions concerning the state of the United States economy and the local markets in which our portfolio companies operate, the state of the securities markets in which the securities of our portfolio companies could be traded, liquidity within the United States financial markets, and inflation. All forward-looking statements are subject to risks and uncertainties described under the caption “Risk Factors” contained in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of the 2025 10-K.

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

In November 2019, Rand completed a stock sale transaction (the “Closing”) with East Asset Management (“East”). The transaction consisted of a $25 million investment in Rand by East, in the form of cash and contributed portfolio assets, in exchange for approximately 8.3 million shares of Rand common stock. Concurrent with the Closing, RCM, a registered investment adviser, was retained by Rand as its external investment adviser and administrator (the Closing and the retention of RCM as our investment adviser and administrator are collectively referred to herein as the “Transaction”). The term of the new investment advisory and management agreement (the “Investment Management Agreement”) with RCM was extended after approval of its renewal by our Board of Directors (the “Board”) in October 2026 and is currently scheduled to expire on December 31, 2027. In addition, the term of the administration agreement (the “Administration Agreement”) with RCM was extended after approval of its renewal by the Board in October 2026 and is currently scheduled to expire on December 31, 2027. The Investment Management Agreement and Administration Agreement can continue for successive annual periods after December 31, 2027 provided that such continuance is specifically approved at least annually by (i) (A) the affirmative vote of a majority of the Board or (B) the affirmative vote of a majority of our outstanding voting securities, and (ii) the affirmative vote of a majority of our directors who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”), of us, RCM or our respective affiliates.

On January 24, 2024, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, our asset coverage requirement under the 1940 Act for senior securities was changed from 200% to 150%, effective January 24, 2025. We monitor our compliance with this coverage ratio on a regular basis. As of September 30, 2026, our asset coverage ratio for senior securities was 1,131%. For a discussion of the risks associated with our adoption of a modified asset coverage requirement of 150%, please see the discussion of risks under the caption “Risk Factors – Risks related to our Indebtedness” contained in Part I, Item 1A of the 2025 10-K. Notwithstanding the reduction of our asset coverage requirement under the 1940 Act from 200% to 150% effective January 24, 2025, under the terms of the Credit Agreement, we are required to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of the Corporation’s assets to the sum of all of the Corporation’s obligations for borrowed money plus all capital lease obligations) of not less than 300%.

Pursuant to the terms of the Investment Management Agreement, Rand pays RCM a base management fee and may pay an incentive fee, comprised of two parts: (1) the “Income Based Fee” and (2) the “Capital Gains Fee”, if specified benchmarks are met.

We elected U.S. federal tax treatment as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As of September 30, 2026, we believe we were in compliance with the RIC requirements. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our shareholders as dividends. In addition, as a RIC, we must distribute annually to our shareholders at least 90% of our ordinary net income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Accordingly, our Board has regularly declared a quarterly cash dividend since our RIC election.

Our Board declared the following dividends during the nine months ended September 30, 2026:

Quarter	Dividend/Share Amount	Record Date	Payment Date
1st	$0.29	March 11, 2026	March 25, 2026
2nd	$0.29	May 27, 2026	June 10, 2026
3rd	$0.29	August 26, 2026	September 9, 2026

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

At September 30, 2026 and December 31, 2025, all of our investments were Level 3 investments. There were no Level 1 or Level 2 investments at September 30, 2026 or December 31, 2025.

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

The significant unobservable inputs used in the fair value measurement of our equity investments are EBITDA and revenue multiples, where applicable, the financial and operational performance of the business, and the debt and senior equity preferences that may exist in a deemed liquidation event. Standard industry multiples may be used when available; however, our portfolio companies are typically privately-held, lower middle market companies, and these industry standards may be adjusted to more closely match the specific financial and operational characteristics of the portfolio company. Due to the nature of certain investments, fair value measurements may be based on other criteria, which may include third-party appraisals. Significant changes in any of these unobservable inputs may result in a significantly higher or lower fair value estimate.

Another key factor used in valuing equity investments is a significant recent arm’s-length equity transaction entered into by the portfolio company with a sophisticated, non-strategic and unrelated new investor. The terms of these equity transactions may not be identical to the equity transactions between the portfolio company and us, and the impact of the difference in transaction terms on the market value of the portfolio company may be difficult or impossible to quantify.

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

Financial Condition

Overview:

	September 30, 2026	December 31, 2025	Increase (Decrease)	% Increase (Decrease)
Total assets	$57,642,094	$53,195,312	$4,446,782	8.4%
Total liabilities	6,099,055	1,011,859	5,087,196	502.8%
Net assets	$51,543,039	$52,183,453	$(640,414)	(1.2)%

Net asset value per share (NAV) was $17.36 at September 30, 2026 and $17.57 at December 31, 2025.

Cash and cash equivalents approximated 0.4% of net assets at September 30, 2026, as compared to 8.1% of net assets at December 31, 2025.

During 2022, we entered into a $25 million senior secured revolving credit facility (the “Credit Facility”) with M&T Bank, as lender (the “Lender”), with the amount that we can borrow thereunder, at any given time, determined based upon a borrowing base formula. The Credit Facility has a 5-year term with a maturity date of June 27, 2027. Our borrowings under the Credit Facility bear interest at a variable rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2026, there was $5,000,000 drawn on the Credit Facility and the applicable interest rate was 7.40%. See Note 6—Senior Secured Revolving Credit Facility to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q for additional information regarding the terms of our Credit Facility.

Composition of Our Investment Portfolio

Our financial condition is dependent on the success of our portfolio holdings. The following summarizes our investment portfolio at the dates indicated:

	September 30, 2026	December 31, 2025	Increase	% Increase
Investments, at cost	$65,272,801	$57,062,399	$8,210,402	14.4%
Unrealized depreciation, net	(8,536,746)	(8,581,903)	45,157	0.5%
Investments, at fair value	$56,736,055	$48,480,496	$8,255,559	17.0%

Our total investments at fair value, as determined by RCM and approved by our Board, approximated 110% of net assets at September 30, 2026 as compared to approximately 93% of net assets at December 31, 2025.

Our investment objective is to generate current income and when possible, complement this current income with capital appreciation. As a result, we are focused on investing in higher yielding debt instruments and related equity investments in privately held, lower middle market companies with a committed and experienced management team in a broad variety of industries.

The change in investments during the nine months ended September 30, 2026, at cost, is comprised of the following:

Cost Increase (Decrease)
New and follow-on investments:
Feature Healthcare, LLC (4 Seasons)	$4,500,000
AME Holdco, LLC (AME)	4,000,000
Termite Guy Corporation (Termite Guy)	2,400,000
Mountain Regional Equipment Solutions (MRES)	677,924
BMP Food Service Supply Holdco, LLC (FSS)	400,000
Caitec, Inc. (Caitec)	50,000
Total of new investments	12,027,924
Other changes to investments:
Autotality interest conversion	123,886
Highland All About People Holdings, Inc. (All About People) interest conversion	101,294
Caitec interest conversion	77,112
FCM Industries Holdco LLC (First Coast Mulch) interest conversion	42,071
BMP Swanson Holdco, LLC (Swanson) interest conversion	32,964
Mobile RN Holdings LLC (Mobile IV Nurses) interest conversion	19,249
BlackJet Direct Marketing, LLC (BlackJet) interest conversion	16,519
4 Seasons interest conversion	16,250
GoNoodle, Inc. (GoNoodle) interest conversion	13,983
Inter-National Electronic Alloys LLC (EFINEA) interest conversion	8,480
Termite Guy interest conversion	7,004
MRES OID amortization	3,000
Bauer Sheet Metal and Fabricating, LLC (Bauer) OID amortization	1,800
Total of other changes to investments	463,612
Investments repaid, sold, liquidated or converted:
4 Seasons debt repayment	(16,250)
Seybert’s Billiards Corporation (Seybert’s) equity and warrant sale	(244,000)
BlackJet debt repayment	(250,000)
Applied Image, Inc. (Applied Image) debt repayment and warrant sale	(1,750,000)
Swanson realized loss	(2,020,884)
Total of investments repaid, sold, liquidated or converted	(4,281,134)
Net change in investments, at cost	$8,210,402

Results of Operations

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025:

Investment Income

	Three months ended September 30, 2026	Three months ended September 30, 2025	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$1,224,323	$1,425,134	$(200,811)	(14.1)%
Interest from other investments	45	73,488	(73,443)	n/m
Dividend and other investment income	28,241	—	28,241	n/m
Fee income	59,159	81,001	(21,842)	(27.0)%
Total investment income	$1,311,768	$1,579,623	$(267,855)	(17.0)%

n/m - Not meaningful

The total investment income during the three months ended September 30, 2026 was received from 13 portfolio companies. For the three months ended September 30, 2025, total investment income was received from 15 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 14% lower during the three months ended September 30, 2026 versus the same period in 2025 due to several interest-yielding investments being placed on non-accrual status during the last year. Debt instruments in Autotality, FSS, ITA Acquisition, LLC (ITA), and MRES have all been placed on non-accrual status.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the three months ended September 30, 2026 and 2025, 7.5% and 39.1%, respectively, of our total investment income was attributable to non-cash PIK interest income. This decrease is primarily due to debt instruments in Autotality, FSS, ITA, and MRES being placed on non-accrual status.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the three months ended September 30, 2026 versus the same period in 2025.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions or dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. During the three months ended September 30, 2026, we recognized $28,241 in dividend income from EFINEA. No dividend income was recognized during the three months ended September 30, 2025.

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

The income associated with the amortization of financing fees was $40,070 and $69,412 for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, we recognized a loan monitoring fee of $11,589 from our investment in First Coast Mulch and a prepayment fee of $7,500 from our investment in BlackJet. During the three months ended September 30, 2025, we recognized a loan monitoring fee of $11,589 from our investment in First Coast Mulch.

Expenses

	Three months ended September 30, 2026	Three months ended September 30, 2025	Increase	% Increase
Total expenses	$769,396	$596,203	$173,193	29.0%

The increase in total expenses during the three months ended September 30, 2026 versus the same period in 2025 was primarily due to a $107,123 increase in professional fees, a $87,748 increase in interest expense, and a $30,587 increase in base management fee expense.

Professional fees expense increased by $107,123 during the three months ended September 30, 2026, versus the same period in 2025 because we incurred increased fees associated with the complex regulatory environment in which we operate.

The increase in interest expense resulted from higher average outstanding debt balances during the three months ended September 30, 2026 versus the same period in 2025 under the Credit Facility. Interest expense for the three months ended September 30, 2026 and 2025 was $113,164 and $25,416, respectively.

The base management fee payable to RCM is calculated based upon total assets less cash, and, as we deploy more capital into investments or the fair value of our investments increases, the base management fee payable to RCM will increase accordingly. The base management fee for the three months ended September 30, 2026 and 2025 was $214,969 and $184,382, respectively.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the three months ended September 30, 2026 and 2025 was $668,941 and $992,579, respectively.

Realized Loss on Investments

	Three months ended September 30, 2026	Three months ended September 30, 2025	Change
Realized loss on investments before income taxes	$(2,020,884)	$(2,927,329)	$906,445

During the three months ended September 30, 2026, we recognized a realized loss of ($2,020,884) on our debt and equity investment in Swanson after they ceased operations.

During the three months ended September 30, 2025, we recognized a net realized loss of ($2,850,015) on the liquidation of our investment in Tilson Technology Management, Inc. (Tilson). Tilson filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, and subsequently sold all of its assets.

In addition, during the three months ended September 30, 2025, we recognized a net realized loss of ($77,314) on our loan investment in Lumious.

Change in Unrealized Appreciation (Depreciation) of Investments

	Three months ended September 30, 2026	Three months ended September 30, 2025	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$2,422,824	$(291,703)	$2,714,527

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2026, was comprised of the following:

Three months ended September 30, 2026
Swanson	$2,020,884
Bauer	700,000
Open Exchange, Inc. (Open Exchange)	401,940
EFINEA	300,000
OnCore Golf Technology, Inc. (OnCore)	(100,000)
ITA	(400,000)
Autotality	(500,000)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$2,422,824

We exited our investment in Swanson during the three months ended September 30, 2026 after they ceased operations.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Bauer, Open Exchange, and EFINEA during the three months ended September 30, 2026 after a financial analysis of each of the portfolio companies indicated continued improvement in performance.

During the three months ended September 30, 2026, the valuation of our investments in OnCore, ITA, and Autotality were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the three months ended September 30, 2025, was comprised of the following:

Three months ended September 30, 2025
Tilson	$2,850,015
Lumious	189,944
FSS	(3,331,662)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$(291,703)

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the three months ended September 30, 2026 and 2025 was $944,398 and ($2,231,194), respectively.

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

Investment Income

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	(Decrease) Increase	% (Decrease) Increase
Interest from portfolio companies	$3,580,809	$4,616,862	$(1,036,053)	(22.4)%
Interest from other investments	13,873	120,427	(106,554)	(88.5)%
Dividend and other investment income	180,754	13,125	167,629	1277.2%
Fee income	170,600	439,410	(268,810)	(61.2)%
Total investment income	$3,946,036	$5,189,824	$(1,243,788)	(24.0)%

The total investment income during both the nine months ended September 30, 2026 and 2025 was received from 18 portfolio companies.

Interest from portfolio companies – Interest from portfolio companies was approximately 22% lower during the nine months ended September 30, 2026 versus the same period in 2025 due to several interest-yielding investments being placed on non-accrual status during the last year. Debt instruments in Autotality, FSS, ITA, and MRES have all been placed on non-accrual status.

We hold debt securities in our investment portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each debt agreement, is added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. Interest can also be shifted from current cash payment to PIK as part of a loan modification. For the nine months ended September 30, 2026 and 2025, 11.6% and 35.5%, respectively, of our total investment income was attributable to non-cash PIK interest income. This decrease is primarily due to debt instruments in Autotality, FSS, ITA, and MRES being placed on non-accrual status.

Interest from other investments - The decrease in interest from other investments is primarily due to lower average cash balances during the nine months ended September 30, 2026 versus the same period in 2025.

Dividend and other investment income - Dividend income is comprised of cash distributions from limited liability companies (LLCs) and corporations in which we have invested. Our investment agreements with certain LLCs require those LLCs to distribute funds to us for payment of income taxes on our allocable share of the LLC’s profits. These portfolio companies may also elect to make additional discretionary distributions and dividends. Dividend income will fluctuate based upon the profitability of these LLCs and corporations and the timing of the distributions. During the nine months ended September 30, 2026, we recognized $169,447 in dividend income from EFINEA and $11,307 in dividend income from Carolina Skiff LLC (Carolina Skiff). During the nine months ended September 30, 2025, we recognized $13,125 in dividend income from Tilson.

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

The income associated with the amortization of financing fees was $146,511 and $208,368 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we recognized a loan monitoring fee of $11,589 from our investment in First Coast Mulch, a prepayment fee of $7,500 from our investment in BlackJet, and a loan modification fee of $5,000 from our investment in GoNoodle.

During the nine months ended September 30, 2025, we recognized a prepayment fee of $167,187 from our investment in Mattison Avenue Holdings LLC (Mattison), a loan monitoring fee of $20,000 from our investment in Pressure Pro, Inc. (Pressure Pro), a prepayment fee of $17,266 from our investment in Pressure Pro, a loan modification fee of $15,000 from our investment in MRES, and a loan monitoring fee of $11,589 from our investment in First Coast Mulch.

Expenses

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Increase	% Increase
Total expenses	$2,058,703	$523,109	$1,535,594	293.6%

The increase in total expenses during the nine months ended September 30, 2026 versus the same period in 2025 was primarily due to a $1,565,000 capital gains incentive fee benefit that did not repeat during the current year period as explained in greater detail in the paragraph below, a $127,931 increase in interest expense, and a $104,077 increase in professional fees. The increase was partially offset by a $188,478 decrease in the income based incentive fee expense.

Based on the calculation of the capital gains fee as required by GAAP, there was no capital gains incentive fee expense during the nine months ended September 30, 2026. We are required under GAAP to accrue capital gains incentive fees on the basis of net realized capital gains and losses and net unrealized gains and losses. Our capital gains incentive fee accrual reflects the capital gains incentive fees that would be payable to RCM if our entire investment portfolio was liquidated at its fair value as of the balance sheet date, even though RCM is not entitled to this capital gains incentive fee under the Investment Management Agreement with respect to unrealized gains unless and until such gains are realized. At September 30, 2026, no fee would be due based on net portfolio depreciation, and accordingly no capital gains incentive fee expense was recognized during the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the capital gains incentive fee benefit was ($1,565,000), which represented a reversal of a previously accrued capital gains incentive fee based on the calculation as required by GAAP.

The increase in interest expense resulted from higher average outstanding debt balances during the nine months ended September 30, 2026 versus the same period in 2025 under the Credit Facility. Interest expense for the nine months ended September 30, 2026 and 2025 was $215,250 and $87,319, respectively.

Professional fees expense increased by $104,077 during the nine months ended September 30, 2026, versus the same period in 2025 because we incurred increased fees associated with the complex regulatory environment in which we operate.

The income based incentive fee is calculated quarterly in accordance with the Investment Management Agreement. There was a ($2,300) income based incentive fee benefit during the nine months ended September 30, 2026, which represented a reversal of a previously accrued income based incentive fee associated with our investment in Swanson. During the three months ended September 30, 2026, we recognized a realized loss on our investment in Swanson. The income based incentive fee accrued during the nine months ended September 30, 2025 was $186,178, and was a result of Pre-Incentive Fee Net Investment Income being above the applicable hurdle rate during the applicable quarter, as set forth and described in the Investment Management Agreement. See Note 8—Related Party Transactions to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q for additional information regarding the Income Based Fee.

Net Investment Income

The excess of investment income over total expenses, including income taxes, represents net investment income. The net investment income for the nine months ended September 30, 2026 and 2025 was $1,923,629 and $4,688,928, respectively.

Realized Gain (Loss) on Investments

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Change
Realized gain (loss) on investments before income taxes	$13,635	$(2,001,997)	$2,015,632

During the nine months ended September 30, 2026, we sold our equity and warrant investments in Seybert’s and recognized a realized gain of $1,072,459. In addition, during the nine months ended September 30, 2026, we recognized a realized gain of $958,948 from the sale of our warrant investment in Applied Image. We also recognized a realized gain of $3,112 from additional proceeds received from the sale of our preferred equity investment in Carolina Skiff.

During the nine months ended September 30, 2026, we recognized a realized loss of ($2,020,884) on our debt and equity investment in Swanson after they ceased operations.

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

($77,314) on our loan investment in Lumious and a realized loss of ($25) on GoNoodle when the Series C warrant expired without exercise.

Change in Unrealized Appreciation (Depreciation) of Investments

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Change
Change in unrealized appreciation (depreciation) of investments before income taxes	$45,157	$(11,902,301)	$11,947,458

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2026, was comprised of the following:

Nine months ended September 30, 2026
SQF LLC (Verta)	$1,000,000
Bauer	988,000
Open Exchange	701,940
EFINEA	700,000
All About People	400,000
4 Seasons	200,000
Caitec	50,000
OnCore	(100,000)
ITA	(400,000)
MRES	(403,000)
Swanson	(516,667)
Seybert's	(1,051,659)
Autotality	(1,523,457)
Total change in net unrealized appreciation (depreciation) of investments before income taxes	$45,157

We exited our investments in Seybert’s and Swanson during the nine months ended September 30, 2026.

In accordance with the Corporation’s valuation policy, we increased the value of our investments in Verta, Bauer, Open Exchange, EFINEA, All About People, 4 Seasons, and Caitec after a financial analysis of each of the portfolio companies indicating continued improvement in performance.

During the nine months ended September 30, 2026, the valuation of our investments in OnCore, ITA, MRES, and Autotality were decreased after a review of their operations and financial condition.

The change in net unrealized appreciation (depreciation), before income taxes, for the nine months ended September 30, 2025, was comprised of the following:

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

In accordance with the Corporation’s valuation policy, we increased the value of our investments in EFINEA, First Coast Mulch, Mobile IV Nurses, and Seybert’s after a financial analysis of each of the portfolio companies indicating continued improvement in performance.

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

Net Increase (Decrease) in Net Assets from Operations

We account for our operations under GAAP for investment companies. The principal measure of our financial performance is “Net increase (decrease) in net assets from operations” on our consolidated statements of operations. The net increase (decrease) in net assets from operations for the nine months ended September 30, 2026 and 2025 was $1,943,207 and ($9,125,901), respectively.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet anticipated cash requirements, fund new and follow-on portfolio investments, pay distributions to our shareholders and respond to other general business demands. As of September 30, 2026, our total liquidity consisted of approximately $223,000 in cash and approximately $12,400,000 of unused availability on our Credit Facility.

During 2022, we entered into a $25 million Credit Facility. The amount we can borrow, at any given time, under the Credit Facility is tied to a borrowing base, which is measured as (i) 75% of the aggregate sum of the fair market values of the publicly traded equity securities we hold (other than shares of ACV Auctions, if any) plus (ii) the least of (a) 75% of the fair market value of the shares of ACV Auctions we hold, if any, (b) $6.25 million and (c) 25% of the aggregate borrowing base availability for the Credit Facility at any date of determination plus (iii) 50% of the aggregate sum of the fair market values of eligible private loans we hold that meet specified criteria plus (iv) the lesser of (a) 50% of the aggregate sum of the fair market values of unsecured private loans we hold that meet specified criteria and (b) $1.25 million minus (v) such reserves as the Lender may establish from time to time in its sole discretion. The Credit Facility has a maturity date of June 27, 2027. The outstanding balance drawn on the Credit Facility at September 30, 2026 was $5,000,000. Under the borrowing base formula described above, the unused line of credit balance for the Credit Facility was approximately $12,400,000 at September 30, 2026.

Our borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) or (ii) 0.25%. At September 30, 2026, our applicable interest rate was 7.40%.

The Credit Agreement contains representations and warranties and affirmative, negative and financial covenants usual and customary for agreements of this type, including among others covenants that prohibit, subject to certain specified exceptions, our ability to merge or consolidate with other companies, sell any material part of our assets, incur other indebtedness, incur liens on our assets, make investments or loans to third parties other than permitted investments and permitted loans, and declare any distribution or dividend other than certain permitted distributions. The Credit Agreement includes the following financial covenants: (i) a tangible net worth covenant that requires us to maintain a Tangible Net Worth (defined in the Credit Agreement as our aggregate assets, excluding intangible assets, less all of our liabilities) of not less than $50.0 million, which is measured quarterly at the end of each fiscal quarter, (ii) an asset coverage ratio covenant that requires us to maintain an Asset Coverage Ratio (defined in the Credit Agreement as the ratio of the fair market value of all of our assets to the sum of all of our obligations for borrowed money plus all capital lease obligations) of not less than 3:1, which is measured quarterly at the end of each fiscal quarter and (iii) an interest coverage ratio covenant that requires us to maintain an Interest Coverage Ratio (defined in the Credit Agreement as the ratio of Cash Flow (as defined in the Credit Agreement) to Interest Expense (as defined in the Credit Agreement)) of not less than 2.5:1, which is measured quarterly on a trailing twelve-months basis. We were in compliance with these covenants at September 30, 2026. See Note 6—Senior Secured Revolving Credit Facility to the Consolidated Financial Statements in Item 1, Financial Statements, of this Form 10-Q for additional information regarding the terms of our Credit Facility.

For the nine months ended September 30, 2026, we experienced a net decrease in cash of approximately $3,986,000, which is a net effect of approximately $6,402,000 of net cash used in our operating activities and approximately $2,416,000 of net cash provided by our financing activities.

The $6,402,000 of net cash used in our operating activities during the nine months ended September 30, 2026 resulted primarily from approximately $12,028,000 used to fund new or follow-on portfolio company investments, approximately $459,000 in non-cash interest income, and an approximately $196,000 net increase in operating assets. This was partially offset by net investment income of approximately $1,924,000, approximately $4,295,000 received from the sales of equity investments and repayments of debt investments, and an approximately $87,000 net increase in operating liabilities.

Net cash provided by financing activities during the nine months ended September 30, 2026 was approximately $2,416,000. This is comprised of $5,000,000 in net borrowings on the Credit Facility and approximately $2,584,000 in cash dividends paid to shareholders.

We anticipate that we will continue to fund our investment activities and operations through cash generated through our ongoing operating activities and through borrowings under the Credit Facility. The Credit Facility is scheduled to mature on June 27, 2027, and our liquidity and business operations could be adversely impacted if we are unable to extend the maturity of the Credit Facility, obtain alternate financing, or repay the Credit Facility using cash generated through our operating activities. We anticipate that we will continue to exit investments. However, the timing of liquidation events with respect to our privately held investments is difficult to project.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks primarily consisting of risks resulting from changes in interest rates and the valuation of our investment portfolio.

Interest Rate Risk

Changes in interest rates may affect our interest expense on the debt outstanding under our Credit Facility. Our debt borrowings under the Credit Facility bear interest at a variable rate determined as a rate per annum equal to 3.50 percentage points above the greater of (i) the applicable daily simple secured overnight financing rate (SOFR) and (ii) 0.25%. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. As of September 30, 2026, all of our debt investments that are not on non-accrual status had fixed interest rates and were not directly impacted by changes in market interest rates.

Based on our Consolidated Statement of Financial Position as of September 30, 2026, the following table shows the approximate annualized increase (decrease) in net investment income due to hypothetical base rate changes in interest rates under our Credit Facility, assuming no changes in our borrowings as of September 30, 2026. Because we often borrow money to make investments, our net investment income is dependent upon the difference between our borrowing rate and the rate we earn on the invested proceeds borrowed. In periods of rising interest rates, the rate we earn on our debt investments with fixed interest rates will remain the same, while the interest incurred on our borrowings under the Credit Facility will increase.

	Impact on net investment income from a change in interest rates on our Credit Facility at:
	1%	2%	3%
Increase in interest rate	$(50,000)	$(100,000)	$(150,000)
Decrease in interest rate	50,000	100,000	150,000

Although we believe that this analysis is indicative of our existing interest rate sensitivity under our Credit Facility at September 30, 2026, it does not adjust for changes in the credit quality, size and composition of our investment portfolio, and other business developments, including increased borrowings under our Credit Facility, that could affect our net investment income. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that this information is accumulated and communicated to management, including the Chief Executive Officer (the Corporation’s principal executive officer) and the Chief Financial Officer (the Corporation’s principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of September 30, 2026. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s controls and procedures were not effective as of September 30, 2026 as a result of material weakness in the controls related to the accounting for income taxes and related disclosures discussed in the 2025 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plan (3)	Maximum dollar amount of shares that may yet be purchased under the share repurchase program (3)
7/1/2026 – 7/31/2026	—	—	—	$1,500,000
8/1/2026 – 8/31/2026	—	—	—	$1,500,000
9/1/2026 – 9/30/2026	—	—	—	$1,500,000
Total	—	—	—

(1)
There were no shares repurchased during the three-month period ended September 30, 2026.
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 4, 2026

/s/ Daniel P. Penberthy
Daniel P. Penberthy, Chief Executive
Officer and President
(Chief Executive Officer)
Dated: November 4, 2026

/s/ Margaret W. Brechtel
Margaret W. Brechtel, Executive Vice
President, Chief Financial Officer and
Treasurer
(Chief Financial Officer)